Form 10-K/A
period 1995-04-30
AIRSENSORS INC
filed 1995-08-25
CIK 790708

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-K/A
                                   Amendment No.1

/ x / Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 1995, or

/   /    Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the transition period from             to
         Commission File No. 0-16115

                                     AIRSENSORS, INC.
                (Exact name of registrant as specified in its charter)

                      Delaware                          91-1039211
              (State of Incorporation)             (IRS Employer ID. No.)

                   16804 Gridley Place, Cerritos, California   90703
                  (Address of Principal Executive Offices)   (Zip Code)

          Registrant's telephone number, including area code: (310) 860-6666

               Securities registered pursuant to Section 12(b) of the Act:
                                          None
               Securities registered pursuant to Section 12(g) of the Act:
                                      Common Stock;
                           Common Stock Purchase Warrants; and
                      Units, consisting of one share of Common Stock
                         and one Common Stock Purchase Warrant

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                               Yes     x           No
                                  -----------        ----------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K. /    /

     Approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 1995 was $34,075,583.

      Number of shares outstanding of each of the registrant's classes of common stock, as of June 30, 1995:

                             5,641,370 shares of Common Stock

                           Documents incorporated by reference:

                                       See Item 14

     Part III (Items 10, 11, 12 and 13) is hereby added to registrant's Form 10-K filed on July 28, 1995.

                                    PART III
                                    --------

ITEM 10  -  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information concerning the executive officers and directors of the Company as of April 30, 1995:


Name                          Age       Position with Company
- ----                          ---       ---------------------
Robert M. Stemmler (1)........60        President, Chief Executive
                                         Officer and Director

James J. Mantras .............67        Executive Vice President

Thomas M. Costales............48        Treasurer
                                         and Chief Financial Officer

Dale L. Rasmussen.............45        Senior Vice President
                                         and Secretary

Edward E. Elsner..............47        Vice President of Operations

David H. Smith ...............55        Vice President Research
                                         and Technology

Rawley F. Taplett (3).........74        Chairman of the Board
                                         and Director

Edwin J. Schneebeck (2).......83        Vice Chairman of the Board
                                         and Director

Peter B. Bensigner (3)........59        Director

Norman L. Bryan (2)...........54        Director

V. Robert Colton (1)..........65        Director

Don J. Simplot (2)............60        Director

Douglas W. Toms (3)...........65        Director

Kelly Waller (1)(4)...........80        Director

- -------------------------

(1)  Term as Board of Director member expires 1995.
(2)  Term as Board of Director member expires 1996.
(3)  Term as Board of Director member expires 1997.


(4) Mr. Waller has announced his retirement. While the Board of Directors is undertaking a search for a replacement and expects to fill the vacancy, no replacement has been selected at this time.


The Board of Directors is divided into three classes, each consisting of three Directors, with the three classes serving staggered three-year terms.The executive officers are elected annually by the Board of Directors and serve at the pleasure of the Board of Directors.

     ROBERT M. STEMMLER has been a Director of the Company since May 1993, and became the President and Chief Executive Officer of the Company on July 1, 1993. He was a full-time consultant to the Company from December 1992 until becoming President and CEO. From 1988 until December 1992, Mr. Stemmler was the Chief Operating Officer of Sargent Fletcher Company, a manufacturer of fuel tanks, aerial refueling systems and specialty mission equipment for military aircraft. He was the General Manager of IMPCO Technologies, Inc. from 1982 to 1985.

     JAMES J. MANTRAS was the Treasurer and Chief Financial Officer of the Company from June 1989 until March 1995, and was the Executive Vice President until his retirement on August 31, 1995.

     THOMAS M. COSTALES has been the Treasurer and Chief Financial Officer of the Company since March 1995. From September 1993 until joining the Company, he was Vice President and Controller of the Omnifax division of Danka Industries, Inc. He held a similar position with Omnifax s predecessor, Telautograph Corporation, from 1987 until it was acquired by Danka Industries.

     DALE L. RASMUSSEN has been Senior Vice President and Secretary since June 1989. He joined the Company in 1984 as Vice President of Finance and Administration.

     EDWARD E. ELSNER has been Vice President of Operations of AirSensors since June 1989 and Vice President of Operations of IMPCO since October 1985.

     DAVID H. SMITH has been Vice President, Research and Technology since May 1993, and from 1988 until becoming a Vice President, was the Company's Director of Research and Development.

      RAWLEY F. TAPLETT is the Chairman of the Board and has been a Director of the Company since May 1978. He is the founder and owner of R.F. Taplett Fruit and Storage Company, a grower, packer and marketer of fruit, primarily apples. He is also the principal shareholder, and officer and director, of Whitestone Orchards, Inc., which owns and operates apple orchards.

     EDWIN J. SCHNEEBECK has been a Director of the Company since March 1981 and is the Vice Chairman of the Board. He was the owner and operator of a magazine and newspaper distribution business which was sold in 1980 and, until its dissolution, was President of ESS Corporation, a closely held real estate company. Since then he has been active as an investor in real estate and various closely held businesses.

     PETER B. BENSINGER has been a Director since March 1995. He has been the President and CEO of Bensinger, Dupont & Associates, a consulting firm providing consulting, training and employee assistance programs, since 1982. Mr. Bensinger served as Administrator of the U.S. Drug Enforcement Administration from January 1976 to July 1981. Mr. Bensigner is the son-in-law of Edwin J. Schneebeck

     NORMAN L. BRYAN has been a Director of the Company since November 1993. He was employed by Pacific Gas and Electric Company for a number of years prior to his retirement in 1994. Mr. Bryan was Vice President, Marketing from February 1993 until December 1994, and was Vice President, Clean Air Vehicles from February 1991 to February 1993.

     V. ROBERT COLTON has been a Director of the Company since March 1989. Mr. Colton is a retired dentist and has engaged in real estate investments and development activities for a number of years.

     DON J. SIMPLOT has been a Director of the Company since May 1978. He is the President of Simplot Industries, Inc., which is engaged in agriculture enterprises, and a Vice President of J.R. Simplot Company, which is also engaged in agricultural enterprises. Mr. Simplot is a Director of Micron Technology, Inc., a designer and manufacturer of semiconductor memory components primarily used in various computer applications.

     DOUGLAS W. TOMS is the Chairman of the Executive Committee and has been a Director of the Company since October 1980. He served as President and Chief Executive Officer of the Company from October 1980 to April 1989. Since April 1989, Mr. Toms has been a consultant to American Honda Motor Company, Inc.

     KELLY WALLER has been a Director of the Company since September 1989. Mr. Waller retired as Chairman of Safeco Life Insurance Company in 1980 and is now an investor, insurance broker and financial consultant.

                            Section 16(a) Reporting

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company s directors and executive officers, and persons who own more than 10% of the Company s Common Stock, to file with the Securities and Exchange Commission ( SEC ) initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To the Company s knowledge, based solely on review of the copies of such reports furnished to the Company or advice that no filings were required, during fiscal year 1995 all officers, directors and greater than 10% beneficial owners complied with the Section 16(a) filing requirements except Peter B. Bensigner, Norman L. Bryan, Thomas M. Costales, and Don J. Simplot each filed one Form 4 late.

ITEM 11  -  EXECUTIVE COMPENSATION

     The following table sets forth certain information regarding compensation paid during each of the Company s last three fiscal years to the Company s chief executive officer and each of the Company s other executive officers who were serving at the end of the fiscal year 1995.


                           SUMMARY COMPENSATION TABLE

                                                      LONG-TERM
                                                    COMPENSATION
                              ANNUAL COMPENSATION      AWARDS
                              -------------------   ------------
                                                     SECURITIES
                                                     UNDERLYING
NAME AND              FISCAL   SALARY      BONUS       OPTIONS      ALL OTHER
PRINCIPAL POSITION     YEAR    ($)(1)       ($)      (IN SHARES)   COMPENSATION
- -------------------    ----   --------    -------   ------------   ------------
Robert M. Stemmler(2)  1995   $170,083    $53,625     50,000(3)    $25,872(4)
 President and Chief   1994    145,417     50,000     70,000(3)     20,786
 Executive Officer

James J. Mantras       1995   $115,000    $12,000        -0-       $19,992(5)
 Executive Vice        1994    115,000     27,000        -0-        23,158
 President             1993    115,000     20,000        -0-        21,793

David H. Smith (6)     1995   $ 92,000    $15,000        -0-       $14,324(7)
 Vice President of     1994     92,000     16,000        -0-        11,924
 Research

Edward E. Elsner       1995   $ 90,000    $24,000        -0-       $16,918(8)
 Vice President of     1994     85,000     18,000        -0-        16,656
 Operations            1993     84,000     14,000        -0-        17,639

Dale L. Rasmussen      1995   $ 89,083    $15,000        -0-       $15,122(9)
 Senior Vice President 1994     85,000     17,000        -0-        16,341
 and Secretary         1993     85,000     15,000        -0-        16,623

Thomas M. Costales(10) 1995   $ 16,667    $ 3,000     12,000(3)    $ 2,000(11)
 Treasurer and Chief
 Financial Officer

- -------------------------

(1) Includes amounts deferred by executive officers pursuant to the IMPCO Employee Savings Plan.

(2)  Mr. Stemmler became the Company's Chief Executive Officer on
     July 1, 1993.

(3)  Options under Incentive Stock Option Plan.

(4) Group term life insurance premium of $10,350, Company's contribution of $2,522 pursuant to the IMPCO Employee Savings Plan, Christmas bonus of $1,000 and automobile allowance of $12,000.

(5) Group term life insurance premium of $5,404, Company's contribution of $2,088 pursuant to the IMPCO Employee Saving Plan, Christmas bonus of $1,000 and automobile allowance of $11,500.

(6)  Mr. Smith became a Vice President in May 1993.

(7) Company's contribution of $1,674 pursuant to the IMPCO Employee Savings Plan, Christmas bonus of $1,000 and automobile allowance of $11,650.

(8) Group term life insurance premium of $2,280, Company's contribution of $1,638 pursuant to the IMPCO Employee Savings Plan, Christmas bonus of $1,000 and automobile allowance of $12,000.


(9) Company's contribution of $1,622 pursuant to the IMPCO Employee Savings Plan, Christmas bonus of $1,000 and automobile allowance of $12,500.

(10) Mr. Costales became the Company's Treasurer and Chief Financial Officer in March 1995.

(11) Automobile allowance of $2,000.



                       OPTIONS GRANTED IN FISCAL YEAR 1995

     The following table provides information with respect to options granted during the last fiscal year.

                                            Individual Grants
                      ----------------------------------------------------------
                      Number of       % of Total
                      Securities        Options
                      Underlying      Granted to        Exercise
                       Options         Employees        Price Per     Expiration
Name                  Granted(1)     in Fiscal year       Share          Date
- -------------------   ----------     --------------     ---------     ----------
Robert M. Stemmler     50,000             38%            $11.25        6/02/04
James J. Mantras          -0-              -0-              -0-            -
Dale L. Rasmussen         -0-              -0-              -0-            -
Thomas M. Costales      12,000              9%             $9.00        3/24/05
Edward Elsner             -0-              -0-              -0-            -
David H. Smith            -0-              -0-              -0-            -


                                 Potential Realizable
                               Value at Assumed Annual
                                 Rates of Stock Price
                            Appreciation for Option Term (2)
                           ---------------------------------
Name                               5%            10%
- -------------------             --------      --------
Robert M. Stemmler              $353,753      $896,480
James J. Mantras                   -0-           -0-
Dale L. Rasmussen                  -0-           -0-
Thomas M. Costales              $ 67,920      $172,124
Edward Elsner                      -0-           -0-
David H. Smith                     -0-           -0-

- -------------------------

(1) Material terms of options granted under the Incentive Stock Option Plan are as follows: Options are granted at the fair market value of the Common Stock on the date of grant and vest cumulatively at the rate of 25% annually, beginning on the first anniversary of the date of grant. However, if employment terminates due to death or disability, retirement at or after age 62, or termination without cause, then options vest at the rate of 25% for each full calendar year of employment. Options may be exercised only while an optionee is employed by the Company, or within three months following termination of employment. However, if termination results from death or disability, options may be exercised within one year of the termination date. In no event may options be exercised more than ten years after date of grant.


(2) Based on ten-year option term and annual compounding at rates shown. The dollar amounts under these columns are the results of calculations at the 5% and 10% rates set by the Securities and Exchange Commission and, therefore, are not intended to forecast possible future appreciation, if any, of the Common Stock. No gain to optionees is possible without stock price appreciation, which will benefit all stockholders commensurably.


               AGGREGATED OPTION EXERCISES DURING FISCAL YEAR 1995
                                       AND
                          FISCAL YEAR-END OPTION VALUES

     The following table provides information with respect to exercise of options during the last fiscal year and value of unexercised options at the end of fiscal year 1995.

                                                                 VALUE OF
                                                                UNEXERCISED
                                             NUMBER OF         IN-THE-MONEY
                                            UNEXERCISED         OPTIONS AT
                    SHARES              OPTIONS (IN SHARES)   FISCAL YEAR-END
                   ACQUIRED             AT FISCAL YEAR-END          (1)
                      ON      VALUE     ------------------    ---------------
                   EXERCISE  REALIZED       EXERCISABLE/        EXERCISABLE/
NAME                 (#)       ($)         UNEXERCISABLE       UNEXERCISABLE
- --------------     --------  --------   ------------------    ---------------
Robert M. Stemmler   -0-       -0-       17,500/102,500       $ 32,500/97,500

James J. Mantras   31,666   208,522(2)   37,714/  -0- (3)     $248,087/  -0-

Dale L. Rasmussen    -0-       -0-       77,714/  -0- (3)     $379,737/  -0-

Thomas M. Costales   -0-       -0-        -0-  /12,000(4)        -0-  /  -0-

Edward Elsner        -0-       -0-        -0-  /  -0-            -0-  /  -0-

David H. Smith     16,666   102,079(2)    -0-  /  -0- (4)        -0-  /  -0-

- -------------------------

(1) Calculated by determining the difference between the fair market value of the Common Stock underlying the options on April 30, 1995 ($8.50) and the exercise price of the options.

(2) Calculated by determining the difference between the fair market value of the Common Stock on the date of exercise and the exercise price of the options.

(3) Options under Incentive Stock Option Plan and 1991 Executive Stock Option Plan.

(4)  Options under Incentive Stock Option Plan.


                             COMPENSATION OF DIRECTORS

     Each Director who is not an employee of the Company is paid an attendance fee of $1,000 plus out-of-pocket expenses for each Board or Committee meeting attended. In addition, the Chairman and Vice-Chairman of the Board of Directors are each paid an annual retainer of $50,000 plus reimbursement of out-of-pocket expenses, and provided a company vehicle. In addition, the Company provides medical insurance for the Chairman of the Executive Committee.

     A total of 220,000 options have been granted to Directors under the 1993 Stock Option Plan for nonemployee Directors. These options are held by Messrs. Bensigner, Bryan, Colton, Schneebeck, Simplot, Taplett and Toms, all of whom are nonemployee Directors, and one retired nonemployee Director. 130,000 options were available for future grants as of April 30, 1995.
Option exercise prices are the higher of (i) the average market value of the stock for the 15 trading days following the date of grant and (ii) the market value on the fifteenth trading day following the date of grant. Options are not assignable and vest cumulatively at the rate of 25% annually, beginning of the first anniversary date of grant. However, if a Director dies, becomes disabled or retires at age 62 or later, then options vest at the rate of 25% for each full calendar year in which optionee served as a Director of the Company. Options must be exercised while a Director or within three months following termination as Director, unless termination results from death or disability, in which case options may be exercised during the one-year period following termination. In no event may options be exercised more than ten years after date of grant.

                               EMPLOYMENT AGREEMENTS

     An Employment Agreement with Robert M. Stemmler in effect through March 31, 1995 was replaced with a new Employment Agreement effective April 1, 1995. The new Agreement is for three consecutive twelve month periods, commencing April 1, 1995. It is subject to certain termination events, which include Mr. Stemmler's resignation and the Company's right to terminate him with or without cause upon payment of lump sum equal to 100% in the first term and 75% in the second and third terms, respectively, of base salary, plus certain incentive compensation and payment of benefits for a period following termination. The Agreement requires payment of an annual base salary of $195,000, payment of incentive compensation under the Company's Bonus Incentive Plan and a special one-time bonus of $20,000 paid upon the commencement of the Agreement.

                          COMPENSATION COMMITTEE REPORT
                            ON EXECUTIVE COMPENSATION

     The following report on executive compensation is furnished by the Board of Directors. In fiscal year 1995, as in prior years, the nonmanagement members of the Board of Directors determined the compensation to be paid to the executive officers. Employment Agreements with Robert M. Stemmler were in effect during the fiscal year. See Employment Agreements.

                          FISCAL YEAR 1995 COMPENSATION

                             COMPENSATION PHILOSOPHY

     Compensation of the executive officers is designed to link compensation directly to the Company's growth and financial performance. Compensation consists of base compensation, a Bonus Incentive Plan and options under and Incentive Stock Option Plan. The objective of these three elements, taken together, is to provide reasonable base compensation and to retain, recognize and reward superior performance. The compensation philosophy also ensures that the Company provides a comprehensive compensation package that is competitive in the marketplace.

                              BONUS INCENTIVE PLAN

     The Company has a Bonus Incentive Plan which includes a bonus incentive plan for the chief executive officer and a bonus incentive pool for the executive officers and staff. These bonus plans have two components: A revenue portion which is based upon the percentage increase of the Company's gross revenues to the extent gross revenues exceed 110% of the prior fiscal year gross revenues, and an earnings before interest and taxes
(EBIT) portion which is based upon the incremental growth in EBIT over the prior fiscal year. The minimum bonus payable to the chief executive officer is 1.5% of the current fiscal year s EBIT and the maximum bonus is 75% of current salary. The minimum bonus pool for the other executive officers and staff is 4% of the current fiscal year's EBIT and the maximum bonus pool is 50% of their current aggregate salaries.

                                 CEO COMPENSATION

     Robert M. Stemmler served as chief executive officer pursuant to an employment agreement which was in effect through March 31, 1995. Pursuant to that employment agreement, he was paid a base salary at an annual rate of $134,000. Effective April 1, 1995, the Company entered into a new employment agreement with Mr. Stemmler providing for a base salary at an annual rate of $195,000. In addition to the base salary, Mr. Stemmler is eligible for an annual cash bonus under the Bonus Incentive Plan. The 1995 employment agreement also provided a special one-time bonus payment of $20,000. The increase in the base salary and the one-time bonus payment were in recognition of Mr. Stemmler development and execution of the Company s fiscal year 1995 operating plan and the identification and implementation of significant strategic relationships with original equipment manufacturers, domestic and international distributors and various governmental agencies.

     Mr. Stemmler's bonus for fiscal year 1995 was the minimum bonus payable under the Bonus Incentive Plan. As longer term compensation, options were granted to purchase 50,000 shares of common stock under the Incentive Stock Option Plan. The options were intended to induce Mr. Stemmler's continued employment, allow him to participate in the ownership of the Company, and provide further long-term incentive to advance the interest of the Company and increase the value of the Company's stock.

                                OTHER EXECUTIVE OFFICERS

     In reviewing and approving base salaries for the executive officers, the Compensation Committee relies on independent industry surveys to assess the Company's salary competitiveness and salary range for each position. Base salary is based upon individual performance, experience, competitive pay practices and level of responsibilities. Base salaries in fiscal year 1995 reflected the Committee's determination of compensation levels required to remain competitive, given each executive officer s performance, the Company's performance and the competitive environment for executive talent.

     The purpose of Stock Options are to induce selected, key employees of the Corporation and its subsidiaries to remain employed with the Corporation, to participate in the ownership of the Corporation, to advance the interest of the Corporation and to increase the value of the Corporation's Common Stock.

     In fiscal year 1995, the executive officers bonuses under the Bonus Incentive Plan were at the minimum level payable under the Plan.

     The foregoing report was made by the members of the Compensation
Committee.

                                       Douglas W. Toms, Chair
                                       Edwin J. Schneebeck
                                       Don J. Simplot
                                       Rawley F. Taplett


                          COMPARATIVE STOCK PERFORMANCE

     The graph below compares the cumulative total stockholder return on the Company's Common Stock for the last five fiscal years with the cumulative total return of the CRSP Total Return Index for The Nasdaq Stock Market Index and the Nasdaq Trucking and Transportation Stock Index over the same period (assuming the investment of $100 and reinvestment of all dividends).

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPH

                                              Nasdaq
 Value at                                   Trucking &
 April 30,    AirSensors      Nasdaq      Transportation
- ----------    ----------     --------     --------------
   1990         100.0          100.0          100.0
   1991          75.0          118.8          107.2
   1992          62.5          144.1          143.6
   1993          85.4          165.6          160.9
   1994         177.1          184.3          182.3
   1995         141.7          214.2          180.3


ITEM 12  -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                  COMMON STOCK

     The following table sets forth information as of July 31, 1995, with respect to all stockholders known by the Company to be the beneficial owners of more than 5% of the outstanding Common Stock. Except as otherwise specified, each named beneficial owner has sole voting and investment power with respect to the shares set forth opposite his or her name.


 NAME AND ADDRESS          AMOUNT AND NATURE OF        PERCENT
OF BENEFICIAL OWNER        BENEFICIAL OWNERSHIP        OF CLASS
- -------------------        ---------------------       --------
 Edwin J. Schneebeck          1,784,185 (1),(2)         28.34%
  P.O. Box 5245
  Tacoma, WA  98405

 Rawley F. Taplett              701,005 (3)             11.98%
  P.O. Box 2188
  Wenatchee, WA  98801

 Timothy J. Schneebeck          445,601 (4)              7.90%
  P.O. Box 5245
  Tacoma, WA  98405

 Mary Chichester                356,644 (5)              6.14%
  714 East 48th Street
  Tacoma, WA  98404

 Vanguard Explorer Fund, Inc.   286,000                  5.07%
  P.O. Box 2600
  Valley Forge, PA  19482

 -------------------------

 (1) Includes 40,000 shares subject to options under the Directors Stock Option Plan and 613,671 shares subject to conversion rights under 3,250 shares of 1993 Series 1 Preferred Stock.

 (2) Includes 445,601 shares owned by Timothy J. Schneebeck subject to a power of attorney held by Edwin J. Schneebeck.

 (3) Includes 40,000 shares subject to options under the Directors Stock Option Plan and 169,940 shares subject to conversion rights under 900 shares of 1993 Series 1 Preferred Stock.

 (4)  See footnote (2) above.

 (5) Includes 166,666 shares subject to a presently exercisable warrant.


                                 PREFERRED STOCK

     The following table sets forth information as of July 31, 1995, with respect to all stockholders known by the Company to be the beneficial owners of more than 5% of the outstanding 1993 Preferred Stock. Except as otherwise specified, each named beneficial owner has sole voting and investment power with respect to the shares set forth opposite his name.


 NAME AND ADDRESS          AMOUNT AND NATURE OF        PERCENT
OF BENEFICIAL OWNER        BENEFICIAL OWNERSHIP        OF CLASS
- -----------------          ---------------------       --------
 Edwin J. Schneebeck               3,250                54.62%
  P.O. Box 5245
  Tacoma, WA  98405

 Don J. Simplot                      900                15.13%
  P.O. Box 27
  Boise, ID  83707

 Rawley F. Taplett                   900                15.13%
  P.O. Box 2188
  Wenatchee, WA  98801

 Douglas W. Toms                     450                 7.56%
  2001 Lakewood
  Olympia, WA  98501

 Dale L. Rasmussen                   450                 7.56%
  28833 228th Ave. S.E.
  Kent, WA  98042
                                   -----               -------
                                   5,950               100.00%


                             OWNERSHIP OF MANAGEMENT

     The following table sets forth information as of July 31, 1995, as to the number of shares of Common Stock and 1993 Preferred Stock beneficially owned by (i) each Director, (ii) the executive officers named in the Summary Compensation Table and (iii) all Directors and executive officers as a group. Except as otherwise specified, each named beneficial owner has sole voting and investment power with respect to the shares set forth opposite his name.


TITLE OF   NAME OF BENEFICIAL    AMOUNT AND NATURE OF     PERCENT
CLASS      OWNER                 BENEFICIAL OWNERSHIP     OF CLASS
- --------   ------------------    --------------------     --------
Common     Peter B. Bensigner          35,833              0.64%

Common     Norman L. Bryan               -0-                -0-

Common     V. Robert Colton           136,666(1)           2.41%

Common     Thomas M. Costales            -0-                -0-

Common     Edward E. Elsner              -0-                -0-

Common     James J. Mantras            37,714(2)           0.66%

Common     Dale L. Rasmussen          188,849(3)           3.25%

Common     Edwin J. Schneebeck      1,784,185(4)          28.34%

Common     Don J. Simplot             270,741(5)           4.65%

Common     David H. Smith               3,419              0.06%

Common     Robert M. Stemmler          40,000(6)           0.70%

Common     Rawley F. Taplett          701,005(7)          11.98%

Common     Douglas W. Toms            255,635(8)           4.43%

Common     Kelly Waller                53,541(9)           0.95%

Common     All executive officers
           and directors
           as a group (14 persons)    3,507,588           49.16%

Preferred  See Ownership of Certain
           Beneficial Owners -
           Preferred Stock  for
           ownership of 1993 Preferred
           Stock

Preferred  All executive officers
           and directors
           as a group (14 persons)        5,950           100.0%

- -------------------------

(1)  Includes 20,000 shares subject to options under Directors Stock Option
     Plan.

(2) Includes 37,714 shares subject to options under the 1991 Executive Stock Option Plan.


(3) Includes 25,000 shares subject to options under the Incentive Stock Option Plan, 52,714 shares subject to options under the 1991 Executive Stock Option Plan and 84,970 shares subject to conversion rights under 450 shares of 1993 Series 1 Preferred Stock.

(4) Includes 40,000 shares subject to options under Directors Stock Option Plan, 613,671 shares subject to conversion rights under 3,250 shares of 1993 Series 1 Preferred Stock and 445,601 shares owned by Timothy J. Schneebeck subject to a power of attorney held by Edwin J. Schneebeck.

(5) Includes 5,000 shares subject to options under Directors Stock Option Plan and 169,940 shares subject to conversion rights under 900 shares of 1993 Series 1 Preferred Stock.

(6) Includes 40,000 shares subject to options under the Incentive Stock Option Plan.

(7) Includes 40,000 shares subject to options under Directors Stock Option Plan and 169,940 shares subject to conversion rights under 900 shares of 1993 Series 1 Preferred Stock.

(8) Includes 40,000 shares subject to options under Directors Stock Option Plan and 84,970 shares subject to conversion rights under 450 shares of 1993 Series 1 Preferred Stock.

(9)  Includes 20,000 shares subject to options under Directors Stock Option
     Plan.


ITEM 13  -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

SIGNATURES
- ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated August 24, 1995

                              AIRSENSORS, INC.


                              By  /S/ THOMAS M. COSTALES
                                 ------------------------------
                                 Thomas M. Costales,
                                 Chief Financial Officer
                                 and Treasurer
                                 [Principal Financial Officer]