Form 10-Q
period 1995-07-31
AIRSENSORS INC
filed 1995-09-13
CIK 790708

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.   20549


                                    FORM 10-Q


/ x / Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended July 31, 1995, or

/   /  Transition report pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

For the transition period from      to

Commission File No. 0-16115

                                 AIRSENSORS, INC.
              (Exact name of registrant as specified in its charter)

       Delaware                                     91-1039211
(State of Incorporation)                        IRS Employer I.D. No.

                    16804 Gridley Place, Cerritos, CA    90703
              (Address of principal executive offices) (Zip Code)

    Registrant's telephone number, including area code: (310) 860-6666

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes  x    No
                                     ------   ------

    Number of shares outstanding of each of the issuer's classes of common stock, as of August 31, 1995:

    5,644,870 shares of Common Stock, $.001 par value per share

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                               AIRSENSORS, INC.
                         CONSOLIDATED BALANCE SHEETS
                       July 31, 1995 and April 30, 1995

                                  ---------

                                    ASSETS
                                    ------
                                                   July 31,       April 30,
                                                     1995           1995
                                                 -----------    -----------
                                                 (unaudited)
Current assets:
  Cash and cash equivalents                      $    49,593    $    65,489

  Accounts receivable                              6,021,515      5,549,550
    Less allowance for doubtful accounts             157,052        153,802
                                                 -----------    -----------
       Net accounts receivable                     5,864,463      5,395,748

  Inventories:
     Raw materials and parts                       4,255,148      4,720,035
     Work-in-process                                 776,814        495,132
     Finished goods                                2,092,964      2,158,493
                                                 -----------    -----------
       Total inventories                           7,124,926      7,373,660
  Other current assets                               596,644        791,209
                                                 -----------    -----------
       Total current assets                       13,635,626     13,626,106

Equipment and leasehold improvements:
  Dies, molds and patterns                         2,628,463      2,419,448
  Machinery and equipment                          4,248,016      4,197,209
  Office furnishings and equipment                 1,988,812      1,939,757
  Leasehold improvement                            1,737,715      1,620,767
                                                 -----------    -----------
                                                  10,603,006     10,177,181
   Less accumulated depreciation and amortization  6,046,991      5,767,565
                                                 -----------    -----------
       Net equipment and leasehold improvements    4,556,015      4,409,616

Intangibles arising from acquisition               5,701,916      5,701,916
  Less accumulated amortization                    2,508,531      2,449,757
                                                 -----------    -----------
       Net intangibles arising from acquisition    3,193,385      3,252,159

Other assets                                         880,614        821,255
                                                 -----------    -----------
                                                 $22,265,640    $22,109,136
                                                 ===========    ===========


                              See accompanying notes.


                               AIRSENSORS, INC.
                         CONSOLIDATED BALANCE SHEETS
                       July 31, 1995 and April 30, 1995

                                 (Continued)
                                 -----------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------


                                                  July 31,      April 30,
                                                    1995           1995
                                                -----------    -----------
                                                 (unaudited)
Current liabilities:
  Notes payable                                 $   212,469    $   406,413
  Accounts payable                                2,117,834      2,200,335
  Accrued payroll obligations                     1,299,752      1,248,957
  Other accrued expenses                          1,221,451      1,255,042
                                                -----------    -----------
    Total current liabilities                     4,851,506      5,110,747

Line of credit                                      900,000      1,000,000

Long-term capital lease obligation                  778,996        855,446

Commitments and contingencies                          -              -


Stockholders' equity:
  1993 Series 1 Preferred Stock, $0.01 par value,
    5,950 shares authorized, issued and
    outstanding, $5,950,000 liquidation value     5,650,000      5,650,000
  Common stock, $.001 par value, authorized
    25,000,000 shares; 5,642,620 issued and
    outstanding at July 31, 1995
    (5,641,370 at April 30, 1995)                     5,643          5,641
  Additional paid-in capital relating to
     common stock                                28,669,317     28,660,181
  Deficit                                       (18,589,822)   (19,172,879)
                                                -----------    -----------
    Total stockholders' equity                   15,735,138     15,142,943
                                                -----------     ----------
                                                $22,265,640    $22,109,136
                                                ===========    ===========

                              See accompanying notes.


                               AIRSENSORS, INC.
                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  Three months ended July 31, 1995 and 1994

                                  ---------

                                                  July 31,         July 31,
                                                    1995            1994
                                                -----------      ----------
Revenue:
   Product sales                                $11,796,125     $10,101,412
   Contract revenue                                 341,271         155,416
                                                -----------     -----------
      Net revenue                                12,137,396      10,256,828

Costs and expenses:
   Cost of sales                                  7,611,175       6,577,196
   Research and development expense               1,779,777       1,287,244
   Selling, general and administrative expense    1,832,240       1,605,097
                                                -----------     -----------
      Total costs and expenses                   11,223,192       9,469,537
                                                -----------     -----------
Operating income                                    914,204         787,291

Financing charges:
   Interest on debt obligations                      50,157          43,987
   Amortization of deferred debt issuance costs      25,803          21,613
                                                -----------     -----------
      Total financing charges                        75,960          65,600
                                                -----------     -----------

Income before income taxes                          838,244         721,691

Provision for income taxes                           99,000          98,433
                                                -----------     -----------
Net income                                          739,244         623,258

Dividends on preferred stock                        156,187         122,718
                                                -----------     -----------
Net income applicable to common stock           $   583,057     $   500,540
                                                ===========     ===========


Net income per share                                  $0.10           $0.08
                                                ===========     ===========

Number of shares used in per share computation    6,643,119       6,545,969
                                                ===========     ===========


                             See accompanying notes.


                               AIRSENSORS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  Three months ended July 31, 1995 and 1994

                               ---------------

                                                  July 31,         July 31,
                                                   1995             1994
                                                -----------     -----------
Cash flows from operating activities:
   Net income                                   $  739,244      $  623,258
   Depreciation and amortization                   441,293         357,068
   Changes in working capital                     (125,550)       (593,453)
   Other, net                                        6,591          (7,003)
                                                -----------     -----------
     Net cash provided by operating activities   1,061,578         379,870

Cash flows from investing activities:
   Purchase of equipment and leasehold
     improvements                                 (425,823)       (290,607)
   Deferred software production costs             (169,044)         (9,919)
                                                -----------     -----------
     Net cash (used in) investing activities      (594,867)       (300,526)

Cash flows from financing activities:
   Net (payments) borrowings on line of credit    (100,000)      1,081,960
   Payments on notes payable                      (193,944)       (151,083)
   Proceeds from issuance of common stock            9,137         133,746
   Payments on long-term notes                         -           (30,000)
   Payments of other long-term liabilities         (41,613)        (27,184)
   Dividends paid on preferred stock              (156,187)       (122,718)
                                                -----------     -----------
     Net cash (used in) provided by
      financing activities                        (482,607)        884,721
                                                -----------     -----------
Net (decrease) increase in cash                    (15,896)        964,065
Cash and cash equivalents, beginning of year        65,489       1,104,501
                                                -----------     -----------
Cash, end of quarter                            $   49,593      $2,068,566
                                                ===========     ===========


                             See accompanying notes.

                             AIRSENSORS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1995 and 1994
                              --------------


     (1) The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the fiscal year 1995 consolidated financial statements to conform to the fiscal year 1996 presentation. Operating results for the three months ended July 31, 1995, are not necessarily indicative of the results that may be expected for the year ending April 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended April 30, 1995.

     (2) The Company currently complies with the Statement of Financial Accounting Standards No. 109 to account for income taxes. Under this method, the Company recognized a valuation allowance to completely offset the net deferred tax asset.

     The current provision for taxes consists of federal and state income tax and is comprised of the following for the three months ended July 31, 1995:


     Federal                                      $   307,680
     Benefit of loss carryforward                    (307,680)
     Federal alternative minimum tax                   17,000
                                                  -----------
      Federal net                                      17,000
     State                                             82,000
                                                  -----------
     Total income tax provision                   $    99,000
                                                  ===========


The provision for taxes for the three months ended July 31, 1995 has been reduced by the utilization of approximately $835,000 of federal net operating loss carryforwards.

     (3) In September 1995, the Company's revolving line of credit agreement with Bank of America, NT&SA was amended. The revolving line of credit of $8 million was extended for a twelve month period, ending on August 31, 1997. The interest rate on the revolving line of credit was reduced to the Bank of America Reference Rate (8.75% at July 31,
1995). The Offshore Rate, which the Company may elect to have all or portions of the line of credit bear interest at, was changed from a calculated rate to LIBOR plus 1.5%. The calculated rate at July 31, 1995 was 9% compared to the amended LIBOR based rate which would have been 7.875% at July 31, 1995. In addition, certain financial reporting requirements and financial covenants have been amended.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations
---------------------

     Total revenues for the three months ended July 31, 1995, increased by approximately 18% as compared to the three months ended July 31, 1994. Product sales for the three months ended July 31, 1995, increased by approximately 17% as compared to the same period in the prior fiscal year. The following table sets forth the Company's product sales by application (all dollars in thousands):


                                            Three months ended July 31,
                                            ---------------------------
                                                 1995         1994
                                              ----------   ----------
Motor vehicle products                        $    3,938   $    4,148
Forklifts and other material
 handling equipment                                5,951        4,043
Small portable to
 large stationary engines                          1,907        1,910
                                              ----------   ----------
   Total product sales                        $   11,796   $   10,101
                                              ==========   ==========


     Motor vehicle product sales for the three months ended July 31, 1995, decreased by approximately 5% as compared to the same period in the prior fiscal year. The decrease in motor vehicle product sales was primarily attributed to lower shipments to international markets and to
a domestic original equipment truck manufacturer.   During the three
months ended July 31, 1995, sales of the Company's products for forklifts and other material handling equipment increased by approximately 47% as compared to the same period in the prior fiscal year. This increase was primarily attributed to sustained demand for new forklifts. Management believes that the demand in product sales for fiscal year 1996 will be higher as compared to the levels realized during fiscal year 1995.

     In August 1995, the Company entered into a two year contract with General Motors Corporation (GM) to design, manufacture and assemble compressed natural gas fuel delivery systems for a 1997 and 1998 model year car and truck platform in compliance with GM's specifications. These vehicles will meet clean fuel vehicle emission standards and applicable Federal Motor Vehicle Safety Standards. The end product will be fully warranted and serviced at General Motors dealerships. Production for the CNG systems are anticipated to begin with the 1997 vehicle model year. GM can exercise an option to extend the contract an additional two years, subject to mutually agreed upon terms and conditions. This contract is an extension of the initial contract signed with GM in July 1993, pursuant to which IMPCO engineered, tested and validated CNG systems for certain 1994 and 1995 model year car and truck platforms in compliance with GM s specifications. GM is not obligated to install the system on a minimum number of vehicles. Management anticipates that contract revenue during fiscal year 1996 will be higher than was realized during fiscal year 1995.

     The Company's cost of sales for the quarter ended July 31, 1995 was higher than for the quarter ended July 31, 1994 due to an increase in product sales during the current period. The Company's gross profit margin on product sales for the quarter ended July 31, 1995, was comparable to the same period last year.

     Research and development ("R&D") expense for the quarter ended July 31, 1995, increased by approximately $493,000 as compared to the quarter ended July 31, 1994. The increase in R&D expense was primarily for development and testing of the Company's new products, durability testing, enhancements to products to maintain mandated emission standards and efforts expended to obtain California s Title XIII engine certification. Management believes the Company's future success depends on its ability to design, develop and market new products to meet mandated emission standards and will therefore continue to incur significant R&D costs. Management anticipates R&D expense during fiscal year 1996 will increase significantly as compared to fiscal year 1995 primarily as a result of development efforts for the GM contract and the Company's new products and markets.

     Selling, general and administrative (SG&A) expense for the quarter ended July 31, 1995, increased by approximately $227,000 as compared to the quarter ended July 31, 1994. The increase in SG&A expense was primarily due to increased administrative costs and current product support for sales and technical service. Management anticipates that SG&A expense during fiscal year 1996 will increase significantly as compared to fiscal year 1995 primarily as a result of current product support.

Liquidity and Capital Resources
-------------------------------

     During the quarter ended July 31, 1995, cash provided by operations, excluding working capital was approximately $1,187,000, as compared to approximately $973,000 during the quarter ended
July 31, 1994. During the quarter ended July 31, 1995, the Company had a net use of working capital of approximately $125,000, as compared approximately $593,000 during the quarter ended July 31, 1994. The most significant changes in the Company's current assets and liabilities during the quarter ended July 31, 1995 were an increase in accounts receivable which were offset by a decrease in inventory and other current assets. The increase in accounts receivable is primarily attributed to increased shipments of the Company's products during the quarter ended July 31, 1995 as compared to the quarter ended
April 30, 1995. The decrease in inventory and other current assets was primarily due to increased product sales and a reduction of prepaid expenses, respectively.

     Net cash used in investing activities for the quarter ended
July 31, 1995 was approximately $595,000. Investing activities principally included the purchase of dies, molds and patterns, machinery and equipment, and the incurring of software production costs which have been capitalized. Management projects an increase in capital expenditures during the remaining three quarters of fiscal year 1996 as compared to the same period in fiscal year 1995, primarily as a result of equipment enhancements and quality requirements.

     Net cash used by financing activities for the quarter ended
July 31, 1995, was approximately $483,000 as compared to net cash provided by financing activities of approximately $885,000 for the same period last fiscal year. During the quarter ended July 31, 1994 the Company's operating line of credit increased by approximately
$1,100,000 primarily due to increased obligations for material purchases for compressed natural gas engine management systems.

      In September 1995, IMPCO amended its revolving line of credit
agreement with Bank of America NT&SA.   The term of the secured
revolving line of credit of $8 million was extended for a twelve month period, ending on August 31, 1997. Interest on the line of credit was reduced to the Bank of America Reference Rate (8.75% at July 31, 1995). The Offshore Rate, which the Company may elect to have all or portions of the line of credit bear interest at, was changed from a calculated rate to LIBOR plus 1.5% (Offshore Rate at July 31, 1995 was 9% compared to the amended rate of 7.875%). In addition, certain reporting requirements and financial covenants were amended.

Part II - OTHER INFORMATION

Items 1-5 Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          Exhibit 11.1 - Computation of net income per share.

     (b)  Reports on Form 8-K.

          No reports were filed on Form 8-K during the Company's fiscal quarter ended July 31, 1995

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AirSensors, Inc.


Date:    September 12, 1995            By  /s/ Robert M. Stemmler
                                         ------------------------
                                         Robert M. Stemmler
                                         President and
                                         Chief Executive Officer
                                         [Principal Executive Officer]



Date:    September 12, 1995            By  /s/ Thomas M. Costales
                                         ------------------------
                                         Thomas M.Costales
                                         Chief Financial Officer
                                         and Treasurer
                                         [Principal Financial Officer]