Form 10-Q
period 1995-10-31
AIRSENSORS INC
filed 1995-12-15
CIK 790708

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.   20549


                                    FORM 10-Q


/ x / Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended October 31, 1995, or

/   /  Transition report pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

For the transition period from      to

Commission File No. 0-16115
                                AIRSENSORS, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)

         Delaware                                       91-1039211
  ------------------------                        ---------------------
  (State of Incorporation)                        IRS Employer I.D. No.

                    16804 Gridley Place, Cerritos, CA   90703
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)

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

    Number of shares outstanding of each of the issuer's classes of common stock, as of November 30, 1995:

     5,649,869 shares of Common Stock, $.001 par value per share

PART I - FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS


                                AIRSENSORS, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                  -----------

                                                  October 31,     April 30,
ASSETS                                               1995           1995
------                                           -----------    -----------
                                                 (unaudited)
Current assets:
  Cash and cash equivalents                      $    94,286    $    65,489

  Accounts receivable                              7,412,008      5,549,550
    Less allowance for doubtful accounts             160,302        153,802
                                                 -----------    -----------
       Net accounts receivable                     7,251,706      5,395,748

  Inventories:
     Raw materials and parts                       5,430,565      4,720,035
     Work-in-process                                 870,099        495,132
     Finished goods                                5,531,111      2,158,493
                                                 -----------    -----------
       Total inventories                          11,831,775      7,373,660
  Other current assets                               457,010        791,209
                                                 -----------    -----------
       Total current assets                       19,634,777     13,626,106

Equipment and leasehold improvements:
  Dies, molds and patterns                         2,838,167      2,419,448
  Machinery and equipment                          4,554,570      4,197,209
  Office furnishings and equipment                 2,415,910      1,939,757
  Leasehold improvement                            1,955,616      1,620,767
                                                 -----------    -----------
                                                  11,764,263     10,177,181
  Less accumulated depreciation and amortization   6,269,437      5,767,565
                                                 -----------    -----------
       Net equipment and leasehold improvements    5,494,826      4,409,616

Intangibles arising from acquisition               7,956,050      5,701,916
  Less accumulated amortization                    2,567,305      2,449,757
                                                 -----------    -----------
       Net intangibles arising from acquisition    5,388,745      3,252,159

Other assets                                         952,781        821,255
                                                 -----------    -----------
                                                 $31,471,129    $22,109,136
                                                 ===========    ===========

                              See accompanying notes.

                                 AIRSENSORS, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Continued)
                                   -----------



                                                  October 31,     April 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                 1995           1995
------------------------------------              -----------    -----------
                                                 (unaudited)
Current liabilities:
  Notes payable                                  $    49,243    $   406,413
  Accounts payable                                 3,242,382      2,200,335
  Accrued payroll obligations                      1,258,492      1,248,957
  Other accrued expenses                           2,405,601      1,255,042
  Current portion of long-term notes                 681,600           -
                                                 -----------    -----------
    Total current liabilities                      7,637,318      5,110,747

Line of credit                                     1,500,000      1,000,000
Term Loan - Bank of America NT&SA                  1,640,000           -
Term Loan - DEPA Holding B.V.                      2,427,124           -
Other Long Term Liabilities                        1,908,440        855,446

Commitments and contingencies                           -              -

Minority Interest                                     77,628           -

Stockholders' equity:
  1993 Series 1 Preferred Stock, $0.01 par value,
    5,950 shares authorized, issued and
    outstanding $5,950,000 liquidation value       5,650,000      5,650,000
  Common stock, $.001 par value, authorized
    25,000,000 shares; 5,648,203 issued and
    outstanding at October 31, 1995
    (5,641,370 at April 30, 1995)                      5,650          5,641
  Additional paid-in capital relating to
     common stock                                 28,704,445     28,660,181
  Deficit                                        (18,079,476)   (19,172,879)
                                                 -----------    -----------
    Total stockholders' equity                    16,280,619     15,142,943
                                                 -----------    -----------
                                                 $31,471,129    $22,109,136
                                                 ===========    ===========

                              See accompanying notes.

                                 AIRSENSORS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                    ---------

                               Three Months Ended         Six Months Ended
                                   October 31,                October 31,
                             -----------------------  -----------------------
                               1995         1994        1995         1994
                             ----------- -----------  ----------- -----------
Revenue:
  Product sales              $10,401,789 $10,670,279  $22,197,914 $20,771,691
  Contract revenue               982,239     365,924    1,323,510     521,340
                             ----------- -----------  ----------- -----------
     Net revenue              11,384,028  11,036,203   23,521,424  21,293,031

Costs and expenses:
  Cost of sales                7,105,114   7,127,606   14,716,289  13,704,802
  Research and
   development expense         2,015,903   1,425,411    3,795,680   2,712,655
  Selling, general and
   administrative expense      1,483,415   1,534,323    3,315,655   3,139,420
                             ----------- -----------  ----------- -----------
   Total costs and expenses   10,604,432  10,087,340   21,827,624  19,556,877
                             ----------- -----------  ----------- -----------
Operating income                 779,596     948,863    1,693,800   1,736,154


Financing Charges                 85,302      85,026      161,262     150,626
                             ----------- -----------  ----------- -----------

Income before income taxes       694,294     863,837    1,532,538   1,585,528

Provision for income taxes        29,000     141,316      128,000     239,749
                             ----------- -----------  ----------- -----------
Net income                       665,294     722,521    1,404,538   1,345,779

Dividends on preferred stock     154,948     132,636      311,135     255,354
                             ----------- -----------  ----------- -----------
Net income applicable
     to common stock         $   510,346 $   589,885  $ 1,093,403 $ 1,090,425
                             =========== ===========  =========== ===========


Net income per share               $0.09       $0.09        $0.19       $0.18
                             =========== ===========  =========== ===========

Number of shares used in
     per share calculation     6,637,629   6,556,166    6,639,966   6,547,117
                             =========== ===========  =========== ===========
                             See accompanying notes.

                                 AIRSENSORS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 ---------------

                                                      Six Months Ended
                                                         October 31,
                                                  ------------   ------------
                                                      1995           1994
                                                  ------------   ------------
Net cash provided by operating activities:        $ 1,445,423    $   784,698

Cash flows from investing activities:
   Purchase of equipment and leasehold
     improvements                                    (800,653)      (971,671)
   Investment in Media                             (1,965,678)          -
   Deferred software production costs                (338,088)       (23,631)
   Other, net                                         (93,244)         4,044
                                                  ------------   ------------
     Net cash used in investing activities         (3,197,663)      (991,258)

Cash flows from financing activities:
   Net borrowings on line of credit                   500,000        582,710
   Payments on notes payable                         (357,170)      (277,964)
   Proceeds from sales of common stock                 44,272        344,862
   Proceeds from issuance of bank term note         2,050,000           -
   Payments on bank term notes                           -           (332,800)
   Payments of other long-term liabilities           (144,930)       (44,019)
   Dividends paid on preferred stock                 (311,135)      (255,354)
                                                  ------------   ------------
     Net cash  provided by
      financing activities                          1,781,037         17,435
                                                  ------------   ------------
Net increase (decrease) in cash
  and cash equivalents                                 28,797       (189,125)
Cash and cash equivalents, beginning of year           65,489      1,104,501
                                                  ------------   ------------
Cash and cash equivalents, end of quarter         $    94,286    $   915,376
                                                  ============   ============


                             See accompanying notes.

                                    AIRSENSORS, INC.
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               OCTOBER 31, 1995 and 1994
                                    --------------

     (1) The accompanying condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management s discussion and analysis of financial condition and the results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1995. The results of operations for the three months and six months ended October 31, 1995 are not necessarily indicative of the results that may be expected for the entire fiscal year ending April 30, 1996. Certain reclassifications have been made to the prior periods' condensed consolidated financial statements to conform to the current interim period presentation.

     (2)  Acquisition

     On October 31, 1995, the Company, through its wholly owned subsidiary IMPCO Technologies, Inc. (IMPCO), acquired 51% of the outstanding stock of Technisch Bureau Media B.V. (Media), a private company in the Netherlands, from Centradas B.V., a private company in the Netherlands, for cash in the amount of 3,187,500 Dutch Guilders (U.S.$2,023,425). The Company also guaranteed 51% of a 4,250,000 Dutch Guilders term loan (U.S.$2,698,724) owed by Media to DEPA Holding B.V. (Note 3(b)). Media has distributed IMPCO's gaseous fuel carburetion systems and related devices for use in internal combustion engines since 1972. Media services the European marketplace from its headquarters in the Netherlands and through its subsidiaries and facilities in Germany and France.

     The purchase price was financed through a term loan provided by Bank of America NT&SA which will be repaid over a five-year period with interest at market rates (Note 3(a)). The acquisition has been accounted for under the purchase method of accounting and is included in the condensed consolidated financial statements of AirSensors as of October 31, 1995 and will be included in the results of operations from this date. The Company recognized approximately $2,254,000 of intangible assets arising from acquisition which will be amortized over 20 years. The purchase price allocation is preliminary and based on management's best estimates at the acquisition date. The tangible assets and liabilities of Media have been recorded at their estimated fair values at the date of acquisition as follows:

     Cash                                       $   57,747
     Accounts Receivable                         1,808,570
     Inventory                                   3,062,471
     Equipment                                     591,109
     Other Assets                                   98,591
                                                ----------
                                                 5,618,488

     Accounts payable and accrued expenses      (1,954,004)
     Term Loan - DEPA Holding B.V.              (2,698,724)
     Other long term liabilities-related party  (  908,597)
                                                -----------
     Net tangible assets acquired               $   57,163
                                                ===========


     The following table presents the unaudited pro forma consolidated results of operations as if the acquisition had occurred at the beginning of each period (Dollars in thousands, except for net income per share):

                                           Six Months Ended
                                              October 31,
                                       -----------------------
                                          1995         1994
                                       ----------   ----------
     Revenue                             $25,927      $23,818
     Net income applicable
       to common stock                     1,101        1,344
     Net income per share                $   .19      $   .22

     The proforma consolidated results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchase actually been made at the beginning of the respective periods, or of results which may occur in the future.

     IMPCO and Centradas B.V. also entered into a Shareholders Agreement pursuant to which IMPCO has the right to name two of three members of Media's Board of Supervisory Directors, and the right to purchase the remaining interest of 49% of Media's outstanding stock from Centradas B.V. at fair market value after November 1, 1998. Centradas B.V. has the right of first refusal if IMPCO decides to relinquish its interest in Media. Media will continue its current business of manufacturing, marketing, and distributing gaseous fuel carburetion systems and related devices as an IMPCO distributor in Europe and may engage in other related businesses in the future.

     (3)  Debt Payable

          (a)  Term loan for acquisition

     On September 13, 1995, IMPCO amended its credit facility with Bank of America NT&SA to include a $2,050,000 term loan, which was funded on October 30, 1995, to provide for the acquisition of Media and related costs. The term loan carries interest, payable on a monthly basis, at Bank of America's fluctuating Reference Rate (which was 8.75% at October 31, 1995). IMPCO may elect to have all or certain portions of the term loan bear interest at an alternative interest rate agreed upon by the Bank and IMPCO for periods of not less than 30 days nor more than one year. The alternative interest rate is based on either a London Inter-bank Offer Rate (LIBOR) plus 1.5%, (which was 7.35% on October 31, 1995) or a Grand Cayman Rate plus 1.5% (which was 7.35% on October 31, 1995). Each alternative rate portion must be for an amount not less than $250,000 and may not include any portion of principal which is scheduled to be repaid before the last day of the applicable interest period. Prepayments of principal subject to interest at an elected alternative rate are subject to a prepayment fee equal to the additional interest which would have been earned by the lender if the prepaid principal had been invested in the alternative interest rate for the remainder of the period. The term loan is to be repaid in twenty consecutive quarterly installments of $102,500 (principal only) each, starting November 30, 1995. The term loan also allows for voluntary prepayments in inverse order of maturity, in whole or in part, at any time. The effective rate of interest at October 31, 1995 was 8.75%.

     (b)  Term Loan - DEPA Holding B.V.

     On October 31, 1995, Media converted an outstanding debt obligation, of 4,250,000 Dutch Guilders (U.S.$ 2,698,724) owed to DEPA Holding B.V. (DEPA), the parent company of Centradas B.V., into a term loan. Interest on the term loan is payable quarterly. Media may elect a fixed rate of interest for a three, six, twelve or sixty month period based on the Amsterdam Interbank Offer Rate (AIBOR) plus 1% (which was 4.93%, 4.96% and 5.05% for three, six, or twelve month periods, respectively, at October 31, 1995) or a sixty month interest period based on a preferred rate of interest at a major Netherlands bank plus 1% (which was 7.6% on October 31, 1995). Once an interest period is elected, it may not be lengthened or shortened. If an interest period is not elected, the default interest period will be three months. As of October 31, 1995, the effective rate of interest was 4.72% with an
interest period elected through            January 31, 1996.

     The term loan is to be repaid in thirty-nine consecutive quarterly installments of 107,000 Dutch Guilders each (U.S.$67,900 at October 31,
1995), starting January 1996, with the unpaid balance due in the fortieth installment. The term loan may be prepaid in inverse order of maturity, in whole or in part, at the expiration of any interest period. The term loan must be prepaid in full if IMPCO exercises its right, which may not be exercised prior to November 1, 1998, to purchase the remaining 49% interest in Media owned by Centradas B.V.

     (c)  Capital Lease Facility

     On September 22, 1995, IMPCO increased its $2.6 million capital lease facility with BA Leasing & Capital Corporation to approximately $3.5 million, and extended the expiration date to December 31, 2001. The capital lease facility may be used to finance acquisitions of machinery and equipment, dies, molds and patterns, office furniture and fixtures and motor vehicles in incremental draws of $50,000 each. As of October 31, 1995 approximately $2.5 million was available under the capital lease facility.

The variable and fixed rates of interest under the capital lease facility were decreased by the September 22, 1995 amendment to LIBOR plus 2.45 percent and the U.S. Treasury note bond-equivalent yield per annum corresponding to the number of months remaining on the draw, plus
2.899 percent, respectively. The lease facility also now includes sale and leaseback transactions.

     (d)  Operating line of credit

     During the first quarter, the Company amended its revolving line of credit agreement with Bank of America NT&SA, extending the term for a twelve month period ending on August 31, 1997 and lowering the interest rate to the Bank of America Reference Rate (8.75% at October 31, 1995). The Offshore Rate, which the Company may elect to have all or portions of the line of credit bear interest at, was changed from a calculated rate to LIBOR plus 1.5% (7.375% at October 31, 1995).

     (4)  Income taxes

     The provision for taxes for the three months ended
October 31, 1995 has been reduced by the utilization of approximately $1,375,000 of federal net operating loss carryforwards of which $7,406,000 is available to offset future taxable income. The effective tax rate for the six months ended October 31, 1995 was 8.3% which reflects the application of research and development tax credits in the second quarter.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operation

Acquisition of Technisch Bureau Media B.V.
------------------------------------------

     Effective October 31, 1995, the Company, through its wholly owned subsidiary, IMPCO Technologies, Inc. (IMPCO), acquired 51% of the outstanding stock of Technisch Bureau Media B.V. (Media), a private company in the Netherlands. Media has distributed IMPCO's gaseous fuel carburetion systems and related products since 1972. Media services the European marketplace from its headquarters in the Netherlands and through its subsidiaries and facilities in Germany and France. The acquisition has been accounted for under the purchase method of accounting. The Company recognized approximately $2,254,000 of intangible assets arising from acquisition and recorded the tangible assets and liabilities of Media at their estimated fair values at the date of acquisition. The Condensed Consolidated Balance Sheet of AirSensors, Inc. as of October 31, 1995 includes the accounts of the Company, its wholly-owned subsidiary, IMPCO Technologies, Inc. and its majority-owned subsidiary IMPCO Europe Media B.V. (formerly Technisch Bureau Media B.V.).

Results of Operations
---------------------

     Total revenues for the three months and six months ended
October 31, 1995, increased by approximately 3% and 10%, respectively, as compared to the three months and six months ended October 31, 1994. Product sales for the three months ended October 31, 1995, decreased by approximately 3% as compared to the same period last year, but were offset by a 168% increase in contract revenues this year. For the six months ended October 31, 1995 product sales and contract revenue increased by approximately 7% and 153%, respectively, as compared to the same period in the prior fiscal year. The following table sets forth the Company's product sales by application (all dollars in thousands):

                             Three months ended       Six months ended
                                October 31,              October 31,
                            --------------------    --------------------
                              1995        1994        1995        1994
                            --------    --------    --------    --------
Motor vehicle               $  3,318    $  4,402    $  7,256    $  8,551
Forklifts and other material
 handling equipment            5,063       4,398      11,014       8,441
Small portable to
 large stationary              2,021       1,870       3,928       3,780
                            --------    --------    --------    --------
   Total                    $ 10,402    $ 10,670    $ 22,197     $20,772
                            ========    ========    ========    ========


     Motor vehicle product sales for the three months and six months ended October 31, 1995, decreased by approximately 25% and 15% respectively as compared to the same period in the prior fiscal year. The decrease was primarily attributable to lower shipments to an international market and to a domestic original equipment truck manufacturer. Management anticipates motor vehicle sales will be lower over the six months ending April 30, 1996 as compared to the same period last fiscal year.

     During the three months and six months ended October 31, 1995, sales of the Company's products for forklifts and other material handling equipment increased by approximately 15% and 30%, respectively, as compared to the same period in the prior fiscal year. This increase was primarily attributable to sustained demand for new forklifts. Management believes that these product sales will be higher for fiscal year 1996 than the level realized in the prior fiscal year due to continuing demand for new forklifts and the acquisition of Media.

     Contract revenue for the three months and six months ended October 31, 1995 increased by approximately $616,000 and $802,000, respectively. The increase was primarily attributable to the extension of the development contract with General Motors Corporation (GM) in August 1995, and the addition of other OEM development programs. Management anticipates that contract revenue during fiscal year 1996 will continue to be significantly higher than the prior fiscal year.

     The Company's cost of sales for the three months and six months ended October 31, 1995 was comparable with the three months ended October 31, 1994 and higher than the six months ended October 31, 1994. The year to date increase in cost of sales is attributed to product mix in conjunction with higher product sales. The Company's gross profit margin on product sales for the three months and six months ended October 31, 1995 decreased slightly due to the lower gross profit margin on sales of compressed natural gas systems and increases in expenditures for current product support during the second quarter.

     Research and development ("R&D") expense for the three months and six months ended October 31, 1995, increased by approximately $590,000 (41%) and $1,083,000 (40%) as compared to the three months and six months ended October 31, 1994. These increases are primarily attributable to Development and testing of the Company's new products, durability testing, enhancements to products to maintain mandated emission standards, efforts expended to obtain California s Title XIII engine certification, and efforts on the GM contract. Management believes the Company s future success depends on its ability to design, develop and market new products to meet mandated emission standards and new emission related customer product specifications, and will therefore continue to incur significant R&D costs. Management anticipates R&D expense during fiscal year 1996 will continue to be significantly higher than the prior fiscal year, primarily as a result of development efforts for the GM contract and the Company s new products and markets.

     Selling, general and administrative (SG&A) expense for the six months ended October 31, 1995 increased by approximately $176,000 or 6% over the same period last fiscal year. The increase was primarily due to an increase in the sales force. Management anticipates that SG&A expense during fiscal year 1996 will significantly increase as compared to fiscal year 1995, primarily as a result of including Media's SG&A expenses.


     The provision for income taxes for the three months and six months ended October 31, 1995 decreased by $112,316 and $111,749 respectively. This decrease reflects the application of a lower net effective tax rate in the current year due to the utilization of research and development tax credits.

     Financing charges for the remainder of the current fiscal year are expected to be significantly higher than the first half of this fiscal year due to the additional interest expense to be incurred on loans associated with the acquisition of Media.

Liquidity and Capital Resources
-------------------------------

     During the six months ended October 31, 1995, cash provided by operations, excluding working capital, was approximately $2,292,000 or $254,000 higher than the same period last year. The increase was primarily attributable to higher net income of approximately $59,000 and an increase in depreciation expense of $152,000. During the six months ended October 31, 1995, the Company had a net use of working capital of approximately $963,000, which was a decrease of $290,000 compared to the same period last fiscal year. The most significant changes in the Company s current assets and liabilities during the six months ended October 31, 1995 were an increase in inventory and accounts receivable of $1,436,000 and $244,000 respectively and a decrease in accrued expenses of $311,000 which were offset by an increase in accounts payable of $788,000. The increase in inventory was primarily attributed to a temporary buildup of inventory in anticipation of future sales of compressed natural gas systems and core products. The increase in accounts receivable was due to the increase in sales for the month ended October 31 1995 as compared to the month ended April 30, 1995. The decrease in accrued expenses was due to decreases in payroll obligations and other liabilities. The increase in accounts payable was directly related to the increase in inventory. The decrease in other current assets was due to a reduction of prepaid insurance expenses. Management anticipates that cash provided by operations will continue to increase over the prior year primarily due to the acquisition of Media.

     Net cash used in investing activities for the six months ended October 31, 1995 was approximately $3,198,000 compared with approximately $992,000 for the same period last fiscal year. Investing activities principally included the purchase of Media which resulted in a net use of cash of approximately $1,966,000. It also included the purchase of dies, molds and patterns, machinery and equipment, and the incurring of software production costs which have been capitalized. Management projects an increase in capital expenditures during the remaining two quarters of fiscal year 1996 as compared to the same periods in fiscal year 1995, primarily as a result of equipment enhancements, and capital expenditures by Media.

     Net cash provided by financing activities for the six months ended October 31, 1995, was approximately $1,781,000 as compared to $17,000 for the same period last fiscal year. Financing activities principally included the term loan of $2,050,000 with Bank of America to finance the purchase of Media. Proceeds from the issuance of common stock decreased by approximately $301,000 from the prior fiscal year due to fewer stock options exercised in the current periods. Although the company has made no material commitments for future capital expenditures, it expects to incur significant expenditures relating to equipment and facilities for the development and production of new products. The Company expects to fund a major portion of these expenses from cash generated from operations and by use of its B of A Credit facility.

Part II - OTHER INFORMATION

Items 1-5 Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          Exhibit 11.1 - Computation of net income per share.

     (b)  Reports on Form 8-K.

          No reports were filed on Form 8-K during the Company's fiscal quarter ended October 31, 1995

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AirSensors, Inc.
                                         (Registrant)


Date:    December 15, 1995            By /s/Thomas M. Costales
                                         ---------------------
                                         Thomas M. Costales
                                         Chief Financial Officer
                                         and Treasurer
                                         [Authorized Signatory]