Form 10-Q
period 1995-01-31
AIRSENSORS INC
filed 1996-03-18
CIK 790708

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549


                                   FORM 10-Q


/ x / Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended January 31, 1996, or

/   /  Transition report pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

       For the transition period from      to

Commission File No. 0-16115

                               AIRSENSORS, INC.
                               ----------------
            (Exact name of registrant as specified in its charter)

             Delaware                                      91-1039211
      ------------------------                        --------------------
      (State of Incorporation)                        IRS Employer I.D. No.

                16804 Gridley Place, Cerritos, CA        90703
             ----------------------------------------------------
              (Address of principal executive offices) (Zip Code)

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

    Number of shares outstanding of each of the issuer's classes of common stock, as of February 29, 1996:

          5,654,568 shares of Common Stock, $.001 par value per share

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               AIRSENSORS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  -----------

                                                  January 31,     April 30,
ASSETS                                               1996           1995
------                                           -----------    -----------
                                                 (unaudited)
Current assets:
  Cash                                           $   345,037    $    65,489

  Accounts receivable                              8,680,156      5,549,550
    Less allowance for doubtful accounts             163,552        153,802
                                                 -----------    -----------
       Net accounts receivable                     8,516,604      5,395,748

  Inventories:
     Raw materials and parts                       5,493,383      4,720,035
     Work-in-process                                 983,096        495,132
     Finished goods                                5,157,527      2,158,493
                                                 -----------    -----------
       Total inventories                          11,634,006      7,373,660

  Other current assets                               601,420        791,209
                                                 -----------    -----------
       Total current assets                       21,097,067     13,626,106

Equipment and leasehold improvements:
  Dies, molds and patterns                         3,019,359      2,419,448
  Machinery and equipment                          4,729,640      4,197,209
  Office furnishings and equipment                 2,757,858      1,939,757
  Leasehold improvements                           1,657,573      1,620,767
                                                 -----------    -----------
                                                  12,164,430     10,177,181
  Less accumulated depreciation and amortization   6,602,277      5,767,565
                                                 -----------    -----------
       Net equipment and leasehold improvements    5,562,153      4,409,616

Intangibles arising from acquisitions              7,956,050      5,701,916
  Less accumulated amortization                    2,661,051      2,449,757
                                                 -----------    -----------
       Net intangibles arising from acquisitions   5,294,999      3,252,159

Other assets                                       1,140,720        821,255
                                                 -----------    -----------
                                                 $33,094,939    $22,109,136
                                                 ===========    ===========

                              See accompanying notes.

                               AIRSENSORS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Continued)
                                  -----------



                                                  January 31,     April 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                 1996           1995
------------------------------------              -----------    -----------
                                                 (unaudited)
Current liabilities:
  Notes payable                                  $   119,218    $   406,413
  Accounts payable                                 2,769,366      2,200,335
  Accrued payroll obligations                      1,368,275      1,248,957
  Other accrued expenses                           2,765,414      1,255,042
  Current portion of long-term notes                 722,630           -
                                                 -----------    -----------
    Total current liabilities                      7,744,903      5,110,747

Line of credit                                     2,900,000      1,000,000
Term loan - Bank of America NT&SA                  1,537,500           -
Term loan - DEPA Holding B.V.                      2,934,132           -
Other long term liabilities                        1,072,121        855,446

Commitments and contingencies                           -              -

Minority interest                                    216,276           -

Stockholders' equity:
  1993 Series 1 Preferred Stock, $0.01 par value,
    5,950 shares authorized, issued and
    outstanding $5,950,000 liquidation value       5,650,000      5,650,000
  Common stock, $.001 par value, authorized
    25,000,000 shares; 5,652,902 issued and
    outstanding at January 31, 1996
    (5,641,370 at April 30, 1995)                      5,653          5,641
  Additional paid-in capital relating to
     common stock                                 28,734,819     28,660,181
  Deficit                                        (17,686,932)   (19,172,879)
  Foreign currency translation adjustment            (13,533)          -
                                                 -----------    -----------
    Total stockholders' equity                    16,690,007     15,142,943
                                                 -----------    -----------
                                                 $33,094,939    $22,109,136
                                                 ===========    ===========



                            See accompanying notes.

                               AIRSENSORS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                   ---------

                              Three Months Ended        Nine Months Ended
                                  January 31,              January 31,
                            -----------------------  -----------------------
                                1996        1995         1996        1995
                            ----------- -----------  ----------- -----------
Revenue:
  Product sales             $12,115,597 $11,725,694  $34,313,511 $32,497,385
  Contract revenue            1,009,982     167,129    2,333,492     688,469
                            ----------- -----------  ----------- -----------
     Net revenue              13,125,579  11,892,823   36,647,003  33,185,85

Costs and expenses:
  Cost of sales               8,302,155   7,826,849   23,018,444  21,531,651
  Research and
   development expense        1,726,010   1,757,520    5,521,690   4,532,424
  Selling, general and
   administrative expense     2,197,681   1,439,723    5,513,336   4,516,894
                            ----------- -----------  ----------- -----------
   Total costs and expenses  12,225,846  11,024,092   34,053,470  30,580,969
                            ----------- -----------  ----------- -----------
Operating income                899,733     868,731    2,593,533   2,604,885

Financing charges               176,623      61,631      337,885     212,257
                            ----------- -----------  ----------- -----------

Income before income taxes      723,110     807,100    2,255,648   2,392,628

Provision for income taxes       36,412          -       164,412     239,749

Minority interest               142,924          -       142,924          -
                            ----------- -----------  ----------- -----------
Net income                      543,774     807,100    1,948,312   2,512,879

Dividends on preferred stock    151,230     141,312      462,365     396,666
                            ----------- -----------  ----------- -----------
Net income applicable
     to common stock        $   392,544 $   665,788  $ 1,485,947 $ 1,756,213
                            =========== ===========  =========== ===========

Net income per share              $0.07       $0.11        $0.26       $0.29
                            =========== ===========  =========== ===========

Number of shares used in
     per share calculation    6,635,763   6,565,599    6,637,939   6,556,602
                            =========== ===========  =========== ===========


                            See accompanying notes.

                               AIRSENSORS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                ---------------

                                                       Nine Months Ended
                                                          January 31,
                                                  ------------   ------------
                                                      1996           1995
                                                  ------------   ------------
Net cash provided by operating activities         $ 1,058,449    $   911,559

Cash flows from investing activities:
   Purchase of equipment and leasehold
     improvements                                  (1,048,972)    (1,369,573)
   Investment in Media                             (1,965,678)          -
   Deferred software production costs                (612,361)       (32,704)
   Other, net                                         (41,673)        75,490
                                                  ------------   ------------
     Net cash used in investing activities         (3,668,684)    (1,326,787)

Cash flows from financing activities:
   Payments on notes payable                         (458,249)      (351,723)
   Proceeds from issuance of note payable             171,054        148,750
   Net borrowings on line of credit                 1,900,000        132,710
   Payments on term notes                            (168,632)      (332,800)
   Proceeds from issuance of bank term note         2,050,000           -
   Payments of other long-term liabilities           (216,675)       (62,111)
   Proceeds from sales of common stock                 74,650        348,612
   Dividends paid on preferred stock                 (462,365)      (396,666)
                                                  ------------   ------------
     Net cash  provided by (used in)
      financing activities                          2,889,783       (513,228)
                                                  ------------   ------------

Net increase (decrease) in cash                       279,548       (928,456)
Cash beginning of year                                 65,489      1,104,501
                                                  ------------   ------------
Cash at end of quarter                            $   345,037    $   176,045
                                                  ============   ============

                             See accompanying notes.

                               AIRSENSORS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           JANUARY 31, 1996 and 1995
                                --------------

     (1) The accompanying condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and the results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1995. The results of operations for the three months and nine months ended January 31, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year ending April 30, 1996.

     (2)  Acquisition

     On October 31, 1995, the Company, through its wholly owned subsidiary IMPCO Technologies, Inc. (IMPCO), acquired 51% of the outstanding stock of Technisch Bureau Media B.V. (Media), a private company in the Netherlands, from Centradas B.V., a private company in the Netherlands. The acquisition of Media has been accounted for under the purchase method of accounting and its operations have been included in the condensed consolidated financial statements since the date of acquisition.

     The following table presents the unaudited pro forma consolidated results of operations as if the acquisition had occurred at the beginning of each period (Dollars in thousands, except for net income per share):

                                            Nine Months Ended
                                                January 31,
                                         -----------------------
                                            1996         1995
                                         ----------   ----------
     Revenue                             $  38,931    $  36,843
     Net income applicable
       to common stock                       1,414        1,813
     Net income per share                $     .24    $     .30

     The proforma consolidated results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchase actually been made at the beginning of the respective periods, or of results which may occur in the future. Minority interest represents the minority stockholders' proportionate share of the equity of Media.

     (3)  Debt Payable

     On January 29, 1996, Media's term-loan from DEPA Holding B.V. (DEPA) was increased by 1,279,092 Dutch Guilders (U.S. $765,923) to reflect Media's current year earnings prior to the acquisition. As of January 31, 1996, the outstanding principal balance on the term-loan was 5,422,092 Dutch Guilders (U.S. $3,246,762) which is to be repaid quarterly in one installment of 102,092 Dutch Guilders (U.S. $61,146), and thirty-eight (38) additional installments of 140,000 Dutch Guilders (U.S. $83,832).

     (4)  Warranty

     The Company provides, at the time of sale, an amount it estimates will be needed to cover future warranty obligations. During the third quarter of fiscal year 1996, the Company increased the reserve for estimated product warranties resulting in a one time charge of approximately $270,000.

     (5)  Income taxes

     The provision for income taxes for the nine months ended January 31, 1996 has been reduced by the utilization of approximately $2,485,000 of federal net operating loss carryforwards of which $6,296,000 is available to offset future taxable income. During the third quarter of fiscal year 1996 the Company revised its estimated tax rate resulting in a lower income tax provision for the nine months ended January 31, 1996. The lower net effective tax rate during the current year is due to the utilization of research and development tax credits and a tax refund.

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

Results of Operations
---------------------

     Total revenue for the three months ended January 31, 1996, increased by approximately 10% as compared to the same period in the prior fiscal year. This increase was attributable to higher contract revenue and the inclusion of Media's sales as a result of the acquisition. These increases were partially offset by lower sales levels recognized by IMPCO as compared to the same period in the prior fiscal year. For the nine months ended January 31, 1996 revenue increased by approximately 10% as compared to the same period in the prior fiscal year. This increase is equally attributable to product sales recognized as a result of the Media acquisition and contract revenue. The following table sets forth the Company's product sales by application (all dollars in thousands):

                                Three months ended        Nine months ended
                                    January 31,              January 31,
                               --------------------    --------------------
                                 1996        1995        1996        1995
                               --------    --------    --------    --------
Motor vehicle                  $  3,780    $  3,902    $ 11,036    $ 12,453
Forklifts and other material
 handling equipment               6,553       5,576      17,567      14,017
Small portable to
 large stationary                 1,783       2,247       5,711       6,027
                               --------    --------    --------    --------
   Total                       $ 12,116    $ 11,725    $ 34,314    $ 32,497
                               ========    ========    ========    ========

     Motor vehicle product sales for the three months and nine months ended January 31, 1996, decreased by approximately 3% and 11% respectively as compared to the same periods in the prior fiscal year. These decreases were primarily attributable to lower shipments to international markets and to a domestic original equipment truck manufacturer. Management anticipates this trend to continue during the fourth quarter of fiscal year 1996.

     During the three months and nine months ended January 31, 1996, sales of the Company's products for forklifts and other material handling equipment increased by approximately 18% and 25%, respectively, as compared to the same period in the prior fiscal year. The increase during the three months ended January 31, 1996 was attributable to revenue recognized as a result of the Media acquisition. This increase was partially offset by lower sales levels recognized by IMPCO as compared to the same period in the prior fiscal year. The increase during the nine months ended
January 31, 1996 was attributable to revenue recognized as a result of the Media acquisition and the demand for new forklifts during the first six months of fiscal year 1996. Management anticipates sales of products from forklifts and other material handling equipment will be higher during the fourth quarter of fiscal year 1996 as compared to the same period in the prior fiscal year primarily as a result of the Media acquisition.

     Contract revenue for the three months and nine months ended January 31, 1996 increased by approximately $843,000 and $1,645,000, respectively, as compared to the same periods in the prior fiscal year. These increases were primarily attributable to the extension of the development contract with General Motors Corporation (GM) in August 1995, and the addition of other OEM development programs. Management anticipates this trend to continue during the fourth quarter of fiscal year 1996.

     The Company's cost of goods sold for the three months and nine months ended January 31, 1996 was higher as compared to the same period in the prior fiscal year due to an increase in product sales during the three months and nine months ended January 31, 1996. The Company's gross profit margin on product sales for the three months and nine months ended January 31, 1996 decreased due to the lower gross profit margin on motor vehicle sales of compressed natural gas systems, increased expenditures for current product support and a product warranty charge. During the third quarter of fiscal year 1996 the Company increased the reserve for estimated product warranties resulting in a one time charge of approximately $270,000.

     Research and development ("R&D") expense for the three months ended January 31, 1996, decreased by approximately 2% as compared to the same period in the prior fiscal year. This decrease was primarily attributable to deferring efforts for software production costs which are to be recognized when the product is sold. R&D expense for the nine months ended January 31, 1996, increased by approximately 22% as compared to the same period in the prior fiscal year. This increase was primarily attributable to development and testing of the Company's new products, durability testing, enhancements to products to maintain mandated emission standards, efforts expended to obtain California's Title XIII engine certification, and efforts on the GM contract. Management believes the Company's future success depends on its ability to design, develop and market new products to meet mandated emission standards and new emission related customer product specifications, and will therefore continue to incur significant R&D costs. Management anticipates this trend to continue during the fourth quarter of fiscal year 1996 primarily as a result of development efforts for the GM contract.

     Selling, general and administrative (SG&A) expense for the three months and nine months ended January 31, 1996, increased by approximately $758,000 (53%) and $996,000 (22%) as compared to the same periods in the prior fiscal year. These increases were primarily attributable to the inclusion of Media's SG&A expenses subsequent to the acquisition and to an increase in IMPCO's sales force. Management anticipates this trend to continue during the fourth quarter of fiscal year 1996 primarily as a result of including Media's SG&A expenses.

     During the third quarter of fiscal year 1996 the Company revised it's estimated tax rate resulting in a lower income tax provision for the nine months ended January 31, 1996. The lower net effective tax rate during the current year is due to the utilization of research and development tax credits and tax refunds.

     Financing charges for the three months and nine months ended January 31, 1996, increased by approximately $115,000 (187%) and $125,000 (59%) as compared to the same periods in the prior fiscal year. These increases are primarily attributable to loans associated with the acquisition of Media and the increased use of the line of credit.


Liquidity and Capital Resources
-------------------------------

     During the nine months ended January 31, 1996, cash provided by operations, excluding working capital, was approximately $3,343,000 or 4% higher than the same period last year. Of the $3,343,000 generated by operations approximately $2,284,000 was used for working capital. The most significant changes in the Company's current assets and liabilities during the nine months ended January 31, 1996 were increases in inventory, accounts receivable and current liabilities. The increase in inventory was primarily attributed to a temporary buildup of inventory in anticipation of future sales of compressed natural gas systems and core products while the increase in accounts receivable was due to the increase in sales for the month ended January 31, 1996 as compared to the month ended April 30, 1995 and slower payments by certain customers. The increase in current liabilities was attributable to accounts payable, accrued liabilities and the current portion of the Bank of America term note. The increase in accounts payable is attributable to the buildup of inventory while the increase in accrued liabilities is attributable to certain estimated reserves.

     Net cash used in investing activities for the nine months ended January 31, 1996 was approximately $3,669,000 compared with approximately $1,327,000 for the same period last fiscal year. Investing activities principally included the purchase of Media which resulted in a net use of cash of approximately $1,966,000. It also included the purchase of dies, molds and patterns, machinery and equipment, and the capitalization of certain costs related to future programs. Management projects an increase in capital expenditures during the remaining three months of fiscal year 1996 as compared to the same periods in fiscal year 1995, primarily as a result of equipment enhancements, and capital expenditures by Media.

     Net cash provided by financing activities for the nine months ended January 31, 1996, was approximately $2,890,000 of which $2,050,000 was for a term loan with Bank of America to finance the acquisition of Media. Although the company has made no material commitments for future capital expenditures, it expects to incur significant expenditures relating to equipment and facilities for the development and production of new products. The Company expects to fund a major portion of these expenses from cash generated from operations and by use of its Bank of America Credit facility.

Part II - OTHER INFORMATION

     Items 1,2,3,5 Not applicable.

     Item 4.   Submission of matters to a vote of security holders

     (a)  The annual meeting of stockholders was held on November 3, 1995.

     (b) The following were elected as directors for the terms expiring in 1997 as follows:

                           V. Robert Colton
                          Robert M. Stemmler

     The names of each of the other directors whose terms of office continued after the meeting are as follows:

                          Peter B. Bensinger
                           Norman L. Bryan
                         Edwin J. Schneebeck
                            Don J. Simplot
                          Rawley F. Taplett
                           Douglas W. Toms


     (c) The stockholders voted upon the ratification of the appointment of Ernst & Young LLP as independent auditors as follows:

                           Votes         Votes                   Broker
                            For         Against    Abstention   non-votes
                         ----------   ----------   ----------   ---------
Common Stock              3,441,570    1,682,488      2,148         0
Preferred Stock             507,600      611,000          0


     Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          Exhibit 11.1 - Computation of net income per share.

     (b)  Reports on Form 8-K.

          On November 15, 1995, the Company filed a Form 8-K to report that on October 31, 1995, the Company, through its wholly owned subsidiary IMPCO Technologies, Inc. (IMPCO), acquired 51% of the outstanding stock of Technisch Bureau Media B.V. (Media), a private company in the Netherlands, from Centradas B.V., a private company in the Netherlands.

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AirSensors, Inc.
                                         (Registrant)


Date:    March 18, 1996            By    /s/ Thomas M. Costales
                                         ----------------------
                                         Thomas M. Costales
                                         Chief Financial Officer
                                         and Treasurer
                                         [Authorized Signatory]