Form 10-K
period 1996-04-30
AIRSENSORS INC
filed 1996-07-29
CIK 790708

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-K

/ x / Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 1996, or

/   /    Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the transition period from             to
         Commission File No. 0-16115

                              AIRSENSORS, INC.

           (Exact name of registrant as specified in its charter)

             Delaware                           91-1039211
     ------------------------             ----------------------
     (State of Incorporation)             (IRS Employer ID. No.)

            16804 Gridley Place, Cerritos, California   90703
           -----------------------------------------------------
            (Address of Principal Executive Offices)  (Zip Code)

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

     Approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 1996 was $35,033,718.

     Number of shares outstanding of each of the registrant's classes of common stock, as of June 30, 1996:

                      5,683,190 shares of Common Stock

                    Documents incorporated by reference:

                                See Item 14

      Information required by Part III is incorporated by reference from the definitive proxy statement to be filed pursuant to Regulation 14A or by an amendment hereto, in either case, within 120 days of the end of fiscal year 1996.

Exhibit Index at Page 22                                       Page 1 of 64

                                    PART I
                                    ------


ITEM 1  -  BUSINESS
                                    General
                                    -------

     AirSensors, Inc. (AirSensors) was incorporated in the State of Washington in 1978 and became a Delaware corporation in 1985. AirSensors together with its wholly owned subsidiary IMPCO Technologies, Inc. (IMPCO) and it's subsidiary's are hereinafter referred to as the "Company." The Company designs, manufactures and markets equipment that allows internal combustion engines to operate on alternative fuels, primarily propane and natural gas.

ACQUISITIONS

     In October 1995, the Company acquired 51% of the outstanding stock of Technisch Bureau Media B.V. (Media), a private company in the Netherlands, from Centradas B.V. for 3,187,500 NLG (U.S. $2,023,000). The acquisition was financed through a term loan provided by Bank of America. Media distributes gaseous fuel carburetion systems, components and related devices for use in internal combustion engines along with catalytic converters for the off-highway industrial market. Media services the European marketplace from its headquarters in the Netherlands and through its subsidiaries and facilities in Germany, France and the United Kingdom. During fiscal year 1996, Media contributed approximately $5,601,000 to the Company's fiscal year 1996 revenue.

     In April 1996, the Company acquired substantially all of the business assets of Garretson Equipment Company, Inc. (Garretson) of Mt. Pleasant, Iowa for approximately $1,041,000. Garretson is a leading manufacturer of fuel systems, components and related devices that allow small engines of 35 horsepower or less to run on either compressed natural gas or propane. Major product applications include generator sets, industrial equipment, utility engines and material handling equipment.

     In the first quarter of fiscal year 1997, the Company acquired certain assets of Ateco Automotive Pty. Ltd. (Ateco), a private company in Australia, for a purchase price of approximately $6,532,000. The purchase price was primarily financed through an additional $4,000,000 of term loans provided by Bank of America and its Sydney, Australia branch and forgiveness of accounts receivable due to IMPCO from Ateco, totaling $1,852,000. Ateco Automotive Pty. Ltd. has distributed IMPCO's gaseous fuel carburetion systems, components and related devices for use in internal combustion engines since 1969. Ateco serviced the Australian marketplace from its offices in Melbourne. Management estimates annual sales volume to be approximately $8,500,000.

PRODUCTS AND MARKETS

    CURRENT PRODUCTS. The Company's products include fuel management systems and components, including carburetors, converters or regulators, fuel lock-offs, repair kits or replacement parts and other sundry devices. The Company's products, sold for aftermarket conversions and as original equipment, are used in a variety of motor vehicles, forklifts and small portable to large stationary engines. Worldwide, the products are marketed through distributors and original equipment manufacturers (OEM) under the brand names IMPCO(registered trademark), BEAM(registered trademark), and GARRETSON(registered trademark). Ease of installation, consistent performance, high quality and safety are attributes of the Company's products.

     The Company's fuel management systems are designed to offer several levels of technology to meet customer needs. The Adaptive Digital Processor
(ADP) uses advanced electronic technology to learn and store key characteristics of the specific vehicle. The ADP enhancer complements the ADP with diagnostics and spark timing modules. The Advanced Fuel Electronics System (AFE) uses mass sensing hot wire anemometry to calculate the engine's air/fuel mixture. During engine operation, an on board computer adjusts the mixture to achieve optimum results in engine performance to reduce emissions. The Company is also developing a Port Fuel Injection System for ultra low emission vehicles. These injectors are designed for natural gas or vaporized propane and are multi-point, sequential injectors.

     The Company's carburetors are designed for use in 1 to 5,000 horsepower engines. The Company's converter is a two stage regulator and vaporizer that regulates the amount of fuel entering the carburetor and then transforms the fuel from a pressurized liquid state to a gaseous vapor by exposing the fuel to near atmospheric pressure. The Company's vacuum and electro-mechanical fuel lock-off devices stop the flow of fuel when engines stop running. The vacuum fuel lock-off has been a popular product with OEM's due to its safety characteristics.

     During fiscal year 1996, sales of carburetors represented approximately 32% of consolidated product sales, converters approximately 26%, fuel lock-offs approximately 8%, repair kits approximately 9%, electronic control systems approximately 11%, and other products and sundry devices approximately 14%. The product sales mix during fiscal year 1996 was substantially the same as during the prior two years.

     The Company's products are sold worldwide to distributors and OEM's and as aftermarket components and/or retrofit systems. The Company's equipment allows internal combustion engines to operate on alternative fuels and is primarily used in forklift and automotive applications. During fiscal year 1996, sales to distributors accounted for approximately 69% of consolidated product sales, sales to OEM customers accounted for approximately 25% and aftermarket retrofit system conversions accounted for approximately 6% of consolidated product sales. No customer accounted for more than 10% of the Company's consolidated net revenue during fiscal year 1996.

     Distributors primarily service the aftermarket conversion business and are generally specialized and privately owned enterprises. Many domestic distributors have been customers of IMPCO for more than 29 years, and most export distributors have been customers for more than 19 years.

     Most OEM customers are large engine, vehicle, and forklift manufacturers such as Caterpillar Inc., Clark Material Handling Co., Cummins Engine Company Inc., Ford Motor Company, NACCO Material Handling Group, Kohler Company, Mitsubishi Caterpillar Forklift America, Inc., Onan Corporation, Toyota Industrial Equipment Mfg. Inc. and Waukesha Engine Division Dresser Industries, Inc.

     PRODUCT EVOLUTION. The Company's traditional products include the use of vacuum and mechanical controls to regulate engine air/fuel ratios. Motor vehicle carburetors, as well as some ancillary devices, are mechanical and operate independent of other engine functions. In recent years, electronically controlled devices have replaced some vacuum actuated mechanical devices to improve the engine performance and to more tightly control the emissions from internal combustion engines. The Company has addressed this change by introducing new electronic devices designed for gaseous fuels that interface with the OEM electronics.

     To remain competitive, the Company has focused its development efforts on improving its traditional products. During fiscal year 1996, major upgrades occurred on the Company's gaseous fuel management system that is based on its mass-sensing technology and proprietary software. This product, named Advanced Fuel Electronics (AFE), is designed to manage air/fuel ratios to achieve the optimum air/fuel mixture and many other engine functions. The Company is enhancing its on-board computer utilizing the vehicle-specific software required for the AFE product, a mass-sensor and the necessary hardware for a variety of vehicle types including pickup trucks, vans and passenger cars. The Company is focusing its AFE marketing efforts on OEM's. The Company believes that it will continue to satisfy the differing engine and emission control approaches being used on engines in its domestic and foreign markets.

MARKET AND REGULATORY ENVIRONMENT

     The Company's worldwide market is influenced by environmental laws which regulate emission standards and energy laws which strive for energy independence. In addition, there are certain economic advantages to using alternate gaseous fuels in many countries. Legislation has provided incentives and programs to promote and develop infrastructures for alternative fueled vehicles, some requiring fleet vehicle owners to phase in alternative fueled vehicles and imposed penalties upon failure to meet standards and guidelines.

     The Federal Energy Policy Act of 1992 mandates that 75% of the light duty vehicles acquired by the federal, state and municipal governments by fiscal 2000, and thereafter, be alternative fueled vehicles, and non-government fleet operators of 20 or more vehicles be required to include at least 20% alternative fueled light duty vehicles in their total vehicle purchases. Beginning 2006 and thereafter, 70% of such vehicles acquired by fleet operators of 20 or more must be alternative fueled vehicles.

     The Texas Plan for Clean Air requires Texas state agencies with vehicle fleets of more than 15 vehicles, school districts with more than 50 buses, and all metropolitan transit authorities to purchase only alternative fuel vehicles. The Texas plan also requires these entities to convert 90% of their fleets to alternative fuel by 1998.

     Title XIII of the California Code of Regulations imposes comprehensive conversion requirements on operators of fleet vehicles to ensure that exhaust emission standards are met. The Company believes that many fleet vehicle operators are purchasing vehicles that operate on alternative fuels, such as natural gas or propane, as a means of complying with these regulations. Amendments to Title XIII also include provisions for certification and installation of alternative fuel retrofit systems. A "retrofit system" is a package of fuel, ignition, emission control, and engine components that are modified, removed, or added during the process of converting a vehicle to alternative fuels. These amendments require a certain percentage of retrofit conversions in California be certified, inspected, carry a product warranty, and comply with vehicle emission standards. Both the manufacturer and equipment installers are required to certify their products and services.

     Several other states have adopted similar regulations which are expected to increase the demand for alternative fuels. These include Arkansas, Colorado, Connecticut, Florida, Hawaii, Louisiana, Massachusetts, Missouri, New Mexico, New York, Oklahoma, Utah and Washington. In addition, certain foreign countries such as Australia, Mexico, Netherlands and Venezuela are adopting environmental and/or energy legislation.

STRATEGIC MARKETING PLAN

     The Company's goal is to retain its position as one of the world's leading suppliers of engine components and systems that allow internal combustion engines to operate on propane and natural gas. A key element of the Company's steady growth has been the diversity of markets that its products serve. The increasing worldwide demand for alternative fuel management products and systems for motor vehicle uses, material handling equipment and small to large mobile and stationary engines provides the Company with a broad market foundation and eliminates any dependency on a single market segment. The Company's two largest markets, motor vehicle (primarily fleet vehicles) and material handling (primarily forklifts), accounted for approximately 83% of the Company's consolidated product sales in the last fiscal year. See "Products and Markets." Of these two markets, the motor vehicle market is believed to have the greatest potential for significant growth. The Company anticipates that this growth will result from governmental regulations imposing more stringent emission standards to achieve energy independence. See "Market and Regulatory Environment."

     The Company's short-term strategy is to continue its presence in the retrofit market for fleet vehicles and to continue introducing upgrades to its existing products. The Company will also continue its presence in both the retrofit and OEM market by promoting its products to meet the expected demand for equipment which will allow motor vehicle engines to meet the more stringent emission regulations.

     In the long-term, the Company believes the worldwide demand for alternative fueled vehicles may reach levels which would make it feasible for OEM's to produce such vehicles. The Company is taking steps to become a preferred OEM supplier for gaseous fuel components. The Company believes that product quality is essential for OEM recognition and it is continually upgrading its quality assurance program.

     The Company's aftermarket products are primarily marketed through a network of small specialized distributors which the Company expects to continue to utilize for its existing product lines. However, under recent regulations, the Company and its installers are required to certify their products and services. To meet these requirements, the Company is upgrading its existing distribution base with distributors qualified to meet these installation requirements.

     The Company has expanded the marketing of its existing mechanical products in countries with less stringent emission standards. This strategy is being applied in Central and South America, Eastern Europe and the Far East. In countries such as Mexico and Taiwan, where the level of emission standards is increasing, but is not as stringent as in the United States, the Company's strategy is to upgrade its existing products to improve both emission levels and engine performance.

     Significant changes are occurring in the forklift industry. The increased emphasis on emissions requires engine manufacturers to consider new fuel and engine management products as a part of the engine configuration. During fiscal year 1995, IMPCO signed a distribution agreement with Mikuni American Corporation. Mikuni is a world leader in the technology and production of gasoline fuel delivery systems for internal combustion engines. Its customers include a number of major Japanese motor vehicle manufacturers and heavy equipment companies. This distribution partnership has given the Company access to the Japanese market for its array of clean fuel products.

COMPETITION AND OTHER MARKET FACTORS

     The Company has numerous competitors worldwide in the motor vehicle gaseous fuel equipment industry. The three major independent competitors are Vialle B.V. Autogas System (Vialle), Koltec Necam B.V. and OMT Officina Meccanica SPA (Tartarine). Vialle, is a competitor in the Mexican, Canadian, European, Australian and Far Eastern markets. Koltec Necam is a competitor in the Dutch market. Tartarine, an Italian company, competes in the European, South American and Middle Eastern markets. In North America the Company's competitors include MESA Environmental L.P., Gaseous Fuel Injection Control Systems, Inc., Beacon Power Systems, Inc. and Algas Industries, Inc. The Company also competes with OEM's such as Niki-Nippon Kikaki Seisakusyo (Nissan) and Asian Seiki Co. Ltd. (Toyota) in the Far East.

     To be competitive during the 1990's and into the future, the Company believes it will be necessary to continue to enhance the gaseous fuel engine management products utilizing mass-sensing, electronic and electro-mechanical technology. Increasing regulations and competition may result in the elimination of some current competitors who lack either financial resources or technical capabilities. However, with the potential increase in the size of the market, the Company anticipates new competitors will enter the alternative fuel marketplace. These competitors may include large motor vehicle OEM's who may adapt their existing gasoline technology to alternative fueled vehicles. The Company believes some of its future competitors could be large, well financed companies with marketing and research and development capacities substantially greater than those of the Company.

MANUFACTURING

     The Company's products are presently manufactured in the Company's facilities in Cerritos, California. Manufacturing operations consist largely of mechanical assembly with light machining. The Company places substantial reliance on outside vendors for parts, components and electronic assemblies. It obtains product components from a variety of domestic motor vehicle and electronic part suppliers and assemblers, local diecasters, metal stamping and machine shops. In fiscal year 1996, 10 suppliers accounted for approximately 54% of raw material purchases and one supplier accounted for approximately 20% of such purchases. The Company has not experienced any significant difficulty in obtaining outside suppliers of electronic assemblies.

     Material costs represent the major component of cost of sales. Coordination with suppliers for quality control and timely shipment is critical to maximize the Company's inventory management. The Company uses a computerized material requirements planning system to schedule material flow and balance the competing demands of timely shipments, productivity and inventory management.

     The Company has not experienced, and does not expect to experience, any significant difficulty in complying with environmental regulations applicable to its manufacturing processes and facilities.

PRODUCT CERTIFICATION

     The Company must obtain certification from the Environmental Protection Agency (EPA) to sell certain of its products in the United States motor vehicle markets and from the California Air Resources Board to market certain products in California. California regulations require that all of model year 1997 retrofit conversions be certified, inspected, carry a product warranty and comply with new emission standards. Manufacturers are also required by California regulations to conduct 100,000 mile durability tests. Some other states have similar types of regulations. While the Company has been successful in obtaining certifications in the past, the Company's ability to comply with these and future regulations will significantly affect its future success in the aftermarket for motor vehicles in the United States.

     Where appropriate, the Company seeks product approval by Underwriters Laboratories, Inc. (registered trademark) (UL(registered trademark)) and American Gas Association. While approval is not always required, the Company believes such approval enhances the acceptability of products in the domestic marketplace. Many foreign countries accept these agency approvals as satisfying "approval for sale" requirements in their markets.

PATENTS AND TRADEMARKS

     The Company holds a number of domestic and foreign patents. While the Company believes that these patents and patent applications protect certain proprietary rights and technologies, there can be no assurance that any existing and future patents will provide such protection. Moreover, the Company believes that its growth and future success are more dependent upon technical expertise and marketing skills than on the ownership of patent rights. Also, other technology exists which performs functions substantially equivalent to the technology covered by the Company's patents and patent applications, and that technology may be used by others without infringing upon the Company's patents.

     The "IMPCO" and "BEAM" marks are registered as trademarks on the United States Principal Register. They are also registered in various other countries throughout the world. The trademark "AirSensors" has been registered as a trademark on the United States Supplemental Register.

BACKLOG

     The Company's backlog consists of anticipated sales of products for which the Company has confirmed orders scheduled for shipments over the next 90 days. Such backlog was approximately $10,900,000 and $10,600,000 at April 30, 1996 and April 30, 1995, respectively. The Company believes that backlog as of any date is not necessarily indicative of future product sales.

EMPLOYEES

     The Company employed 415 persons as of April 30, 1996, including an operations department with 277 employees, a marketing department with 37 employees, a research and development department with 61 employees, and an accounting and administration department with 40 employees. None of the employees are represented by labor unions, and relations with employees are believed to be good.

ITEM 2  -  PROPERTIES

     The Company's executive offices and manufacturing facilities are located in Cerritos, California and occupy 105,000 square feet in two buildings at a single 4-acre location. The Company believes these facilities are adequate for its present and planned operations. The site is leased until May 1999, and the Company has two 5-year renewal options. The Company maintains a research and development facility in a suburb of Seattle, Washington which occupies approximately 10,000 square feet in a portion of an office park building. These premises are leased until November 30, 1997. The Company also owns a machine shop in Mt. Pleasant, Iowa which occupies approximately 16,500 square feet at an industrial site. The Company's facility in Rijswijk, Holland occupies approximately 16,000 square feet and is leased until October 31, 2000, with a five year renewal option.

ITEM 3  -  LEGAL PROCEEDINGS

     The Company is a party to several legal actions, but based on discussions with legal counsel, management does not believe that any of these actions will have a material adverse effect on its business or financial condition.


ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal year ended April 30, 1996.

                                   PART II
                                   -------

ITEM 5  -  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the NASDAQ National Market under the symbol "ARSN". The following bid prices reflect the range of high and low bid information during the last two fiscal years as quoted in the NASD Monthly Statistical Report. The prices reflect inter-dealer prices and do not reflect retail mark-up, mark-down or commissions.

                         Fiscal year 1996        Fiscal year 1995
                       -------------------      -------------------
   Quarter Ended         High        Low          High        Low
   -------------       --------   --------      --------   --------
   July 31             $ 12 3/8   $  8 1/2      $ 12 5/8   $  9 3/4
   October 31            13 3/4      8 3/8        13 1/8      9 3/4
   January 31             9 7/8      7 1/2        12 1/8      8
   April 30               9 1/2      7 3/4        10 5/8      8 1/4

     At June 30, 1996, the number of shareholders of record of the common stock was 869.

     The Company has never paid dividends on its common stock. It intends to retain future earnings to finance the operation and expansion of its business and does not anticipate paying cash dividends in the foreseeable future on common stock.

     The holders of the 1993 Series 1 Preferred Stock are entitled to cumulative cash dividends in an amount equivalent to interest at an annual rate per share (based on a deemed value of $1,000 per share) equal to the Seattle-First National Bank prime rate of interest, plus 1.5%, but not to exceed $105 per share nor be less than $80 per share annually.

ITEM 6  -  SELECTED CONSOLIDATED FINANCIAL DATA

                                  In thousands, except per share amounts
                           ----------------------------------------------------
                                      Fiscal Years Ended April 30,
                             1996       1995       1994       1993       1992
                           --------   --------   --------   --------   --------
Statement of
operations data:
- ----------------
 Net revenue(1)            $ 51,575   $ 45,231   $ 36,410   $ 32,111   $ 25,200

 Research and
  development expense         7,171      6,197      5,103      2,095      1,948
 Operating income             4,132      3,540      3,069      3,662        512
 Financing charges(2)           504        292        320      1,415      2,192
 Net income (loss)(3)         4,671      2,967      2,511      1,780     (1,734)
 Preferred stock expenses(4)    610         54        612        821        653

 Net income (loss) appli-
  cable to common stock       4,061      2,420      1,898        960     (2,387)

 Net income (loss)
  per share:
   Primary                      .65        .40        .32       .27       (.64)
   Fully diluted                .63        .40        .32       .27       (.64)

 Number of shares used in
  per share computation(5)
   Primary                    6,648      6,566      6,388     3,929      3,526
   Fully diluted              7,771      6,566      6,388     3,929      3,526

Balance sheet data:
- -------------------
 Total current assets      $ 24,578   $ 13,626   $ 10,420  $ 10,010   $  9,677
 Total assets                37,728     22,109     17,464    17,156     17,828
 Total current liabilities    9,266      5,111      4,810     6,932     10,706
 Long-term obligations        8,823      1,855        334       504      4,568
 Put warrant to purchase
  stock of subsidiary(6)         -          -          -         -       1,500
 Stockholders' equity        19,256     15,143     12,320     9,721      1,053

- --------------------------
  See accompanying notes.

NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA

(1) Includes contract revenue during fiscal year ended April 30, 1996, 1995 and 1994, of $3,087,229, $1,523,952 and $3,880,416, respectively. See note 9 of the Notes to "Consolidated Financial Statements."

(2) Includes accretion on put warrant to purchase redeemable common stock of IMPCO Technologies, Inc. of $333,000 for fiscal year ended April 30, 1992 and a $150,000 call premium for fiscal year ended April 30, 1993.

(3) Includes an income tax benefit of $1,700,000, due to the reduction in the valuation allowance for deferred tax assets and $318,000 net income from the Company's European subsidiary during the year ended April 30, 1996 (See notes 2 and 4 of the Notes to "Consolidated Financial Statements", respectively). Includes an extraordinary charge of $130,000, net of tax benefit, due to the early extinguishment of debt during the year ended April 30, 1993 and $50,000 during the year ended April 30, 1992 due to the early extinguishment of the 1990 Convertible Debenture.

(4) Includes dividends on Preferred Stock and charges arising from a Stock Exchange Agreement.

(5) Number of shares used in per share computations are adjusted for a one-for-six reverse stock split effective February 2, 1993, and includes the dilution from the potential exercise of stock options and warrants when the effect is dilutive. During fiscal year 1996, shares assumed to be issued upon conversion of the Company's preferred stock were included in the calculation since it resulted in a reportable dilution.

(6) At April 30, 1993 amounts related to the put warrant to purchase redeemable common stock are included in current liabilities in the Company's "Consolidated Balance Sheets."

ITEM 7 -  MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- ---------------------

Overview
- --------
     AirSensors, Inc. designs, manufactures and markets equipment that allows internal combustion engines to operate on alternative fuels, primarily propane and natural gas. The Company's products include fuel management systems and components, and are sold for maintenance, aftermarket conversions and as original equipment on motor vehicles, forklifts and small portable to large stationary engines. Worldwide, the products are marketed through distributors and original equipment manufacturers.

Acquisitions
- ------------
     In October 1995, the Company acquired 51% of the outstanding stock of Technisch Bureau Media B.V. (Media), a private company in the Netherlands, from Centradas B.V. for 3,187,500 NLG (U.S. $2,023,000). The acquisition was financed through a term loan provided by Bank of America. Media distributes gaseous fuel carburetion systems and related devices for use in internal combustion engines along with catalytic converters for the off-highway industrial market. Media services the European marketplace from its headquarters in the Netherlands and through its subsidiaries and facilities in Germany, France and the United Kingdom. During fiscal year 1996, Media contributed approximately $5,601,000 to the Company's consolidated revenue.

     In April 1996, the Company acquired substantially all of the business assets of Garretson Equipment Company, Inc. (Garretson) of Mt. Pleasant, Iowa for approximately $1,041,000. Garretson is a leading manufacturer of fuel systems, components and related devices that allow small engines of 35 horsepower or less to run on either compressed natural gas or propane. Major product applications include generator sets, industrial equipment, utility engines and material handling equipment.

     In the first quarter of fiscal year 1997, the Company acquired certain assets of Ateco Automotive Pty. Ltd. (Ateco), a private company in Australia, for a purchase price of approximately $6,532,000. The purchase price was primarily financed through an additional $4,000,000 of term loans provided by Bank of America and its Sydney, Australia branch and forgiveness of accounts receivable due to IMPCO from Ateco, totaling $1,852,000. Ateco Automotive Pty.

Ltd. has distributed IMPCO's gaseous fuel carburetion systems, components and related devices for use in internal combustion engines since 1969. Ateco serviced the Australian marketplace from its offices in Melbourne. Management estimates annual sales volume to be approximately $8,500,000.

Net Revenue
- -----------
     The Company continued to experience growth during fiscal year 1996, with net revenue increasing by $6,344,000 or 14% to $51,575,000, compared to $45,231,000 for fiscal year 1995. During fiscal year 1996, product sales and contract revenue increased by approximately 11% and 103%, respectively. The following table sets forth the Company's product sales by application, (all dollars in thousands):

                                       Fiscal years ended April 30,
                                    ---------------------------------
                                       1996        1995        1994
                                    ---------   ---------   ---------
  Motor vehicle products            $  17,063   $  17,139   $  12,489
  Forklifts and other
    material handling equipment        23,316      18,706      13,468
  Small portable to
    large stationary engines            8,108       7,862       6,572
                                    ---------   ---------   ---------
        Total product sales         $  48,487   $  43,707   $  32,529
                                    =========   =========   =========

     During fiscal year 1996, sales for the Company's motor vehicle products were comparable to fiscal year 1995. The following table sets forth the Company's worldwide motor vehicle product sales by application, (all dollars in thousands):

                                       Fiscal years ended April 30,
                                    ---------------------------------
                                       1996        1995        1994
                                    ---------   ---------   ---------
  Component parts                   $  13,982   $  15,542   $  12,489
  Upfitting systems                     3,081       1,597         -
                                    ---------   ---------   ---------
     Total motor vehicle products   $  17,063   $  17,139   $  12,489
                                    =========   =========   =========

Management believes that the decrease in component parts during fiscal year 1996, as compared to fiscal year 1995, was primarily due to lower shipments of products to a South American customer and to a domestic original equipment truck manufacturer and regulatory restrictions which limited the marketability of certain motor vehicle products in the United States.

     During fiscal year 1996, revenue attributable to upfitting vehicles with the Company's systems for aftermarket fleet use increased by approximately 93% as compared to fiscal year 1995 which primarily resulted from a Postal Service contract to convert postal vehicles to compressed natural gas and initial shipments of systems on liquefied petroleum gas specifically engineered to operate with Ford F-150 and F-250 pickup trucks. Management anticipates that motor vehicle revenue will be higher during fiscal year 1997 as compared to fiscal year 1996.

     Companies that manufacture retrofit systems for use in California are required to comply with requirements under Title XIII, which require that a certain percentage of retrofit conversions be certified, inspected, carry a product warranty and comply with new emission standards. For vehicle model year 1997, the Company will be required to certify all of its retrofit engine families. Manufacturers are also required to conduct 100,000 mile durability tests and comply with in-service emission standards. The Environmental Protection Agency has proposed the adoption of similar requirements for the entire United States. While the Company has been successful in obtaining certifications for certain vehicle families in the past, the Company's ability to comply with these and future regulations will significantly affect its future success in the United States aftermarket for motor vehicles.

     During fiscal year 1996, revenue attributable to the Company's forklifts and other material handling equipment increased by approximately 25% as compared to fiscal year 1995. The increase in revenue for the Company's forklifts and other material handling equipment was primarily attributable to the increase in the Company's European activity as a result of the Media acquisition. Revenue attributable to the Company's domestic operations, for the forklift and other material handling equipment, during fiscal year 1996 was comparable to levels recognized during fiscal year 1995. Management anticipates that the market for forklifts, other material handling equipment will remain strong during fiscal year 1997 primarily as a result of the Media acquisition. In addition, the Environmental Protection Agency will adopt emission requirements for forklifts, other material handling equipment and small portable to large stationary engines that are similar to those being adopted for the motor vehicle industry.

     During fiscal year 1996, contract revenue increased by approximately $1.5 million, or 103%, as compared to fiscal year 1995. This increase was primarily due to the extension of a development contract with General Motors Corporation (GM) in August 1995, and the addition of other development programs. Future contract revenue will be contingent upon the Company's success in securing new development contracts. Management anticipates that contract revenue during fiscal year 1997 will be maintained at the levels experienced during fiscal year 1996.

     During fiscal year 1995, total revenues increased by approximately 24% as compared to fiscal year 1994. During fiscal year 1995, sales for the Company's motor vehicle products increased by approximately 37%, as compared to fiscal year 1994. This increase was primarily due to shipments of the Company's products to its international markets, shipments to a domestic original equipment truck manufacturer and upfitting of its compressed natural gas systems onto vehicles for aftermarket fleet use.

     During fiscal year 1995, revenue attributable to forklifts, other material handling equipment and small portable to large stationary engines increased by approximately 29% as compared to fiscal year 1994. This increase was primarily attributable to continued sustained demand for new forklifts due to the domestic and foreign economic recovery.

     During fiscal year 1996, 1995 and 1994 the Company's revenue was generated in the following geographic regions:


                                       Fiscal years ended April 30,
                                    ---------------------------------
                                       1996        1995        1994
                                    ---------   ---------   ---------
  United States and Canada             67%         75%         79%
  Pacific Rim                          10%         11%         15%
  Europe                               16%          7%          6%
  Latin America                         7%          7%          -


Cost of Sales
- -------------
     During fiscal year 1996, cost of sales as a percentage of product sales remained comparable to the percentages realized for each of the two fiscal years ending April 30, 1995, and 1994. During fiscal year 1996, the Company's gross profit margin on product sales was favorably impacted by its European operation. This contribution was offset by lower gross profit margins on upfitting motor vehicles, increased expenditures for current product support and a net product warranty charge of approximately $217,000.

Research and Development
- ------------------------
     Research and development (R&D) expense for fiscal year 1996 was approximately $7,171,000, a 16% increase over fiscal year 1995 and a 41% increase over fiscal year 1994. This increase was primarily for development and testing of the Company's new products, durability testing, efforts associated with the GM contract, enhancements to products to maintain mandated emission standards and efforts expended to obtain California's Title XIII engine certification. Management believes the Company's future success depends on its ability to design, develop and market new products to meet mandated emission standards and will therefore continue to incur significant R&D costs. Management anticipates that R&D expense during fiscal year 1997 will be significantly higher than the levels experienced during fiscal year 1996 due to new product development.

Selling General and Administrative
- ----------------------------------
     Selling, general and administrative (SG&A) expense for fiscal year 1996 was approximately $8,261,000, a 30% increase over fiscal year 1995 and a 26% increase over fiscal year 1994. These increases were primarily attributable to the inclusion of Media's SG&A expenses subsequent to the acquisition and to an increase in IMPCO's sales force. Management anticipates that SG&A expenses during fiscal year 1997 will increase as compared to fiscal year 1996 primarily as a result of including a full year of Media's activity.

Financing charges
- -----------------
     Financing charges for fiscal year 1996 increased by approximately 73% and 57% as compared to fiscal year 1995 and 1994, respectively. These increases are primarily attributable to loans associated with the acquisition of Media and the increased use of the line of credit. Management anticipates that financing charges for fiscal year 1997 will increase as compared to fiscal year 1996 as a result of the recent acquisitions and debt service on the Company's line of credit.

Provision for income taxes
- --------------------------
     The Company adopted SFAS No. 109 "Accounting for Income Taxes" on
May 1, 1993, and applied its provisions without restating prior years' financial statements. The adoption of SFAS No. 109 did not have a material effect on the Company's accounting for income taxes since, for financial reporting purposes, the Company recognized a valuation allowance to completely offset its net deferred tax assets. During the fourth quarter of fiscal year 1996, the Company reduced its valuation allowance for deferred tax assets as required by SFAS No. 109 and recorded a $1.7 million income tax benefit primarily related to the assumed future utilization of net operating loss carryforwards. Provision for taxes consist primarily of federal, state and foreign income taxes which are computed using statutory rates. During fiscal year 1996, the Company utilized approximately $1,650,000 of federal operating loss carryforwards for tax purposes.

Outlook:  issues and risks
- --------------------------
     The preceding discussion includes management's outlook for revenues and expenditures. The Company faces a number of risks and uncertainties that should also be considered in evaluating its outlook. These risks include, among others, the following: (1) the Company's ability to obtain product certification, (2) continued legislation enforcing environmental laws which regulate emission standards and energy independence, (3) the Company's ability to secure future development programs, (4) economic trends that influence the price disparity between gasoline and alternative fuels, (5) fluctuations in the foreign exchange rates causing purchases from the United States to become undesirable, and (6) the Company's ability to hire, train, and retain qualified personnel. In addition, current economic forecasts indicate modest growth in the economy, however actual economic conditions may deviate from these forecasts. The Company is not currently aware of any significant new competitors, however the Company could be adversely affected by the expansion of existing competitors or increased price competition.


Liquidity and Capital Resources
- -------------------------------

     During fiscal year 1996, cash provided by operations, excluding working capital was approximately $6,386,000, as compared to approximately $4,373,000 and $4,028,000 in fiscal years 1995 and 1994, respectively. The Company generated cash flow from its operating activities to assist in financing its product development costs, capital expenditures, working capital requirements and current debt obligations. During fiscal year 1996, the Company had a net use of working capital of approximately $4,191,000, as compared to approximately $3,003,000 during fiscal year 1995. The most significant changes in the Company's current assets and liabilities in fiscal year 1996 were an increase in accounts receivable, other assets, inventories, accounts payable and accrued expenses. The increase in accounts receivable at April 30, 1996 was primarily attributed to increased shipments of the Company's products during the quarter ended April 30, 1996, as compared to the quarter ended April 30, 1995. Other assets increased primarily as a result of the Company reducing it's valuation allowance for deferred tax assets, and inventory increased primarily as a result of higher purchases to meet anticipated demand for the Company's products. Accounts payable and accrued expenses levels increased primarily as a result of the inclusion of Media, and increases in operating expenditures for IMPCO.

     Net cash used in investing activities for fiscal year 1996 was approximately $4,920,000, an increase of approximately $2,922,000 from fiscal year 1995. Investing activities principally included the purchase of Media, which resulted in a net use of cash of approximately $1,966,000. During fiscal year 1996, the Company purchased approximately $1,996,000 of capital purchases of which approximately $474,000 was for R&D test equipment. Investing activities also included the purchase of dies, molds and patterns, machinery and equipment, and the incurring of software production costs which have been capitalized. Management projects an increase in capital expenditures during fiscal year 1997, as compared to fiscal year 1996, primarily as a result of equipment enhancements and quality requirements.

     Net cash provided by financing activities for fiscal year 1996 was approximately $3,471,000 of which $2,050,000 was from a term loan by Bank of America to finance the acquisition of Media. During fiscal year 1996 the Company increased its borrowing under the operating line of credit by approximately $2,400,000 primarily for obligations for current operations and material purchases.

     In September 1994, IMPCO entered into a $10.6 million credit facility with Bank of America and its subsidiary BA Leasing & Capital Corporation. The credit facility consists of a secured revolving line of credit of $8,000,000 and a $2,600,000 capital lease facility. In September 1995, the credit facility was increased to include a $2,050,000 term loan for the acquisition of Media and an increase in the capital lease facility of $925,000. In addition, the line of credit was amended to include a standby letter of credit facility of $750,000. At April 30, 1996, approximately $3,400,000 and $1,387,000 was outstanding under the revolving line of credit and the capital lease facility, respectively. The revolving line of credit expires on August 31, 1997, and the capital lease facility expires on December 31, 2001.

     On October 31, 1995, Media converted an outstanding debt obligation of 4,250,000 Dutch Guilders (U.S. $2,693,000) owed to DEPA Holding B.V. (DEPA) into a term loan. In January 1996, the term loan was increased by 1,279,092 Dutch Guilders (U.S. $766,000) to reflect Media's current year earnings prior to its acquisition by IMPCO. At April 30, 1996 the outstanding principal balance on the term-loan was 5,320,000 Dutch Guilders (U.S. $3,128,000).

     During the fourth quarter of fiscal year 1996, the Company reduced its valuation allowance for deferred tax assets as required by SFAS No. 109 and recorded a $1.7 million income tax benefit primarily related to the assumed future utilization of net operating loss carryforwards. For federal income tax purposes, at April 30, 1996, the Company had net operating loss carryforwards of approximately $7,500,000 available to offset future taxable income. For financial statement purposes, approximately $2,500,000 of net operating loss carryforwards are available as an offset against future income tax provisions.

     The Company expects to incur significant expenditures relating to equipment and facilities for the development and production of new products. The Company expects to fund a major portion of these expenses from cash generated from operations and by use of its bank credit facility.

ITEM 8  -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required by this Item is indexed in Part IV in Item 14.


ITEM 9  -  CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                   PART III
                                   --------

     The information required in Part III (Items 10, 11, 12 and 13) is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A or by an amendment hereto, in either case, no later than 120 days after the end of the fiscal year covered by this Form 10-K.

                                   PART IV
                                   -------

ITEM 14  -  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents Filed As Part of This Report:                       Page
     ---------------------------------------                       ----

     (1)  Consolidated Financial Statements:
          ----------------------------------

             Report of independent auditors                         29

             Consolidated balance sheets as of
             April 30, 1996 and 1995                                30

             Consolidated income statements
             for the years ended April 30, 1996,
             1995 and 1994                                          32

             Consolidated statements of stockholders'
             equity for the years ended April 30, 1996,
             1995 and 1994                                          33

             Consolidated statements of cash flows
             for the years ended April 30, 1996, 1995
             and 1994                                               34

             Notes to consolidated financial statements             35

     (2)  Supplemental Financial Statement Schedules:              Page
          -------------------------------------------              ----

             Schedule II  -  Valuation accounts                     54

          All other schedules are omitted because the information is not applicable or is not material, or because the information is included in the consolidated financial statements or the notes thereto.

     (3)  Exhibits:                                                Page
          ---------                                                ----

          10.14  Amendment dated September 13, 1995 to
                 Loan and Security agreement dated
                 September 28, 1994, between Bank of
                 America National Trust and Savings,
                 as lender, and IMPCO Technologies, Inc.,
                 as the borrower.                                   55

          11.1   Computation of net income per share.               62

          22.1   Subsidiaries of the Company.                       63

          23.1   Consent of Ernst & Young LLP
                 dated July 25, 1996.                               64


          Executive Compensation Plans and Arrangements.
          ----------------------------------------------

          Employment Agreement dated April 1, 1995, between AirSensors, Inc. and IMPCO Technologies,
          Inc., as the Company and Robert M. Stemmler, as the Employee - Exhibit 10.13.

          1991 Executive Stock Option Plan dated November 5,
          1991 among AirSensors, Inc., as the Company, and Bertram R. Martin, James J. Mantras and Dale L.
          Rasmussen, as Optionees - Exhibit 10.3

          1989 Incentive Stock Option Plan and Amendment to 1989 Incentive Stock Option Plan - Exhibits
          10.2 and 10.9, respectively.

(b)  Reports on Form 8-K.
     --------------------

     No reports were filed on Form 8-K during the last quarter of the Company's fiscal year covered by this report.

(c)  Exhibits
     --------

2.1    Agreement of Purchase and Sale of Stock by and
       among IMPCO Technologies, Inc., as buyer, and
       Centradas B.V., as Shareholder, dated as of
       October 31, 1995.                                            (10)

2.2    Shareholders Agreement for Technisch Bureau Media
       B.V. by and among IMPCO Technologies, Inc., and
       Centradas B.V., dated as of October 31, 1995.                (10)

2.3    Loan Agreement for Technisch Bureau Media B.V.,
       Technisch Bureau Media GmbH, Technique Media
       S.A.R.L. as borrowers and Depa Holding B.V.,
       as lendor, dated as of October 31,1995.                      (10)

2.4    Guarantee by and among, Depa Holding B.V., as
       lendor, IMPCO Technologies, Inc., as Shareholder
       and AirSensors, Inc., as Guarantor, dated as of
       October 31, 1995.                                            (10)

3.1    Articles of Incorporation and Bylaws.                         (1)

3.2    Amended Certificate of Designation of AirSensors,
       Inc. establishing 1993 Series 1 Preferred Stock.              (5)

3.3    Certificate of Amendment of Certificate of
       Incorporation providing for limitation of
       directors' liability.                                         (3)

3.4    Certificate of Amendment of Certificate of
       Incorporation providing for the decrease in
       authorized shares of common stock from
       50,000,000 to 25,000,000.                                     (6)

10.1   Lease between L-W Income Properties and IMPCO
       Technologies, Inc. dated May 10, 1989.                        (2)

10.2   1989 Incentive Stock Option Plan.                             (3)

10.3   1991 Executive Stock Option Plan dated
       November 5, 1991, among AirSensors, Inc., as the
       Company, and Bertram R. Martin, James J. Mantras
       and Dale L. Rasmussen, as Optionees.                          (4)

10.4   First Amendment to Lease dated April 19, 1993,
       between L-W Income Properties and IMPCO
       Technologies, Inc.                                            (6)

10.5   Warrant to Purchase Shares of AirSensors, Inc.
       Common Stock issued to Cohig & Associates, Inc.
       expiring in March 9, 1998.                                    (6)

10.6   Warrant to Purchase Common Stock Purchase Warrants
       issued by AirSensors, Inc. to Cohig & Associates,
       Inc. expiring March 9, 1998.                                  (6)

10.7   Pursuant Agreement between AirSensors, Inc. and
       First Interstate Bank of Washington, N.A. dated
       as of March 8, 1993, establishing terms and
       conditions of Common Stock Purchase Warrants
       expiring March 10, 1996.                                      (6)

10.8   1993 Stock Option Plan for Nonemployee Directors              (7)

10.9   Amendment to 1989 Incentive Stock Option Plan                 (7)

10.10  Amended and Restated Warrant Issued to Piper
        Jaffray dated March 3, 1994.                                 (7)

10.11  Loan and Security agreement dated September 28,
       1994, between Bank of America National Trust
       and Savings, as lender, and IMPCO Technologies,
       Inc., as the borrower.                                        (8)

10.12  Lease Intended as Security dated September 28,
       1994, between BA Leasing and Capital Corporation,
       as lessor, and IMPCO Technologies, Inc., as lessee.           (8)

10.13  Employment Agreement dated April 1, 1995, between
       AirSensors, Inc. and IMPCO Technologies, Inc., as
       the Company and Robert M. Stemmler.                           (9)

10.14  Amendment dated September 13, 1995 to Loan and
       Security agreement dated September 28, 1994,
       between Bank of America National Trust and Savings,
       as lender, and IMPCO Technologies, Inc., as the
       borrower.                                                    (11)

11.1   Computation of net income per share.                         (11)

22.1   Subsidiaries of the Company.                                 (11)

23.1   Consent of Ernst & Young LLP dated July 25, 1996.            (11)

  --------------------------------------

  (1) Incorporated by reference from Form S-18 filed under Registration No. 33-4013-S.

  (2)   Incorporated by reference from Form 10-K for fiscal year
        1989.

  (3)   Incorporated by reference from Form 10-K for fiscal year
        1990.

  (4)   Incorporated by reference from Form 10-K for fiscal year
        1992.

  (5) Incorporated by reference from Form S-2, File no. 33-56610 declared effective March 9, 1993

  (6)   Incorporated by reference from Form 10-K for fiscal year
        1993.

  (7)   Incorporated by reference from Form 10-K for fiscal year
        1994.

  (8)   Incorporated by reference from Form 8-K dated
        September 28, 1994, and filed as Exhibit Numbers (10.25) through (10.26) thereunder.

  (9)   Incorporated by reference from Form 10-K for fiscal year
        1995.

  (10)  Incorporated by reference from Form 8-K dated October 31,
        1995, and filed as Exhibit Numbers (2.1) through (2.4) thereunder.

  (11)  Filed herewith

SIGNATURES
- ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             AIRSENSORS, INC.



                             By /s/Robert M. Stemmler
                               ----------------------
                             Robert M. Stemmler,
                             President and
                             Chief Executive Officer
                             Dated July 26, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature                Title                          Date
   ---------                -----                          ----


/s/Robert M. Stemmler    President,                     July 26, 1996
- ----------------------   Chief Executive Officer
                         and Director
                         [Principal Executive Officer]


/s/Thomas M. Costales    Chief Financial Officer        July 26, 1996
- ----------------------   and Treasurer
                         [Principal Financial Officer]


/s/Cary M. Wong          Corporate Controller            July 26, 1996
- ----------------------   and Assistant Treasurer

/s/Rawley F. Taplett     Chairman of the Board           July 26, 1996
- ----------------------


- ----------------------   Vice-Chairman of the Board      July 26, 1996
Edwin J. Schneebeck


/s/Peter B. Bensinger     Director                       July 26, 1996
- ----------------------


/s/Norman L. Bryan        Director                       July 26, 1996
- ----------------------


/s/V. Robert Colton       Director                       July 26, 1996
- ----------------------


                          Director                       July 26, 1996
- ----------------------
Don Simplot


/s/Douglas W. Toms        Director                       July 26, 1996
- ----------------------

              REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Board of Directors and Stockholders
AirSensors, Inc.

We have audited the accompanying consolidated balance sheets of AirSensors, Inc. as of April 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended April 30, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AirSensors, Inc. at April 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                     /s/ Ernst & Young LLP

Los Angeles, California
June 21, 1996

                               AIRSENSORS, INC.
                          CONSOLIDATED BALANCE SHEETS
                            April 30, 1996 and 1995
                                  -----------

                                     ASSETS
                                     ------
                                                     1996           1995
                                                 ------------   ------------
Current assets:
  Cash                                           $   811,148    $    65,489

  Accounts receivable                              9,679,317      5,549,550
    Less allowance for doubtful accounts             165,322        153,802
                                                 ------------   ------------
       Net accounts receivable                     9,513,995      5,395,748
  Inventories:
     Raw materials and parts                       6,096,292      4,720,035
     Work-in-process                                 930,548        495,132
     Finished goods                                4,411,162      2,158,493
                                                 ------------   ------------
       Total inventories                          11,438,002      7,373,660
  Other current assets                             2,815,181        791,209
                                                 ------------   ------------
       Total current assets                       24,578,326     13,626,106

Equipment and leasehold improvements:
  Dies, molds and patterns                         3,297,764      2,419,448
  Machinery and equipment                          5,267,529      4,197,209
  Office furnishings and equipment                 2,895,187      1,939,757
  Leasehold improvements                           1,953,131      1,620,767
                                                 ------------   ------------
                                                  13,413,611     10,177,181
  Less accumulated depreciation and amortization   6,935,878      5,767,565
                                                 ------------   ------------
       Net equipment and leasehold improvements    6,477,733      4,409,616

Intangibles arising from acquisitions              7,915,314      5,701,916
  Less accumulated amortization                    2,689,397      2,449,757
                                                 ------------   ------------
       Net intangibles arising from acquisitions   5,225,917      3,252,159

Other assets                                       1,445,911        821,255
                                                 ------------   ------------
                                                 $37,727,887    $22,109,136
                                                 ============   ============

                              See accompanying notes.

                               AIRSENSORS, INC.
                          CONSOLIDATED BALANCE SHEETS
                            April 30, 1996 and 1995
                                  (Continued)
                                  -----------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                     1996           1995
                                                 ------------   ------------
Current liabilities:
  Notes payable                                  $   541,398    $   406,413
  Accounts payable                                 3,532,070      2,200,335
  Accrued payroll obligations                      1,701,034      1,248,957
  Accrued warranty obligations                       469,639        217,123
  Income taxes payable                               706,057        207,308
  Other accrued expenses                           1,598,451        830,611
  Current portion of term loans                      716,932            -
                                                 ------------   ------------
    Total current liabilities                      9,265,581      5,110,747

Line of credit                                     3,400,000      1,000,000
Term loan - Bank of America NT&SA                  1,435,000           -
Term loan - DEPA Holding B.V.                      2,820,640           -
Other long term liabilities                        1,167,447        855,446

Minority interest                                    383,197           -

Commitments and contingencies                           -              -

Stockholders' equity:
  1993 Series 1 Preferred Stock, $0.01 par value,
    5,950 shares authorized, issued and
    outstanding $5,950,000 liquidation value       5,650,000      5,650,000
  Common stock, $.001 par value, authorized
    25,000,000 shares; 5,654,568 issued and
    outstanding at April 30, 1996
    (5,641,370 at April 30, 1995)                      5,655          5,641
  Additional paid-in capital relating to
     common stock                                 28,746,994     28,660,181
  Accumulated deficit                            (15,111,879)   (19,172,879)
  Foreign currency translation adjustment            (34,748)           -
                                                 ------------   ------------
    Total stockholders' equity                    19,256,022     15,142,943
                                                 ------------   ------------
                                                 $37,727,887    $22,109,136
                                                 ============   ============

                            See accompanying notes.

                               AIRSENSORS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                   Years ended April 30, 1996, 1995 and 1994
                                   ---------

                                      1996            1995            1994
                                  ------------    ------------    ------------
Revenue:
  Product sales                   $48,487,480     $43,707,271     $32,529,281
  Contract revenue                  3,087,229       1,523,952       3,880,416
                                  ------------    ------------    ------------
    Net revenue                    51,574,709      45,231,223      36,409,697

Costs and expenses:
  Cost of sales                    32,011,253      29,124,860      21,693,645
  Research and development expense  7,170,965       6,197,216       5,102,901
  Selling, general and
    administrative expense          8,260,778       6,369,632       6,544,380
                                  ------------    ------------    ------------
    Total costs and expenses       47,442,996      41,691,708      33,340,926
                                  ------------    ------------    ------------
Operating income                    4,131,713       3,539,515       3,068,771

Financing charges                     503,886         292,024         320,257
                                  ------------    ------------    ------------
Income before income taxes and
  minority interest in income of
  consolidated subsidiary           3,627,827       3,247,491       2,748,514

Provision (benefit) for
  income taxes                     (1,348,616)        280,000         238,000

Minority interest in income of
  consolidated subsidiary             305,568             -               -
                                  ------------    ------------    ------------
Net income before dividends         4,670,875       2,967,491       2,510,514

Dividends on preferred stock          609,875         547,895         612,354
                                  ------------    ------------    ------------
Net income applicable to
  common stock                    $ 4,061,000     $ 2,419,596     $ 1,898,160
                                  ============    ============    ============
Net income per share:
      Primary                           $ .65           $ .40           $ .32
                                  ============    ============    ============
      Fully diluted                     $ .63           $ .40           $ .32
                                  ============    ============    ============

Number of shares used in
  per share calculation:
      Primary                       6,647,993       6,566,022       6,387,853
                                  ============    ============    ============
      Fully Diluted                 7,771,482       6,566,022       6,387,853
                                  ============    ============    ============


                            See accompanying notes.

                               AIRSENSORS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   Years ended April 30, 1996, 1995 and 1994
                                   ---------

                                        1996           1995           1994
                                    ------------   ------------   ------------

1993 Series 1 Preferred Stock:
 Beginning balance                  $ 5,650,000    $ 5,650,000     $ 5,650,000
 Activity                                   -              -               -
                                    ------------   ------------    ------------
       Ending balance                 5,650,000      5,650,000       5,650,000

Common Stock:
 Beginning balance                        5,641          5,577           5,466
  Issuance of common stock
   (13,198, 62,422, and 90,641 shares,
   respectively) resulting from the
   exercise of options pursuant to
   the stock option plans                    14             62              91
  Issuance of common stock
   (2,350 shares) resulting
   from the exercise of warrants             -               2              -
  Issuance of common stock
   (7,792 shares) for acquisition
   of technology rights                      -              -                8
  Issuance of common stock
   (12,170 shares) pursuant to the
   1991 Stock Exchange Agreement             -              -               12
                                    ------------   ------------    ------------
      Ending balance                      5,655          5,641           5,577

Additional paid-in-capital:
 Beginning balance                   28,660,181     28,256,861      27,555,732
  Issuance of common stock
   resulting from the exercise
   of options pursuant to the
   stock option plans                    86,813        350,185         543,649
  Issuance of common stock
   resulting from the exercise
   of warrants                               -          17,625              -
  Reduction in current tax liability
   related to stock options                  -          35,510              -
  Issuance of common stock for
   acquisition of technology rights          -              -           44,992
  Issuance of common stock pursuant
   to 1991 Stock Exchange Agreement          -              -          112,488
                                    ------------   ------------    ------------
      Ending balance                 28,746,994     28,660,181      28,256,861

Deficit:
 Beginning balance                  (19,172,879)   (21,592,475)    (23,490,635)
  Net income applicable
   to common stock                    4,061,000      2,419,596       1,898,160
                                    ------------   ------------    ------------
      Ending balance                (15,111,879)   (19,172,879)    (21,592,475)

Foreign currency translation
 adjustment                             (34,748)            -              -
                                    ------------   ------------    ------------

Total stockholders' equity          $19,256,022    $15,142,943     $12,319,963
                                    ============   ============    ============

                            See accompanying notes.

                               AIRSENSORS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Years ended April 30, 1996, 1995 and 1994
                                  ---------

                                        1996            1995            1994
                                    ------------    ------------    ------------
Cash flows from operating activities:
 Net income                          $4,670,875      $2,967,491      $2,510,514
 Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Amortization of intangibles
    arising from acquisition            239,639         235,096         401,762
   Depreciation and other
    amortization                      1,774,695       1,328,054       1,307,956
   Increase in accounts receivable   (2,578,110)     (2,989,467)       (694,383)
   Increase in inventories           (1,158,391)     (1,130,359)        (29,194)
   Increase in deferred tax asset    (1,700,000)             -               -
   Increase (decrease) in accounts
    payable                             978,963         717,360        (705,827)
   Increase in accrued expenses         266,570         399,028         610,649
   Other, net                          (299,516)       (157,295)       (192,781)
                                    ------------    ------------    ------------
Net cash provided by
  operating activities                2,194,725       1,369,908       3,208,696

Cash flows from investing activities:
  Purchase of equipment and
    leasehold improvements           (1,995,981)     (1,660,022)     (1,384,874)
  Investment in Media                (1,965,678)             -               -
  Deferred software production costs   (430,597)       (470,192)       (140,879)
  Other, net                           (528,020)        131,880          (8,952)
                                    ------------    ------------    ------------
Net cash used in
  investing activities               (4,920,276)     (1,998,334)     (1,534,705)

Cash flow from financing activities:
  Net borrowings (payments)
    on lines of credit                2,400,000          82,710        (232,897)
  Payments on notes payable            (508,833)       (495,589)       (411,016)
  Proceeds from issuance of
    notes payable                       643,818         582,667         445,825
  Proceeds from issuance of
    common stock                         86,828         403,384         543,740
  Payments on term loan                (334,656)       (332,800)       (127,200)
  Payment related to call of
    put warrant                              -               -       (1,650,000)
  Proceeds from issuance of
    bank term note                    2,050,000              -               -
  Payment of other long-term
    liabilities                        (256,072)       (103,063)       (134,653)
  Dividends on preferred stock         (609,875)       (547,895)       (612,354)
                                    ------------    ------------    ------------
Net cash provided by (used in)
  financing activities                3,471,210        (410,586)     (2,178,555)
                                    ------------    ------------    ------------

Net increase (decrease) in cash         745,659      (1,039,012)       (504,564)
Cash beginning of year                   65,489       1,104,501       1,609,065
                                    ------------    ------------    ------------
Cash at end of year                 $   811,148      $   65,489     $ 1,104,501
                                    ============    ============    ============

                            See accompanying notes.

                                  AIRSENSORS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            April 30, 1996, 1995 and 1994


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     (a) BASIS OF PRESENTATION AND DESCRIPTION OF THE BUSINESS - The consolidated financial statements of AirSensors, Inc. (the Company) include the accounts of the Company and its subsidiaries, including IMPCO Technologies, Inc. (IMPCO) and its majority owned subsidiary IMPCO Media Europe B.V. (Media). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company is engaged in the design, manufacturing and marketing of gaseous fuel delivery systems and related devices that allow internal combustion engines to operate on alternative fuels, primarily propane and natural gas. Worldwide the Company's products are sold to distributors and OEM's.

     (b) INVENTORIES - Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method while market is determined by replacement cost for raw materials and parts and net realizable value for work-in-process and finished goods.

     (c) PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated on the basis of historical cost. Depreciation of equipment is provided using the straight-line method over the assets' estimated useful lives, ranging from three to seven years. Amortization of leasehold improvements, and equipment financed by the Company's capital lease facility, is provided using the straight-line method over the shorter of the assets' estimated useful lives or the lease terms.

     (d) INTANGIBLES ARISING FROM ACQUISITION - Intangibles arising from acquisition are recorded based on the excess of the cost of the acquisition over amounts assigned to tangible assets and liabilities. These intangible assets include goodwill, product rights and trademarks. The intangible assets are being amortized using the straight-line method over their estimated lives of twenty years.

     (e) DEFERRED COSTS - Deferred costs represent amounts paid for software and other costs incurred after the establishment of technological feasibility. These costs are capitalized and subsequently amortized using the greater of the straight-line method over the estimated economic life of the related product or over the units of production beginning when the related product is available for general release to customers.

     (f) WARRANTY COSTS - The Company provides warranties on its products by recognizing a charge to cost of sales to cover future warranty obligations. Estimates are based, in part, on historical experience.

                                  AIRSENSORS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            April 30, 1996, 1995 and 1994


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
     -------------------------------------------

     (g) RESEARCH AND DEVELOPMENT COSTS - Research and development costs are charged to expense as incurred. Equipment used in research and development with alternative future uses is capitalized.

     (h) CONTRACT REVENUE RECOGNITION - Contract revenue is principally recognized by the percentage of completion method. Profits expected to be realized on contracts are based on the Company's estimates of total contract sales value and costs at completion. These estimates are reviewed and revised periodically throughout the lives of the contracts.

     (i) MINORITY INTEREST IN SUBSIDIARY - IMPCO purchased 51 percent of Media on October 31, 1995. Minority interest represents the minority shareholder's proportionate share of equity of the Company's European subsidiary. The amounts in minority interest at April 30, 1996 represent 49 percent of the equity held by the single minority shareholder.

     (j) NET INCOME PER SHARE - Net income per share was computed in accordance with the modified treasury stock method. Primary income per share is computed by dividing net income applicable to common stock by the weighted average number of common shares and, if dilutive, all common stock equivalents outstanding. Common stock equivalents include the Company's outstanding stock options and warrants. Fully diluted income per share is computed based on the weighted average number of common shares, all common stock equivalents, and if dilutive, shares issued upon conversion of preferred stock. During the twelve months and three months ended April 30, 1996, shares assumed to be issued upon conversion of the Company's preferred stock were dilutive and are included in the calculation of fully dilutive earnings per share.

     (k) ACCOUNTING CHANGE - Effective May 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). The Company's adoption of SFAS 109 during fiscal year 1994, did not have a material effect on the Company's accounting for income taxes since, for financial reporting purposes, the Company recognized a valuation allowance to completely offset the net deferred tax asset. In fiscal year 1996, the Company recognized a $1,700,000 reduction in its valuation allowance with a corresponding benefit to its income tax provision.

                                  AIRSENSORS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            April 30, 1996, 1995 and 1994


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
     -------------------------------------------

     (l) STOCK BASED COMPENSATION - In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock Based Compensation," which established accounting and reporting standards for stock based employee compensation plans effective for the Company in fiscal year 1997. SFAS 123 encourages entities to adopt the new method ("fair value based method") of accounting; however it also allows an entity to continue to measure compensation cost prescribed under existing rules ("intrinsic value based method"). Such entities who elect to remain on this method must make certain pro forma disclosures in fiscal year 1997 as if the new fair value method had been applied. At this time, the Company does not expect to adopt the recognition provision of SFAS 123 and will provide the required disclosures in 1997.

     (m) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF - During 1995, the Financial Accounting Standards Board issued SFAS No. 121 "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," which established accounting and reporting standards for impairment losses relating to assets to be held and used in operations effective in 1997. The Company will adopt SFAS No. 121 in the first quarter of fiscal year 1997. The adoption of SFAS No. 121 should not have a material effect on the consolidated financial position or results of operations of the Company.

     (n) USE OF ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     (o) RECLASSIFICATIONS - Certain reclassifications have been made to the fiscal year 1994 and 1995 consolidated financial statements to conform to the fiscal year 1996 presentation.

                                  AIRSENSORS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            April 30, 1996, 1995 and 1994


2.   ACQUISITION
     -----------

     On October 31, 1995, the Company, through its wholly owned subsidiary IMPCO, acquired 51 percent of the outstanding stock of Media, a private company in the Netherlands, from Centradas B.V., a private company in the Netherlands, for cash in the amount of 3,187,500 Dutch Guilders (U.S. $2,023,000). Media has distributed IMPCO's gaseous fuel carburetion systems and related devices for use in internal combustion engines since 1972. Media services the European marketplace from its headquarters in the Netherlands and through its subsidiaries in Germany, France and the United Kingdom.

     The acquisition was financed through a term loan provided by Bank of America which will be repaid over a five-year period with interest at market rates [See Note 3(a)(ii)]. The acquisition of Media has been accounted for under the purchase method of accounting and has been included in the consolidated financial statements since October 31, 1995, the date of acquisition. The Company recognized $2,100,000 of intangible assets arising from acquisition which will be amortized on the straight-line method over 20 years. The purchase price allocation is preliminary and based on management's best estimate. The tangible assets and liabilities of Media have been recorded at their estimated fair market values at the date of the acquisition as follows:

                                                           Value
                                                        ------------
        Cash                                            $    57,747
        Accounts receivable                               1,808,609
        Inventory                                         3,062,545
        Equipment                                           591,109
        Other assets                                        171,691
                                                        ------------
                                                          5,691,701

        Accounts payable and accrued expenses            (2,021,422)
        Term loan - DEPA Holding B.V.                    (2,693,283)
        Other liability - DEPA Holding B.V.                (810,561)
                                                        ------------
        Net tangible assets                             $   166,435
                                                        ============

                                  AIRSENSORS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            April 30, 1996, 1995 and 1994


2.   ACQUISITION, continued
     ------------

     The following table presents the unaudited pro forma consolidated results of operations as if the acquisition had occurred at the beginning of each period.

                                              Year ended April 30,
                                              1996            1995
                                         --------------  --------------
     Revenue                              $ 53,900,000    $ 50,828,000
     Net income applicable to
       common stock                          4,230,000       2,550,000
     Net income per share:
          Primary                                  .67             .42

     The pro forma consolidated results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchase actually been made at the beginning of the respective periods or of results which may occur in the future.

3.   DEBT PAYABLE
     ------------
     (a)  Bank of America
          ---------------

     On September 13, 1995, IMPCO amended its credit facility with Bank of America by extending the term of the revolving line of credit for a twelve month period ending August 31, 1997, expanding the facility to include a $2,050,000 term loan for the acquisition of Media, and adding a standby letter of credit facility. On September 22, 1995, the Company expanded the capital lease facility from $2,600,000 to $3,525,000 and extended the expiration date to December 31, 2001. Including the $8,000,000 revolving line of credit, the total Bank of America credit facility is $13,575,000 (see note 14 of the Consolidated Notes to Financial Statements).

          (i)    Revolving line of credit
                 ------------------------
     The revolving line of credit carries interest, payable monthly, at a fluctuating per annum rate equal to the Bank of America reference rate (which was 8.25% on April 30, 1996). The Company may elect to have all or portions of the line bear interest at an alternative interest rate (Offshore rate which was 6.94% on April 30, 1996) agreed upon by the Bank and IMPCO for periods of not less than 30 days nor more than one year. At April 30, 1996, $2,500,000 of the total outstanding line of credit balance of $3,400,000 was subject to the offshore rate. The remaining $900,000 was subject to the reference rate.

                                  AIRSENSORS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            April 30, 1996, 1995 and 1994


3.   DEBT PAYABLE, continued
     -------------
     (a)  Bank of America, continued
          ----------------
          (i)    Revolving line of credit, continued
                 -------------------------

     The unused portion of the line of credit is subject to a commitment fee of .1875% per annum. It is management's intent to renew the amount of its present long-term obligation under the revolving line of credit for an uninterrupted period extending beyond one year from the balance sheet date.

     The line may be used for financing commercial letters of credit with a maximum maturity of 180 days and standby letters of credit with a maximum maturity of five years. The amount of letters of credit outstanding at any one time may not exceed $2,000,000 for commercial letters of credit and $750,000 for standby letters of credit. At April 30, 1996, $125,000 was outstanding on the standby letter of credit. The maximum amount available at any one time on the revolving line of credit and the commercial letters of credit is $8,000,000.

          (ii)   Term loan for acquisition of Media
                 ----------------------------------

     The term loan carries interest, payable on a monthly basis, at the Bank's reference rate. The Company may elect to have all or portions of the term loan bear interest at an alternative interest rate agreed upon by the Bank and IMPCO for periods of not less than 30 days nor more than one year. The alternative interest rate is based on the Offshore rate plus 1.50%. Each alternative rate portion must be for an amount not less than $250,000 and may not include any portion of principal which is scheduled to be repaid before the last day of the applicable interest period. At April 30, 1996, the total outstanding balance of $1,845,000 was subject to the offshore rate at 7.25%. The term loan is to be repaid in eighteen consecutive quarterly installments of $102,500 (principal only). The term loan may be prepaid, with payments applied in inverse order of maturity, in whole or in part, at any time.

                                  AIRSENSORS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            April 30, 1996, 1995 and 1994


3.   DEBT PAYABLE, continued
     -------------
     (a)  Bank of America, continued
          ----------------
          (iii)  Capital lease facility
                 ----------------------

     The capital lease facility is available in incremental draws of $50,000 or more to finance acquisitions of equipment such as machinery, dies, molds, office furniture, and motor vehicles. At April 30, 1996, approximately $1,387,000 was outstanding and approximately $2,138,000 was available under the capital lease facility. Each draw is to be repaid in twenty consecutive quarterly installments. Each draw bears interest at either a variable rate or fixed rate of interest. The fixed rate of interest is the U.S. Treasury note bond-equivalent yield per annum corresponding to the number of months remaining on the draw, plus 2.899 percentage points. The variable rate of interest is equal to Bank of America's London Branch 3-month LIBOR rate plus
2.45 percentage points. At April 30, 1996, all draws were subject to the variable rate of interest. The long-term and short-term portions of the capital lease facility are included in other long term liabilities and other accrued expenses, respectively, on the Company's balance sheet.

     If the Company exercises an early termination option before the scheduled expiration date of a capital lease, a termination charge will be assessed.
The termination charge is a sliding percentage (not to exceed 5%) of the balance on the lease at time of termination. The Company may also be assessed a non-utilization fee of 3% for any amount less than $1,500,000 required to be leased during the period starting on September 7, 1995 through December 31, 1996.

      (iv)  Loan covenants and collateral
            -----------------------------

     The Bank of America credit facility contains certain restrictions and financial covenants, including liquidity, tangible net worth and cash flow coverage thresholds, as well as limitations on other indebtedness, and is secured by substantially all of the Company's assets.

                                  AIRSENSORS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            April 30, 1996, 1995 and 1994


3.   DEBT PAYABLE, continued
     -------------
      (b)  Term loan - DEPA Holding B.V.
           -----------------------------

     At the date of acquisition Media had a term loan payable in the amount of 4,250,000 Dutch Guilders (U.S. $2,693,000). On January 29, 1996, Media's
term-loan from DEPA was increased by 1,279,092 Dutch Guilders (U.S. $766,000)
to reflect Media's current year earnings prior to the acquisition.   Interest
on the term loan is payable quarterly. Media may elect a rate of interest for a three, six or twelve month period based on the Amsterdam Interbank Offer Rate (AIBOR), plus 1%, or a sixty month interest period based on a preferred rate of interest at a major Netherlands bank, plus 1%. Once an interest period is elected, it may not be lengthened or shortened. If an interest period is not elected, the default interest period is three months. As of April 30, 1996, the outstanding principal balance on the term-loan was 5,320,000 Dutch Guilders (U.S. $3,128,000) and was subject to the twelve month interest rate of 4.11%. The remaining balance is to be repaid in thirty-eight additional quarterly principal installments of 140,000 Dutch Guilders (U.S. $82,000).

     (c)  Credit Facility - Mees Pierson
          ------------------------------

     In February of 1996, Media secured a 3,000,000 Dutch Guilder (U.S. $1,829,000) revocable credit facility with Mees Pierson, a financial institution in the Netherlands. The interest rate is determined weekly based on a weighted average of several money market indices. Media's borrowings under this facility may not exceed the combined total of a specified amount of its accounts receivable (70% of book value) and inventory (50% of book value). At April 30, 1996, there was no outstanding balance on the credit facility (3,000,000 Dutch Guilders (U.S. $1,764,000) was available at April 30, 1996).

                                  AIRSENSORS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            April 30, 1996, 1995 and 1994


4.   INCOME TAXES
     ------------

The provision (benefit) for income taxes consists of the following:

                                      Fiscal years ended April 30,
                                   1996           1995          1994
Current:                       ------------   ------------   ------------
  Federal                      $    32,352    $    91,000    $    69,000
  State                            (29,966)       189,000        169,000
  Foreign                          348,998            -              -
                               ------------   ------------   ------------
                                   351,384        280,000        238,000
Deferred:
  Federal                       (1,600,000)           -              -
  State                           (100,000)           -              -
  Foreign                              -              -              -
                               ------------   ------------   ------------
                                (1,700,000)           -              -
                               ------------   ------------   ------------
Total provision (benefit)
  for income taxes             $(1,348,616)   $   280,000    $   238,000
                               ============   ============   ============


The components of income before taxes and minority interest are as follows:

   Domestic                    $ 2,655,220    $ 3,247,491    $ 2,748,514
   Foreign                         972,607            -              -
                               ------------   ------------   ------------
                               $ 3,627,827    $ 3,247,491    $ 2,748,514
                               ============   ============   ============

The current provision (benefit) for income taxes for fiscal years 1996, 1995 and 1994 has been reduced by the utilization of approximately $1,650,000, $3,800,000 and $3,500,000 of federal net operating loss carryforwards, respectively. During fiscal years 1996 and 1995, the current provision for state taxes was reduced by the utilization of approximately $140,000 and 112,000, respectively, of investment and/or research tax credits. In addition, in fiscal year 1996 a state income tax refund of approximately $82,000 was applied to the current year provision. During fiscal year 1994 the current provision for state taxes was reduced by the utilization of approximately $1,300,000 of net operating loss carryforwards.

     During the fourth quarter of fiscal year 1996, the Company reevaluated the valuation allowance for its deferred tax assets. Based on this reevaluation, which considered among other items projections as to future taxable income, the Company determined that the valuation allowance should be reduced by $1,700,000 principally due to the presumed future use of federal net operating loss carryforwards. This reduction in the valuation allowance is reflected in the deferred tax benefit for fiscal year 1996.

                                  AIRSENSORS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            April 30, 1996, 1995 and 1994


4.   INCOME TAXES, continued
     -------------

     A reconciliation of income taxes computed at the federal statutory income tax rate to income taxes reported in the consolidated statements of operations is as follows:

                                          Fiscal years ended April 30,
                                          ----------------------------
                                            1996      1995      1994
                                          --------  --------  --------
  Federal statutory income tax rate         34.0%     34.0%     34.0%
  Permanent differences                      3.0       3.0       3.2
  Benefit of net operating loss
   carryforward                            (15.4)    (35.0)    (35.0)
  Change in valuation allowance            (56.5)       -         -
  State tax, net                            (3.7)      3.8       4.0
  Federal alternative minimum tax             .9       2.8       2.5
  Foreign tax                                 .5        -         -
                                          --------  --------  --------
     Effective tax rate                    (37.2%)     8.6%      8.7%
                                          ========  ========  ========

     The components of the Company's deferred tax liabilities and assets and the related valuation allowance is as follows:

                                                   Years ended April 30,
                                                --------------------------
                                                    1996          1995
                                                ------------  ------------
   Deferred tax liabilities:
      Tax over book depreciation                $  (336,000)  $  (242,000)
      Other                                        (453,000)     (269,000)
                                                ------------  ------------
                                                   (789,000)     (511,000)
   Deferred tax assets:
      Net operating loss carryforwards            2,557,000     2,986,000
      Tax credit carryforwards                    1,158,000       873,000
      Inventory reserves                            150,000       435,000
      Other provisions for estimated expenses       693,000       575,000
                                                ------------  ------------
                                                  4,558,000     4,869,000
                                                ------------  ------------
   Gross deferred tax asset                       3,769,000     4,358,000
   Valuation allowance                           (2,069,000)   (4,358,000)
                                                ------------  ------------
   Net deferred tax asset recognized            $ 1,700,000   $       -
                                                ============  ============

The valuation allowance decreased during fiscal year 1996 principally due to the use of net operating loss carryforwards in the current fiscal year and the presumed use of net operating loss carryforwards in future years.

                                  AIRSENSORS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            April 30, 1996, 1995 and 1994


4.   INCOME TAXES, continued
     -------------

     For federal income tax purposes, at April 30, 1996, the Company had net operating loss carryforwards of approximately $7,500,000 available to offset future taxable income which will expire in fiscal years 2000 through 2007. Also, the Company has a general business tax credit carryforward available for federal income tax purposes of approximately $950,000 which, if not utilized, will expire by fiscal year 2007. Additionally, the Company has an alternative minimum tax credit carryforward available for federal income tax purposes of approximately $208,000 which does not expire for tax reporting purposes.

5.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

     (a)  Leases
          ------

     The Company has certain noncancelable operating leases for facilities and equipment, and noncancelable capital leases for machinery, equipment and motor vehicles. Future minimum lease commitments under noncancelable leases are as follows:
                                              Lease Obligations
                                           -----------------------
      Fiscal years ending April 30,         Capital      Operating
      -----------------------------        ----------   ----------
      1997                                 $  445,954   $  697,238
      1998                                    431,742      658,901
      1999                                    421,398      614,924
      2000                                    373,479      182,834
      2001                                    118,592       65,338
                                           ----------   ----------
     Total minimum lease payments           1,791,165   $2,219,235
                                                        ==========
     Less imputed interest                    304,240
                                           ----------
     Present value of future minimum
       lease payments                       1,486,925
     Less current portion                     325,805
                                           ----------
     Long-term capital lease obligation    $1,161,120
                                           ==========

     Total rental expense under the operating leases for the fiscal years ended April 30, 1996, 1995 and 1994 was $631,724, $556,990 and $525,242,
respectively. IMPCO currently leases a facility in Cerritos, California at an annual cost of approximately $460,000. The facility lease is a non-cancelable operating lease ending May 1999, with two five-year renewable options. Media leases a facility in Rijswijk, Holland at an annual cost of approximately 200,000 Dutch Guilders (U.S. $120,000). The facility lease is a non-cancelable operating lease ending October 31, 2000, with a five-year renewal option.

                                  AIRSENSORS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            April 30, 1996, 1995 and 1994


5.   COMMITMENTS AND CONTINGENCIES, continued
     ------------------------------
     (a)  Leases, continued
          -------

     During fiscal year 1996, IMPCO increased its $2,600,000 capital lease facility to $3,500,000 to finance acquisitions of equipment such as machinery, dies, molds and patterns, office furniture and fixtures and motor vehicles. At April 30, 1996 and 1995, respectively, approximately $1,387,000 and $951,000 had been borrowed under the capital lease facility.

     (b)  Contingencies
          -------------

     The Company is currently subject to certain legal proceedings and claims arising in the ordinary course of business. Based on discussions with legal counsel, management does not believe that the outcome of any of these matters will have a materially adverse effect on the Company's consolidated financial statements.

6.   STOCKHOLDERS' EQUITY
     --------------------
     (a)  1993 Series 1 Preferred Stock
          -----------------------------

     The holders of the Company's 1993 Series 1 Preferred Stock (1993 Preferred) are entitled to receive annual cumulative dividends of up to $105 per share and not less than $80 per share ($103 per share at April 30, 1996). The dividend rate which is adjusted on the first day of each calendar quarter, is based on the Seattle-First National Bank prime rate of interest plus 1.5% (assuming a deemed principal value of $1,000 per share). Holders of 1993 Preferred are entitled to vote on all matters brought before the common stockholders and have the number of votes equal to the number of full shares of common stock into which the 1993 Preferred could then be converted.

     The 1993 Preferred is convertible into common stock at the option of the holders by dividing the then conversion price into its liquidation value of $1,000 for each share being converted. At April 30, 1996, the conversion price was $5.30 per share. The conversion price decreases if additional shares of common stock are issued for a consideration per share less than the then conversion price.

                                  AIRSENSORS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            April 30, 1996, 1995 and 1994


6.   STOCKHOLDERS' EQUITY, continued
     ---------------------
     (a)  1993 Series 1 Preferred Stock, continued
          ------------------------------

     Each share of 1993 Preferred automatically converts into shares of common stock upon the Company reporting audited consolidated net earnings of $5,000,000 for a fiscal year, or upon the closing of an underwritten public offering of the Company's common stock in which the Company realizes gross proceeds of $10,000,000 or more and the public offering price is at least $12.00 per share, provided that all dividends in arrears are paid and the obligation of the underwriters is that all offered shares must be purchased. Commencing March 31, 1999, the Company has the right to convert the 1993 Preferred to common stock if the average market price for the common stock for the immediately preceding 30 trading days equals or exceeds the conversion price then in effect and the Company pays all accrued dividends.

     (b)  Warrants to purchase common stock
          ---------------------------------

     During fiscal year 1993, 1,725,000 common stock purchase warrants (1993 Warrants) were issued in a public offering. Two 1993 Warrants entitle the holder to purchase one share of the Company's common stock for $7.50. Effective November 3, 1995, the Company voluntarily extended the expiration date of the 1993 Warrants from March 10, 1996 to March 7, 1997. The holders of 1993 Warrants are not entitled to vote, to receive dividends or to exercise any of the rights of stockholders for any purpose. The 1993 Warrants contain registration rights and antidilutive clauses. The Company has the right, at its discretion, to call all of the 1993 Warrants for redemption on 45 days prior written notice at a redemption price of $0.10 per warrant if (i) the closing bid price of the Company's common stock exceeds the warrant exercise price by at least 50% during a period of at least 20 of the 30 trading days immediately preceding the notice of redemption and (ii) the Company has in effect a current registration statement covering the common stock issuable upon exercise of the warrants. If the Company elects to exercise its redemption right, holders of warrants may either exercise their warrants within 45 days or tender their warrants to the Company for redemption. At April 30, 1996, 1,720,300, warrants of this type were outstanding.

                                  AIRSENSORS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            April 30, 1996, 1995 and 1994


6.   STOCKHOLDERS' EQUITY, continued
     ---------------------
     (b)  Warrants to purchase common stock, continued
          ----------------------------------

     In connection with the 1993 public offering, the Company issued two types of warrants to the underwriter. One entitles the holders to purchase up to 150,000 shares of the Company's common stock at a purchase price of $6.25 per share at any time prior to March 10, 1998. These warrants provide certain registration rights and contain antidilutive clauses. The other entitles the holders to purchase up to 150,000 common stock purchase warrants at a purchase price of $0.001 per warrant. Two of these common stock purchase warrants entitle the holders to purchase one share of the Company's common stock for $7.50 any time prior to March 10, 1998. Except for the expiration date, these warrants have the same rights and restrictions as the 1993 Warrants. At April 30, 1996, all of these warrants were outstanding.

     At April 30, 1996, the Company also had the following outstanding warrants which entitled the holders to purchase the Company's common stock at various specified prices for each outstanding warrant. The following table sets forth the expiration dates, number of warrants and the respective exercise prices of these warrants.

         Expiration            Number
            date             of warrants     Exercise price
        -------------        -----------     --------------
         Fiscal 1997            80,321            $7.47
         Fiscal 1998           166,667            $4.50

Of the 246,988 outstanding warrants, 80,321 provide for certain registration rights. The Company had 246,988 and 258,191 outstanding warrants of this type as of April 30, 1995 and 1994, respectively. These warrants have certain antidilutive clauses.

                                  AIRSENSORS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            April 30, 1996, 1995 and 1994


6.   STOCKHOLDERS' EQUITY, continued
     ---------------------
     (c)  Stock options
          -------------

     As of April 30, 1996, 1995 and 1994, the Company had outstanding stock options of 841,303, 798,335, and 718,360, respectively, to purchase shares of common stock.

     During fiscal year 1994, the Company adopted the 1993 Stock Option Plan for Nonemployee Directors. Options for up to 350,000 shares of the Company's common stock may be issued to members of the Company's Board of Directors who are not and have not been employees of the Company within three years prior to the date of the grant of an option. Options are not assignable and generally vest cumulatively at the rate of 25% per year, commencing twelve months following the date of grant. The option exercise price per share is the higher of (i) the average of the fair market values for the fifteen trading days immediately following the date of grant or (ii) the market value on the fifteenth trading day immediately following the date of grant.
Further information relating to this plan is as follows:

 1993 Stock Option Plan for Nonemployee Directors
 ------------------------------------------------
                                              Fiscal year ended April 30,
                                            -------------------------------
                           Option price
                            per share         1996       1995       1994
                         ---------------    ---------  ---------  ---------
  Beginning balance      $8.93 to $11.78     220,000    180,000        -
  Granted                $8.64 to $11.78      70,000     40,000    180,000
  Relinquished               $11.78          (20,000)       -          -
                                           ---------  ---------  ---------
  Ending balance         $8.64 to $11.78     270,000    220,000    180,000
                                           =========  =========  =========

Exerciseable at April 30                    200,000    180,000    180,000
                                           =========  =========  =========

     During fiscal year 1992, the Company adopted the 1991 Executive Stock Option Plan, under which three executive officers were granted Series A and Series B options. These options may be exercised at any time through November 6, 2001, are not assignable, and may be exercised whether or not the optionee is an employee at the time of exercise. The Series B options were granted in exchange for the termination of certain executive officers rights in the 1989 phantom stock pool. Further information relating to this Plan is as follows:

                                  AIRSENSORS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            April 30, 1996, 1995 and 1994


6.   STOCKHOLDERS' EQUITY, continued
     ---------------------
     (c)  Stock options, continued
          --------------

                                             Fiscal year ended April 30,
                                           -------------------------------
SERIES A OPTIONS          Option price
- ----------------            per share         1996       1995       1994
                         ---------------   ---------  ---------  ---------
  Beginning balance          $ 3.89         126,668    141,668    166,668
  Relinquished               $ 3.89             -          -      (25,000)
  Exercised                  $ 3.89             -      (15,000)       -
                                           ---------  ---------  ---------
  Ending balance             $ 3.89         126,668    126,668    141,668
                                           =========  =========  =========

  Exerciseable at April 30                  126,668    126,668    141,668
                                           =========  =========  =========

SERIES B OPTIONS
- ----------------

  Outstanding                $ 0.06          96,900     96,900     96,900
                                           =========  =========  =========
  Exerciseable at April 30                   96,900     96,900     96,900
                                           =========  =========  =========


     Under the Company's 1989 Incentive Stock Option Plan, up to 500,000 options may be issued. Options generally vest at the rate of 25% per year, cumulatively, beginning on the first anniversary of the date of grant. Further information relating to the 1989 Incentive Stock Option Plan is as follows:
                                              Fiscal year ended April 30,
                                            -------------------------------
                           Option price
                            per share         1996       1995       1994
                         ---------------    ---------  ---------  ---------
  Beginning balance      $5.25 to $15.00     354,767    299,792    205,000
  Granted                $5.25 to $15.00      25,000    133,000    206,655
  Exercised              $6.00 to $ 7.31     (13,198)   (47,422)   (90,641)
  Relinquished           $6.00 to $10.38     (18,834)   (30,603)   (21,222)
                                            ---------  ---------  ---------
  Ending balance         $5.25 to $15.00     347,735    354,767    299,792
                                            =========  =========  =========

  Exerciseable at April 30                   153,321     97,272     91,449
                                            =========  =========  =========

  Shares available for future grant            1,004      7,170    109,567
                                            =========  =========  =========

                                  AIRSENSORS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            April 30, 1996, 1995 and 1994


7.   REVENUES
     --------

     During fiscal year 1996, the Media subsidiary accounted for approximately eleven percent of total consolidated revenues and contract revenue accounted for approximately six percent (see Note 9). During fiscal years 1996 and 1995, no single customer exceeded 10% of consolidated revenues. During fiscal year 1994, the Company entered into a contract with a customer that accounted for 11% of the Company's consolidated revenue in that year.

     The Company routinely sells products to a broad base of customers, which includes distributors and original equipment manufacturers. Based on the nature of these customers, credit is generally granted without collateral being required. Management does not anticipate that a significant credit risk exists as a result of these customer relationships.

8.   GEOGRAPHIC DATA
     ---------------

     The Company has a U.S. based operating subsidiary (IMPCO) and a foreign based operating subsidiary in Holland (Media). Transfers between geographic areas include inter-company sales which are eliminated in consolidation. Operating income is total revenue less operating expenses, excluding finance charges and taxes. Information concerning the Company's geographic areas of operation in fiscal year 1996 is as follows (dollars in thousands):

                                 Fiscal year ended April 30, 1996
                      ------------------------------------------------------
                      United States    Europe     Eliminations  Consolidated
                      ------------  ------------  ------------  ------------
Sales to unaffi-
  liated customers     $   45,974    $    5,601    $      -      $   51,575
Transfers between
  geographic areas          1,579           -          (1,579)          -
                      ------------  ------------  ------------  ------------
Total revenue              47,553         5,601        (1,579)       51,575
                      ============  ============  ============  ============
Operating income            3,104         1,037            (9)        4,132
                      ============  ============  ============  ============

Identifiable assets,
  at April 30, 1996        31,518         6,373          (163)       37,728
                      ============  ============  ============  ============


Export sales from the corporation's United States operations to unaffiliated customers were as follows (dollars in thousands):

                             1996         1995         1994
                          ----------   ----------   ----------
     Canada               $   1,659    $   1,963    $   1,849
     Pacific Rim              4,966        4,635        5,461
     Europe                   2,529        3,092        2,185
     Latin America            3,779        2,844          -

                                  AIRSENSORS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            April 30, 1996, 1995 and 1994


8.   GEOGRAPHIC DATA, continued
     ----------------

During fiscal year 1994, the Company entered into a contract with a customer that accounted for 11% of the Company's consolidated revenuein that year. Product sales by application are presented in Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report.

9.   CONTRACT REVENUE
     ----------------

     In August 1995, the Company extended its original 1993 two year fixed-price contract with General Motors Corporation (GM) to develop, manufacture and install compressed natural gas engine management systems (CNG systems). Under the terms of the contract, IMPCO is engineering, testing and validating CNG systems for certain 1997 and 1998 model year car and truck platforms in
compliance with GM's specifications.   To date, no product sales have
occurred under this contract and GM is not obligated to take delivery or install CNG systems on a minimum number of vehicles.

      Revenues for development efforts are principally recognized by the percentage of completion method and principally related to contracts with GM. During fiscal year 1996, 1995, and 1994 GM contract revenues comprised 4%, 2% and 11% of the Company's total revenues, respectively. Operating income earned on the GM development contract during fiscal year 1996, 1995 and 1994 was approximately $155,000, $90,000 and $500,000, respectively, after deducting an allocation for selling, general and administrative costs.

10.  PURCHASES
     ---------

     During fiscal years 1996, 1995 and 1994, purchases from one vendor constituted approximately 20%, 28% and 28% of consolidated net inventory purchases, respectively. In fiscal year 1996, 10 suppliers accounted for approximately 54% of raw material purchases.

                                  AIRSENSORS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            April 30, 1996, 1995 and 1994


11.  SUPPLEMENTARY CASH FLOW INFORMATION
     -----------------------------------

     During fiscal years 1996, 1995 and 1994 the following non-cash transactions were effected and are not reflected in the Consolidated Statements of Cash Flows:

     a) The Company exchanged accrued liabilities of $157,500 for common stock or common stock options in 1994.

     b) The Company incurred capital lease obligations of $700,094, $950,782 and $71,240, respectively.

     c) Pursuant to the Media acquisition an outstanding debt obligation of 1,279,000 Dutch Guilders (U.S. $766,000), was converted into a term loan during fiscal year 1996.

     d) Interest and taxes paid during fiscal year 1996, 1995, and 1994 are as follows:

                                   Fiscal year ended April 30,
                                --------------------------------
                                  1996        1995        1994
                                --------    --------    --------
       Interest paid            $435,553    $194,520    $224,198
       Taxes paid                110,000     176,140     182,125

                                  AIRSENSORS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            April 30, 1996, 1995 and 1994


12.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
     -------------------------------------------

     A summary of the unaudited quarterly results of operations follows (in thousands, except per share amounts):

Fiscal year 1996                   July 31    Oct. 31    Jan. 31    Apr. 30
                                  ---------  ---------  ---------  ---------
  Product sales                   $ 11,796   $ 10,402   $ 12,116   $ 14,173
  Contract revenue                     341        982      1,010        754
  Total revenue                     12,137     11,384     13,126     14,927
  Cost of sales                      7,611      7,105      8,302(2)   8,993
  Research and
    development expense              1,780      2,016      1,726      1,649
  Net income                           739        666        543      2,723(1)
  Net income per share:
    Primary                            .10        .09        .07        .40
    Fully diluted                      .10        .09        .07        .36

  --------------------------------
  (1) Includes an income tax benefit of $1,700,000, due to the reduction in the valuation allowance for deferred tax assets, or $.25 per share.
  (2)  Includes a net product warranty charge of approximately $217,000.


Fiscal year 1995:

  Product sales                   $ 10,102    $ 10,670  $ 11,727   $ 11,209
  Contract revenue                     241         280       167        836
  Total revenue                     10,343      10,950    11,893     12,045
  Cost of sales                      6,577       7,128     7,827      7,593
  Research and
    development expense              1,436       1,339     1,509      1,913
  Net income                           623         723       807        815
  Net income per share:
    Primary                            .08         .09       .11        .11
    Fully diluted                      .08         .09       .11        .11

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS
     -----------------------------------

     The following assumption was used by the Company in estimating its fair value disclosures for long-term debt as defined by the Financial Accounting Standards Board (FASB) Statement No. 107, "Disclosure about Fair Value of Financial Instruments." The fair value of the Company's long-term debt approximates its fair value since the interest rates on the debt are reset at intervals not to exceed twelve months.

                                  AIRSENSORS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            April 30, 1996, 1995 and 1994


14.  SUBSEQUENT EVENTS (UNAUDITED)
     -----------------------------

     In the first quarter of fiscal year 1997, the Company acquired certain assets of Ateco Automotive Pty. Ltd. (Ateco), a private company in Australia, for a purchase price of approximately $6,532,000. The purchase price was primarily financed through and additional $4,000,000 of term loans provided by Bank of America and its Sydney, Australia branch and forgiveness of accounts receivable due to IMPCO from Ateco, totaling $1,852,000. Ateco Automotive Pty. Ltd. has distributed IMPCO's gaseous fuel carburetion systems, components and related devices for use in internal combustion engines since 1969. Ateco serviced the Australian marketplace from its offices in Melbourne. Management estimates the annual sales volume to be approximately $8,500,000. In connection with the purchase the Company renegotiated its debt arrangements and debt facility with Bank of America.

                                  AIRSENSORS, INC.
                          SCHEDULE II - VALUATION ACCOUNTS


                                             Additions
                                              charged
                                 Balance at  (credited)  Write-offs   Balance
                                 beginning   to costs &  and other   at end of
                                 of period    expenses   adjustments   period
                                 ----------  ----------  ----------  ----------
Allowance for doubtful accounts
  for the years ended:
    April 30, 1996               $ 153,802   $  13,000   ($   1,480) $ 165,322
    April 30, 1995                 143,802      10,000          -      153,802
    April 30, 1994                 147,222      12,000      (15,420)   143,802

Inventory valuation reserve
  for the years ended:
    April 30, 1996               1,280,000     237,151    (906,636)    610,515
    April 30, 1995                 994,489     308,319     (22,808)  1,280,000
    April 30, 1994                 931,360      70,257      (7,128)    994,489

Warranty reserve
  for the years ended:
    April 30, 1996                 217,123     627,978    (375,462)    469,639
    April 30, 1995                 173,923      58,000     (14,800)    217,123
    April 30, 1994                 194,754      19,169     (40,000)    173,923

Product liability reserve
  for the years ended:
    April 30, 1996                 234,489         -       (77,641)    156,848
    April 30, 1995                 178,768     131,936     (76,215)    234,489
    April 30, 1994                  71,368     117,400     (10,000)    178,768