Form 10-K/A
period 1996-04-30
AIRSENSORS INC
filed 1996-08-28
CIK 790708

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

      Registrant's telephone number, including area code: (310)860-6666

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

                         5,683,190 shares of Common Stock

                       Documents incorporated by reference:

                                   See Item 14

     Part III (Items 10, 11, 12 and 13) is hereby added to registrant's Form 10-K filed on July 29, 1996.

                                    PART III
                                    --------

ITEM 10  -     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information concerning the executive officers and directors of the Company as of April 30, 1996:

Name                          Age       Position with Company
- ----                          ---       ---------------------
Robert M. Stemmler (3)........60        President, Chief Executive
                                         Officer and Director

Thomas M. Costales............49        Treasurer
                                         and Chief Financial Officer

Dale L. Rasmussen.............46        Senior Vice President
                                         and Secretary

Edward E. Elsner..............48        Vice President of Operations

David H. Smith ...............56        Vice President Research
                                         and Technology

Rawley F. Taplett (2).........75        Chairman of the Board
                                         and Director

Edwin J. Schneebeck (1).......84        Vice Chairman of the Board
                                         and Director

Peter B. Bensigner (2)........60        Director

Norman L. Bryan (1)...........55        Director

V. Robert Colton (3)..........66        Director

Don J. Simplot (1)............61        Director

Douglas W. Toms (2)...........66        Director

- -------------------------

(1)  Term as Board of Director member expires 1996.
(2)  Term as Board of Director member expires 1997.
(3)  Term as Board of Director member expires 1998.

      The Board of Directors is divided into three classes, each consisting of three Directors, with the three classes serving staggered three-year terms. The executive officers are elected annually by the Board of Directors and serve at the pleasure of the Board of Directors.

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

     THOMAS M. COSTALES has been the Treasurer and Chief Financial Officer of the Company since March 1995. From September 1993 until joining the Company, he was Vice President and Controller of the Omnifax division of Danka Industries, Inc. He held a similar position with Omnifax's predecessor, Telautograph Corporation, from 1987 until it was acquired by Danka Industries.

     DALE L. RASMUSSEN has been Senior Vice President and Secretary since June 1989. He joined the Company in 1984 as Vice President of Finance and Administration.

     EDWARD E. ELSNER has been Vice President of Operations of AirSensors since June 1989 and Vice President of Operations of IMPCO since October 1985.

     DAVID H. SMITH has been Vice President of Research and Technology since May 1993, and from 1988 until becoming a Vice President, was the Company's Director of Research and Development.

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

     PETER B. BENSINGER has been a Director since March 1995. He has been the President and CEO of Bensinger, Dupont & Associates, a consulting firm providing consulting, training and employee assistance programs, since 1982. Mr. Bensinger served as Administrator of the U.S. Drug Enforcement Administration from January 1976 to July 1981. Mr. Bensigner is the son-in-law of Edwin J. Schneebeck.

     NORMAN L. BRYAN has been a Director of the Company since November 1993 and is currently an independent consultant in Strategic Planning and Business Development. He was employed by Pacific Gas and Electric Company for a number of years prior to his retirement in 1994. At PG&E, Mr. Bryan was Vice President, Marketing from February 1993 until December 1994, and was Vice President, Clean Air Vehicles from February 1991 to February 1993.

     V. ROBERT COLTON has been a Director of the Company since March 1989. Mr. Colton is a retired dentist and has engaged in real estate investments and development activities for a number of years.

     DON J. SIMPLOT has been a Director of the Company since May 1978. He is the President of Simplot Industries, Inc., which is engaged in agricultural enterprises, and a Vice President of J.R. Simplot Company, which is also engaged in agricultural enterprises. Mr. Simplot is a Director of Micron Technology, Inc., a designer and manufacturer of semiconductor memory components primarily used in various computer applications.

     DOUGLAS W. TOMS is the Chairman of the Executive Committee and has been a Director of the Company since October 1980. He served as President and Chief Executive Officer of the Company from October 1980 to April 1989. Since April 1989, Mr. Toms has been a consultant to American Honda Motor Company, Inc.


                        Section 16(a) Reporting

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company or advice that no filings were required, during fiscal year 1996 all officers, directors and greater than 10% beneficial owners were in compliance with the Section 16(a) filing requirements, except that: Peter B. Bensinger, Norman L. Bryan, V. Robert Colton, Edwin J. Schneebeck, Timothy J. Schneebeck, Robert M. Stemmler and Douglas W. Toms each filed one Form 4 late; Don J. Simplot filed two Form 4's late; and Rawley F. Taplett filed five Form 4's late.

ITEM 11  -  EXECUTIVE COMPENSATION

     The following table sets forth certain information regarding compensation paid during each of the Company's last three fiscal years to the Company's chief executive officer and each of the Company's other executive officers who were serving at the end of fiscal year 1996.

                           SUMMARY COMPENSATION TABLE

                                                    LONG-TERM
                                                   COMPENSATION
                              ANNUAL COMPENSATION     AWARDS
                              -------------------  ------------
                                                    SECURITIES
                                                    UNDERLYING
NAME AND               FISCAL   SALARY     BONUS      OPTIONS      ALL OTHER
PRINCIPAL POSITION      YEAR    ($)(1)      ($)     (IN SHARES)   COMPENSATION
- -------------------     ----   --------   -------   ------------  ------------
Robert M. Stemmler(2)   1996   $198,000   $61,500     20,000(2)     $25,878(3)
 President and Chief    1995    170,083    53,625     50,000(2)      25,872
 Executive Officer      1994    145,417    50,000     70,000(2)      20,786

Dale L. Rasmussen       1996   $ 93,416   $13,000        -0-        $14,865(4)
 Senior Vice President  1995     89,083    15,000        -0-         15,122
 and Secretary          1994     85,000    17,000        -0-         16,341

Thomas M. Costales(5)   1996   $101,755   $17,300        -0-        $15,249(6)
 Treasurer and Chief    1995     16,667     3,000     12,000(2)       2,000
 Financial Officer

David H. Smith          1996   $ 93,416   $13,000        -0-        $14,953(7)
 Vice President of      1995     92,000    15,000        -0-         14,324
 Research               1994     92,000    16,000        -0-         11,924

Edward E. Elsner        1996   $ 96,045   $16,500        -0-        $17,393(8)
 Vice President of      1995     90,000    24,000        -0-         16,918
 Operations             1994     85,000    18,000        -0-         16,656

- -------------------------

(1)  Includes amounts deferred by executive officers pursuant to the IMPCO
     Employee Savings Plan.

(2)  Options under Incentive Stock Option Plan.

(3) Group term life insurance premium of $11,061, Christmas bonus of $1,000, automobile allowance of $12,000 and Company's contribution of $1,817 pursuant to the IMPCO Employee Savings Plan.

(4)  Company's contribution of $1,865 pursuant to the IMPCO Employee Savings
     Plan, Christmas bonus of $1,000 and automobile allowance of $12,000.

(5) Mr. Costales became the Company's Treasurer and Chie Financial Officer in March 1995.

(6) Group term life insurance premium of $1,913, Company's contribution of $336 pursuant to the IMPCO Employee Savings Plan, Christmas bonus of
     $1,000 and automobile allowance of $12,000.


(7) Group term life insurance premium of $38, Company's contribution of $1,915 pursuant to the IMPCO Employee Savings Plan, Christmas bonus of
     $1,000 and automobile allowance of $12,000.

(8) Group life insurance premium of $2,475, Company' contribution of $1,918 to the IMPCO Employee Savings Plan, Christmas bonus of $1,000 and automobile allowance of $12,000.

                       OPTIONS GRANTED IN FISCAL YEAR 1996

     The following table provides information with respect to options granted during the last fiscal year.

                                          INDIVIDUAL GRANTS
                      -------------------------------------------------------
                      NUMBER OF      % OF TOTAL
                      SECURITIES      OPTIONS
                      UNDERLYING     GRANTED TO       EXERCISE
                       OPTIONS        EMPLOYEES       PRICE PER    EXPIRATION
NAME                  GRANTED(1)    IN FISCAL YEAR      SHARE         DATE
- -------------------   ----------    --------------    ---------    ----------
Robert M. Stemmler      20,000             80%            $8.38      1/11/06
Dale L. Rasmussen         -0-              -0-              -0-         -
Thomas M. Costales        -0-              -0-              -0-         -
Edward Elsner             -0-              -0-              -0-         -
David H. Smith            -0-              -0-              -0-         -

                                 POTENTIAL REALIZABLE
                               VALUE AT ASSUMED ANNUAL
                                 RATES OF STOCK PRICE
                            APPRECIATION FOR OPTION TERM (2)
                           ---------------------------------
NAME                               5%            10%
- -------------------             --------      --------
Robert M. Stemmler              $105,406      $267,112
Dale L. Rasmussen                  -0-           -0-
Thomas M. Costales                 -0-           -0-
Edward Elsner                      -0-           -0-
David H. Smith                     -0-           -0-

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

 (2) Based on ten-year option term and annual compounding at rates shown. The dollar amounts under these columns are the results of calculations at the 5% and 10% rates set by the Securities and Exchange Commission and, therefore, are not intended to forecast possible future appreciation, if any, of the Common Stock. No gain to optionees is possible without stock price appreciation, which will benefit all stockholders on a commensurate basis.


               AGGREGATED OPTION EXERCISES DURING FISCAL YEAR 1996
                                       AND
                          FISCAL YEAR-END OPTION VALUES

     The following table provides information with respect to exercise of options during the last fiscal year and value of unexercised options at the end of fiscal year 1996.

                                            NUMBER OF            VALUE OF
                                           UNEXERCISED          UNEXERCISED
                                             OPTIONS            IN-THE-MONEY
                     SHARES              (IN SHARES) AT          OPTIONS AT
                    ACQUIRED             FISCAL YEAR-END     FISCAL YEAR-END(1)
                       ON      VALUE    ------------------   ------------------
                    EXERCISE  REALIZED     EXERCISABLE/         EXERCISABLE/
NAME                   (#)       ($)      UNEXERCISABLE        UNEXERCISABLE
- ------------------  --------  --------  ------------------   ------------------
Robert M. Stemmler     -0-       -0-      47,500/92,500(2)     $ 62,600/62,600

Dale L. Rasmussen      -0-       -0-      77,714/  -0- (3)     $370,412/  -0-

Thomas M. Costales     -0-       -0-       3,000/9,000 (2)        -0-  /  -0-

Edward Elsner          -0-       -0-       -0-  /  -0-            -0-  /  -0-

David H. Smith         -0-       -0-       -0-  /  -0-            -0-  /  -0-

- -------------------------

(1) Calculated by determining the difference between the fair market value of the Common Stock underlying the options on April 30, 1996 ($8.38) and the exercise price of the options.

(2)  Options under Incentive Stock Option Plan.

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

     A total of 270,000 options have been granted to Directors under the 1993 Stock Option Plan for nonemployee Directors. These options are held by Messrs. Bensinger, Bryan, Colton, Schneebeck, Simplot, Taplett and Toms, all of whom are nonemployee Directors, and one retired nonemployee Director. 80,000 options were available for future grants as of April 30, 1996.
Option exercise prices are the higher of (i) the average market value of the stock for the 15 trading days following the date of grant and (ii) the market value on the fifteenth trading day following the date of grant. Options are not assignable and vest cumulatively at the rate of 25% annually, beginning on the first anniversary date of grant. However, if a Director dies, becomes disabled or retires at age 62 or later, then options vest at the rate of 25% for each full calendar year in which optionee served as a Director of the Company. Options must be exercised while a Director or within three months following termination as Director, unless termination results from death or disability, in which case options may be exercised during the one-year period following termination. In no event may options be exercised more than ten years after date of grant.

                               EMPLOYMENT AGREEMENTS

     The Company entered into an Employment Agreement with Robert M.
Stemmler which provides for three consecutive twelve month periods of employment as the President and Chief Executive Officer, commencing
April 1, 1995. It is subject to certain termination events, which include Mr. Stemmler's resignation and the Company's right to terminate him with or without cause upon payment of a lump sum equal to 100% in the first term and 75% in the second and third terms, respectively, of base salary, plus certain incentive compensation and payment of benefits for a period following termination. The Employment Agreement requires payment of an annual base salary of $195,000, payment of incentive compensation under the Company's Bonus Incentive Plan and a special one-time bonus of $20,000 which was paid at the commencement of the Employment Agreement.

                         COMPENSATION COMMITTEE REPORT
                           ON EXECUTIVE COMPENSATION

     The following report on executive compensation is furnished by the Board of Directors. In fiscal year 1996, as in prior years, the nonmanagement members of the Board of Directors determined the compensation to be paid to the executive officers. An Employment Agreement with Robert M. Stemmler was in effect during the fiscal year. See "Employment Agreements."

                        FISCAL YEAR 1996 COMPENSATION

                             COMPENSATION PHILOSOPHY

     Compensation of the executive officers is designed to link compensation directly to the Company's growth and financial performance. Compensation consists of base compensation, a Bonus Incentive Plan and options under an Incentive Stock Option Plan. The objective of these three elements, taken together, is to provide reasonable base compensation and to retain, recognize and reward superior performance. The compensation philosophy also ensures that the Company provides a comprehensive compensation package that is competitive in the marketplace.

                            BONUS INCENTIVE PLAN

     The Company has a Bonus Incentive Plan which includes a bonus incentive plan for the chief executive officer and a bonus incentive pool for the executive officers and staff. These bonus plans have two components: A "revenue portion" which is based upon the percentage increase of the Company's gross revenues to the extent gross revenues exceed 110% of the prior fiscal year gross revenues, and an "earnings before interest and taxes (EBIT) portion" which is based upon the incremental growth in EBIT over the prior fiscal year. The minimum bonus payable to the chief executive officer is 1.5% of the current fiscal year's EBIT and the maximum bonus is 75% of current salary. The minimum bonus pool for the other executive officers and staff is 4% of the current fiscal year's EBIT and the maximum bonus pool is 50% of their current aggregate salaries.

                          DEFERRED COMPENSATION PLAN

     The Board of Directors has adopted a Deferred Compensation Plan to provide a select group of management or highly compensated employees and Directors with the opportunity to participate in a deferred compensation program. Under the Plan, participants may defer up to 100% of their base compensation and bonuses earned. The Company is required to make certain matching contributions, a portion of which is to be in the form of options to purchase the Company's common stock granted from the 1996 Incentive Stock Option Plan and a portion in shares of the Company's common stock, subject to vesting provisions. The options are to be granted on the first day of each calendar year during which the Company's common stock is traded and the exercise price for such options shall be equal to the closing price on the Nasdaq National Market or such stock exchange on the first trading day of such calendar year. The plan is not qualified under Section 401 of the Internal Revenue Code. The Company will pay participants in the program, upon retirement or termination of employment, an amount equal to the amount of deferred compensation plus investment returns and vested shares of the Company's common stock.

                               CEO COMPENSATION

     Robert M. Stemmler served as chief executive officer pursuant to an Employment Agreement which was effective April 1, 1995. Pursuant to the Employment Agreement, he was paid a base salary at an annual rate of $195,000. In addition to the base salary, Mr. Stemmler is eligible for an annual cash bonus under the Bonus Incentive Plan.

     Mr. Stemmler's bonus for fiscal year 1996 was the minimum bonus payable under the Bonus Incentive Plan. As longer term compensation, options were granted to purchase 20,000 shares of common stock under the Incentive Stock Option Plan. The options were intended to induce Mr. Stemmler's continued employment, allow him to participate in the ownership of the Company, and provide further long-term incentive to advance the interest of the Company and increase the value of the Company's stock.


                            OTHER EXECUTIVE OFFICERS

     In reviewing and approving base salaries for the executive officers, the Compensation Committee relies on independent industry surveys to assess the Company's salary competitiveness and salary range for each position. Base salary is based upon individual performance, experience, competitive pay practices and level of responsibilities. Base salaries in fiscal year 1996 reflected the Committee's determination of compensation levels required to remain competitive, given each executive officer's performance, the Company's performance and the competitive environment for executive talent. The purpose of Stock Options are to induce selected, key employees of the Corporation and its subsidiaries to remain employed with the Corporation, to participate in the ownership of the Corporation, to advance the interest of the Corporation and to increase the value of the Corporation's Common Stock. In fiscal year 1996, the executive officers' bonuses under the Bonus Incentive Plan were at the minimum level payable under the Plan.

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


EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPH


          Value at                                   Trucking &
          April 30,    AirSensors      Nasdaq      Transportation
         ----------    ----------     --------     --------------
            1991         100.0          100.0          100.0
            1992          83.3          121.2          133.9
            1993         113.9          139.4          150.1
            1994         236.1          155.1          170.0
            1995         188.9          180.4          170.0
            1996         186.1          257.1          201.6

ITEM 12  -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                  COMMON STOCK

     The following table sets forth information as of July 31, 1996, with respect to all stockholders known by the Company to be the beneficial owners of more than 5% of the outstanding Common Stock. Except as otherwise specified, each named beneficial owner has sole voting and investment power with respect to the shares set forth opposite his or her name.


     NAME AND ADDRESS          AMOUNT AND NATURE OF        PERCENT
    OF BENEFICIAL OWNER        BENEFICIAL OWNERSHIP        OF CLASS
    -----------------          ---------------------       --------
     Edwin J. Schneebeck           1,811,385 (1),(2)         28.52%
      P.O. Box 5245
      Tacoma, WA  98405

     Rawley F. Taplett               615,340 (3)             10.42%
      P.O. Box 2188
      Wenatchee, WA  98801

     Timothy J. Schneebeck           441,601 (4)             7.77%
      P.O. Box 5245
      Tacoma, WA  98405

     Mary Chichester                 356,644 (5)             6.09%
      714 East 48th Street
      Tacoma, WA  98404

     -------------------------

     (1) Includes 50,000 shares subject to options under the Directors Stock Option Plan and 613,671 shares subject to conversion rights under 3,250 shares of 1993 Series 1 Preferred Stock.

     (2) Includes 441,601 shares owned by Timothy J. Schneebeck subject to a power of attorney held by Edwin J. Schneebeck.

     (3) Includes 50,000 shares subject to options under the Directors Stock Option Plan and 169,940 shares subject to conversion rights under 900 shares of 1993 Series 1 Preferred Stock.

     (4)  See footnote (2) above.

     (5) Includes 166,666 shares subject to a presently exercisable warrant.


                                 PREFERRED STOCK

     The following table sets forth information as of July 31, 1996, with respect to all stockholders known by the Company to be the beneficial owners of more than 5% of the outstanding 1993 Preferred Stock. Except as otherwise specified, each named beneficial owner has sole voting and investment power with respect to the shares set forth opposite his name.


      NAME AND ADDRESS         AMOUNT AND NATURE OF        PERCENT
    OF BENEFICIAL OWNER        BENEFICIAL OWNERSHIP        OF CLASS
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


                             OWNERSHIP OF MANAGEMENT

     The following table sets forth information as of July 31 1996, as to the number of shares of Common Stock and 1993 Preferred Stock beneficially owned by (i) each Director, (ii) the executive officers named in the Summary Compensation Table and (iii) all Directors and executive officers as a group. Except as otherwise specified, each named beneficial owner has sole voting and investment power with respect to the shares set forth opposite his name.


TITLE OF   NAME OF BENEFICIAL    AMOUNT AND NATURE OF     PERCENT
CLASS      OWNER                 BENEFICIAL OWNERSHIP     OF CLASS
- --------   ------------------    --------------------     --------
Common     Peter B. Bensigner          46,333(1)           0.81%

Common     Norman L. Bryan              5,000(1)           0.09%

Common     V. Robert Colton           146,666(2)           2.57%

Common     Thomas M. Costales           3,000(3)            .05%

Common     Edward E. Elsner              -0-                -0-

Common     Dale L. Rasmussen          188,849(4)           3.23%

Common     Edwin J. Schneebeck      1,811,385(5)          28.52%

Common     Don J. Simplot             275,741(6)           4.70%

Common     David H. Smith               3,419               .06%

Common     Robert M. Stemmler          48,089(7)           0.84%

Common     Rawley F. Taplett          615,340(8)          10.42%

Common     Douglas W. Toms            240,635(9)           4.13%

Common     All executive officers
           and directors
           as a group (12 persons)    3,384,457           47.39%

Preferred  See "Ownership of Certain
           Beneficial Owners -
           Preferred Stock" for
           ownership of 1993 Preferred
           Stock

Preferred  All executive officers
           and directors
           as a group (12 persons)        5,950           100.0%
- -------------------------

(1)  Includes 5,000 shares subject to options under the Director Stock
     Option Plan.

(2) Includes 30,000 shares subject to options under the Directors Stock Option Plan.

(3) Includes 3,000 shares subject to options under the Incentive Stock Option Plan.

(4) Includes 25,000 shares subject to options under the Incentive Stock Option Plan, 52,714 shares subject to options under the 1991 Executive Stock Option Plan and 84,970 shares subject to conversion rights under 450 shares of 1993 Series 1 Preferred Stock.

(5) Includes 50,000 shares subject to options under Directors Stock Option Plan, 613,671 shares subject to conversion rights under 3,250 shares of 1993 Series 1 Preferred Stock and 441,601 shares owned by Timothy J. Schneebeck subject to a power of attorney held by Edwin J. Schneebeck.

(6) Includes 10,000 shares subject to options under Directors Stock Option Plan and 169,940 shares subject to conversion rights under 900 shares of 1993 Series 1 Preferred Stock.

(7) Includes 48,089 shares subject to options under the Incentive Stock Option Plan.

(8) Includes 50,000 shares subject to options under Directors Stock Option Plan and 169,940 shares subject to conversion rights under 900 shares of 1993 Series 1 Preferred Stock.

(9) Includes 50,000 shares subject to options under Directors Stock Option Plan and 84,970 shares subject to conversion rights under 450 shares of 1993 Series 1 Preferred Stock.


ITEM 13  -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

SIGNATURES
- ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated August 28, 1996

                              AIRSENSORS, INC.


                              By /s/Thomas M. Costales
                                 ------------------------------
                                 Thomas M. Costales,
                                 Chief Financial Officer
                                 and Treasurer
                                 [Principal Financial Officer]