Form 10-Q
period 1996-07-31
AIRSENSORS INC
filed 1996-09-17
CIK 790708

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.   20549


                                    FORM 10-Q


/ x / Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended July 31, 1996, or

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

    Number of shares outstanding of each of the issuer's classes of common stock, as of August 31, 1996:

    5,686,848 shares of Common Stock, $.001 par value per share

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 AIRSENSORS, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                         July 31, 1996 and April 30, 1996

                                    ---------

                                      ASSETS
                                      ------
                                                   July 31,       April 30,
                                                     1996           1996
                                                 -----------    -----------
                                                 (unaudited)
Current assets:
  Cash                                           $ 1,565,094    $   811,148

  Accounts receivable                              9,499,511      9,679,317
    Less allowance for doubtful accounts             168,639        165,322
                                                 -----------    -----------
       Net accounts receivable                     9,330,872      9,513,995

  Inventories:
     Raw materials and parts                       6,216,573      6,096,292
     Work-in-process                                 882,074        930,548
     Finished goods                                6,577,895      4,411,162
                                                 -----------    -----------
       Total inventories                          13,676,542     11,438,002
  Other current assets                             2,648,851      2,815,181
                                                 -----------    -----------
       Total current assets                       27,294,851     24,578,326

Equipment and leasehold improvements:
  Dies, molds and patterns                         3,646,403      3,297,764
  Machinery and equipment                          5,297,117      5,267,529
  Office furnishings and equipment                 3,438,353      2,895,187
  Leasehold improvements                           1,968,615      1,953,131
                                                 -----------    -----------
                                                  14,350,488     13,413,611
  Less accumulated depreciation and amortization   7,314,782      6,935,878
                                                 -----------    -----------
       Net equipment and leasehold improvements    7,035,706      6,477,733

Intangibles arising from acquisitions             11,427,285      7,915,314
  Less accumulated amortization                    2,752,623      2,689,397
                                                 -----------    -----------
       Net intangibles arising from acquisition    8,674,662      5,225,917

Other assets                                       1,244,864      1,445,911
                                                 -----------    -----------
                                                 $44,176,591    $37,727,887
                                                 ===========    ===========
                              See accompanying notes.

                                 AIRSENSORS, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                         July 31, 1996 and April 30, 1996

                                   (Continued)
                                   -----------

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------


                                                   July 31,      April 30,
                                                     1996           1996
                                                 -----------    -----------
                                                 (unaudited)
Current liabilities:
  Notes payable                                  $   282,917    $   541,398
  Accounts payable                                 3,898,727      3,532,070
  Accrued payroll obligations                      1,441,577      1,701,034
  Accrued warranty obligations                       413,555        469,639
  Income taxes payable                             1,143,832        706,057
  Other accrued expenses                           1,090,029      1,598,451
  Current portion of term loans                    1,516,652        716,932
                                                 -----------    -----------
    Total current liabilities                      9,787,289      9,265,581

Line of credit                                     5,500,000      3,400,000
Term loans - Bank of America NT&SA                 4,479,700      1,435,000
Term loan - DEPA Holding B.V.                      2,717,351      2,820,640
Other long term liabilities                        1,462,784      1,167,447

Minority interest                                    453,215        383,197

Commitments and contingencies                           -              -

Stockholders' equity:
  1993 Series 1 Preferred Stock, $0.01 par value,
    5,950 shares authorized, issued and
    outstanding, $5,950,000 liquidation value      5,650,000      5,650,000
  Common stock, $.001 par value, authorized
    25,000,000 shares; 5,686,848 issued and
    outstanding at July 31, 1996
    (5,654,568 at April 30, 1996)                      5,687          5,655
  Additional paid-in capital relating to
     common stock                                 28,770,239     28,746,994
  Accumulated deficit                            (14,544,497)   (15,111,879)
  Foreign currency translation adjustment           (105,177)       (34,748)
                                                 -----------    -----------
    Total stockholders' equity                    19,776,252     19,256,022
                                                 -----------    -----------
                                                 $44,176,591    $37,727,887
                                                 ===========    ===========

                              See accompanying notes.

                                 AIRSENSORS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    Three months ended July 31, 1996 and 1995

                                    ---------

                                                  July 31,         July 31,
                                                    1996            1995
                                                -----------      ----------
Revenue:
   Product sales                                $14,179,291     $11,796,125
   Contract revenue                                 969,341         341,271
                                                -----------     -----------
      Net revenue                                15,148,632      12,137,396

Costs and expenses:
   Cost of sales                                  9,109,120       7,611,175
   Research and development expense               2,283,755       1,779,777
   Selling, general and administrative expense    2,662,911       1,832,240
                                                -----------     -----------
      Total costs and expenses                   14,055,786      11,223,192
                                                -----------     -----------
Operating income                                  1,092,846         914,204

Financing charges                                   224,179          75,960

Income before income taxes and
  minority interest in income of
  consolidated subsidiaries                         868,667         838,244

Provision for income taxes                          117,833          99,000

Minority interest in income of
  consolidated subsidiaries                          38,420             -
                                                -----------     -----------
Net income before dividends                         712,414         739,244

Dividends on preferred stock                        145,032         156,187
                                                -----------     -----------
Net income applicable to common stock           $   567,382     $   583,057
                                                ===========     ===========


Net income per share                                  $0.10           $0.10
                                                ===========     ===========

Number of shares used in per
  share calculation:                              6,757,139       6,643,119
                                                ===========     ===========

                             See accompanying notes.

                                 AIRSENSORS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    Three months ended July 31, 1996 and 1995

                                 ---------------

                                                  July 31,         July 31,
                                                    1996             1995
                                                -----------     -----------

Net cash (used in) provided by
      operating activities                      $   206,482      $1,061,578

Cash flows from investing activities:
   Payment for purchase of certain assets
     acquired from Ateco                         (4,655,142)           -
   Purchase of equipment and leasehold
     improvements                                  (505,601)       (425,823)
   Deferred software production costs                   -          (169,044)
   Other, net                                       294,462             -
                                                -----------     -----------
     Net cash (used in) investing activities     (4,866,281)       (594,867)

Cash flows from financing activities:
   Net borrowings (payments) on line of credit    2,100,000        (100,000)
   Payments on notes payable                       (258,551)       (193,944)
   Proceeds from issuance of bank term loans      3,951,375             -
   Proceeds from issuance of common stock            23,278           9,137
   Payments on term loan                           (184,422)            -
   Payments of other long-term liabilities          (72,903)        (41,613)
   Dividends on preferred stock                    (145,032)       (156,187)
                                                 -----------     -----------
     Net cash provided by (used in)
      financing activities                        5,413,745        (482,607)
                                                -----------     -----------
Net increase (decrease) in cash                     753,946         (15,896)
Cash beginning of year                              811,148          65,489
                                                -----------     -----------
Cash, end of quarter                            $ 1,565,094     $    49,593
                                                ===========     ===========

                             See accompanying notes.

                             AIRSENSORS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1996 and 1995
                              --------------

     (1) The accompanying condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's decision and analysis of financial condition and the results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1996. The results of operations for the three months ended July 31, 1996 are not necessarily indicative of the results that may be expected for the entire year ending April 30, 1997.

     (2)  Acquisition

     Effective July 1, 1996, the registrant acquired certain assets of Ateco Automotive Pty. Ltd. ("Ateco") for approximately $6,500,000. Ateco, a private company in Australia, has distributed IMPCO's gaseous fuel carburetion systems and related devices for use with internal combustion engines since 1969 through its Gas Division near Melbourne, Australia.

     In order to effectuate the transaction, IMPCO established a wholly owned subsidiary in Australia, IMPCO Technologies Pty. Limited ("IMPCO Ltd."). The acquisition of Ateco has been accounted for under the purchase method of accounting and the acquired operations have been included in the condensed consolidated financial statements since the date of acquisition. The assets acquired by IMPCO Ltd. primarily consist of receivables, inventory, equipment, a note, business goodwill, distribution rights in Australia, and a 50% interest in Ateco's sub-distributor. The amount of the consideration was determined through negotiations between Ateco and IMPCO Ltd.

     The purchase price was financed through approximately $4,000,000 of term loans provided by Bank of America NT&SA and its Sydney Australia branch. The term loans are both three-year loans with a five-year amortization schedule and interest at market rates. In addition, accounts receivables due to IMPCO by Ateco, totaling approximately $1,852,000, were also offset against the purchase price. The balance of the purchase price was paid with proceeds from IMPCO's existing line of credit with Bank of America NT&SA. The Company recognized approximately $3,601,000 of intangible assets arising from acquisition which will be amortized over 20 years. The purchase price allocation is preliminary and based on management's best estimates at the acquisition date. The tangible assets and liabilities have been recorded at their estimated fair values as the date of acquisition as follows:

     Accounts Receivable                        $   398,399
     Inventory                                    2,265,589
     Equipment                                       44,879
     Notes Receivable                               158,200
     Other Assets                                    49,930
                                                ------------
                                                $ 2,916,997

     Accrued payroll and related expenses       $    17,959
                                                ------------
Net tangible assets acquired                    $ 2,899,038
                                                ============

     The following table presents the unaudited pro forma consolidated results of operations as if the acquisition had occurred at the beginning of the period (Dollars in thousands, except for net income per share):

                                                  Three Months Ended July 31
                                                     1996          1995
                                                 ------------   ------------
Revenue                                             $ 15,947     $ 13,502
Net income applicable to common stock                    560          549
Net income per share                                $    .09    $    .09

  The proforma consolidated results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchase actually been made at the beginning of the respective period, or of results which may occur in the future.

     (3)  Debt Payable

          (a)  Bank of America

     On June 25, 1996, IMPCO entered into a new credit facility with the Bank of America by adding a $2,000,000 term loan for the acquisition of Ateco. Including the $8,000,000 revolving line of credit, the $2,050,000 term loan related to the acquisition of Media and the $3,525,000 capital lease facility, the total Bank of America credit facility is $15,575,000. The line of credit has been extended to August 31, 1998.

              (i)  Revolving Line of Credit

     The revolving line of credit carries interest, payable monthly, at a fluctuating per annum rate equal to the Bank of America reference rate (which was 8.25% on July 31, 1996). The Company may elect to have all or portions of the line bear interest at an alternative interest rate (Offshore rate which was 7.0% on July 31, 1996) agreed upon by the Bank and IMPCO for periods of not less than 30 days nor more than one year. At July 31, 1996, $3,500,000 of the outstanding line of credit balance of $5,500,000 was subject to the offshore rate. The remaining $1,500,000 was subject to the reference rate.

     The unused portion of the line of credit is subject to a commitment fee of 0.1875% per annum.

     The line of credit may be used for financing commercial letters of credit with a maximum maturity of 180 days and standby letters of credit with a maximum maturity of five years. The amount of letters of credit outstanding at any one time may not exceed $2,000,000 for commercial letters of credit and $750,000 for standby letters of credit. At July 31, 1996, $375,000 was outstanding under standby letters of credit. The maximum amount available at any one time on the revolving line of credit and the commercial letters of credit is $8,000,000.

              (ii) Term Loan for Acquisition of Technisch Bureau Media B.V. (Media)

     The term loan carries interest, payable on a monthly basis, at the Bank's reference rate (which was 8.25% at July 31, 1996). The Company may elect to have all or portions of the term loan bear interest at an alternative interest rate agreed upon by the Bank and IMPCO for periods of not less than 30 days nor more than one year. The alternative interest rate is based on the offshore rate plus 1.5%. Each alternative rate portion must be for an amount not less than $500,000 and may not include any portion of principal which is scheduled to be repaid before the last day of the applicable interest period. At July 31, 1996, the outstanding balance of $1,742,500 was subject to the offshore rate of 7.00%. The term loan is to be repaid in seventeen consecutive quarterly installments of $102,500 (principal only) commencing August 31, 1996. On August 31, 2000, the Company will repay the remaining principal balance plus any interest then due. The term loan may be prepaid, with payments applied in reverse order of maturity, in whole or in part, at any time.

              (iii) Term Loan for the Acquisition of certain assets of Ateco Automotive Pty. Ltd.

     The term loan carries interest, payable on a monthly basis, at the Bank's reference rate (which was 8.25% at July 31, 1996). The Company may elect to have all or portions of the term loan bear interest at an alternative interest rate agreed upon by the Bank and IMPCO for periods of not less than 30 days nor more than one year. The alternative interest rate is based on the offshore rate plus 2.1%. Each alternative rate portion must be for an amount not less than $500,000 and may not include any portion principal which is scheduled to be repaid before the last day of the applicable interest period. At July 31, 1996, $1,900,000 of the total outstanding balance of $2,000,000 was subject to the offshore rate of 7.73%. The remaining $100,000 balance was subject to the reference rate. The term loan is to be repaid in eleven consecutive quarterly installments of $100,000 (principal only) commencing October 31, 1996. On July 31, 1999, the Company will repay the remaining principal balance plus any interest then due. The term loan may be prepaid, with payments applied in reverse order of maturity, in whole or in part, at any time.

              (iv)  Loan Covenants and Collateral

     The Bank of America credit facility contains certain restrictions and financial covenants, including liquidity, tangible net worth and cash flow thresholds, as well as indebtedness, and is secured by substantially all of the Company's assets.

PAGE>8
          (b)  Term Loan - Bank of America, Australia

     On June 27, 1996, IMPCO Technologies PTY Ltd. entered into a credit facility with Bank of America NT&SA, Sydney Branch, in the amount of 2,500,000 Australian Dollars (U.S. $1,934,000) to be used to purchase certain assets of Ateco Automotive Pty Ltd. The loan carries interest, payable on a quarterly basis, at the Bank Bill Buying Rate plus 2.10% (which was 9.75% on July 31, 1996). The loan is to be repaid in eleven consecutive quarterly installments of A$125,000 (U.S. $96,700, principal only) commencing on September 30, 1996. On June 30, 1999, IMPCO PTY will repay the remaining principal balance plus any interest then due. The term loan may be prepaid provided the Bank is notified at least 30 days in advance of the prepayment and the amount of the prepayment, which must be made in multiples of A$125,000 (U.S. $96,700), is not less than A$250,000 (U.S. $193,400). The payments will be applied in reverse order of maturity.

     (4)  Income taxes

    For federal income tax purposes, at July 31, 1996, the Company had net operating loss carryforwards of approximately $6,679,000 available to offset future taxable income. The estimated effective annual tax rate for fiscal year 1997 was reduced by the presumed use of net operating loss carryforwards of $2,400,000 and research and development credits of $1,500,000.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations
- ---------------------

Acquisition
- -----------
     Effective July 1, 1996, the Company acquired certain assets of Ateco for approximately $6,500,000. Ateco, a private company in Australia, has distributed IMPCO's gaseous fuel carburetion components and systems and related devices for use with internal combustion engines since approximately 1969 through its Gas Division near Melbourne, Australia. The acquisition of the Gas Division has been accounted for under the purchase method of accounting. The Condensed Consolidated Balance Sheet of AirSensors, Inc. as of July 31, 1996 includes the accounts of the Company, its wholly-owned subsidiary, IMPCO Technologies, Inc., (IMPCO), IMPCO's wholly owned subsidiary IMPCO Technologies, Pty. Ltd. and IMPCO's majority-owned subsidiary IMPCO Europe Media B.V.

Net Revenue
- -----------
     The Company continued to experience growth during the three months ended July 31, 1996, with net revenue increasing by $3,011,000 or 25% to $15,149,000, compared to $12,137,000 during the three months ended July 31, 1995. During the three months ended July 31, 1996, product sales and contract revenue increased by approximately 20% and 184%, respectively. The following table sets forth the Company's product sales by application (all dollars in thousands):

                                            Three months ended July 31,
                                            ---------------------------
                                                 1996         1995
                                              ----------   ----------
Motor vehicle products                        $    5,150   $    3,938
Forklifts and other material
 handling equipment                                6,271        5,951
Small portable to
 large stationary engines                          2,758        1,907
                                              ----------   ----------
   Total product sales                        $   14,179   $   11,796
                                              ==========   ==========

     During the three months ended July 31, 1996 net revenue attributable to the Company's motor vehicle products increased by $1,212,000 or 31% as compared to the same period in the prior fiscal year. The following table sets forth the Company's worldwide motor vehicle product sales by application, (all dollars in thousands):

                                            Three months ended July 31,
                                            ---------------------------
                                                 1996         1995
                                              ----------   ----------
Component parts                               $    3,987   $    3,725
Upfitting systems                                  1,163          213
                                              ----------   ----------
   Total product sales                        $    5,150   $    3,938
                                              ==========   ==========

     During the three months ended July 31, 1996, sales for the Company's motor vehicle component parts increased by 7% as compared to the same period in the prior fiscal year. Revenue attributable to upfitting vehicles with the Company's systems for aftermarket fleet use increased by approximately $950,000 which resulted primarily from the installation of specifically engineered LPG systems on F150 and F250 pick-up trucks for Ford Motor Company. The Company substantially completed this program in the current quarter and management does not anticipate another upfitting program until the third quarter of the current fiscal year. Management expects that this decrease in revenue will have an unfavorable effect on the Company's earnings for the second quarter. However, management anticipates that motor vehicle revenue will be higher during fiscal year 1997 as compared to fiscal year 1996 primarily as a result of its Australian acquisition and other upfitting and sales activities expected in the third and fourth quarters of fiscal year 1997.

     During the three months ended July 31, 1996, sales for the Company's forklifts and other material handling equipment increased by 5% as compared to the same period in the prior fiscal year. This increase is primarily attributable to the Company's European operations. Sales attributable to the Company's domestic operations were lower primarily due to a decrease in the material handling industry demand for new forklifts. Management anticipates that the revenues provided by forklift and other material handling equipment market for fiscal year 1997 will be comparable to fiscal year 1996.

     During the three months ended July 31, 1996, sales for the Company's small portable to large stationary engines increased 45% as compared to the same period in the prior fiscal year. This increase was primarily attributable to an increased demand for large and small power generator units used in power replacement and recreational applications.
Management anticipates that the market for the Company's small portable to large stationary engines in fiscal year 1997 will be stronger than fiscal year 1996.

     During the three months ended July 31, 1996, contract revenue increased by $628,000 as compared to the same period in the prior fiscal year. This increase was due to the extension of the development contract with General Motors Corporation (GM) in August 1995. Future contract revenue will be contingent upon the Company's success in securing new development contracts. Management anticipates that contract revenue during the second quarter of the current fiscal year will be lower than levels experienced during the current quarter and the second quarter of the previous fiscal year. Management is in the process of negotiating additional contracts that if signed would generate comparable or higher contract revenue in the current fiscal year compared to fiscal year 1996.

     During the three months ended July 31, 1996, the Company's product sales were generated in the following geographic regions:

                                                 Three months ended July 31,
                                                 ---------------------------
                                                      1996         1995
                                                     ------       ------
     United States and Canada                          63%          63%
     Pacific Rim                                       16%          17%
     Europe                                            14%          13%
     Latin America                                      7%           7%

Cost of Sales
- -------------
     During the three months ended July 31, 1996, cost of sales as a percent of product sales remained comparable to the percent realized during the same period in the prior fiscal year. During the current quarter the Company's gross profit margin on product sales was favorably impacted by it European operations. This contribution was offset by lower profit margins on upfitting motor vehicles.

Research and Development
- ------------------------
     Research and development ("R&D") expense for the three months ended July 31, 1996, increased $504,000 (28%) as compared to the same period in the prior fiscal year. This increase was primarily for application and development of the Company's products under the GM contract and included component and durability testing associated with future vehicle commercialization. Management believes the Company's future success depends on its ability to design, develop and market new products to meet mandated emission standards and will therefore continue to incur significant R&D costs in this area also. Management anticipates that R&D expenses during fiscal year 1997 will be higher than the levels experienced during fiscal year 1996 due to new product development.

Selling General and Administrative
- ----------------------------------
     Selling, general and administrative (SG&A) expense for the three months ended July 31, 1996, increased $831,000 (45%) as compared to the same period in the prior fiscal year. The increase in SG&A expense was primarily due to the inclusion of Media's SG&A expenses. Management anticipates that SG&A expense during fiscal year 1997 will increase significantly as compared to fiscal year 1996 primarily as a result of the Company's recently acquired foreign operations. This increase makes the Company's financial performance more sensitive to sales fluctuations which may occur quarter to quarter.

Financing charges
- -----------------
     Financing charges for the three months ended July 31, 1996, increased $148,000 (195%) as compared to the same period in the prior fiscal year. This increase is primarily the result of loans associated with the acquisition of the Company's foreign operations and the increased use in the line of credit. Management anticipates that financing charges for fiscal year 1997 will increase as compared to fiscal year 1996 as a result of the recent acquisitions and debt service on the Company's line of credit.

Outlook:  issues and risks:
- ---------------------------
     The preceding discussion includes management's outlook for revenues and expenditures. The Company faces a number of risks and uncertainties that should also be considered in evaluating its short and long term outlook. These risks include, among others, the following: (1) the Company's ability to obtain regulatory certification for vehicle applications in the United States, (2) continued world-wide legislation enforcing environmental laws which regulate emission standards and energy independence, (3) the Company's ability to secure future development programs, (4) world-wide economic trends that influence geographic price disparities between gasoline and alternative fuels, (5) fluctuations in the foreign exchange rates causing purchases from the United States to become undesirable, (6) the Company's ability to hire, train, and retain qualified personnel, (7) uncontrollable changes in the timing of new product introductions or new applications by customers which utilize the Company's products, and (8) growth rates in foreign markets. In addition, current economic forecasts may deviate from actual economic conditions and unfavorably impact the Company's performance. The Company is not currently aware of any significant new competitors, however the Company could be adversely affected by the expansion of existing competitors, increased price competition, or entry of new competition.

Liquidity and Capital Resources
- -------------------------------

     During the three months ended July 31, 1996, cash provided by operations, excluding working capital was $1,430,000 or $243,000 higher than the same period in the prior fiscal year. During the current quarter, the Company's operations had a net use of working capital of approximately $1,223,000 which was an increase of $1,098,000 as compared to the same period in the prior fiscal year. The most significant changes in the Company's current assets and current liabilities during the three months ended July 31, 1996, were an increase in accounts receivable and a decrease in other accrued expenses of $1,279,000 and $529,000, respectively, which were partially offset by an increase in accounts payable of $376,000. The increases in accounts receivable and accounts payable are primarily a result of the inclusion of the accounts of the Company's recent Australian acquisition. The decrease in accrued expenses was a result of disbursements in payroll obligations and other normal operational payments.

     Net cash used in investing activities for the quarter ended July 31, 1996 was $4,866,000 compared with $595,000 for the same period in the prior fiscal year. Investing activity principally included the purchase of certain assets from Ateco in Australia which resulted in a net use of cash of approximately $4,655,000. Management projects an increase in capital expenditures during the remaining three quarters of fiscal year 1997, as compared to the same periods in the prior fiscal year primarily as a result of planned increases in dies, molds and patterns, and capital expenditures by the Company's recent foreign acquisitions.

     Net cash provided by financing activities for the three months ended July 31, 1996, was $5,414,000 as compared to net cash used by financing activities of $483,000 for the same period in the prior fiscal year. Financing activities principally included the securing of term loans with Bank of America NT&SA and its Sydney Australia branch of $2,000,000 and A$2,500,000 (US$ 1,934,000), respectively and net borrowing on the line of credit of $2,100,000. During the current quarter the Company increased it's borrowings under the operating line of credit primarily for current operations, both domestically and foreign. The Company made payments of $184,000 on the term loan to finance the Company's European operation. Although the Company has made no material commitments for future capital expenditures, it expects to incur significant expenditures relating to facilities and product development for the production of its existing and future products. The Company expects to fund a major portion of these expenses from cash generated from operations and by use of its operating line of credit.

      In June 1996, IMPCO entered a new credit facility with the Bank of America by adding a $2,000,000 term loan for the Australian acquisition. The total Bank of America credit facility is $15,575,000, including the $8,000,000 revolving line of credit, the $2,050,000 term loan related to the acquisition of Media and the $3,525,000 capital lease facility.

Part II - OTHER INFORMATION

Items 1-5 Not applicable.

Item 6.   Exhibits and Reports on Form 8-K
     (a)  Exhibits:

          Exhibit 11.1 - Computation of net income per share.

     (b)  Reports on Form 8-K.

          On July 16, 1996, the Company filed Form 8-K to report that on July 1, 1996, the Company, through its wholly owned subsidiary IMPCO, acquired certain assets of Ateco a private company in Australia.

          On September 16, 1996, the Company filed Form 8-K/A to provide the required financial statements for the acquired business.

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AirSensors, Inc.
                                        (Registrant)


Date:    September 17, 1996            By /s/Thomas M. Costales
                                         -----------------------
                                         Thomas M. Costales
                                         Chief Financial Officer
                                         and Treasurer
                                         [Authorized Signatory]