Form 10-Q
period 1996-10-31
AIRSENSORS INC
filed 1996-12-13
CIK 790708

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.   20549


                                    FORM 10-Q


/ x / Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended October 31, 1996, or

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

     Number of shares outstanding of each of the issuer's classes of common stock, as of November 30, 1996:

     5,691,014 shares of Common Stock, $.001 par value per share

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 AIRSENSORS, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                        October 31, 1996 and April 30, 1996
                                   -----------

                                     ASSETS
                                     ------
                                                 October 31,     April 30,
                                                    1996           1996
                                                 -----------    -----------
                                                 (unaudited)
Current assets:
  Cash                                           $ 2,381,066    $   811,148

  Accounts receivable                             10,178,335      9,792,356
    Less allowance for doubtful accounts             290,986        278,361
                                                 -----------    -----------
       Net accounts receivable                     9,887,349      9,513,995

  Inventories:
     Raw materials and parts                       6,491,875      6,096,292
     Work-in-process                                 864,264        930,548
     Finished goods                                6,925,695      4,411,162
                                                 -----------    -----------
       Total inventories                          14,281,834     11,438,002

  Other current assets                             2,112,795      2,815,181
                                                 -----------    -----------
       Total current assets                       28,663,044     24,578,326

Equipment and leasehold improvements:
  Dies, molds and patterns                         3,760,821      3,297,764
  Machinery and equipment                          5,186,809      5,267,529
  Office furnishings and equipment                 3,938,705      2,895,187
  Leasehold improvements                           1,966,632      1,953,131
                                                 -----------    -----------
                                                  14,852,967     13,413,611
  Less accumulated depreciation and amortization   7,800,069      6,935,878
                                                 -----------    -----------
       Net equipment and leasehold improvements    7,052,898      6,477,733

Intangibles arising from acquisitions             11,491,000      7,915,314
  Less accumulated amortization                    2,819,020      2,689,397
                                                 -----------    -----------
       Net intangibles arising from acquisitions   8,671,980      5,225,917

Other assets                                       1,676,488      1,445,911
                                                 -----------    -----------
                                                 $46,064,410    $37,727,887
                                                 ===========    ===========
                          See accompanying notes.

                                  AIRSENSORS, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                         October 31, 1996 and April 30, 1996

                                   (Continued)
                                   -----------

                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------

                                                 October 31,     April 30,
                                                     1996           1996
                                                 -----------    -----------
                                                 (unaudited)
Current liabilities:
  Notes payable                                  $   106,185    $   541,398
  Accounts payable                                 3,299,660      3,532,070
  Accrued payroll obligations                      1,466,901      1,701,034
  Accrued warranty obligations                       320,207        469,639
  Income taxes payable                             1,171,575        706,057
  Other accrued expenses                           1,647,027      1,598,451
  Current portion of long-term notes               1,539,660        716,932
                                                 -----------    -----------
    Total current liabilities                      9,551,215      9,265,581

Line of credit                                     7,100,000      3,400,000
Term loans - Bank of America NT&SA                 4,215,563      1,435,000
Term loan - DEPA Holding B.V.                      2,639,175      2,820,640
Other long term liabilities                        1,602,919      1,167,447

Minority Interest                                    517,828        383,197

Commitments and contingencies                           -              -

Stockholders' equity:
  1993 Series 1 Preferred Stock, $0.01 par value,
    5,950 shares authorized, issued and
    outstanding $5,950,000 liquidation value       5,650,000      5,650,000
  Common stock, $.001 par value, authorized
    25,000,000 shares; 5,686,848 issued and
    outstanding at October 31, 1996
    (5,654,568 at April 30, 1996)                      5,687          5,655
  Additional paid-in capital relating to
     common stock                                 28,770,239     28,746,994
  Shares held in trust                                (2,819)           -
  Accumulated deficit                            (14,049,352)   (15,111,879)
  Foreign currency translation adjustment             63,955        (34,748)
                                                 -----------    -----------
    Total stockholders' equity                    20,437,710     19,256,022
                                                 -----------    -----------
                                                 $46,064,410    $37,727,887
                                                 ===========    ===========

                              See accompanying notes.

                              AIRSENSORS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                Three and six months ended October 31, 1996 and 1995

                                 ---------

                               Three Months Ended         Six Months Ended
                                   October 31,               October 31,
                            -----------------------  -----------------------
                                1996        1995         1996        1995
                            ----------- -----------  ----------- -----------
Revenue:
  Product sales             $14,014,203 $10,401,789  $28,193,494 $22,197,914
  Contract revenue              632,566     982,239    1,601,907   1,323,510
                            ----------- -----------  ----------- -----------
     Net revenue             14,646,769  11,384,028   29,795,401  23,521,424

Costs and expenses:
  Cost of sales               8,635,561   7,105,114   17,744,681  14,716,289
  Research and
   development expense        2,086,686   2,015,903    4,370,441   3,795,680
  Selling, general and
   administrative expense     2,853,435   1,483,415    5,516,346   3,315,655
                            ----------- -----------  ----------- -----------
   Total costs and expenses  13,575,682  10,604,432   27,631,468  21,827,624
                            ----------- -----------  ----------- -----------
Operating income              1,071,087     779,596    2,163,933   1,693,800

Financing charges               302,806      85,302      526,985     161,262
                            ----------- -----------  ----------- -----------

Income before income taxes
  and minority interest in
  income of consolidated
  subsidiaries                  768,281     694,294    1,636,948   1,532,538

Provision for income taxes       63,167      29,000      181,000     128,000

Minority interest in income
  of consolidated
  subsidiaries                   64,940          -       103,360          -
                            ----------- -----------  ----------- -----------
Net income before dividends     640,174     665,294    1,352,588   1,404,538

Dividends on preferred stock    145,029     154,948      290,061     311,135
                            ----------- -----------  ----------- -----------
Net income applicable
  to common stock           $   495,145 $   510,346  $ 1,062,527 $ 1,093,403
                            =========== ===========  =========== ===========

Net income per share              $0.09       $0.09        $0.19       $0.19
                            =========== ===========  =========== ===========

Number of shares used in
  per share calculation       6,754,392   6,637,629    6,755,780   6,639,966
                            =========== ===========  =========== ===========


                             See accompanying notes.

                                 AIRSENSORS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                   Six months ended October 31, 1996 and 1995

                                 ---------------

                                                      Six Months Ended
                                                        October 31,
                                                 ------------   ------------
                                                     1996           1995
                                                 ------------   ------------
Net cash provided by operating activities        $   501,152    $ 1,445,423

Cash flows from investing activities:
   Payment for purchase of certain assets
     acquired from Ateco                          (4,655,514)          -
   Investment in Media                                  -        (1,965,678)
   Purchase of equipment and leasehold
     improvements                                   (609,201)      (800,653)
   Deferred software production costs                   -          (338,088)
   Other, net                                        100,026        (93,244)
                                                 ------------   ------------
     Net cash (used in) investing activities      (5,164,689)    (3,197,663)

Cash flows from financing activities:
   Net borrowings on line of credit                3,700,000        500,000
   Payments on notes payable                        (417,891)      (357,170)
   Proceeds from issuance of bank term loans       3,970,451      2,050,000
   Proceeds from issuance of common stock             23,278         44,272
   Payments on term loan                            (570,883)          -
   Payments of other long-term liabilities          (181,439)      (144,930)
   Dividends paid on preferred stock                (290,061)      (311,135)
                                                 ------------   ------------
     Net cash  provided by financing activities    6,233,455      1,781,037
                                                 ------------   ------------

Net increase in cash                               1,569,918         28,797
Cash beginning of year                               811,148         65,489
                                                 ------------   ------------
Cash, end of quarter                             $ 2,381,066    $    94,286
                                                 ============   ============

                             See accompanying notes.

                                AIRSENSORS, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           OCTOBER 31, 1996 and 1995
                                --------------

     (1) The accompanying condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and the results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1996 and in the Company's Form 10-Q for the period ended July 31, 1996. The results of operations for the three months and six months ended October 31, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year ending April 30, 1997. Certain reclassifications have been made to the prior periods' condensed consolidated financial statements to conform to the current interim period presentation.

     (2)  Acquisition

     Effective July 1, 1996, the registrant acquired certain assets of Ateco Automotive Pty. Ltd. ("Ateco") for approximately $6,500,000. Ateco, an Australian private company, has distributed IMPCO's gaseous fuel carburetion systems and related devices for use with internal combustion engines since 1969 through its Gas Division near Melbourne, Australia. The acquisition of Ateco has been accounted for under the purchase method of accounting and the acquired operations have been included in the condensed consolidated financial statements since the date of acquisition.

     The following table presents the unaudited pro forma consolidated results of operations as if the acquisition had occurred at the beginning of each period (Dollars in thousands, except for net income per share):

                                            Six Months Ended
                                              October 31,
                                       -----------------------
                                          1996         1995
                                       ----------   ----------
     Revenue                            $  30,611    $  26,742
     Net income applicable
       to common stock                      1,034          994
     Net income per share               $     .18    $     .17

     The proforma consolidated results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchase actually been made at the beginning of the respective periods, or of results which may occur in the future.

     (3)  Income taxes

     For federal income tax purposes, at October 31, 1996, the Company had net operating loss carryforwards of approximately $6,079,000 available to offset future taxable income. The estimated effective annual tax rate for fiscal year 1997 was reduced by the presumed use of an annual net operating loss carryforward of $2,400,000 and research and development credits of $1,500,000.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations
---------------------
     Net income applicable to common stock was $495,000 and $510,000 for three months ended October 31, 1996 and 1995, respectively. Net income applicable to common stock for the six months ended October 31, 1996 and 1995, was $1,063,000 and $1,093,000 respectively.

     Net revenue for the three months and six months ended October 31, 1996, increased by $3.3 million (29%) and $6.3 million (27%), respectively, as compared to the same periods in the prior fiscal year.

     Product sales for the three months and six months ended October 31, 1996, increased by 35% and 27%, respectively, as compared to the same periods in the prior fiscal year. The following table sets forth the Company's product sales by application (all dollars in thousands):

                              Three months ended        Six months ended
                                 October 31,               October 31,
                            --------------------    --------------------
                              1996        1995        1996        1995
                            --------    --------    --------    --------
Motor vehicle               $  5,929    $  3,318    $ 11,079    $  7,256
Forklifts and other material
 handling equipment            5,500       5,063      11,771      11,014
Small portable to
 large stationary              2,585       2,021       5,343       3,928
                            --------    --------    --------    --------
   Total product sales      $ 14,014    $ 10,402    $ 28,193    $ 22,198
                            ========    ========    ========    ========

     During the three months and six months ended October 31, 1996, net revenue attributable to the Company's motor vehicle products increased by 79% and 53%, respectively, as compared to the same periods in the prior fiscal year. These increases were primarily attributable the Company's Australian operation which was acquired in July 1996. The following table sets forth the Company's worldwide motor vehicle product sales by application, (all dollars in thousands):

                             Three months ended         Six months ended
                                 October 31,               October 31,
                            --------------------    --------------------
                              1996        1995        1996        1995
                            --------    --------    --------    --------
Component parts             $  5,737    $  2,684    $  9,724    $  6,409
Upfitting systems                192         634       1,355         847
                            --------    --------    --------    --------
   Total                    $  5,929    $  3,318    $ 11,079    $  7,256
                            ========    ========    ========    ========


     During the three months and six months ended October 31, 1996, sales for the Company's motor vehicle component parts increased by 114% and 52%, respectively, as compared to the same periods in the prior fiscal year.
During the three and six months ended October 31, 1996, the Company recognized revenue of $2.5 million and $3.3 million, respectively resulting from its

Australia operations. Management anticipates that revenue attributable to the Company's motor vehicle component parts will be higher during fiscal year 1997 as compared to fiscal year 1996 primarily as a result of its Australian operations and an increase in the demand for the Company's motor vehicle component parts in Latin America.

     Revenue attributable to upfitting vehicles with the Company's systems decreased by 70% during the three months ended October 31, 1996, and increased by 60% during the six months ended October 31, 1996, as compared to the same periods in the prior fiscal year. During the previous year, revenue resulted primarily from a program with the United States Postal Service. During the current year, revenue resulted from a program with Ford Motor Company in which IMPCO's bi-fuel propane system was utilized on F150 and F250 pick-up trucks. The Ford Motor Company program was completed during the current quarter. During the second quarter of the current year, the Company was awarded a new $1.5 million Postal Service contract to convert postal vehicles to compressed natural gas. These systems will be delivered during the third and fourth quarters of the current year. Management anticipates that revenue attributable to upfitting vehicles with the Company's systems will improve over the levels recognized during the prior year.

     During the three months and six months ended October 31, 1996, sales of the Company's products for forklifts and other material handling equipment increased by approximately 9% and 7%, respectively, as compared to the same periods in the prior fiscal year. During the three and six months ended October 31, 1996, the Company recognized revenue of $.7 million and $1.8 million, respectively, resulting from its European operations which were acquired in October 1995. This increase was partially offset by lower sales levels recognized by the Company's domestic operations resulting from a decrease in demand for new forklifts in the material handling industry. Management anticipates that the worldwide revenue provided by forklift and other material handling equipment during the current year will be comparable to fiscal year 1996.

     During the three months and six months ended October 31, 1996, sales for the Company's small portable to large stationary engines increased by 28% and 36%, respectively, as compared to the same periods in the prior fiscal year. For the six months ended October 31, 1996, $.5 million of the increase was attributable to a product line that the Company purchased in April 1996. The balance of the increase was attributable to higher demand for large and small power generator units used in power replacement and recreational applications. Management anticipates that revenue generated from the Company's small portable to large stationary engines will be higher in fiscal year 1997 than fiscal year 1996.

     Contract revenue for the three and six months ended October 31, 1996, decreased by $.3 million (36%) and increased by $.3 million (21%), respectively, as compared to the same periods in the prior fiscal year. The increase for the six months was primarily attributable to the extension of the development contract with General Motors Corporation (GM) in August 1995. The decrease for the three months reflects that the work for certain platforms pursuant to the GM contract is approaching completion. In addition, during fiscal year 1996 certain other OEM development programs were initiated and completed that are not present in fiscal year 1997. Management is in the process of negotiating additional contracts, that if signed, would generate comparable or higher contract revenue in the current fiscal year as compared to the prior fiscal year.

     During the three months and six months ended October 31, 1996, the Company's revenues were generated in the following geographic regions:

                             Three months ended         Six months ended
                                 October 31,               October 31,
                            --------------------    --------------------
                              1996        1995        1996        1995
                            --------    --------    --------    --------
United States and Canada       44%         73%         53%         68%
Pacific Rim                    28%         11%         22%         14%
Europe                         15%          9%         15%         11%
Latin America                  13%          7%         10%          7%

Gross Profit Margin
-------------------
     The Company's gross profit margin on product sales for the three months ended October 31, 1996, was $5.4 million (38%) as compared to $3.3 million (32%) during the prior fiscal year. The Company's foreign operations contributed $1.8 million of the $2.1 million increase. Higher selling prices and a favorable product mix from the domestic operations accounted for the remaining increase.

     The Company's gross profit margin on product sales for the six months ended October 31, 1996, was $10.4 million (37%) as compared to $7.5 million (34%) during the prior fiscal year. The Company's foreign operations contributed $2.8 million of the $2.9 million increase. Higher selling prices and a favorable product mix from the domestic operations accounted for the remaining increase.

Research and Development
------------------------
     Research and Development (R&D) expense for the six months ended October 31, 1996, increased by approximately 15% as compared to the same period in the prior fiscal year. This increase was primarily due to application and development of the Company's products under the GM contract which was extended in August 1995. Management believes the Company's future success depends on its ability to design, develop and market new products to meet mandated emission standards and will therefore continue to incur significant R&D costs. Management anticipates that R&D expense during fiscal year 1997 will be higher than levels experienced during fiscal year 1996 due to product development.

Selling, General and Administrative
-----------------------------------
     Selling, general and administrative (SG&A) expense for the three months and six months ended October 31, 1996, increased by approximately $1.4 million (92%) and $2.2 million (66%), respectively as compared to the same periods in the prior fiscal year. The combined SG&A expenses for the Company's European and Australia operations for three months and six months ended October 31, 1996, were $1.2 million and $2.1, respectively. These expenses were not present in the Company's condensed consolidated statement of income for the three and six months ending October 31, 1995. SG&A as a percentage of sales has increased because of the Company's European operations. The European facilities distribute alternate fuel products throughout Europe and historically have incurred higher SG&A expenses as a percentage of sales as compared to the Company's domestic operations.

Financing charges
-----------------
     Financing charges for the three months and six months ended October 31, 1996, increased by $218,000 (255%) and $366,000 (227%) as compared to the same periods in the prior fiscal year. For the three and six months ended October 31, 1996, financing charges increase $169,000 and $237,000, respectively, for loans associated with the acquisition of the Company's foreign operations.
The remainder of the increase was due to increased utilization of the line of credit and the capital lease facility. Management anticipates that financing charges for fiscal year 1997 will increase as compared to fiscal year 1996 as a result of the recent acquisitions and debt service on the Company's line of credit.

Outlook:  issues and risks
--------------------------
     The preceding discussion includes management's outlook for revenues and expenditures. The Company faces a number of risks and uncertainties that should also be considered in evaluating its short and long term outlook.
These risks include, among others, the following: (1) continued world-wide legislation enforcing environmental laws which regulate emission standards and energy independence, (2) the Company's ability to secure future development programs, (3) world-wide economic trends that influence geographic price disparities between gasoline and alternative fuels, (4) fluctuations in the foreign exchange rates causing purchases from the United States to become undesirable, (5) the Company's ability to hire, train, and retain qualified personnel, (6) uncontrollable changes in the timing of new product introductions or new applications by customers which utilize the Company's products, and (7) growth rates in foreign markets. In addition, current economic forecasts may deviate from actual economic conditions and unfavorably impact the Company's performance. The Company is not currently aware of any significant new competitors, however the Company could be adversely affected by the expansion of existing competitors, increased price competition, or entry of new competition.

Liquidity and Capital Resources
-------------------------------
     AirSensors, Inc. uses the cash generated from its operations and external financing to fund capital expenditures, pay dividends on the preferred stock and invest in and operate its existing operations and new businesses. These sources are sufficient to meet all current obligations on a timely basis. Management believes that such sources of funds will be sufficient to meet the needs of its business for the foreseeable future.

Operating Activities
--------------------
     Net cash provided by operating activities was $.5 million during the six months ended October 31, 1996, as compared to $1.4 million during the same period in the prior fiscal year. The decrease in net cash provided by operations was primarily attributable to an increase in accounts receivable of $1.3 million, and a decrease in accounts payable of $1.4 million as compared to the same period in the prior fiscal year. These decreases were partially offset by an increase in depreciation and amortization of $.5 million and a decrease in inventory of $1.6 million as compared to the same period in the prior fiscal year.

     During fiscal year 1996, inventory increased by $1.5 million primarily due to a temporary buildup of inventory in anticipation of future sales of compressed natural gas systems and core products. The increase in accounts payable during fiscal year 1996, was directly related to the increase in inventory. During fiscal year 1997, $1.3 million of the increase in accounts receivable $1.2 million was attributable to new business generated by the Australian operation. The increase in depreciation and amortization for the current year, as compared to the prior year, is also primarily a result of the inclusion of the Company's recently acquired foreign operations.

Investing activities
--------------------
     Net cash used in investing activities for the six months ended October 31, 1996, was $5.2 million as compared to $3.2 million for the same period last fiscal year. Investing activities principally included the purchase of certain assets from Ateco in Australia (July 1996) which resulted in a net cash use of $4.7 million. During the six months ended October 31, 1995, investing activities included the purchase of Media which resulted in a net use of cash of $2.0 million. Management projects an increase in capital expenditures during the remainder of the fiscal year, as compared to the prior fiscal year, primarily as a result of planned increases in dies, molds and patterns, and capital expenditures by the Company's recent foreign acquisitions.

Financing activities
--------------------
     Net cash provided by financing activities for the six months ended October 31, 1996, was approximately $6.2 million as compared to $1.8 million for the same period in the prior fiscal year. During the six months ended October 31, 1996, proceeds from the issuance of bank term loans included the securing of term loans with Bank of America NT&SA and its Sydney Australia branch of $2.0 million and A$2.5 million (US $1.9 million), respectively, to finance the purchase of Ateco. During the six months ended October 31, 1996, proceeds from the issuance of bank term loans included the securing of term loans with Bank of America NT&SA of $2.0 million to finance the purchase of Media. In addition, net borrowing on the line of credit increased $3.2 million as compared to the same period in the prior fiscal year. During the current year, the Company increased it's borrowing under the operating line of credit primarily for current operations and the Australian acquisition. The Company made payments of $571,000 on the term loans to finance the Company's European and Australian operations.

Foreign currency risk
---------------------
     The effect of foreign currency exchange risk has not been material to the company to date. The Company seeks to hedge its foreign currency risk by minimizing its U.S. dollar investment in foreign operations using foreign currency term loans to finance the operations of its foreign subsidiaries.
The term loans are denominated in local currencies and are included in the local balance sheets. As of October 31, 1996, the Company had investments in its European and Australian subsidiaries of $.6 million and $4.7 million, respectively, subject to foreign currency risk.

Part II - OTHER INFORMATION

Items 1-5 Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits:
          --------

          Exhibit 11.1 - Computation of net income per share.

     (b)  Reports on Form 8-K
          -------------------

          No reports were filed on Form 8-K during the Company's fiscal quarter ended October 31, 1996.


     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AirSensors, Inc.
                                         (Registrant)


Date:    December 13, 1996            By /s/Thomas M. Costales
                                         ---------------------
                                         Thomas M. Costales
                                         Chief Financial Officer
                                         and Treasurer
                                         [Authorized Signatory]