Form 10-Q
period 1997-01-31
AIRSENSORS INC
filed 1997-03-17
CIK 790708

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.   20549


                                    FORM 10-Q


/ x / Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended January 31, 1997, or

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

     Number of shares outstanding of each of the issuer's classes of common stock, as of February 28, 1997:

     5,786,264 shares of Common Stock, $.001 par value per share

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 AIRSENSORS, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                        January 31, 1997 and April 30, 1996
                                   -----------

                                     ASSETS
                                     ------
                                                 January 31,     April 30,
                                                    1997           1996
                                                 -----------    -----------
                                                 (unaudited)
Current assets:
  Cash                                           $ 1,776,674    $   811,148

  Accounts receivable                             11,502,069      9,792,356
    Less allowance for doubtful accounts             284,423        278,361
                                                 -----------    -----------
       Net accounts receivable                    11,217,646      9,513,995

  Inventories:
     Raw materials and parts                       7,212,609      6,096,292
     Work-in-process                               1,107,106        930,548
     Finished goods                                6,520,058      4,411,162
                                                 -----------    -----------
       Total inventories                          14,839,773     11,438,002

  Other current assets                             2,634,529      2,815,181
                                                 -----------    -----------
       Total current assets                       30,468,622     24,578,326

Equipment and leasehold improvements:
  Dies, molds and patterns                         4,113,178      3,297,764
  Machinery and equipment                          4,713,787      5,267,529
  Office furnishings and equipment                 3,838,967      2,895,187
  Leasehold improvements                           1,972,206      1,953,131
                                                 -----------    -----------
                                                  14,638,138     13,413,611
  Less accumulated depreciation and amortization   7,600,527      6,935,878
                                                 -----------    -----------
       Net equipment and leasehold improvements    7,037,611      6,477,733

Intangibles arising from acquisitions             11,253,143      7,915,314
  Less accumulated amortization                    2,884,145      2,689,397
                                                 -----------    -----------
       Net intangibles arising from acquisitions   8,368,998      5,225,917

Other assets                                       1,154,516      1,445,911
                                                 -----------    -----------
                                                 $47,029,747    $37,727,887
                                                 ===========    ===========
                          See accompanying notes.

                                  AIRSENSORS, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                         January 31, 1997 and April 30, 1996

                                   (Continued)
                                   -----------

                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------

                                                 January 31,     April 30,
                                                     1997           1996
                                                 -----------    -----------
                                                 (unaudited)
Current liabilities:
  Notes payable                                  $    79,998    $   541,398
  Accounts payable                                 3,400,766      3,532,070
  Accrued payroll obligations                      1,289,841      1,701,034
  Accrued warranty obligations                       341,757        469,639
  Income taxes payable                               781,710        706,057
  Other accrued expenses                           2,890,424      1,598,451
  Current portion of long-term notes               1,486,949        716,932
                                                 -----------    -----------
    Total current liabilities                     10,271,445      9,265,581

Line of credit                                     7,400,000      3,400,000
Term loans - Bank of America NT&SA                 3,815,500      1,435,000
Term loan - DEPA Holding B.V.                      2,368,349      2,820,640
Other long term liabilities                        1,485,094      1,167,447

Minority Interest                                    582,811        383,197

Commitments and contingencies                           -              -

Stockholders' equity:
  1993 Series 1 Preferred Stock, $0.01 par value,
    5,950 shares authorized, issued and
    outstanding $5,950,000 liquidation value       5,650,000      5,650,000
  Common stock, $.001 par value, authorized
    25,000,000 shares; 5,771,014 issued and
    outstanding at January 31, 1997
    (5,654,568 at April 30, 1996)                      5,771          5,655
  Additional paid-in capital relating to
     common stock                                 29,087,171     28,746,994
  Shares held in trust                                (5,879)           -
  Accumulated deficit                            (13,426,503)   (15,111,879)
  Foreign currency translation adjustment           (204,012)       (34,748)
                                                 -----------    -----------
    Total stockholders' equity                    21,106,548     19,256,022
                                                 -----------    -----------
                                                 $47,029,747    $37,727,887
                                                 ===========    ===========

                              See accompanying notes.

                              AIRSENSORS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
            Three and nine months ended January 31, 1997 and 1996
                                 ---------

                               Three Months Ended        Nine Months Ended
                                   January 31,               January 31,
                            -----------------------  -----------------------
                                1997        1996         1997        1996
                            ----------- -----------  ----------- -----------
Revenue:
  Product sales             $14,764,418 $12,115,597  $42,957,912 $34,313,511
  Contract revenue              294,336   1,009,982    1,896,243   2,333,492
                            ----------- -----------  ----------- -----------
     Net revenue             15,058,754  13,125,579   44,854,155  36,647,003

Costs and expenses:
  Cost of sales               9,182,704   8,302,155   26,927,385  23,018,444
  Research and
   development expense        1,783,788   1,726,010    6,154,229   5,521,690
  Selling, general and
   administrative expense     2,885,901   2,197,681    8,402,247   5,513,336
                            ----------- -----------  ----------- -----------
   Total costs and expenses  13,852,393  12,225,846   41,483,861  34,053,470
                            ----------- -----------  ----------- -----------
Operating income              1,206,361     899,733    3,370,294   2,593,533

Financing charges               293,074     176,623      820,059     337,885
                            ----------- -----------  ----------- -----------

Income before income taxes
  and minority interest in
  income of consolidated
  subsidiaries                  913,287     723,110    2,550,235   2,255,648

Provision for income taxes       74,024      36,412      255,024     164,412

Minority interest in income
  of consolidated
  subsidiaries                   71,381     142,924      174,741     142,924
                            ----------- -----------  ----------- -----------
Net income before dividends     767,882     543,774    2,120,470   1,948,312

Dividends on preferred stock    145,033     151,230      435,094     462,365
                            ----------- -----------  ----------- -----------
Net income applicable
  to common stock           $   622,849 $   392,544  $ 1,685,376 $ 1,485,947
                            =========== ===========  =========== ===========

Net income per share
  Primary                         $0.11       $0.07        $0.29       $0.26
  Fully diluted                   $0.10       $0.07        $0.28       $0.26
                            =========== ===========  =========== ===========
Number of shares used in
  per share calculation
   Primary                    6,857,508   6,635,763    6,778,469   6,637,939
   Fully diluted              6,857,508   6,635,763    6,778,469   6,637,939
                             =========== ===========  =========== ===========

                             See accompanying notes.

                                 AIRSENSORS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  Nine months ended January 31, 1997 and 1996

                                 ---------------

                                                     Nine Months Ended
                                                        January 31,
                                                 ------------   ------------
                                                     1997           1996
                                                 ------------   ------------
Net cash (used in) provided by
   operating activities                          $    72,594    $ 1,058,449

Cash flows from investing activities:
   Payment for purchase of certain assets
     acquired from Ateco                          (4,654,794)          -
   Investment in Media                                  -        (1,965,678)
   Purchase of equipment and leasehold
     improvements                                   (988,373)    (1,048,972)
   Deferred software production costs                   -          (612,361)
   Other, net                                         92,936        (41,673)
                                                 ------------   ------------
     Net cash used in investing activities        (5,550,231)    (3,668,684)

Cash flows from financing activities:
   Net borrowings on line of credit                4,000,000      1,900,000
   Payments on notes payable                        (575,000)      (458,249)
   Proceeds from issuance of notes payable           113,600        171,054
   Proceeds from issuance of bank term loans       3,989,668      2,050,000
   Proceeds from issuance of common stock            340,294         74,650
   Payments on term loans                           (751,769)      (168,632)
   Payments of other long-term liabilities          (472,890)      (216,675)
   Dividends paid on preferred stock                (435,094)      (462,365)
                                                 ------------   ------------
     Net cash  provided by financing activities    6,208,809      2,889,783
                                                 ------------   ------------

Translation adjustments                              234,354            -

Net increase in cash                                 965,526        279,548
Cash beginning of year                               811,148         65,489
                                                 ------------   ------------
Cash, end of quarter                             $ 1,776,674    $   345,037
                                                 ============   ============

                             See accompanying notes.

                                AIRSENSORS, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           JANUARY 31, 1997 and 1996
                                --------------

     (1) The accompanying condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and the results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1996, and the Company's Form 10-Q for the periods ended July 31, 1996 and October 31, 1996. The results of operations for the three months and nine months ended January 31, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year ending April 30, 1997. Certain reclassifications have been made to the prior periods' condensed consolidated financial statements to conform to the current interim period presentation.

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

     The following table presents the unaudited pro forma consolidated results of operations as if the acquisition had occurred at the beginning of each period (Dollars in thousands, except for net income per share):

                                            Nine Months Ended
                                              January 31,
                                       ------------------------
                                          1997         1996
                                       ----------   -----------
     Revenue                            $45,252      $41,126
     Net income applicable
       to common stock                    1,655        1,309
     Net income per share               $  0.29      $  0.23

     The proforma consolidated results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchase actually been made at the beginning of the respective periods, or of results which may occur in the future.

     (3)  Income taxes

     For federal income tax purposes, at January 31, 1997, the Company had net operating loss carryforwards of approximately $5.6 million available to offset future taxable income. The estimated effective annual tax rate for fiscal year 1997 was reduced by the presumed use of an annual net operating loss carryforward of $2.4 million and research and development credits of $1.5 million.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations
------------------------
     Net income applicable to common stock was $623,000 and $393,000 for three months ended January 31, 1997 and 1996, respectively. Net income applicable to common stock for the nine months ended January 31, 1997 and 1996, was $1,685,000 and $1,486,000 respectively.

     Net revenue for the three months and nine months ended January 31, 1997, increased by $1.9 million (15%) and $8.2 million (22%), respectively, as compared to the same periods in the prior fiscal year.

     Product sales for the three months and nine months ended January 31, 1997, increased by 22% and 25%, respectively, as compared to the same periods in the prior fiscal year. The following table sets forth the Company's product sales by application (all dollars in thousands):

                              Three months ended       Nine months ended
                                 January 31,              January 31,
                            --------------------    --------------------
                              1997        1996        1997        1996
                            --------    --------    --------    --------
Motor vehicle               $  6,420    $  3,780    $ 17,500    $ 11,036
Forklifts and other material
 handling equipment            5,338       6,553      17,109      17,567
Small portable to
 large stationary              3,006       1,783       8,349       5,711
                            --------    --------    --------    --------
   Total product sales      $ 14,764    $ 12,116    $ 42,958    $ 34,314
                            ========    ========    ========    ========

     During the three months and nine months ended January 31, 1997, net revenue attributable to the Company's motor vehicle products increased by 70% and 59%, respectively, as compared to the same periods in the prior fiscal year. These increases were primarily attributable the Company's Australian operation which was acquired in July 1996. The following table sets forth the Company's worldwide motor vehicle product sales by application, (all dollars in thousands):

                             Three months ended        Nine months ended
                                 January 31,              January 31,
                            --------------------    --------------------
                              1997        1996        1997        1996
                            --------    --------    --------    --------
Component parts             $  5,855    $  2,392    $ 15,580    $  8,801
Upfitting systems                565       1,388       1,920       2,235
                            --------    --------    --------    --------
   Total                    $  6,420    $  3,780    $ 17,500    $ 11,036
                            ========    ========    ========    ========

     During the three months and nine months ended January 31, 1997, sales for the Company's motor vehicle component parts increased by 145% and 77%, respectively, as compared to the same periods in the prior fiscal year.
During the three and nine months ended January 31, 1997, the Company recognized revenue of $1.3 million and $4.3 million, respectively, resulting from its Australia operations. Management anticipates that revenue attributable to the Company's motor vehicle component parts will be higher during fiscal year 1997 as compared to fiscal year 1996 primarily as a result of its Australian operations and an increase in the demand for the Company's motor vehicle component parts in Latin America.

     Revenue attributable to upfitting vehicles with the Company's systems decreased by 59% and 14% during the three and nine months ended January 31, 1997, respectively, as compared to the same periods in the prior fiscal year. During the previous year, revenue resulted primarily from a program with the United States Postal Service. During the current year, revenue resulted from a program with Ford Motor Company in which IMPCO's bi-fuel propane system was utilized on F150 and F250 pick-up trucks. The Ford Motor Company program was completed during the second quarter of the current year. During the third quarter of the current year, the Company began converting postal vehicles to compressed natural gas under a new $1.5 million Postal Service contract. These systems will continue to be delivered during the fourth quarter of the current year. Management anticipates that revenue attributable to upfitting vehicles with the Company's systems will be comparable to the levels recognized during the prior year.

     During the three months and nine months ended January 31, 1997, sales of the Company's products for forklifts and other material handling equipment decreased by approximately 19% and 3%, respectively, as compared to the same periods in the prior fiscal year. This decrease resulted primarily from lower domestic demand for new forklifts. During the three and nine month periods ended January 31, 1997, the Company recognized revenue of $1.9 million and $5.4 million, respectively, from its European operations which were acquired in October 1995. European sales during the same three and nine month periods last year were $1.9 million. Management anticipates that the worldwide revenue provided by forklift and other material handling equipment during the current year will be comparable to fiscal year 1996.

     During the three months and nine months ended January 31, 1997, sales for the Company's small portable to large stationary engines increased by 69% and 46%, respectively, as compared to the same periods in the prior fiscal year. For the nine months ended January 31, 1997, $1 million of the increase was attributable to a product line that the Company purchased in April 1996. The balance of the increase was attributable to higher demand for large and small power generator units used in power replacement and recreational applications. Management anticipates that revenue generated from the Company's small portable to large stationary engines will be higher in fiscal year 1997 than fiscal year 1996.

     Contract revenue for the three and nine months ended January 31, 1997, decreased by $716,000 (71%) and $437,000 (19%), respectively, as compared to the same periods in the prior fiscal year. Revenue under the General Motors contract was 62% higher for the nine months ended January 31, 1997 than the same period last year. Certain other OEM development programs were completed that are not present in fiscal year 1997. Management is in the process of negotiating additional contracts, that if signed, would generate comparable contract revenue in the current fiscal year as compared to the prior fiscal year.

     During the three months and nine months ended January 31, 1997, the Company's revenues were generated in the following geographic regions:

                             Three months ended         Nine months ended
                                 January 31,               January 31,
                            --------------------    --------------------
                              1997        1996        1997        1996
                            --------    --------    --------    --------
United States and Canada       52%         64%         54%         66%
Pacific Rim                    23%         10%         22%         13%
Europe                         15%         21%         15%         15%
Latin America                  10%          5%          9%          6%

Gross Profit Margin
---------------------
     The Company's gross profit margin on product sales for the three months ended January 31, 1997, was $5.6 million (38%) as compared to $3.8 million (31%) during the prior fiscal year. The Company's foreign operations contributed $632,000 of the $1.8 million increase. Favorable market driven sales price adjustments and product mix from the domestic operations accounted for the remaining increase.

     The Company's gross profit margin on product sales for the nine months ended January 31, 1997, was $16 million (37%) as compared to $11.3 million (33%) during the prior fiscal year. The Company's foreign operations contributed $3.4 million of the $4.7 million increase. Favorable market driven sales price adjustments and product mix from the domestic operations accounted for the remaining increase.

Research and Development
--------------------------
     Research and Development (R&D) expense for the nine months ended January 31, 1997, increased by approximately 11% as compared to the same period in the prior fiscal year. This increase was primarily due to application and development of the Company's products under the GM contract which was extended in August 1995, and internally funded product development work. Management believes the Company's future success depends on its ability to design, develop and market new products to meet mandated emission standards and will therefore continue to incur significant R&D costs. Management anticipates that R&D expense during the remainder of fiscal year 1997 will continue to be higher than last year.

Selling, General and Administrative
-------------------------------------
     Selling, general and administrative (SG&A) expense for the three months and nine months ended January 31, 1997, increased by approximately $688,000(31%) and $2.9 million (52%), respectively as compared to the same periods in the prior fiscal year. The combined SG&A expenses for the Company's European and Australian operations for three months and nine months ended January 31, 1997, were $1.2 million and $3.3 million, respectively. SG&A expenses for the Company's European operations for the three months and nine months ended January 31, 1996 were $624,000. SG&A as a percentage of sales has increased because of the Company's foreign operations. The European facilities distribute alternate fuel products from multiple locations in Europe and incur higher SG&A expenses as a percentage of sales than the Company's domestic operations.

Financing charges
-------------------
     Financing charges for the three months and nine months ended January 31, 1997, increased by $116,000 (66%) and $482,000 (143%) as compared to the same periods in the prior fiscal year. For the three and nine months ended January 31, 1997, financing charges increased $96,000 and $333,000, respectively, for loans associated with the acquisition of the Company's foreign operations.
The remainder of the increase was due to increased utilization of the line of credit and the capital lease facility. Management anticipates that financing charges for fiscal year 1997 will increase as compared to fiscal year 1996 as a result of the recent acquisitions and debt service on the Company's line of credit.

Outlook:  issues and risks
----------------------------
     The preceding discussion includes management's outlook for revenues and expenditures. The Company faces a number of risks and uncertainties that should also be considered in evaluating its short and long term outlook.
These risks include, among others, the following: (1) continued world-wide legislation enforcing environmental laws which regulate emission standards and energy independence, (2) the Company's ability to secure future development programs, (3) world-wide economic trends that influence geographic price disparities between gasoline and alternative fuels, (4) fluctuations in the foreign exchange rates causing purchases from the United States to become undesirable, (5) the Company's ability to hire, train, and retain qualified personnel, (6) uncontrollable changes in the timing of new product introductions or new applications by customers which utilize the Company's products, and (7) growth rates in foreign markets. In addition, current economic forecasts may deviate from actual economic conditions and unfavorably impact the Company's performance. The Company is not currently aware of any significant new competitors, however the Company could be adversely affected by the expansion of existing competitors, increased price competition, or entry of new competition.

Liquidity and Capital Resources
---------------------------------
     AirSensors, Inc. uses the cash generated from its operations and external financing to fund capital expenditures, pay dividends on the preferred stock and invest in and operate its existing operations and new businesses. These sources are sufficient to meet all current obligations on a timely basis. Management believes that such sources of funds will be sufficient to meet the needs of its business for the foreseeable future.

Operating Activities
----------------------
     Net cash provided by operating activities was $73,000 during the nine months ended January 31, 1997, as compared to $1.1 million during the same period in the prior fiscal year. The decrease in net cash provided by operations was primarily attributable to an increase in accounts receivable of $1.5 million and a decrease in accounts payable of $1 million as compared to the same period in the prior fiscal year. These decreases were partially offset by a $622,000 increase in accrued expenses and a $592,000 increase in depreciation and amortization as compared to the same period in the prior fiscal year. During fiscal 1997, accounts receivable increased $3.0 million.

Approximately half of this increase resulted from the operations of the new Australian subsidiary, with the remainder primarily from increased sales to Latin America. Depreciation and amortization increased $592,000 over the prior year primarily due to the Company's recently acquired foreign operations.

     During fiscal year 1996, inventory increased by $1.1 million primarily due to a buildup of inventory in anticipation of future sales of compressed natural gas systems and core products. Accounts receivable increased $1.5 million due to the increase in sales for the month of January, 1996 as compared to sales for the month of April, 1995, and slower payments by certain customers.

Investing activities
----------------------
     Net cash used in investing activities for the nine months ended January 31, 1997, was $5.5 million as compared to $3.7 million for the same period last fiscal year. Investing activities principally included the purchase of certain assets from Ateco in Australia (July 1996) which resulted in a net cash use of $4.7 million. During the nine months ended January 31, 1996, investing activities included the purchase of Media (October 1995) which resulted in a net use of cash of $2.0 million. Management projects that capital expenditures during the remainder of the fiscal year will be comparable to those of the last quarter of prior fiscal year.

Financing activities
----------------------
     Net cash provided by financing activities for the nine months ended January 31, 1997, was approximately $6.6 million as compared to $2.9 million for the same period in the prior fiscal year. During the nine months ended January 31, 1997, proceeds from the issuance of bank term loans included loans with Bank of America NT&SA and its Sydney Australia branch of $2.0 million and A$2.5 million (US $1.9 million), respectively, to finance the purchase of Ateco. In addition, net borrowing on the line of credit increased $2.1 million as compared to the same period in the prior fiscal year. The Company increased it's borrowing under the operating line of credit primarily for current operations and the Australian acquisition. During the nine months ended January 31, 1996, proceeds from the issuance of bank term loans included loans with Bank of America NT&SA of $2.0 million to finance the purchase of Media.

Foreign currency risk
-----------------------
     The effect of foreign currency exchange risk has not been material to the Company to date. The Company seeks to hedge its foreign currency risk by minimizing its U.S. dollar investment in foreign operations using foreign currency term loans to finance the operations of its foreign subsidiaries.
The term loans are denominated in local currencies and are included in the local balance sheets. As of January 31, 1997, the Company had investments in its European and Australian subsidiaries of $500,000 and $4.6 million, respectively, subject to foreign currency risk.

Part II - OTHER INFORMATION

     Items 1,2,3,5 Not applicable.

     Item 4.   Submission of matters to a vote of security holders

     (a)   The annual meeting of stockholders was held on November 7, 1996.

     (b) The following were elected as directors for the terms expiring in 1996 as follows:

                               Norman L. Bryan
                             Edwin J. Schneebeck
                               Don J. Simplot

     The names of each of the other directors whose terms of office continued after the meeting are as follows:

                              V. Robert Colton
                             Peter B. Bensinger
                             Robert M. Stemmler
                             Rawley F. Taplett
                              Douglas W. Toms


     (c) The stockholders voted upon the approval of the 1996 Incentive Stock Option Plan as follows:

                           Votes         Votes                   Broker
                            For         Against    Abstention   non-votes
                        -----------   ----------   ----------   ---------
Common Stock             4,549,762      611,994       30,107       9,537
Preferred Stock              5,050        -0-          -0-


     (d) The stockholders voted upon the ratification of the appointment of Ernst & Young LLP as independent auditors as follows:

                           Votes         Votes                   Broker
                            For         Against    Abstention   non-votes
                        -----------   ----------   ----------   ---------
Common Stock             5,168,931       13,731       18,738       -0-
Preferred Stock              5,050        -0-          -0-

     Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          Exhibit 11.1 - Computation of net income per share.

     (b)  Reports on Form 8-K.

          There were no reports on Form 8-K filed during the quarter ended
          January 31, 1997.




     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AirSensors, Inc.
                                         (Registrant)


Date:    March 17, 1997            By    /s/Thomas M. Costales
                                         ----------------------
                                         Thomas M. Costales
                                         Chief Financial Officer
                                         and Treasurer
                                         [Authorized Signatory]