Form 10-K
period 1997-04-30
AIRSENSORS INC
filed 1997-08-13
CIK 790708

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-K

/ x / Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 1997, or

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

     Registrant's telephone number, including area code: (562) 860-6666

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

     Approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 1997 was $46,168,112.

     Number of shares outstanding of each of the registrant's classes of common stock, as of June 30, 1997:

                      5,771,014 shares of Common Stock

                    Documents incorporated by reference:

                                See Item 14

      Information required by Part III is incorporated by reference from the definitive proxy statement to be filed pursuant to Regulation 14A or by an amendment hereto, in either case, within 120 days of the end of fiscal year 1997.

                                    PART I
                                    ------


ITEM 1  -  BUSINESS
                                    General
                                    -------

     AirSensors, Inc. (AirSensors) was incorporated in the State of Washington in 1978 and became a Delaware corporation in 1985. AirSensors, together with its wholly owned subsidiary IMPCO Technologies, Inc. (IMPCO) and IMPCO's subsidiaries, are hereinafter referred to as the "Company." The Company designs, manufactures and markets equipment that allows internal combustion engines to operate on alternative fuels, primarily propane and natural gas.

ACQUISITIONS

     In October 1995, the Company acquired 51% of the outstanding stock of Technisch Bureau Media B.V., a private company in the Netherlands, from Centradas B.V. for 3,187,500 NLG (U.S. $2,023,000). The acquisition was financed through a term loan provided by Bank of America. The new company operates as IMPCO Media Europe B.V.(Media) and distributes gaseous fuel carburetion systems, components and related devices for use in internal combustion engines along with catalytic converters for the off-highway industrial market. Media services the European marketplace from its headquarters in the Netherlands and through its subsidiaries and facilities in Germany, France and the United Kingdom. Media's revenues totaled approximately $9,203,000 and $5,601,000 in fiscal years 1997 and 1996, respectively.

     In April 1996, the Company acquired substantially all of the business assets of Garretson Equipment Company, Inc. (Garretson) of Mt. Pleasant, Iowa for approximately $1,041,000. Garretson is a leading manufacturer of fuel systems, components and related devices that allow small engines of 35 horsepower or less to run on either natural gas or propane. Major product applications include generator sets, industrial equipment and utility engines.

     In July 1996, the Company acquired certain assets of Ateco Automotive Pty. Ltd. (Ateco), a private company in Australia, for a purchase price of approximately $6,532,000. The purchase price was primarily financed through $4,000,000 of term loans provided by Bank of America and its Sydney, Australia branch and forgiveness of accounts receivable due to IMPCO from Ateco, totaling $1,852,000. Ateco had distributed IMPCO's gaseous fuel carburetion systems, components and related devices for use in internal combustion engines since 1969. The new company operates as IMPCO Technologies Pty Ltd (Pty) and services the Australian marketplace from its offices near Melbourne. Pty's revenues totaled approximately $7,816,000 for 10 months of operations since it was acquired by the Company.


PRODUCTS AND MARKETS

    CURRENT PRODUCTS. The Company's products include fuel management systems and components, including electronic fuel control processors, carburetors, converters or regulators, fuel lock-offs, repair kits or replacement parts and other sundry devices. The Company's products, sold for aftermarket conversions and as original equipment, are used in a variety of motor vehicles, forklifts and small portable to large stationary engines. Worldwide, the products are marketed through distributors and original equipment manufacturers (OEM) under the brand names IMPCO-registered trademark-, BEAM-registered trademark-, GARRETSON-registered trademark- and J&S Carburetion-registered trademark-.
Ease of installation, consistent performance, high quality and safety are attributes of the Company's products.

     The Company's fuel management systems are designed to offer several levels of technology to meet customer needs. The Adaptive Digital Processor
(ADP) uses advanced electronic technology to learn and store key operating characteristics of the specific vehicle. The ADP enhancer complements the ADP with diagnostics and spark timing modules. The Advanced Fuel Electronics System (AFE) uses mass sensing hot wire anemometry to calculate the engine's air/fuel mixture. During engine operation, an on-board computer adjusts the mixture to achieve optimum results in engine performance to reduce emissions. The Company is also developing a Fuel Injection System for ultra low emission vehicles. These injectors are designed for vaporized natural gas or vaporized propane for use in the latest engine technologies.

    The Company's carburetors are designed for use in 5 to 5,000 horsepower engines. The Company's liquid propane gas (LPG) converter is a two stage regulator and vaporizer that regulates the amount of fuel entering the carburetor and then transforms the fuel from a pressurized liquid state to a gaseous vapor by exposing the fuel to near atmospheric pressure. The Company's vacuum and electro-mechanical fuel lock-off devices stop the flow of fuel when engines stop running. The vacuum fuel lock-off has been a popular product with OEM's due to its safety characteristics.

     During fiscal year 1997, sales of carburetors represented approximately 33% of consolidated product sales, converters approximately 26%, fuel lock-offs approximately 6%, repair kits approximately 8%, electronic control systems approximately 11%, and other products and sundry devices approximately 16%. The product sales mix during fiscal year 1997 was substantially the same as during the prior two fiscal years.

     The Company's products are sold worldwide to distributors and OEMs and as aftermarket components and/or retrofit systems. The Company's equipment allows internal combustion engines to operate on alternative gaseous fuels and is primarily used in forklift and automotive applications. During fiscal year 1997, sales to distributors accounted for approximately 67% of consolidated product sales, sales to OEM customers accounted for approximately 28% and aftermarket retrofit system conversions accounted for approximately 5% of consolidated product sales. No customer accounted for more than 10% of the Company's consolidated net revenue during fiscal year 1997.

     Distributors primarily service the aftermarket conversion business and small-volume OEMs, and are generally specialized and privately owned enterprises. Many domestic distributors have been customers of IMPCO for more than 30 years, and most export distributors have been customers for more than 20 years.

     Most OEM customers are large engine, vehicle, and forklift manufacturers such as Caterpillar Inc., Clark Material Handling Co., Cummins Engine Company Inc., Ford Motor Company, General Motors Corporation, NACCO Material Handling Group, Kohler Company, Mitsubishi Caterpillar Forklift America, Inc., Onan Corporation, Toyota Industrial Equipment Mfg. Inc. and the Waukesha Engine Division of Dresser Industries, Inc.

     PRODUCT EVOLUTION. The Company's traditional products include the use of vacuum and mechanical controls to regulate engine air/fuel ratios. Motor vehicle carburetors, as well as some ancillary devices, often are mechanical and operate independent of other engine functions. In recent years, electronically controlled devices have replaced some vacuum actuated mechanical devices to improve the engine performance and to more tightly control the emissions from internal combustion engines. The Company has addressed this change by introducing new electronic devices designed for gaseous fuels that interface with the OEM electronics.

     To remain competitive, the Company is improving its traditional products and is developing new products. The Company upgraded its AFE gaseous fuel management system that is based on its mass-sensing technology and proprietary software. AFE is designed to manage air/fuel ratios to achieve the optimum air/fuel mixture and many other engine functions. The Company is enhancing its on-board computer utilizing the vehicle-specific software required for the AFE product, a mass-sensor and the necessary hardware for a variety of vehicle types including pickup trucks, vans and passenger cars. The Company is focusing its AFE marketing efforts on OEMs. The Company is also developing improved technologies including injectors, high and low pressure regulators, on-board diagnostics, high performance 32-bit engine control modules, fuel lockoffs and related components. The Company believes that it will continue to satisfy the different engine and emission control approaches being used on engines in its domestic and foreign markets.


MARKET AND REGULATORY ENVIRONMENT

     The Company's worldwide market is influenced by global environmental laws which regulate emission standards and energy laws which strive for energy independence. In addition, there are certain economic advantages to using alternate gaseous fuels in many countries. Legislation has provided incentives and programs to promote and develop infrastructures for alternative fueled vehicles, some requiring fleet vehicle owners to phase in alternative fueled vehicles and imposed penalties upon failure to meet standards and guidelines.

     In the United States, the Federal Energy Policy Act of 1992 mandates that 75% of the light duty vehicles acquired by the federal, state and municipal governments by fiscal 2002, and thereafter, be alternative fueled vehicles, and non-government fleet operators of 20 or more vehicles be required to include at least 20% alternative fueled light duty vehicles in their total vehicle purchases by fiscal 2002. Beginning 2006 and thereafter, 70% of such vehicles acquired by fleet operators of 20 or more must be alternative fueled vehicles.

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

     Several other states have adopted similar regulations and mandates which are expected to increase the demand for alternative fuels. These include Arizona, Arkansas, Colorado, Connecticut, Florida, Georgia, Hawaii, Iowa, Kansas, Louisiana, Massachusetts, Missouri, New Hampshire, New Mexico, New York, Oklahoma, Oregon, Texas, Utah, Virginia, Washington and West Virginia. In addition, legislation to foster energy independence and/or reduce pollution is spurning growth in the use of gaseous fuels in countries such as Australia, Mexico, Netherlands, Taiwan, Turkey and Venezuela.

STRATEGIC MARKETING PLAN

     The Company's goal is to retain its position as one of the world's leading suppliers of engine components and systems that allow internal combustion engines to operate on gaseous fuels. A key element of the Company's steady growth has been the diversity of markets that its products serve. The increasing worldwide demand for gaseous alternative fuel management products and systems for motor vehicle uses, material handling equipment and industrial engines, provides the Company with a broad market foundation and eliminates dependency on a single market segment. The Company's two largest markets, motor vehicle (primarily fleet vehicles) and material handling (primarily forklifts), accounted for approximately 81% of the Company's consolidated product sales in the last fiscal year. See "Products and Markets." Of these two markets, the motor vehicle market is believed to have the greatest potential for significant growth. The Company anticipates that this growth will result from worldwide governmental regulations imposing more stringent emission standards to achieve energy independence. See "Market and Regulatory Environment."

     The Company's global short-term strategy is to continue its presence in the retrofit market for fleet vehicles and to continue introducing upgrades to its existing products. The Company will also continue its presence in both the retrofit and OEM market by promoting its products to meet the expected demand for equipment which will allow motor vehicle engines to meet the more stringent emission regulations.

     In the long-term, the worldwide demand for alternative fueled vehicles is making it feasible for OEM production. The Company has taken steps to become a preferred OEM supplier for gaseous fuel components. General Motors Corporation has contracted with the Company to develop and commercialize several gaseous fueled vehicle platforms. The Company believes that product quality is essential for OEM recognition and it is continually upgrading its quality assurance program.

     The Company's aftermarket products are primarily marketed through a network of specialized distributors which the Company expects to continue to utilize for its existing product lines. However, under recent regulations in the U.S., the Company and its installers are required to certify their products and services. To meet these requirements, the Company is seeking new channels of distribution to complement its existing distributor network.

     The Company has expanded the marketing of its existing non-electronically controlled products in countries with less stringent emission standards than those in the United States. This strategy is being applied in Central and South America, Eastern Europe and the Far East. In countries such as Mexico and Taiwan, where the level of emission standards is increasing, but is not as stringent as in the United States, the Company's strategy is to upgrade its existing products to improve both emission levels and engine performance.

     Significant changes are also occurring in the forklift industry. The increased emphasis on emissions requires engine manufacturers to consider new fuel and engine management products as a part of the engine configuration. During fiscal year 1995, IMPCO signed a distribution agreement with Mikuni American Corporation. Mikuni is a world leader in the technology and production of gasoline fuel delivery systems for internal combustion engines. Its customers include a number of major Japanese motor vehicle manufacturers and heavy equipment companies. This distribution partnership has given the Company access to the Japanese market for its array of clean fuel products.

     The primary growth potential for the industrial engine business is in the power generation market. North American generator set production continues to increase in response to growing global demand. Many of these sets are fueled by propane or natural gas.

COMPETITION AND OTHER MARKET FACTORS

     The Company has competitors in various worldwide market segments in the motor vehicle gaseous fuel equipment industry. The three major independent competitors are Vialle B.V. Autogas System (Vialle), Koltec Necam B.V. and Landi. Vialle is a competitor in the European and Australian markets. Koltec Necam is a competitor in the Dutch market and the Far East. Landi, an Italian company, competes in the European, South American and Middle Eastern markets. In North America the Company's competitors include Gaseous Fuel Injection Control Systems, Inc., Beacon Power Systems, Inc. and Algas Industries, Inc. The Company also competes with OEMs such as Niki-Nippon Kikaki Seisakusyo (Nissan) and Asian Seiki Co. Ltd. (Toyota) in the Far East.

     To be competitive into the future, the Company believes it will be necessary to continue to enhance its gaseous fuel engine management products utilizing mass-sensing, electronic and electro-mechanical technology. Increasing regulations and competition may result in the elimination of some current competitors who lack either financial resources or technical capabilities. However, the Company anticipates new competitors will enter the alternative fuel marketplace due to the potential increase in the size of the market. These competitors may include large motor vehicle OEMs who may adapt their existing gasoline technology to alternative fueled vehicles.

MANUFACTURING

     The Company's products are presently manufactured in the Company's facilities in Cerritos, California. Manufacturing operations consist largely of mechanical assembly with light machining. A machining facility is also operated in Mt. Pleasant, Iowa. The Company places substantial reliance on outside vendors for parts, components and electronic assemblies. It obtains product components from a variety of domestic motor vehicle and electronic part suppliers and assemblers, diecasters, metal stamping and machine shops. In fiscal year 1997, 10 suppliers accounted for approximately 46% of consolidated net inventory purchases and one supplier accounted for approximately 17% of such purchases.

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

PRODUCT CERTIFICATION

     The Company must obtain certification from the Environmental Protection Agency (EPA) to sell certain of its products in the United States and from the California Air Resources Board to market certain products in California. California regulations require that all of model year 1997 retrofit conversions be certified, inspected, carry a product warranty and comply with new emission standards. Manufacturers are also required by California regulations to conduct 100,000 mile durability tests. Some other states have similar types of regulations. The Company has been successful in obtaining certifications in the past, and the Company's continued ability to comply with these and future regulations will significantly affect its future success in the aftermarket for motor vehicles in the United States.

     The Company seeks product approval by Underwriters Laboratories, Inc. (registered trademark) (UL-registered trademark-), the American Gas Association, and international approval services on certain products. While approval is not always required, the Company believes such approval enhances the acceptability of products in the domestic marketplace. Many foreign countries also accept these agency approvals as satisfying "approval for sale" requirements in their markets.

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

     The "IMPCO", "BEAM", "GARRETSON" and "CARBURETION J&S" marks are registered as trademarks on the United States Principal Register. They are also registered in various other countries throughout the world. The trademark "AirSensors" has been registered as a trademark on the United States Supplemental Register.

BACKLOG

     The Company's backlog consists of anticipated sales of products for which the Company has confirmed orders scheduled for shipments over the next 90 days. Such backlog was approximately $11,500,000 and $10,900,000 at April 30, 1997 and April 30, 1996, respectively. The Company believes that backlog as of any date is not necessarily indicative of future product sales.

EMPLOYEES

     The Company employed 426 persons worldwide as of April 30, 1997. None of the employees are represented by labor unions, and rapport with employees is believed to be good.

ITEM 2  -  PROPERTIES

     The Company's executive offices and manufacturing facilities are located in Cerritos, California and occupy 105,000 square feet in two buildings at a single 4-acre location. The Company believes these facilities are adequate for its present core product manufacturing operations, however, an additional facility may be needed in the near future for OEM development programs and production. The site is leased until May 1999, and the Company has two 5-year renewal options. The Company maintains a research and development facility in a suburb of Seattle, Washington which occupies approximately 10,000 square feet in a portion of an office park building. These premises are leased until November 30, 1997. The Company also owns a machine shop in Mt. Pleasant, Iowa which occupies approximately 16,500 square feet at an industrial site. The Company's facility in Rijswijk, Holland occupies approximately 16,000 square feet and is leased until October 31, 2000, with a five year renewal option. The Company's facility in Cheltenham, Australia occupies approximately 15,000 square feet and is leased until May 31, 2001, with a four year renewal option.

ITEM 3  -  LEGAL PROCEEDINGS

     In late July 1997, the Company became aware that a certain fourth quarter 1997 transaction could be in violation of certain U.S. Government export regulations. The Company immediately engaged legal counsel to investigate and assess whether a violation of such regulations had occurred and determine what, if any, fines, penalties, or other punishment could be assessed against the Company. In addition, the Company authorized legal counsel to notify the appropriate Government authorities of the matter. The Company has also instituted policies and procedures which are designed to insure that all export transactions will comply with appliciable Government regulations.

     Currently no charges of wrongdoing have been brought against the Company or any employee of the Company by any Government authority.

     It is the opinion of the Company that its voluntary disclosure of the facts to the appropriate authorities, and in light of the facts that the transaction was a one-time sale of non-sensitive products and the Company has installed policies and procedures to prevent future violations of export regulations, that the ultimate settlement with the Government should not have a material adverse effect on the Company's financial position or results of operations. However, until the matter is settled with the Government, the amount of fines, if any, or other sanctions that may be imposed cannot be reasonably estimated.

     The Company is a party to several legal actions, but based on discussions with legal counsel, management does not believe that any of these actions will have a material adverse effect on its business or financial condition.


ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal year ended April 30, 1997.

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

                         Fiscal year 1997        Fiscal year 1996
                       -------------------      -------------------
   Quarter Ended         High        Low          High        Low
   -------------       --------   --------      --------   --------
   July 31             $ 11 1/8    $ 8          $ 12 3/8   $  8 1/2
   October 31             9 7/8      6            13 3/4      8 3/8
   January 31            10 7/8      5 3/4         9 7/8      7 1/2
   April 30              11 7/8      7 1/2         9 1/2      7 3/4

     At June 30, 1997, the number of shareholders of record of the common stock was 832.

     The Company has never paid dividends on its common stock. It intends to retain future earnings to finance the operation and expansion of its business and does not anticipate paying cash dividends in the foreseeable future on common stock.

     The holders of the 1993 Series 1 Preferred Stock are entitled to cumulative cash dividends in an amount equivalent to interest at an annual rate per share (based on a deemed value of $1,000 per share) equal to the Seafirst Bank prime rate of interest, plus 1.5%, but not to exceed $105 per share nor be less than $80 per share annually.

ITEM 6  -  SELECTED CONSOLIDATED FINANCIAL DATA

                                   In thousands, except per share amounts
                            ----------------------------------------------------
                                       Fiscal Years Ended April 30,
                               1997       1996       1995       1994      1993
                             --------   --------   --------   --------  --------
Statement of
operations data:
------------------
 Net revenue(1)              $ 61,828   $ 51,575   $ 45,231   $ 36,410  $ 32,111

 Research and
  development expense           8,480      7,171      6,197      5,103     2,095
 Operating income               4,850      4,132      3,540      3,069     3,662
 Financing charges(2)           1,100        504        292        320     1,415
 Net income(3)                  3,225      4,671      2,967      2,511     1,780
 Preferred stock expenses(4)      581        610        548        612       821

 Net income applicable
  to common stock               2,644      4,061      2,420      1,898       960

 Net income per share:
   Primary                        .45        .65        .40        .32       .27
   Fully diluted                  .45        .63        .40        .32       .27

 Number of shares used in
  per share computation(5)
   Primary                      6,793      6,648      6,566      6,388     3,929
   Fully diluted                6,793      7,771      6,566      6,388     3,929

Balance sheet data:
---------------------
 Total current assets        $ 29,904   $ 24,578   $ 13,626   $ 10,420  $ 10,010
 Total assets                  47,113     37,728     22,109     17,464    17,156
 Total current liabilities(6)  11,656      9,266      5,111      4,810     6,932
 Long-term obligations         12,721      8,823      1,855        334       504
 Stockholders' equity          22,063     19,256     15,143     12,320     9,721

----------------------------
  See accompanying notes.

NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA

(1) Includes contract revenue during fiscal year ended April 30, 1997, 1996, 1995 and 1994, of $3,392,000, $3,087,000, $1,524,000 and $3,880,000,
    respectively.  See note 10 of the Notes to "Consolidated Financial
    Statements."

(2) Includes a $150,000 call premium for fiscal year ended April 30, 1993 on put warrant to purchase redeemable common stock of IMPCO Technologies, Inc.

(3) Includes an income tax benefit of $1,700,000, due to the reduction in the valuation allowance for deferred tax assets and $318,000 net income from the Company's European subsidiary during the year ended April 30, 1996 (See notes 2 and 4 of the Notes to "Consolidated Financial Statements", respectively). Includes an extraordinary charge of $130,000, net of tax benefit, due to the early extinguishment of debt during the year ended April 30, 1993.

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

ITEM 7 -  MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

    The statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those
indicated in the forward-looking statements.   Factors that could cause or
contribute to such differences include, but are not limited to, those identified in "Certain Factors" at the end of this discussion and other factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission. All period references are to the Company's fiscal periods ended April 30, 1997, 1996 or 1995, unless otherwise indicated.


Overview
----------
     AirSensors, Inc. designs, manufactures and markets equipment that allows internal combustion engines to operate on alternative gaseous fuels, primarily propane and natural gas. The Company's products include fuel management systems and components, and are sold for maintenance, aftermarket conversions and as original equipment on motor vehicles, forklifts and small portable to large stationary engines. Worldwide, the products are marketed through distributors and original equipment manufacturers.


Results of Operations
-----------------------

Acquisitions
--------------
     In October 1995, the Company acquired 51% of the outstanding stock of Technisch Bureau Media B.V., a private company in the Netherlands, from Centradas B.V. for 3,187,500 NLG (U.S. $2,023,000). The acquisition was financed through a term loan provided by Bank of America. The new company operates as IMPCO Media Europe B.V.(Media) and distributes gaseous fuel carburetion systems and related devices for use in internal combustion engines along with catalytic converters for the off-highway industrial market. Media services the European marketplace from its headquarters in the Netherlands and through its subsidiaries and facilities in Germany, France and the United Kingdom. Media's revenues totaled approximately $9,203,000 and $5,601,000 in fiscal years 1997 and 1996, respectively.

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

     In July 1996, the Company acquired certain assets of Ateco Automotive Pty. Ltd. (Ateco), a private company in Australia, for a purchase price of approximately $6,532,000. The purchase price was primarily financed through $4,000,000 of term loans provided by Bank of America and its Sydney, Australia branch and forgiveness of accounts receivable due to IMPCO from Ateco totaling $1,852,000. Ateco had distributed IMPCO's gaseous fuel carburetion systems, components and related devices for use in internal combustion engines since 1969. The new company operates as IMPCO Technologies Pty Ltd (Pty) and services the Australian marketplace from its offices near Melbourne. Pty's revenues totaled approximately $7,816,000 for 10 months of operations since it was acquired by the Company.

Net Revenue
-------------
     The Company continued to experience growth during fiscal year 1997, with net revenue increasing by $10,253,000 or 20% to $61,828,000, compared to $51,575,000 in 1996. During 1997, product sales and contract revenue increased by approximately 21% and 10%, respectively. The following table sets forth the Company's product sales by application, (all dollars in thousands):

                                       Fiscal years ended April 30,
                                    ---------------------------------
                                       1997        1996        1995
                                    ---------   ---------   ---------
  Motor vehicle products            $  23,784   $  17,063   $  17,139
  Forklifts and other
    material handling equipment        23,291      23,316      18,706
  Small portable to
    large stationary engines           11,362       8,108       7,862
                                    ---------   ---------   ---------
        Total product sales         $  58,437   $  48,487   $  43,707
                                    ---------   ---------   ---------
                                    ---------   ---------   ---------

     During fiscal year 1997, sales for the Company's motor vehicle products increased by $6,721,000, or 39%, over 1996. The following table sets forth the Company's worldwide motor vehicle product sales by application, (all dollars in thousands):

                                       Fiscal years ended April 30,
                                    ---------------------------------
                                       1997        1996        1995
                                    ---------   ---------   ---------
  Component parts                   $  20,864   $  13,982   $  15,542
  Upfitting systems                     2,920       3,081       1,597
                                    ---------   ---------   ---------
     Total motor vehicle products   $  23,784   $  17,063   $  17,139
                                    ---------   ---------   ---------
                                    ---------   ---------   ---------

     Sales for the Company's motor vehicle component parts in 1997 increased $6,882,000, or 49%, as compared with 1996. The Company recognized incremental revenue of $5,294,000 resulting from its Australian acquisition. Increased sales to Latin America accounted for most of the remaining increase. The decrease in component parts sales during 1996, as compared to 1995, was primarily due to lower shipments of products to a South American customer and to a domestic original equipment truck manufacturer, as well as regulatory restrictions which limited the marketability of certain motor vehicle products in the United States. Management anticipates that revenue attributable to the Company's motor vehicle component parts will be higher during fiscal year 1998 as compared to 1997 primarily as a result of its Australian operations and an increase in demand in Latin America. This is a forward-looking statement. See "Certain Factors" below.

     A portion of revenue attributable to upfitting vehicles for aftermarket fleet use in 1997 resulted from a program with Ford Motor Company in which the Company's bi-fuel propane system was utilized in 1996 model year F-150 and F-250 pickup trucks. The Ford program was completed during the second quarter of fiscal year 1997. During the third quarter, the Company began converting postal vehicles to compressed natural gas under a $1.5 million Postal Service contract. Deliveries were completed during the fourth quarter of the current year. During fiscal year 1996, upfitting revenue increased approximately 93% as compared to 1995, which primarily resulted from a Postal Service contract to convert postal vehicles to compressed natural gas and initial shipments of the aforementioned 1996 model year F-150 and F-250 Ford trucks utilizing the Company's bi-fuel propane system. Management anticipates that the commercialization by General Motors Corporation of model year 1997 and 1998 Chevrolet and GMC pickup trucks, and other vehicles, with the Company's systems will result in significantly higher revenue during 1998. This is a forward looking statement. See "Certain Factors" for a description of risk factors.

     Companies that manufacture retrofit systems for use in California are required to comply with requirements under Title XIII, which require that a certain percentage of retrofit conversions be certified, inspected, carry a product warranty and comply with new emission standards. For vehicle model year 1998, the Company will be required to certify all of its retrofit engine families. Manufacturers are also required to conduct 100,000 mile durability tests and comply with in-service emission standards. The Environmental Protection Agency has proposed the adoption of similar requirements for the entire United States. While the Company has been successful in obtaining certifications for certain vehicle families in the past, the Company's ability to comply with these and future regulations will significantly affect its future success in the United States aftermarket for motor vehicles.

     Total revenue from forklifts and material handling equipment in fiscal year 1997 was comparable to 1996 revenue. During 1996, revenues increased by approximately 25% as compared to 1995. This increase was primarily attributable to the acquisition of Technisch Bureau Media B.V. in the Netherlands in October 1995. Revenue attributable to the Company's domestic operations, for the forklift and other material handling equipment, during fiscal year 1996 was comparable to levels recognized during fiscal year 1995. Management anticipates that the market for forklifts and other material handling equipment will grow during fiscal year 1998, primarily as a result of its European operations. In addition, it is anticipated in the near future that the Environmental Protection Agency will adopt emission requirements for forklifts, other material handling equipment and small portable to large stationary engines that are similar to those being adopted for the motor vehicle industry. This is a forward-looking statement. See "Certain Factors" below.

     During fiscal year 1997, sales of small portable to large stationary engines increased $3,254,000, or 40%, over sales in 1996. The increase was attributable to the Garretson product line purchased in April 1996 and to higher demand for large and small power generation units used in power replacement and recreational applications. Management anticipates that revenue from industrial engines in fiscal year 1998 will be comparable to 1997 levels. This is a forward-looking statement. See "Certain Factors" below.

Contract revenue was 5% of total revenue in fiscal year 1997, as compared to 6% and 3% in 1996 and 1995, respectively. During 1997, total contract revenue increased by approximately $304,000, or 10%, as compared to 1996. Revenues relating to General Motors Corporation (GM) development contracts increased 70% to approximately $3.2 million. During 1996, contract revenue increased by approximately $1.5 million, or 103%, as compared to 1995. This increase was primarily due to the extension of a development contract with GM in August 1995, and the addition of other development programs. Management anticipates that contract revenues during fiscal year 1998 will be significantly higher than 1997 due to continuing development contracts with GM and other new developmental contracts. This is a forward-looking statement. See "Certain Factors" below.

During fiscal year 1997, 1996 and 1995 the Company's revenue was generated in the following geographic regions:


                                       Fiscal years ended April 30,
                                    ---------------------------------
                                       1997        1996        1995
                                    ---------   ---------   ---------
  United States and Canada             66%         67%         75%
  Pacific Rim                          11%         10%         11%
  Europe                               12%         16%          7%
  Latin America                        11%          7%          7%


Gross Profit Margin ---------------------     The Company's gross profit
margin on product sales during fiscal year 1997 was $21,095,000 (36%) as compared to $16,476,000 (34%) during 1996. The Company's foreign operations contributed significantly to this increase. Favorable market driven sales price adjustments and product mix improvements from domestic operations accounted for the remaining increase. Gross profit margins on product sales were comparable in 1996 and 1995. During fiscal year 1996, the Company's gross profit margin on product sales was favorably impacted by its European operation. This contribution was offset by lower gross profit margins on upfitting motor vehicles, increased expenditures for current product support and a net product warranty charge of approximately $217,000.

Research and Development
--------------------------
     Research and development (R&D) expense for fiscal year 1997 was approximately $8,480,000, a 18% increase over 1996. This increase was primarily due to application and development of the Company's products under the GM contract and internally funded product development work. Management believes the Company's future success depends on its ability to design, develop and market new products that interface successfully with new engine electronic technology, and which meet mandated emission standards. This expenditure level on R&D costs is expected to continue in the future as a result. Management anticipates that R&D expense during fiscal year 1998 will be significantly higher than the levels experienced during the current year due to new product development under the GM contract. This is a forward-looking statement. See "Certain Factors" below.

Selling General and Administrative
------------------------------------
     Selling, general and administrative (SG&A) expense for fiscal year 1997 was approximately $11,157,000, a $2,896,000 (35%) increase over 1996. The combined SG&A expenses for the Company's European and Australian operations in 1997 were $4,526,000, compared to $1,357,000 for European expenses only in 1996. SG&A as a percentage of sales has increased due to the Company's foreign operations. The European facilities distribute alternative fuel products from multiple locations in Europe and incur higher SG&A expenses as a percentage of sales than the Company's domestic operations. Management anticipates that SG&A expenses during fiscal year 1998 will increase as compared to 1997 primarily as a result of including a full year of the Company's Australian operations and additional expenses to support anticipated growth in revenues. However, SG&A expenses, as a percent of revenue is expected to be lower in fiscal year 1998 as compared to 1997.
This is a forward-looking statement.  See "Certain Factors" below.

Financing charges
-------------------
     Financing charges for fiscal year 1997 increased by approximately 118% as compared to 1996. The increase is attributable to loans associated with the acquisitions of Media and Ateco, and the increased use of the line of credit. Financing charges in 1996 increased 73% over 1995 due to loans associated with the acquisition of Media and increased use of the line of credit.

Provision for income taxes
----------------------------
     The Company's effective income tax rate for fiscal years 1997, 1996 and 1995 was 7.6%, (37.2%), and 8.6%, respectively. The effective tax rate represents the statutory income tax rate reduced by the use of net operating loss carryforwards, R&D tax credits and other items. During the fourth quarter of fiscal year 1996, the Company reduced its valuation allowance for deferred tax assets as required by SFAS No. 109 and recorded $1,700,000 of income tax benefits primarily related to the assumed future utilization of net operating loss carryforwards. During the fourth quarter of fiscal year 1997, the Company increased the tax asset by $273,000 increasing the deferred tax asset account to $1,973,000 at April 30, 1997. Provision for taxes consist primarily of federal, state and foreign income taxes which are computed using statutory rates.

Liquidity and Capital Resources
---------------------------------

     The Company uses cash generated from its operations and external financing to fund capital expenditures, pay dividends on the preferred stock and invest in and operate its existing operations and new businesses. These sources are sufficient to meet all current obligations on a timely basis. Management believes that such sources of funds will be sufficient to meet the needs of its business for the foreseeable future. This is a forward looking statement. See "Certain Factors" for a description of risk factors.

     The Company's financial condition remains strong. The ratio of current assets to current liabilities was 2.57 at April 30, 1997, as compared to 2.65 at the end of 1996. The total amount of working capital increased by $2,936,000 to $18,248,000 at the end of 1997. This compares to $15,312,000 at the end of the prior year. Net cash provided by operating activities was $3,418,000 during 1997, compared to $2,195,000 and $1,370,000 in 1996 and 1995, respectively.

     Net cash used in investing activities in fiscal year 1997 was approximately $6,096,000, an increase of approximately $1,176,000 from 1996. Investing activities principally included the purchase of the Company's Australian subsidiary, which resulted in a net use of cash of approximately $4,655,000. Capital expenditures for dies, molds and patterns and machinery and equipment totaled $1,628,000 in 1997, compared to $1,996,000 in 1996 and $1,660,000 in
1995. Management projects an increase in capital expenditures during fiscal year 1998, as compared to fiscal year 1997, primarily relating to equipment enhancements and facilities for the development and production of new products. The Company expects to fund a major portion of these expenditures from cash generated from operations and by use of its bank credit facility. This is a forward-looking statement. See "Certain Factors" below.

     Net cash provided by financing activities in fiscal year 1997 was approximately $4,174,000, of which $3,969,000 was from a term loan with Bank of America to finance the acquisition of the Company's Australian subsidiary. During 1997, the Company increased its borrowing under the operating line of credit by approximately $2,050,000 primarily for current operations and material purchases.

     The Company has a $8,000,000 revolving line of credit and a $3,525,000 capital lease facility with Bank of America. At April 30, 1997, approximately $5,450,000 and $1,819,000 was outstanding under the revolving line of credit and the capital lease facility, respectively. The revolving line of credit expires on August 31, 1998, and the capital lease facility expires on December 31, 2001. In addition, the Company's subsidiary in the Netherlands has a 3,000,000 NLG (U.S. $1,829,000) credit facility with Mees Pierson, a financial institution in the Netherlands. At April 30, 1997, there was no outstanding balance on the Dutch credit facility.


Certain Factors
-----------------

    The preceding discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company faces a number of risks and uncertainties which could cause actual results or events to differ materially from those contained in any forward-looking statement. Factors that could cause or contribute to such differences include, but are not limited to, the following:

DELAY IN IMPLEMENTATION OF GOVERNMENT REGULATIONS
The market for alternative fueled vehicles and the demand for the Company's products are, to a significant degree, driven by local, state and federal regulations in the United States related to air quality and requiring conversion of motor vehicles to alternative fuels. The Company's international business is also affected by similar foreign governmental regulations. Delays in implementing these regulations could have an unfavorable impact on the Company.

DEPENDENCE ON ALTERNATIVE FUEL MARKET
Although the Company believes that there will be substantial growth in the market for alternative fueled engines, especially among fleet vehicle owners, there can be no assurance that such growth will materialize or, if such growth does occur, that it will result in increased sales of the Company's products. The Company's products are designed for gaseous alternative fueled vehicles, but not for alternative fuels such as electricity, reformulated gasoline, methanol and ethanol. If the major growth in the alternative fuel market is for such fuels, the Company will be adversely affected. At present, the lack of a well-developed infrastructure for the supply of alternative fuels is limiting growth in the alternative fuel engine market. Such an infrastructure is necessary for widespread use of alternate fuels.

DEPENDENCE ON NEW PRODUCTS
The Company believes that its future success is dependent upon its ability to design and market new fuel management products as well as enhance its existing products. It believes that the markets for its products will be characterized by rapidly changing technology, new product introductions and the entry of new competitors. The Company's ability to enhance existing products in a timely manner and to develop and introduce new products that incorporate new technologies, conform to increasingly stringent emission standards and achieve market acceptance in a timely manner will significantly affect its future performance.

FLUCTUATIONS IN OPERATING RESULTS
The Company's operating results are subject to annual and quarterly fluctuations as a result of a variety of factors, including without limitation, budget cycles and funding arrangements of governmental agencies, purchasing cycles of fleet operators, the uncertainty of timing of deliveries of vehicles to be upfitted, the timing of implementation of government regulations promoting alternative fuel vehicles, as well as general economic factors.

RISK OF INTERNATIONAL OPERATIONS
The Company operates in Europe and Australia and markets its products and technologies in other international markets, including both industrialized and developing countries. The Company's international operations are subject to various risks common to international activities, such as exposure to currency fluctuations, the inherent difficulty of administering business abroad and the need to comply with a wide variety of foreign import and United States export laws. The Company's competitiveness in overseas markets may be negatively impacted when there is a significant increase in the value of the dollar against foreign currencies where the Company does business.

COMPETITION
The Company believes that competition in the alternative fuel engine marketplace is increasing, particularly in the growing market for propane and natural gas fueled vehicle products. Many of the current competitors and potential future competitors are large, well-financed companies, with financial and marketing resources and research and development capabilities that are substantially larger than those of the Company.

ENTRY OF ORIGINAL EQUIPMENT MANUFACTURERS INTO MARKET
As the market for alternative fueled vehicles increases, original equipment manufacturers may find it advantageous to develop and produce their own fuel management equipment rather than purchasing such equipment from suppliers such as the Company. If this occurs, the demand for the Company's products could be adversely impacted.

ABILITY TO MEET OEM SPECIFICATIONS
In 1995 the Company began to offer complete alternative fuel systems, which include tanks, brackets, electronics and all other under-hood components required to convert a motor vehicle to alternative fuels. Customers for such systems require that they meet OEM standards. These requirements have resulted in increased development, manufacturing, warranty and administrative costs. If these costs increase significantly, the Company's profitability could be adversely affected.

DEPENDENCE ON QUALIFIED PERSONNEL
The Company is dependent upon a limited number of key management and technical personnel. In addition, as products become complex, the Company's future success will depend in part upon its ability to attract and retain highly qualified personnel.

INCREASED WARRANTY CLAIMS
Vehicle manufacturers are, in response to consumer demand, providing increasingly longer warranty periods for their products. Suppliers, such as the Company, are required to provide correspondingly longer product warranties. Consequently, the Company could incur substantially greater warranty claims in the future.

NEED TO COMPLY WITH GOVERNMENTAL REGULATIONS
The Company must obtain product certification from governmental agencies such as the Environmental Protection Agency and the California Air Resources Board to sell certain of its products in the United States automotive markets. A substantial portion of the Company's future sales will depend upon sales of fuel management products that are certified to meet existing and future air quality and energy standards. Although the Company believes its technologies will permit its existing and new products to meet these standards, there can be no assurance that this will occur.

ABILITY TO SECURE FUTURE DEVELOPMENT CONTRACTS
The Company has obtained funding under development contracts with original equipment manufacturers and governmental agencies to develop specified products. There can be no assurance that such funding will be obtainable in the future, the lack of which may significantly impact the Company's ability to develop and market new products and technologies.

PRODUCT LIABILITY
Although the Company carries and plans to continue to carry product liability insurance, there can be no assurance that such coverage is adequate or that adequate coverage will continue to be available or, if available, that it will be available at an acceptable cost.

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

(a)  Documents Filed As Part of This Report:
     ---------------------------------------

     (1)  Consolidated Financial Statements:
          ----------------------------------

             Report of independent auditors

             Consolidated balance sheets as of
             April 30, 1997 and 1996

             Consolidated income statements
             for the years ended April 30, 1997,
             1996 and 1995

             Consolidated statements of stockholders' equity for the years ended April 30, 1997, 1996 and 1995

             Consolidated statements of cash flows
             for the years ended April 30, 1997, 1996
             and 1995

             Notes to consolidated financial statements

     (2)  Supplemental Financial Statement Schedules:
          -------------------------------------------

             Schedule II  -  Valuation accounts

          All other schedules are omitted because the information is not applicable or is not material, or because the information is included in the consolidated financial statements or the notes thereto.

     (3)  Exhibits:
          ---------


    10.12 Employment Agreement dated April 1, 1997 between AirSensors, Inc and IMPCO Technologies
              Inc., as the Company, and Robert M. Stemmler, as the Employee.

     10.14    1996 Incentive Stock Option Plan


     11.1      Computation of net income per share.

     22.1      Subsidiaries of the Company.

     23.1      Consent of Ernst & Young LLP
               dated July 25, 1997.


          Executive Compensation Plans and Arrangements.
          ----------------------------------------------

          Employment Agreement dated April 1, 1997, between AirSensors, Inc. and IMPCO Technologies,
          Inc., as the Company, and Robert M. Stemmler, as the Employee - Exhibit 10.12.

          1991 Executive Stock Option Plan dated November 5,
          1991 among AirSensors, Inc., as the Company, and Bertram R. Martin, James J. Mantras and Dale L.
          Rasmussen, as Optionees - Exhibit 10.3

          1989 Incentive Stock Option Plan and Amendment to 1989 Incentive Stock Option Plan - Exhibits
          10.2 and 10.9, respectively.

          1996 Incentive Stock Option Plan - Exhibit 10.14.



(b)  Reports on Form 8-K.
     --------------------

     No reports were filed on Form 8-K during the last quarter of the Company's fiscal year covered by this report.

(c)  Exhibits
     --------

2.1    Agreement of Purchase and Sale of Stock by and
       among IMPCO Technologies, Inc., as buyer, and
       Centradas B.V., as Shareholder, dated as of
       October 31, 1995.                                            (10)

2.2    Shareholders Agreement for Technisch Bureau Media
       B.V. by and among IMPCO Technologies, Inc., and
       Centradas B.V., dated as of October 31, 1995.                (10)

2.3    Loan Agreement for Technisch Bureau Media B.V.,
       Technisch Bureau Media GmbH, Technique Media
       S.A.R.L. as borrowers and Depa Holding B.V.,
       as lendor, dated as of October 31,1995.                      (10)

2.4    Guarantee by and among, Depa Holding B.V., as
       lendor, IMPCO Technologies, Inc., as Shareholder
       and AirSensors, Inc., as Guarantor, dated as of
       October 31, 1995.                                            (10)

2.5    Deed of Sale of Business by and among IMPCO Technologies
       Pty Limited, as buyer, and Ateco Automotive Pty Limited,
       as seller, dated as of July 1, 1996.                         (12)

2.6    Deed of Release by and among IMPCO Technologies, Inc. and
       Ateco Automotive Pty Limited dated as of July 1, 1996.       (12)

2.7    Shareholders Agreement for Gas Parts (NSW) Pty Limited by
       and among IMPCO Technologies Pty Limited, Gas Parts Pty
       Limited and Gas Parts (NSW) Pty Limited, dated as of July
       4, 1996.                                                     (12)

2.8    Loan Agreement for IMPCO Technologies, Inc. as borrower,
       AirSensors, Inc., as Guarantor, and Bank of America Nattional Trust and Savings Association, as lendor, dated as of June
       25, 1996.                                                    (12)

2.9    Loan Agreement for IMPCO Technologies Pty Limited as
       borrower and Bank of America Pty Limited, as lendor,
       dated as of June 27, 1996.                                   (12)

3.1    Articles of Incorporation and Bylaws.                         (1)

3.2    Amended Certificate of Designation of AirSensors,
       Inc. establishing 1993 Series 1 Preferred Stock.              (5)

3.3    Certificate of Amendment of Certificate of
       Incorporation providing for limitation of
       directors' liability.                                         (3)

3.4    Certificate of Amendment of Certificate of
       Incorporation providing for the decrease in
       authorized shares of common stock from
       50,000,000 to 25,000,000.                                     (6)

10.1   Lease between L-W Income Properties and IMPCO
       Technologies, Inc. dated May 10, 1989.                        (2)

10.2   1989 Incentive Stock Option Plan.                             (3)

10.3   1991 Executive Stock Option Plan dated
       November 5, 1991, among AirSensors, Inc., as the
       Company, and Bertram R. Martin, James J. Mantras
       and Dale L. Rasmussen, as Optionees.                          (4)

10.4   First Amendment to Lease dated April 19, 1993,
       between L-W Income Properties and IMPCO
       Technologies, Inc.                                            (6)

10.5   Warrant to Purchase Shares of AirSensors, Inc.
       Common Stock issued to Cohig & Associates, Inc.
       expiring in March 9, 1998.                                    (6)

10.6   Warrant to Purchase Common Stock Purchase Warrants
       issued by AirSensors, Inc. to Cohig & Associates,
       Inc. expiring March 9, 1998.                                  (6)

10.7   Pursuant Agreement between AirSensors, Inc. and
       First Interstate Bank of Washington, N.A. dated
       as of March 8, 1993, establishing terms and
       conditions of Common Stock Purchase Warrants
       expiring March 10, 1996.                                      (6)

10.8   1993 Stock Option Plan for Nonemployee Directors              (7)

10.9   Amendment to 1989 Incentive Stock Option Plan                 (7)

10.10  Loan and Security agreement dated September 28,
       1994, between Bank of America National Trust
       and Savings, as lender, and IMPCO Technologies,
       Inc., as the borrower.                                        (8)

10.11  Lease Intended as Security dated September 28,
       1994, between BA Leasing and Capital Corporation,
       as lessor, and IMPCO Technologies, Inc., as lessee.           (8)

10.12  Employment Agreement dated April 1, 1997, between
       AirSensors, Inc. and IMPCO Technologies, Inc., as
       the Company, and Robert M. Stemmler, as the employee.        (13)

10.13  Amendment dated September 13, 1995 to Loan and
       Security agreement dated September 28, 1994,
       between Bank of America National Trust and Savings,
       as lender, and IMPCO Technologies, Inc., as the
       borrower.                                                    (11)

10.14  1996 Incentive Stock Option Plan                             (13)

11.1   Computation of net income per share.                         (13)

22.1   Subsidiaries of the Company.                                 (13)

23.1   Consent of Ernst & Young LLP dated July 25, 1997.            (13)

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

  (10)  Incorporated by reference from Form 8-K dated October 31,
        1995, and filed as Exhibit Numbers (2.1) through (2.4) thereunder.

  (11)  Incorporated by reference from Form 10-K for fiscal year
        1996.

  (12)  Incorporated by reference from Form 8-K/A dated July 1,
        1996, and filed as Exhibit Number (2.5) through (2.9) thereunder.

  (13)  Filed herewith.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AIRSENSORS, INC.

                                       By /s/ Robert M. Stemmler
                                           -------------------------------------
                                       Robert M. Stemmler,
                                       President &
                                       Chief Executive Officer
                                       Dated August 11, 1997


    Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                  Title                           Date
       ---------                  -----                           ----

   /s/Robert M. Stemmler        President,                      August 11, 1997
   -------------------------    Chief Executive Officer
                                and Director
                                (Principal Executive Officer)

   /s/ Thomas M. Costales       Chief Financial Officer          August 11, 1997
   -------------------------    and Treasurer
                                (Principal Financial Officer)

   /s/ Brian Olson              Corporate Controller             August 11, 1997
   -------------------------

   /s/ Rawley F. Taplett        Chairman of the Board            August 11, 1997
   -------------------------


                                Vice-Chairman of the Board
   -------------------------
   Edwin J. Schneebeck


   /s/ Peter B. Bensinger       Director                         August 11, 1997
   -------------------------


   /s/ Norman L. Bryan          Director                         August 11, 1997
   -------------------------

   /s/ V. Robert Colton
   -------------------------    Director                         August 11, 1997


   /s/ Paul Mlotok              Director                         August 11, 1997
   -------------------------


   /s/ Don Simplot              Director                         August 11, 1997
   -------------------------


   /s/ Douglas W. Toms          Director                         August 11, 1997
   -------------------------

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Board of Directors and Stockholders
AirSensors, Inc.

We have audited the accompanying consolidated balance sheets of AirSensors, Inc. as of April 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended April 30, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AirSensors, Inc. at April 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                     /s/ Ernst & Young LLP

Los Angeles, California
June 27, 1997, except for Note 14,
 as to which the date is August 11, 1997

                                   AIRSENSORS, INC.
                             CONSOLIDATED BALANCE SHEETS
                               April 30, 1997 and 1996
                                     -----------

                                        ASSETS
                                        ------
                                                     1997           1996
                                                 ------------   ------------
Current assets:
  Cash                                           $ 1,975,903    $   811,148

  Accounts receivable                             11,456,539      9,679,317
    Less allowance for doubtful accounts             288,111        165,322
                                                 ------------   ------------
       Net accounts receivable                    11,168,428      9,513,995
  Inventories:
     Raw materials and parts                       7,717,710      6,096,292
     Work-in-process                                 754,576        930,548
     Finished goods                                5,711,966      4,411,162
                                                 ------------   ------------
       Total inventories                          14,184,252     11,438,002
  Other current assets                             2,575,055      2,815,181
                                                 ------------   ------------
       Total current assets                       29,903,638     24,578,326


Equipment and leasehold improvements:
  Dies, molds and patterns                         4,272,220      3,297,764
  Machinery and equipment                          4,846,940      5,267,529
  Office furnishings and equipment                 4,130,351      2,895,187
  Leasehold improvements                           1,997,174      1,953,131
                                                 ------------   ------------
                                                  15,246,685     13,413,611
  Less accumulated depreciation and amortization   8,026,594      6,935,878
                                                 ------------   ------------
       Net equipment and leasehold improvements    7,220,091      6,477,733

Intangibles arising from acquisitions             11,351,802      7,915,314
  Less accumulated amortization                    2,950,805      2,689,397
                                                 ------------   ------------
       Net intangibles arising from acquisitions   8,400,997      5,225,917

Other assets                                       1,588,364      1,445,911
                                                 ------------   ------------
                                                 $47,113,090    $37,727,887
                                                 ------------   ------------
                                                 ------------   ------------

                              See accompanying notes.

                                   AIRSENSORS, INC.
                             CONSOLIDATED BALANCE SHEETS
                               April 30, 1997 and 1996
                                     (Continued)
                                     -----------

                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------

                                                     1997           1996
                                                 ------------   ------------
Current liabilities:
  Notes payable                                  $   328,839    $   541,398
  Accounts payable                                 4,538,243      3,532,070
  Accrued payroll obligations                      1,564,028      1,701,034
  Accrued warranty obligations                       275,760        469,639
  Income taxes payable                               563,947        706,057
  Other accrued expenses                           2,869,218      1,598,451
  Current portion of term loans                    1,515,585        716,932
                                                 ------------   ------------
    Total current liabilities                     11,655,620      9,265,581

Line of credit                                     5,450,000      3,400,000
Term loan - Bank of America NT&SA                  3,592,013      1,435,000
Term loan - DEPA Holding B.V.                      2,154,399      2,820,640
Other long term liabilities                        1,524,906      1,167,447

Minority interest                                    673,044        383,197

Commitments and contingencies                           -              -

Stockholders' equity:
  1993 Series 1 Preferred Stock, $0.01 par value,
    5,950 shares authorized, issued and
    outstanding $5,950,000 liquidation value       5,650,000      5,650,000
  Common stock, $.001 par value, authorized
    25,000,000 shares; 5,814,587 issued and
    outstanding at April 30, 1997
    (5,654,568 at April 30, 1996)                      5,815          5,655
  Additional paid-in capital relating to
     common stock                                 29,342,121     28,746,994
  Shares held in trust                                (8,814)           -
  Accumulated deficit                            (12,467,953)   (15,111,879)
  Foreign currency translation adjustment           (458,061)       (34,748)
                                                 ------------   ------------
    Total stockholders' equity                    22,063,108     19,256,022
                                                 ------------   ------------
                                                 $47,113,090    $37,727,887
                                                 ------------   ------------
                                                 ------------   ------------


                               See accompanying notes.

                                   AIRSENSORS, INC.
                          CONSOLIDATED STATEMENTS OF INCOME
                      Years ended April 30, 1997, 1996 and 1995
                                      ---------

                                      1997            1996            1995
                                  ------------    ------------    ------------
Revenue:
  Product sales                   $58,436,508     $48,487,480     $43,707,271
  Contract revenue                  3,391,528       3,087,229       1,523,952
                                  ------------    ------------    ------------
    Net revenue                    61,828,036      51,574,709      45,231,223

Costs and expenses:
  Cost of sales                    37,341,704      32,011,253      29,124,860
  Research and development expense  8,479,919       7,170,965       6,197,216
  Selling, general and
    administrative expense         11,156,547       8,260,778       6,369,632
                                  ------------    ------------    ------------
    Total costs and expenses       56,978,170      47,442,996      41,691,708

Operating income                    4,849,866       4,131,713       3,539,515

Financing charges                   1,100,449         503,886         292,024
                                  ------------    ------------    ------------
Income before income taxes and
  minority interest in income of
  consolidated subsidiary           3,749,417       3,627,827       3,247,491

Provision (benefit) for
  income taxes                        262,459     (1,348,616)         280,000

Minority interest in income of
  consolidated subsidiary             261,667         305,568            -
                                 ------------    ------------     ------------
Net Income before Dividends         3,225,291       4,670,875       2,967,491

Dividends on preferred stock          581,365         609,875         547,895
                                  ------------    ------------    ------------
Net income                        $ 2,643,926     $ 4,061,000     $ 2,419,596
                                 ------------    ------------     ------------
                                 ------------    ------------     ------------
Net income per common share:
      Primary                           $ .45           $ .65           $ .40
                                 ------------    ------------     ------------
                                 ------------    ------------     ------------
      Fully diluted                     $ .45           $ .63           $ .40
                                 ------------    ------------     ------------
                                 ------------    ------------     ------------

Number of shares used in
  per share calculation:
      Primary                       6,792,548       6,647,993       6,566,022
                                 ------------    ------------     ------------
                                 ------------    ------------     ------------
      Fully Diluted                 6,792,548       7,771,482       6,566,022
                                 ------------    ------------     ------------
                                 ------------    ------------     ------------


                               See accompanying notes.

                                   AIRSENSORS, INC.
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      Years ended April 30, 1997, 1996 and 1995
                                      ---------


                                        1997            1996            1995
                                    ------------    ------------    ------------
1993 Series 1 Preferred Stock:
 Beginning balance                  $ 5,650,000     $ 5,650,000     $ 5,650,000
                                    ------------    ------------    ------------
       Ending balance                 5,650,000       5,650,000       5,650,000

Common Stock:
 Beginning balance                        5,655           5,641           5,577
  Issuance of common stock
   (13,198, 62,422, and 90,641 shares,
   respectively) resulting from the
   exercise of options pursuant to
   the stock option plans                    139             14              62
  Issuance of common stock
   (2,350 shares) resulting
   from the exercise of warrants              21              -               2
                                    ------------    ------------    ------------
      Ending balance                      5,815           5,655           5,641

Additional paid-in-capital:
 Beginning balance                   28,746,994      28,660,181      28,256,861
  Issuance of common stock
   resulting from the exercise
   of options pursuant to the
   stock option plans                   439,335          86,813         350,185
  Issuance of common stock
   resulting from the exercise
   of warrants                          155,792               -          17,625
  Reduction in current tax liability
   related to stock options                   -               -          35,510
                                    ------------    ------------    ------------
      Ending balance                 29,342,121      28,746,994      28,660,181

Treasury Stock                           (8,814)              -               -

Deficit:
 Beginning balance                  (15,111,879)    (19,172,879)    (21,592,475)
  Net income applicable
   to common stock                    2,643,926       4,061,000       2,419,596
                                    ------------    ------------    ------------
      Ending balance                (12,467,953)    (15,111,879)    (19,172,879)

Foreign currency translation
 adjustment                            (458,061)        (34,748)              -
                                    ------------    ------------    ------------

Total stockholders' equity          $22,063,108     $19,256,022     $15,142,943
                                    ------------    ------------    ------------
                                    ------------    ------------    ------------


                               See accompanying notes.

                                   AIRSENSORS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Years ended April 30, 1997, 1996 and 1995
                                      ---------

                                        1997            1996            1995
                                    ------------    ------------    ------------
Cash flows from operating activities:
 Net income                          $3,225,291      $4,670,875      $2,967,491
 Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Amortization of intangibles
    arising from acquisition            263,998         239,639         235,096
   Depreciation and other
    amortization                      2,452,594       1,774,695       1,328,054
   Increase in accounts receivable   (2,750,026)     (2,578,110)     (2,989,467)
   Increase in inventories             (385,003)     (1,158,391)     (1,130,359)
   Increase in deferred tax asset      (272,856)     (1,700,000)            -
   Increase in accounts payable          58,508         978,963         717,360
   Increase in accrued expenses         799,321         266,570         399,028
   Other, net                            26,201        (299,517)       (157,295)
                                    ------------    ------------    ------------
Net cash provided by
  operating activities                3,418,028       2,194,724       1,369,908

Cash flows from investing activities:
  Purchase of equipment and
    leasehold improvements           (1,628,158)     (1,995,981)     (1,660,022)
  Investment in Media                       -        (1,965,678)            -
  Investment in Impco Pty            (4,654,794)            -               -
  Deferred software production costs        -          (430,597)       (470,192)
  Other, net                            186,610        (528,020)        131,880
                                     ------------    ------------   ------------
Net Cash Used in
  investing activities               (6,096,342)     (4,920,276)     (1,998,334)

Cash flow from financing activities:
  Net borrowings
    in lines of credit                2,050,000       2,400,000          82,710
  Payments on notes payable          (1,083,615)       (508,833)       (495,589)
  Proceeds from issuance of
    notes payable                       558,685         643,818         582,667
  Proceeds from issuance of
    common stock                        595,288          86,828         403,384
  Payments on term loan              (1,035,454)       (334,656)       (332,800)
  Proceeds from issuance of
    bank term note                    3,968,750       2,050,000             -
  Payment of other long-term
    liabilities                        (297,961)       (256,072)       (103,063)
  Dividends on preferred stock         (581,365)       (609,875)       (547,895)
                                    ------------    ------------    ------------
Net cash provided by (used in)
  financing activities                4,174,328       3,471,210        (410,586)
                                    ------------    ------------    ------------

Translation Adjustment                 (331,259)            -               -

Net increase (decrease) in cash       1,164,755         745,659      (1,039,012)
Cash beginning of year                  811,148          65,489       1,104,501
                                    ------------    ------------    ------------
Cash at end of year                 $ 1,975,903      $  811,148     $    65,489
                                    ------------    ------------    ------------
                                    ------------    ------------    ------------


                               See accompanying notes.

                                   AIRSENSORS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            April 30, 1997, 1996 and 1995


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) BASIS OF PRESENTATION AND DESCRIPTION OF THE BUSINESS - The consolidated financial statements of AirSensors, Inc. (the Company) include the accounts of the Company and it's subsidiaries, including IMPCO Technologies, Inc. (IMPCO), and IMPCO's majority owned subsidiary Impco Europe Media B.V. (Media) and its wholly owned subsidiary IMPCO Technologies, Pty, Ltd (Impco
Pty). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company is engaged in the design, manufacturing and marketing of gaseous fuel delivery systems and related devices that allow internal combustion engines to operate on alternative fuels, primarily propane and natural gas. Worldwide the Company's products are sold to distributors and original equipment manufacturers (OEMs).

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

    (f) WARRANTY COSTS - The Company provides warranties on its products by recognizing a charge to cost of sales, to cover future warranty obligations. Estimates are based, in part, on historical experience.

                                   AIRSENSORS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            April 30, 1997, 1996 and 1995

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

    (i) MINORITY INTEREST IN SUBSIDIARY - In October 1995, IMPCO purchased 51 percent of Media. In July 1996, IMPCO acquired Impco Pty which included a 50 percent share in a subsidiary (Gas Parts, NSW.) Minority interest represents the minority shareholder's proportionate share of equity in Media and the Impco Pty subsidiary. The amounts in minority interest at April 30, 1997 represent 49 percent of the equity held by the single minority shareholder in Media and 50 percent of the equity held by the single minority shareholder in Gas Parts, NSW.

    (j) NET INCOME PER SHARE - Net income per share was computed in accordance with the modified treasury stock method. Primary income per share is computed by dividing net income applicable to common stock, by the weighted average number of common shares and, if dilutive, all common stock equivalents outstanding. Common stock equivalents include the Company's outstanding stock options and warrants. Fully diluted income per share is computed based on the weighted average number of common shares, all common stock equivalents, and if dilutive, shares issued upon conversion of preferred stock. During the twelve months and three months ended April 30, 1997, shares assumed to be issued upon conversion of the Company's preferred stock were anti-dilutive and were excluded in the calculation of fully diluted earnings per share.

                                   AIRSENSORS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            April 30, 1997, 1996 and 1995

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

    (k) STOCK BASED COMPENSATION - In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting of Stock Based Compensation", which established accounting and reporting standards for stock based employee compensation plans effective in 1996. SFAS 123 encourages entities to adopt the new method ("fair value based method") of accounting; however it also allows an entity to continue to measure compensation cost prescribed under existing rules ("intrinsic value based method") prescribed by Accounting Principle Board No.
25. Such entities who elect to remain on the "intrinsic value based" method must make certain pro forma disclosures as if the new fair value method had been applied (see note 7).

    (l)  IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED
OF - During the first quarter of 1997, the company adopted SFAS No. 121 "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" which established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets. The Statement requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment (significant decrease in market value of an asset, significant change in extent or manner in which the asset is used or significant physical change to the asset) are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. During fiscal year 1997, the Company did not experience any significant changes in the business climate or in the use of assets that would require the Company to write down the value of the assets recorded in the balance sheet. The adoption of SFAS No.121 did not have a material effect on the consolidated financial position or results of operations of the Company.

                                   AIRSENSORS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            April 30, 1997, 1996 and 1995

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

    (m) USE OF ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    (n) RECLASSIFICATIONS - Certain reclassifications have been made to the fiscal year 1995 and 1996 consolidated financial statements to conform to the fiscal year 1997 presentation.

    (o) FOREIGN CURRENCY TRANSLATION - Assets and liabilities of the company's foreign subsidiaries are generally translated at current exchange rates, and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a currency component in shareholders' equity.

    Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except those transactions which operate as a hedge of an identifiable foreign currency commitment or as a hedge of a foreign currency investment position, are included in the results of operations as incurred.

    (p) FAIR VALUE OF FINANCIAL INSTRUMENTS - The following assumption was used by the Company in estimating its fair value disclosures for long-term debt as defined by the Financial Accounting Standards Board (FASB) Statement No. 107, "Disclosure about Fair Value of Financial Instruments". The carrying value of the Company's long-term debt approximates its fair value since the interest rates on the debt are reset at intervals not to exceed twelve months.

2.  ACQUISITION

                                   AIRSENSORS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            April 30, 1997, 1996 and 1995

    (a) ATECO AUTOMOTIVE PTY. LTD.

    On July 1, 1996, the Company acquired certain assets of Ateco Automotive Pty. Ltd. ("Ateco") for approximately $6,532,000. Ateco, an Australian private company, has distributed IMPCO's gaseous fuel carburetion systems and related devices for use with internal combustion engines since 1969 through it Gas Division near Melbourne, Australia.

                                   AIRSENSORS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            April 30, 1997, 1996 and 1995

2.  ACQUISITION, continued
    (a) ATECO AUTOMOTIVE PTY. LTD., continued

    In order to effectuate the transaction, IMPCO established a wholly owned subsidiary in Australia, Impco Technologies Pty. Limited (Pty). The acquisition of Ateco has been accounted for under the purchase method of accounting and the acquired operations have been included in the consolidated financial statements since the date of acquisition. The assets acquired by Impco Pty. primarily consist of receivables, inventory, equipment, a note, business goodwill, distribution rights in Australia, and a 50% interest in Ateco's sub-distributor. The amount of the consideration was determined through negotiations between Ateco and Impco Pty.

    The purchase price was financed through approximately $4,000,000 of term loans provided by Bank of America NT&SA and its Sydney Australia Branch (See note 3(a)(iii)). The term loans are both three-year loans with a five-year amortization schedule and interest at market rates. In addition, accounts receivable due to IMPCO by Ateco, totaling approximately $1,852,000, were offset against the purchase price. The balance of the purchase price was paid with proceeds from IMPCO's existing line of credit with Bank of America NT&SA. The Company recognized approximately $3,601,000 of intangible assets arising from acquisition which will be amortized over 20 years. The purchase price allocation is based on management's best estimates at the acquisition date. The tangible assets and liabilities have been recorded at their estimated fair values as of the date of acquisition as follows:

                                                          Value
                                                        ---------

            Accounts receivable                         $398,399
            Inventory                                  2,265,589
            Equipment                                     44,879
            Notes Receivable                             158,200
            Other assets                                  49,930
                                                        ---------
                                                       2,916,997

            Accrued payroll and related expenses        (17,959)
                                                        ---------

            Net tangible assets                       $2,899,038
                                                        ---------
                                                        ---------

                                   AIRSENSORS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            April 30, 1997, 1996 and 1995


2.  ACQUISITION, continued
    (a) ATECO AUTOMOTIVE PTY. LTD., continued

    The following table presents the unaudited pro forma consolidated results of operations as if the acquisition had occurred at the beginning of each period.

                                                  YEAR ENDED APRIL 30,
                                              --------------------------
                                                  1997            1996
                                              -----------   ------------

    Revenue                                   $62,703,000   $ 56,908,000
    Net income applicable to common stock       2,622,000      3,946,000
    Net income per share:
    Primary                                           .44            .64


    The proforma consolidated results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchase actually been made at the beginning of the respective periods or of results which may occur in the future.

    (b) MEDIA

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

    The acquisition was financed through a term loan provided by Bank of America which will be repaid over a five-year period with interest at market rates [See Note 3(a)(ii)]. The acquisition of Media has been accounted for under the purchase method of accounting and has been included in the consolidated financial statements since October 31, 1995, the date of acquisition. The Company recognized $2,100,000 of intangible assets arising from acquisition which will be amortized on the straight-line method over 20 years. The tangible

                                   AIRSENSORS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            April 30, 1997, 1996 and 1995

2.  ACQUISITION, continued
    (b) MEDIA, continued

assets and liabilities of Media have been recorded at their estimated fair market values at the date of the acquisition as follows:

                                                         Value
                                                     ------------
            Cash                                    $     57,747
            Accounts receivable                        1,808,609
            Inventory                                  3,062,545
            Equipment                                    591,109
            Other assets                                 171,691
                                                     ------------
                                                       5,691,701

                                                      (2,021,422)
            Accounts payable and accrued expense (2,693,283) Term loan - DEPA Holding B.V.
            Other liability - DEPA Holding B.V.         (810,561)
                                                     ------------
            Net tangible assets                     $    166,435
                                                     ------------
                                                     ------------

                                   AIRSENSORS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            April 30, 1997, 1996 and 1995

3.  DEBT PAYABLE

    (a)  BANK OF AMERICA NT&SA

    On June 26, 1996 IMPCO amended its credit facility with Bank of America NT&SA by extending the term of the revolving line of credit for a twelve month period ending August 31, 1998 and expanding the facility to include a $2,000,000 term loan for the acquisition of Ateco (now Impco Pty.). Including the $8,000,000 revolving line of credit, the $3,525,000 capital lease facility and the $2,050,000 term loan for the acquisition of Media, the total Bank of America credit facility was $15,575,000 at April 30, 1997.

         (i)  REVOLVING LINE OF CREDIT

    The revolving line of credit carries interest, payable monthly, at a fluctuating per annum rate equal to the Bank of America reference rate (which was 8.5% on April 30, 1997). The Company may elect to have all or portions of the line bear interest at an alternative interest rate (Offshore rate which was 7.43% on April 30, 1997) agreed upon by the Bank and IMPCO for periods of not less than 30 days nor more than one year. At April 30, 1997, $5,000,000 of the total outstanding line of credit balance of $5,450,000 was subject to the offshore rate. The remaining $450,000 was subject to the reference rate.

    The unused portion of the line of credit is subject to a commitment fee of .1875% per annum. It is management's intent to renew the amount of its present long-term obligation under the revolving line of credit for an uninterrupted period extending beyond one year from the balance sheet date.

    The line may be used for financing commercial letters of credit with a maximum maturity of 180 days and standby letters of credit with a maximum maturity of five years not to extend beyond April 30, 2001. The amount of letters of credit outstanding at any one time may not exceed $2,000,000 for commercial letters of credit and $750,000 for standby letters of credit. At April 30, 1997, $375,000 was outstanding on the standby letter of credit. The maximum amount available at any one time on the revolving line of credit and the commercial letters of credit is $8,000,000.

                                   AIRSENSORS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            April 30, 1997, 1996 and 1995

3.  DEBT PAYABLE, continued

    (a)  BANK OF AMERICA NT&SA, continued

         (ii) TERM LOAN FOR ACQUISITION OF MEDIA

    The term loan carries interest, payable on a monthly basis, at the Bank's reference rate. The Company may elect to have all or portions of the term loan bear interest at an alternative interest rate agreed upon by the Bank and IMPCO for periods of not less than 30 days nor more than one year. The alternative interest rate is based on the Offshore rate plus 1.50%. Each alternative rate portion must be for an amount not less than $500,000 and may not include any portion of principal which is scheduled to be repaid before the last day of the applicable interest period. At April 30, 1997, the total outstanding balance of $1,435,000 was subject to the offshore rate at 7.18%. The term loan is to be repaid in eighteen consecutive quarterly installments of $102,500 (principal only). The term loan may be prepaid, with payments applied in inverse order of maturity, in whole or in part, at any time.

         (iii)    TERM LOAN FOR THE ACQUISITION FOR ATECO

    The term loan carries interest, payable on a monthly basis, at the Bank's reference rate. The Company may elect to have all or portions of the term loan bear interest at an alternative interest rate agreed upon by the Bank and IMPCO for periods of not less than 30 days nor more than one year. The alternative interest rate is based on the Offshore rate plus 2.10%. Each alternative rate portion must be for an amount not less than $500,000 and may not include any portion of principal which is scheduled to be repaid before the last day of the applicable interest period. At April 30, 1997, the total outstanding balance of $1,700,000 was subject to the offshore rate of 7.78%. The term loan is to be repaid in eleven consecutive quarterly installments of $100,000 (principal only) through July 31, 1999 at which time the remaining principal balance plus any outstanding interest is due. The term loan may be prepaid, with payments applied in inverse order of maturity, in whole or in part, at any time.

         (iv)   CAPITAL LEASE FACILITY

    The capital lease facility is available in incremental draws of $50,000 or more to finance acquisitions of equipment such as machinery, dies, molds, office furniture, and motor vehicles. At April 30,

                                   AIRSENSORS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            April 30, 1997, 1996 and 1995

3.  DEBT PAYABLE, continued

    (a)  BANK OF AMERICA NT&SA, continued

         (iv) CAPITAL LEASE FACILITY, continued

1997, approximately $1,819,000 was outstanding and approximately $1,043,000 was available under the capital lease facility. Each draw is to be repaid in twenty consecutive quarterly installments. Each draw bears interest at either a variable rate or fixed rate of interest. The fixed rate of interest is the U.S. Treasury note bond-equivalent yield per annum corresponding to the number of months remaining on the draw, plus 2.899 percentage points. The variable rate of interest is equal to Bank of America's London Branch 3-month LIBOR rate plus
2.45 percentage points. At April 30, 1997, all draws were subject to the variable rate of interest. The long-term and short-term portions of the capital lease facility are included in other long term liabilities and other accrued expenses, respectively, on the Company's balance sheet.

    If the Company exercises an early termination option before the scheduled expiration date of a capital lease, a termination charge will be assessed. The termination charge is a sliding percentage (not to exceed 5%) of the balance on the lease at time of termination.

         (v)  LOAN COVENANTS AND COLLATERAL

    The Bank of America credit facility contains certain restrictions and financial covenants, including liquidity, tangible net worth and cash flow coverage thresholds, as well as limitations on other indebtedness, and is secured by substantially all of the Company's assets. At April 30, 1997, the Company was in compliance with all covenants.

    (b)  TERM LOAN - DEPA HOLDING B.V.

    At the date of acquisition Media had a term loan payable in the amount of 4,250,000 Dutch Guilders (U.S. $ 2,693,000). On January 29, 1996, Media's
term-loan from DEPA was increased by 1,279,000 Dutch Guilders (U.S. $766,000) to
reflect Media's current year earnings prior to the acquisition.   Interest on
the term loan is payable quarterly. Media may elect a rate of interest for a three, six or twelve month period based on the Amsterdam Interbank Offer Rate (AIBOR), plus 1%, or a sixty month interest period based on a preferred rate of interest at a major Netherlands bank, plus 1%. Once an interest period is elected, it may not be lengthened or shortened. If an interest period is not elected, the default interest period is three

                                   AIRSENSORS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            April 30, 1997, 1996 and 1995

3.  DEBT PAYABLE, continued

    (b)  TERM LOAN - DEPA HOLDING B.V., continued

months. As of April 30, 1997, the outstanding principal balance on the term-loan was 4,760,000 Dutch Guilders (U.S. $2,442,000) and was subject to the annual interest rate of 4.11%. The remaining balance is to be repaid in thirty-four additional quarterly principal installments of 140,000 Dutch Guilders (U.S. $72,000).

    (c)  CREDIT FACILITY - MEES PIERSON

    In February of 1996, Media secured a 3,000,000 Dutch Guilder (U.S. $1,829,000) revocable credit facility with Mees Pierson, a financial institution in the Netherlands. The interest rate is determined weekly based on a weighted average of several money market indices. Media's borrowings under this facility may not exceed the combined total of a specified amount of its accounts receivable (70% of book value) and inventory (50% of book value). At April 30, 1997, the interest rate was 4.625% and there was no outstanding balance on the credit facility (U.S. $1,538,856 was available at April 30, 1997).

    (d)  TERM LOAN - BANK OF AMERICA, AUSTRALIA

    On June 27, 1996, Impco Technologies, Pty Ltd. obtained a credit facility from Bank of America NT&SA, Sydney Branch, in the amount of A$2,500,000
(U.S. $1,934,000) to be used to purchase certain assets of Ateco Automotive Pty Ltd. The loan carries interest, payable on a quarterly basis, at the Bank Bill Buying Rate plus 2.10% (which was 8.24% on April 30, 1997). The loan is to be repaid in eleven quarterly installments of A$125,000 (U.S. $97,000), principal only, commencing on September 30, 1996. On June 30, 1999, Impco Pty will repay the remaining principal balance plus any interest then due. The term loan may be prepaid provided the Bank is notified at least 30 days in advance of the amount of the prepayment, which must be in minimums of A$250,000 (U.S. $193,000) and multiples of A$125,000 (U.S. $97,000). The payments will be applied in reverse order of maturity. At April 30, 1997, the outstanding balance of the term loan was A$2,125,000 (U.S. $1,657,000).

                                   AIRSENSORS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            April 30, 1997, 1996 and 1995

4.  INCOME TAXES


The provision (benefit) for income taxes consists of the following:

                                          FISCAL YEARS ENDED APRIL 30,
                                 -----------------------------------------------
                                     1997             1996             1995
Current:                         --------------   -------------    -------------
    Federal                     $     79,065     $      32,352    $      91,000
    State                             23,828           (29,966)         189,000
    Foreign                          432,422           348,998            -
                                 --------------   -------------    -------------
                                     535,315           351,384          280,000
                                 --------------   -------------    -------------
                                 --------------   -------------    -------------
Deferred:
    Federal                         (272,856)       (1,600,000)           -
    State                              -              (100,000)           -
    Foreign                            -                 -                -
                                 --------------   -------------    -------------
                                    (272,856)       (1,700,000)         280,000
                                 --------------   -------------    -------------
                                 --------------   -------------    -------------
Total provision (benefit)
  for income taxes:             $    262,459     $  (1,348,616)   $     280,000
                                 --------------   -------------    -------------
                                 --------------   -------------    -------------

    The current provision (benefit) for income taxes for fiscal years 1997, 1996 and 1995 has been reduced by the utilization of approximately $3,953,000, $1,650,000 and $3,800,000 of federal net operating loss carryforwards, respectively. During fiscal years 1997, 1996 and 1995, the current provision for state taxes was reduced by the utilization of approximately $246,000, $140,000 and $112,000, respectively, of investment and/or research tax credits. In addition, in fiscal year 1996 a state income tax refund of approximately $82,000 was applied to the 1996 provision.

    During the fourth quarter of fiscal year 1996, the Company reevaluated the valuation allowance for its deferred tax assets. Based on this reevaluation, which considered among other items projections as to future taxable income, the Company determined that the valuation allowance should be reduced by

                                   AIRSENSORS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            April 30, 1997, 1996 and 1995

4.  INCOME TAXES, continued

$1,700,000 principally due to the presumed future use of federal net operating loss carryforwards. This reduction in the valuation allowance is reflected in the deferred tax benefit for fiscal year 1996. During the fourth quarter of fiscal year 1997, the Company reevaluated the valuation allowance for its deferred tax assets. Based on this reevaluation, which considered among other items, projections as to future taxable income, the Company determined that the valuation allowance should be reduced by $1,559,000 principally due to the presumed future use of federal net operating loss carryforwards. This reduction in the valuation allowance is reflected in the deferred tax benefit for fiscal year 1997.

    A reconciliation of income taxes computed at the federal statutory income tax rate to income taxes reported in the consolidated statements of income is as follows:

                                                    FISCAL YEARS ENDED APRIL 30,
                                                ------------------------------
                                                  1997      1996      1995
                                                --------   --------  ---------

   Federal statutory income tax rate             34.0%     34.0%     34.0%
   Permanent differences                          4.0%       3.0       3.0
   Benefit of net operating loss
     carryforward                                (38.0)    (15.4)    (35.0)
   Federal alternative minimum tax                 2.1        .9       2.8
   State tax, net                                   .6      (3.7)      3.8
   Foreign tax, net                                4.9        .5       -
   Recognition of Deferred Tax Asset               -       (56.5)      -
                                                --------   --------  ---------
            Effective tax rate                     7.6%    (37.2)%     8.6%
                                                --------   --------  ---------
                                                --------   --------  ---------

    The components of the Company's deferred tax liabilities and assets and the related valuation allowance is as follows:

                                   AIRSENSORS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            April 30, 1997, 1996 and 1995

4.  INCOME TAXES, continued

                                                      YEARS ENDED APRIL 30,
                                                 ---------------------------
                                                    1997           1996
                                                 ------------   ------------
   Deferred tax liabilities:
       Tax over book depreciation               $  (866,000)   $  (336,000)
       Other                                        (53,000)      (453,000)

                                                 ------------   ------------
                                                   (919,000)      (789,000)
                                                 ------------   ------------
   Deferred tax assets:
       Net operating loss carryforwards           1,234,000      2,557,000
       Tax credit carryforwards                   1,564,000      1,158,000
       Inventory reserves                           224,000        150,000
       Other provisions for estimated expenses      380,000        693,000
                                                 ------------   ------------
                                                  3,402,000      4,558,000
                                                 ------------   ------------

   Gross deferred tax asset                       2,483,000      3,769,000
   Valuation allowance                             (510,000)    (2,069,000)
                                                 ------------   ------------
   Net deferred tax asset recognized            $ 1,973,000    $ 1,700,000
                                                 ------------   ------------
                                                 ------------   ------------


    The valuation allowance decreased during fiscal years 1997 and 1996 principally due to the use of net operating loss carryforwards in the current fiscal year and the presumed use of net operating loss carryforwards in future years.

    For federal income tax purposes, at April 30, 1997, the Company had net operating loss carryforwards of approximately $3,600,000 available to offset future taxable income which will expire in fiscal years 2000 through 2007. Also, the Company has a general business tax credit carryforward available for federal income tax purposes of approximately $1,279,000 which, if not utilized, will expire by fiscal year 2012. Additionally, the Company has an alternative minimum tax credit carryforward available for federal income tax purposes of approximately $285,000 which does not expire for tax reporting purposes.

                                   AIRSENSORS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            April 30, 1997, 1996 and 1995

5.  COMMITMENTS AND CONTINGENCIES

    (a)  LEASES

    The Company has certain noncancelable operating leases for facilities and equipment, and noncancelable capital leases for machinery, equipment and motor vehicles. Future minimum lease commitments under noncancelable leases are as follows:


                                                     Lease Obligations
                                              --------------------------------
   Fiscal years ending April 30,                  Capital         Operating
    -----------------------------             --------------    --------------
       1998                                  $      660,983     $     711,734
       1999                                         684,698           668,924
       2000                                         582,572           236,834
       2001                                         324,374           119,338
       2002                                          90,595             4,500
                                              --------------    --------------
   Total minimum lease payments                   2,343,222    $    1,741,330
                                                               --------------
                                                               --------------
   Less imputed interest                            342,994
                                             --------------
   Present value of future minimum
       lease payments                             2,000,228
   Less current portion                             506,325
                                             --------------
   Long-term capital lease obligation        $    1,493,903
                                             --------------
                                             --------------


    Total rental expense under the operating leases for the fiscal years ended April 30, 1997, 1996 and 1995 was $903,000, $632,000, and $557,000,
respectively.  IMPCO currently leases a facility in Cerritos, California at an
annual cost of approximately $460,000.   The facility lease is a non-cancelable
operating lease ending May 1999, with two five-year renewable options. Media leases a facility in Rijswijk, Holland at an annual cost of approximately $100,000. The facility lease is a non-cancelable operating lease ending October 31, 2000, with a five-year renewal option. Impco Pty leases a facility in Cheltenham, Australia at an approximate annual cost of $42,000. The lease is a non-cancelable operating lease ending May 31, 2001 with a four-year renewal option.

    During fiscal year 1996, IMPCO increased its $2,600,000 capital lease facility to $3,525,000 to finance acquisitions of equipment such as machinery, dies, molds and patterns, office furniture and fixtures and motor vehicles. At April 30, 1997 and 1996 respectively, approximately $1,819,000 and $1,387,000 had been borrowed under the capital lease facility.

                                   AIRSENSORS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            April 30, 1997, 1996 and 1995

5.  COMMITMENTS AND CONTINGENCIES, continued

    (b)  CONTINGENCIES

    The Company is currently subject to certain legal proceedings and claims arising in the ordinary course of business. Based on discussions with legal counsel, management does not believe that the outcome of any of these matters will have a materially adverse effect on the Company's consolidated financial statements.

6.  STOCKHOLDERS' EQUITY

    (a)  1993 SERIES 1 PREFERRED STOCK

    The holders of the Company's' 1993 Series 1 Preferred Stock (1993
Preferred) are entitled to receive annual cumulative dividends of up to $105 per share and not less than $80 per share ($100 per share at April 30, 1997). The dividend rate, which is adjusted on the first day of each calendar quarter, is based on the Seafirst Bank prime rate of interest plus 1.5% (assuming a deemed principal value of $1,000 per share). Holders of 1993 Preferred are entitled to vote on all matters brought before the common stockholders and have the number of votes equal to the number of full shares of common stock into which the 1993 Preferred could then be converted.

    The 1993 Preferred is convertible into common stock at the option of the holders by dividing the then conversion price into its liquidation value of $1,000 for each share being converted. At April 30, 1997, the conversion price was $5.30 per share. The conversion price decreases if additional shares of common stock are issued for a consideration per share less than the then conversion price.

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

                                   AIRSENSORS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            April 30, 1997, 1996 and 1995

6.  STOCKHOLDERS' EQUITY, continued

    (a)  1993 SERIES 1 PREFERRED STOCK, continued

common stock if the average market price for the common stock for the immediately preceding 30 trading days equals or exceeds the conversion price then in effect and the Company pays all accrued dividends.

    (b)  WARRANTS TO PURCHASE COMMON STOCK

    During fiscal year 1993, 1,725,000 common stock purchase warrants (1993 Warrants) were issued in a public offering. Two 1993 Warrants entitle the holder to purchase one share of the Company's common stock for $7.50. Effective November 7, 1996, the Company voluntarily extended the expiration date of the 1993 Warrants from March 7, 1997 to March 7, 1998. The holders of
1993 Warrants are not entitled to vote, to receive dividends or to exercise any of the rights of stockholders for any purpose. The 1993 Warrants contain registration rights and antidilutive clauses. The Company has the right, at its discretion, to call all of the 1993 Warrants for redemption on 45 days' prior written notice at a redemption price of $0.10 per warrant if (i) the closing bid price of the Company's common stock exceeds the warrant exercise price by at least 50% during a period of at least 20 of the 30 trading days immediately preceding the notice of redemption and (ii) the Company has in effect a current registration statement covering the common stock issuable upon exercise of the warrants. If the Company elects to exercise its redemption right, holders of warrants may either exercise their warrants within 45 days or tender their warrants to the Company for redemption. At April 30, 1997, 1,678,750, warrants of this type were outstanding.

    In connection with the 1993 public offering, the Company issued two types of warrants to the underwriters. One entitles the holders to purchase up to 150,000 shares of the Company's common stock at a purchase price of $6.25 per share at any time prior to March 10, 1998. These warrants provide certain registration rights and contain antidilutive clauses. The other entitles the holders to purchase up to 150,000 common stock purchase warrants at a purchase price of $0.001 per warrant. Two of these common stock

                                   AIRSENSORS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            April 30, 1997, 1996 and 1995

STOCKHOLDERS' EQUITY, continued

    (b)  WARRANTS TO PURCHASE COMMON STOCK, continued

purchase warrants entitle the holders to purchase one share of the Company's common stock for $7.50 any time prior to March 10, 1998. Except for the expiration date, these warrants have the same rights and restrictions as the 1993 Warrants. At April 30, 1997, all of these warrants were outstanding.

    At April 30, 1997, the Company also had the following outstanding warrants which entitled the holders to purchase the Company's common stock at various specified prices for each outstanding warrant. The following table sets forth the expiration dates, number of warrants and the respective exercise prices of these warrants.
         Expiration                  Number
            Date                  of warrants         Exercise price
         ----------               -----------         --------------

         Fiscal 1998                166,667                $4.50

In March 1997, 80,321 warrants with an exercise price of $7.47 expired. The Company had 246,988 outstanding warrants of this type as of April 30, 1996 and 1995. These warrants have certain antidilutive clauses.

    (c)  STOCK OPTIONS

    As of April 30, 1997, 1996 and 1995, the Company had outstanding stock options of 902,811, 841,303 and 798,335, respectively, to purchase shares of common stock.

                                   AIRSENSORS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            April 30, 1997, 1996 and 1995

6.  STOCKHOLDERS' EQUITY, continued

    (c)  STOCK OPTIONS, continued

    1996 INCENTIVE STOCK OPTION PLAN

    During fiscal year 1997, the Company adopted the 1996 Incentive Stock Option Plan. Options for up to 250,000 shares of common stock may be issued to eligible employees. Options vest at a rate of 40% after the first two years following the date of grant and 20% each year thereafter so that the employee is 100% vested in the option after 5 years. Further information relating to this plan is as follows:

                                         Option price
                                            per share      April 30, 1997
                                        ---------------    --------------


    Granted                            $6.25 to $8.75           218,118
    Relinquished                       $6.25 to $8.75            (5,535)
                                                                -------
    Ending balance $6.25                                        212,583
                                                                -------

    Exerciseable at April 30                                       -
                                                                -------
                                                                -------
    Shares available for future grant                            37,417
                                                                -------
                                                                -------

1993 STOCK OPTION PLAN FOR NONEMPLOYEE DIRECTORS

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

                                   AIRSENSORS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            April 30, 1997, 1996 and 1995

6.  STOCKHOLDERS' EQUITY, continued

    (c)  STOCK OPTIONS, continued

                                               Fiscal year ended April 30,
                                               ---------------------------
                             Option price
                                per share        1997      1996     1995
                             ---------------    -------   -------  -------
    Beginning balance        $8.64 to $11.78    270,000   220,000  180,000
    Granted                  $8.64 to $11.78       -       70,000   40,000
    Relinquished                  11.78            -      (20,000)     -
                                                -------   -------  -------
    Ending balance           $8.64 to $11.78    270,000   270,000  220,000
                                                -------   -------  -------
                                                -------   -------  -------

           Exerciseable at April 30             222,500   200,000  180,000
                                                -------   -------  -------
                                                -------   -------  -------

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

                                            Fiscal year ended April 30,
                                            ---------------------------
    Series A options     Option price
    ----------------        per share            1997      1996      1995
                        ---------------          ----      ----      ----
    Beginning balance             $3.89         126,668   126,668  141,668
    Exercised                     $3.89         (75,000)     -     (15,000)
                                                -------   -------  -------
    Ending balance                $3.89          51,668   126,668  126,668
                                                -------   -------  -------
                                                -------   -------  -------

    Exerciseable at April 30                     51,668   126,668  126,668
                                                -------   -------  -------
                                                -------   -------  -------

    Series B options
    ----------------

    Outstanding                   $0.06          53,520    96,900   96,900
                                                -------   -------  -------
                                                -------   -------  -------
    Exerciseable at April 30                     53,520    96,900   96,900
                                                -------   -------  -------
                                                -------   -------  -------

                                   AIRSENSORS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            April 30, 1997, 1996 and 1995

6.  Stockholders' equity, continued

    (c)  STOCK OPTIONS, continued

    Under the Company's 1989 Incentive Stock Option Plan, up to 500,000 options may be issued. Options generally vest at the rate of 25% per year, cumulatively, beginning on the first anniversary of the date of grant. Further information relating to the 1989 Incentive Stock Option Plan is as follows:

                                                      Fiscal year ended April 30,
                                                      ---------------------------
                                  Option price
                                    per share          1997      1996      1995
                                  ---------------     ------    -------   -------
    Beginning balance             $5.25 to $15.00     347,735   354,767   299,792
    Granted                       $5.25 to $15.00        -       25,000   133,000
    Exercised                     $6.00 to $  7.31    (20,864)  (13,198)  (47,422)
    Relinquished                  $6.00 to $10.38     (11,832)  (18,834)  (30,603)
                                                      -------   -------   -------

    Ending balance                $5.25 to $15.00     315,039   347,735   354,767
                                                      -------   -------   -------

    Exerciseable at April 30                          174,039   153,321    97,272
                                                      -------   -------   -------
                                                      -------   -------   -------

    Shares available for future grant                  12,836     1,004     7,170
                                                      -------   -------   -------
                                                      -------   -------   -------



7.  FASB 123:  COMPENSATORY STOCK OPTION PLAN

    The Company has elected to account for its employee stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for employee stock options. No compensation expense is recorded under APB 25 because the exercise price of the Company's employee common stock options equals the market price of the underlying common stock on the grant date.

    Statement 123 requires "as adjusted" information regarding net income and net income per share to be disclosed for new options granted after fiscal year 1996. The Company determined this information using the fair value method of that Statement. The fair value of these options was determined at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                   AIRSENSORS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            April 30, 1997, 1996 and 1995

7.  FASB 123:  COMPENSATORY STOCK OPTION PLAN, continued

                                                       YEAR ENDED APRIL 30,
                                                       1997        1996    1995
                                                       ----        ----    ----

    Expected dividend yield                              0%          0%      0%
    Calculated volatility                              .486        .497    .599
    Risk-free interest rate                              3%          3%      3%
    Expected Life of  the option in years                 5           5       5

    The estimated fair value of the options is amortized to expense over the options' vesting period for "as adjusted" disclosures. The net income per share "as adjusted" for the effects of statement No. 123 is not indicative of the effects on reported net income/loss for future years. The Company's reported "as adjusted" information at April 30 is as follows: (in thousands, except per share amounts):
                                                       YEAR ENDED APRIL 30,
                                                        1997     1996    1995
                                                       ------  -------  -------

    Net Income                                         $2,644   $4,061   $2,420
    As Adjusted                                        $2,548   $4,003   $2,414

    Net Income Per Share As Reported - Primary         $.45     $.65     $.40
    Net Income Per Share "As Adjusted" - Primary       $.43     $.64     $.40

    Net Income Per Share As Reported - Fully Diluted   $.45     $.63     $.40
    Net Income Per Share "As Adjusted" - Fully Diluted $.43     $.63     $.40

    In management's opinion existing stock option valuation models do not provide a reliable single measure of the fair value of employee stock options that have vesting provisions and are not transferable. In addition, option pricing models require the input of highly subjective assumptions, including expected stock price volatility.

                                   AIRSENSORS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            April 30, 1997, 1996 and 1995

8.  REVENUES

    During fiscal year 1997, the Media and IMPCO Pty subsidiaries accounted for approximately twelve percent and nine percent of total consolidated revenues, respectively, and contract revenue accounted for approximately five percent (see
Note 9). During fiscal years 1997, 1996 and 1995, no single unaffiliated customer exceeded 10% of consolidated revenues.

    The Company routinely sells products to a broad base of customers, which includes distributors and original equipment manufacturers. Based on the nature of these customers, credit is generally granted without collateral being required. Management does not anticipate that a significant credit risk exists as a result of these customer relationships.

9.  GEOGRAPHIC DATA

    The Company has a U.S. based operating subsidiary (IMPCO) and two foreign based operating subsidiaries in Holland (Media) and Australia (IMPCO Pty). Transfers between geographic areas include inter-company sales which are eliminated in consolidation. Operating income is total revenue less operating expenses, excluding finance charges and taxes. Information concerning the Company's geographic areas of operation in fiscal year 1997 is as follows (dollars in thousands):

                                                              Fiscal year ended April 30, 1997
                                         -------------------------------------------------------------------------
                                         United States         Europe      Australia          Elims   Consolidated
                                         -------------         ------      ---------          -----   ------------

Sales to unaffiliated customers                $44,809         $9,203         $7,816        $    -         $61,828
Transfers between geographic areas               4,354             -              -          (4,354)            -
                                               -------         ------         ------        -------        -------
Total revenue                                   49,163          9,203          7,816         (4,354)        61,828
                                               -------         ------         ------        -------        -------
                                               -------         ------         ------        -------        -------
Operating income                                 3,656            890            376            (72)         4,850
                                               -------         ------         ------        -------        -------
                                               -------         ------         ------        -------        -------

Identifiable assets, at April 30, 1997          39,728          5,837          7,800         (6,252)        47,113
                                               -------         ------         ------        -------        -------
                                               -------         ------         ------        -------        -------


Export sales from the corporation's United States operations to unaffiliated customers were as follows (dollars in thousands):

                        1997           1996           1995
                        ----           ----           ----
    Canada            $1,499         $1,659         $1,963
    Pacific Rim        4,139          4,966          4,635
    Europe             5,500          2,529          3,092
    Latin America      6,537          3,779          2,844

                                   AIRSENSORS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            April 30, 1997, 1996 and 1995

10. CONTRACT REVENUE

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

    Revenues for development efforts are principally recognized by the percentage of completion method and principally related to contracts with GM. During fiscal year 1997, 1996, and 1995 GM contract revenues comprised 5%, 4% and 2% of the Company's total revenues, respectively. Operating income earned on the GM development contract during fiscal year 1997, 1996 and 1995 was approximately $400,000, $155,000 and $90,000 after deducting an allocation for selling, general and administrative costs.

11. PURCHASES

    During fiscal years 1997, 1996 and 1995, purchases from one vendor constituted approximately 17%, 20% and 28% of consolidated net inventory purchases, respectively. In fiscal year 1997, 10 suppliers accounted for approximately 46% of consolidated net inventory.

12. SUPPLEMENTARY CASH FLOW INFORMATION

    During fiscal years 1997, 1996 and 1995 the following non-cash transactions were effected and are not reflected in the Consolidated Statements of Cash
Flows:

    a) The Company incurred capital lease obligations of $835,000, $700,000 and $951,000 respectively.

    b) Pursuant to the Media acquisition an outstanding debt obligation of 1,279,000 Dutch Guilders (U.S. $766,000), was converted into a term loan during fiscal year 1996.

                                   AIRSENSORS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            April 30, 1997, 1996 and 1995

12. SUPPLEMENTARY CASH FLOW INFORMATION, continued

    c) Interest and taxes paid during fiscal year 1997, 1996, and 1995 are as follows:
                                           Fiscal year ended April 30,
                                       -----------------------------------
                                           1997         1996         1995
                                        ----------   ---------     --------

    Interest paid                       $1,062,175    $435,553     $194,520
    Taxes paid                             754,627     110,000      176,140

13. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    A summary of the unaudited quarterly results of operations follows (in thousands, except per share amounts):


Fiscal year 1997                          July 31        Oct. 31        Jan. 31        Apr. 30
                                          -------        -------        -------        -------
  Product sales                           $14,179        $14,014        $14,765        $15,479
  Contract revenue                            970            633            294          1,495
  Total revenue                            15,149         14,647         15,059         16,974
  Cost of sales                             9,109          8,636          9,183         10,414
  Gross Profit                              6,040          6,011          5,876          6,560
  Research and development expense          2,284          2,087          1,784          2,325
  Net income                                  567            495            623            959
  Net income per share:
    Primary                                   .10            .09            .11            .16
    Fully diluted                             .10            .09            .10            .16

Fiscal year 1996:

  Product sales                           $11,796        $10,402        $12,116        $14,173
  Contract revenue                            341            982          1,010            754
  Total revenue                            12,137         11,384         13,126         14,927
  Cost of sales                             7,611          7,105          8,302(2)       8,993
  Gross Profit                              4,526          4,279          4,824          5,934
  Research and development expense          1,780          2,016          1,726          1,649
  Net income                                  739            666            543          2,723(1)
  Net income per share:
    Primary                                   .10            .09            .07            .40(1)
    Fully diluted                             .10            .09            .07            .36(1)



--------------------
    (1) Includes an income tax benefit of $1,700,000, due to the reduction in the valuation allowance for deferred tax assets, or $.25 per share.
    (2)  Includes a net product warranty charge of approximately $217,000.

14. OTHER MATTERS

     In late July 1997, the Company became aware that a certain fourth quarter 1997 transaction could be in violation of certain U.S. Government export regulations. The Company immediately engaged legal counsel to investigate and assess whether a violation of such regulations had occurred and determine what, if any, fines, penalties, or other punishment could be assessed against the Company. In addition, the Company authorized legal counsel to notify the appropriate Government authorities of the matter. The Company has also instituted policies and procedures which are designed to insure that all export transactions will comply with appliciable Government regulations.

     Currently no charges of wrongdoing have been brought against the Company or any employee of the Company by any Government authority.

     It is the opinion of the Company that its voluntary disclosure of the facts to the appropriate authorities, and in light of the facts that the transaction was a one-time sale of non-sensitive products and the Company has installed policies and procedures to prevent future violations of export regulations, that the ultimate settlement with the Government should not have a material adverse effect on the Company's financial position or results of operations. However, until the matter is settled with the Government, the amount of fines, if any, or other sanctions that may be imposed cannot be reasonably estimated.

                                         AIRSENSORS, INC
                               SCHEDULE II - VALUATION ACCOUNTS


                                                       Additions
                                                        charged
                                       Balance at      (credited)     Write-offs     Balance
                                       beginning      to costs and     and other    at end of
                                       of period        expenses      adjustments     period
                                       ---------      ------------    -----------   ---------

  Allowance for doubtful accounts
      for the years ended:
         April 30, 1997                  $165,322       $157,288       ($34,499)      $288,111
         April 30, 1996                   153,802         13,000         (1,480)       165,322
         April 30, 1995                   143,802         10,000                       153,802


   Inventory valuation reserve
      for the years ended:
         April 30, 1997                   610,515        384,829       (157,626)       837,718
         April 30, 1996                 1,280,000        237,151       (906,636)       610,515
         April 30, 1995                   994,489        308,319        (22,808)     1,280,000


        Warranty reserve
      for the years ended:
         April 30, 1997                   469,639        222,122       (416,000)       275,761
         April 30, 1996                   217,123        627,978       (375,462)       469,639
         April 30, 1995                   173,923         58,000        (14,800)       217,123


    Product liability reserve
      for the years ended:
         April 30, 1997                   156,848         10,793        (75,705)        91,936
         April 30, 1996                   234,489                       (77,641)       156,848
         April 30, 1995                   178,768        131,936        (76,215)       234,489