Form 10-K/A
period 1997-04-30
AIRSENSORS INC
filed 1997-08-28
CIK 790708

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

                         5,771,014 shares of Common Stock

                       Documents incorporated by reference:

                                   See Item 14

     Part III (Items 10, 11, 12 and 13) is hereby added to registrant's Form 10-K filed on August 13, 1997.

                                    PART III
                                    --------

ITEM 10  -     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information concerning the executive officers and directors of the Company as of April 30, 1997:

Name                          Age       Position with Company
----                          ---       ---------------------
Robert M. Stemmler (2)........61        President, Chief Executive
                                         Officer and Director

Thomas M. Costales............50        Treasurer
                                         and Chief Financial Officer

Dale L. Rasmussen.............47        Senior Vice President
                                         and Secretary

Syed Hussain..................44        Vice President of Technology
                                         and Automotive OEM Operations

Hans J. Roehricht.............56        Vice President of Gaseous Fuel
                                         Products

Rawley F. Taplett (1).........76        Chairman of the Board
                                         and Director

Edwin J. Schneebeck (3).......*         Vice Chairman of the Board and
                                         Director

Peter B. Bensigner (1)........61        Director

Norman L. Bryan (3)...........56        Director

V. Robert Colton (2)..........67        Director

Paul Mlotok (2) ..............52        Director

Don J. Simplot (3)............62        Director

Douglas W. Toms (1)...........67        Director


-------------------------

(1)  Term as Board of Director member expires 1997.
(2)  Term as Board of Director member expires 1998.
(3)  Term as Board of Director member expires 1999.


* Mr. Schneebeck died on July 28, 1997. The Company intends to fill the vacancy created by Mr. Schneebeck's death by action of the Board, as authorized under the Company's bylaws. The person appointed by the Board will, pursuant to the Company's bylaws, serve for the entire unexpired portion of Mr. Schneebeck's term.

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

    SYED HUSSAIN has been Vice President of the Technology and Automotive OEM Operations Division since June 1996, and previously was the Company's Director of Engineering since joining the Company in 1992.

    HANS J. ROEHRICHT has been Vice President of the Gaseous Fuel Products Division since June 1996, and previously was Director of Sales since joining the Company in 1990.

    RAWLEY F. TAPLETT is Chairman of the Board and has been a Director of the Company since May 1978. He is the founder and owner of R.F. Taplett Fruit and Storage Company, a grower, packer and marketer of fruit, primarily apples. He is also the principal shareholder, and officer and director, of Whitestone Orchards, Inc., which owns and operates apple orchards.

    EDWIN J. SCHNEEBECK was Vice Chairman of the Board until his death on July 28, 1997.

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

     PAUL MLOTOK has been a Director of the Company since April 1997. He is a principal consultant with Global Business Network, specializing in strategy development particularly in the energy and natural resources industries. Previously, Mr. Mlotok was a wall street oil analyst working at C.J. Lawrence, Salomon Brothers, and Morgan Stanley.

            Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who beneficially own more than 10% of the Company's Common Stock to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company or advice that no filings were required, during fiscal year 1997 all officers, directors and greater than 10% beneficial owners were in compliance with the Section 16(a) filing requirements, except that: Rawley Taplett and Dale Rasmussen filed one Form 4 late, Robert M. Stemmler, Thomas M. Costales, and Hans J. Roehricht, and Syed Hussain filed two Form 4's late.

ITEM 11  -  EXECUTIVE COMPENSATION

     The following table sets forth certain information regarding compensation paid during each of the Company's last three fiscal years to the Company's chief executive officer and each of the Company's other executive officers who were serving at the end of the fiscal year 1997.

                           SUMMARY COMPENSATION TABLE

                                                    LONG-TERM
                                                   COMPENSATION
                              ANNUAL COMPENSATION     AWARDS
                              -------------------  ------------
                                                    SECURITIES
                                                    UNDERLYING
NAME AND               FISCAL   SALARY     BONUS      OPTIONS       ALL OTHER
PRINCIPAL POSITION      YEAR    ($)(1)      ($)     (IN SHARES)   COMPENSATION
-------------------     ----   --------   -------   ------------  ------------
Robert M. Stemmler      1997   $197,917   $62,600     58,535(2)     $32,181(3)
 President and Chief    1996    198,000    61,500     20,000(2)      25,878
 Executive Officer      1995    170,083    53,625     50,000(2)      25,872

Dale L. Rasmussen       1997   $ 92,000   $12,000     12,000(2)     $16,170(4)
 Senior Vice President  1996     93,416    13,000        -0-         14,865
 and Secretary          1995     89,083    15,000        -0-         15,122

Thomas M. Costales      1997   $104,188   $30,600      7,048(2)     $17,355(5)
 Treasurer and Chief    1996    101,755    17,300        -0-         15,249
 Financial Officer      1995     16,667     3,000     12,000(2)       2,000

Syed Hussain            1997   $108,333   $27,900     17,000(2)     $10,900(6)
 Vice President of      1996     94,385    23,000      3,000(2)       9,400
 Technology and         1995     83,267    17,000        -0-          9,400
 Automotive OEM
 Operations

Hans Roehricht          1997   $109,167   $24,300     11,035(2)     $15,793(7)
 Vice President of      1996    101,538    17,000      2,500(2)      13,990
 Gaseous Fuel Products  1995     89,725    22,000        -0-         13,706
--------------------------

(1) Includes amounts deferred by executive officers pursuant to the IMPCO Employee Savings Plan and Deferred Compensation Plan.

(2)  Options under Incentive Stock Option Plan.

(3) Group term life insurance premium of $16,340, Christmas bonus of $1,000, automobile allowance of $12,000 and Company's contribution of $2,841 pursuant to the IMPCO Employee Savings Plan.

(4) Group term life insurance premium of $1,073, Company's contribution of $2,097 pursuant to the IMPCO Employee Savings Plan, Christmas bonus of $1,000 and automobile allowance of $12,000.

(5) Group term life insurance premium of $1,913, Company's contribution of $2,442 pursuant to the IMPCO Employee Savings Plan, Christmas bonus of $1,000 and automobile allowance of $12,000.

(6)  Christmas bonus of $1,000 and automobile allowance of $9,900.

(7) Group life insurance premium of $2,303, Company's contribution of $2,590 to the IMPCO Employee Savings Plan, Christmas bonus of $1,000 and automobile allowance of $9,900.

OPTIONS GRANTED IN FISCAL YEAR 1997

     The following table provides information with respect to options granted during the last fiscal year.

                                             INDIVIDUAL GRANTS

                       ---------------------------------------------------------
                       NUMBER OF       % OF TOTAL
                       SECURITIES        OPTIONS
                       UNDERLYING      GRANTED TO        EXERCISE
                        OPTIONS         EMPLOYEES        PRICE PER    EXPIRATION
NAME                   GRANTED(1)     IN FISCAL YEAR       SHARE         DATE
-------------------    ----------     --------------     ---------    ----------
Robert M. Stemmler       35,000             24%            $7.63        11/22/06
Robert M. Stemmler           35              0%             8.75         1/02/07
Robert M. Stemmler       23,500             16%             6.25        11/07/06
Dale L. Rasmussen        12,000              8%             6.25        11/07/06
Thomas M. Costales        5,000              3%             7.63        11/22/06
Thomas M. Costales           48              0%             8.75         1/02/07
Thomas M. Costales        2,000              1%             6.25        11/07/06
Syed Hussain              5,000              3%             7.63        11/22/06
Syed Hussain             12,000              8%             6.25        11/07/06
Hans J. Roehricht         5,000              3%             7.63        11/22/06
Hans J. Roehricht            35              0%             8.75         1/02/07
Hans J. Roehricht         6,000              4%             6.25        11/07/06

                                POTENTIAL REALIZABLE
                               VALUE AT ASSUMED ANNUAL
                                 RATES OF STOCK PRICE
                            APPRECIATION FOR OPTION TERM (2)
                           ---------------------------------
NAME                               5%            10%
-------------------             --------      --------
Robert M. Stemmler              $260,499      $660,181
Dale L. Rasmussen                 47,164       119,533
Thomas M. Costales                32,115        81,389
Syed Hussain                      71,156       180,333
Hans J. Roehricht                 47,766       121,053

-------------------------
 (1) Material terms of options granted under the 1996 Incentive Stock Option Plan are as follows: Options are granted at the fair market value of the Common Stock on the date of grant and vest cumulatively at the rate of 40% after the first two years following the date of the grant and 20% each year thereafter so that the employee is 100% vested after 5 years. However, if employment terminates due to death or disability, retirement at or after age 62, or termination without cause, then options vest at the rate of 25% for each full calendar year of employment. Options may be exercised only while an optionee is employed by the Company, or within three months following termination of employment. However, if termination results from death or disability, options may be exercised within one year of the termination date. In no event may options be exercised more than ten years after date of grant.

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


               AGGREGATED OPTION EXERCISES DURING FISCAL YEAR 1997
                                       AND
                          FISCAL YEAR-END OPTION VALUES

     The following table provides information with respect to exercise of options during the last fiscal year and value of unexercised options at the end of fiscal year 1997.

                                            NUMBER OF      VALUE OF UNEXERCISED
                                            UNEXERCISED          IN-THE-MONEY
                     SHARES              OPTIONS (IN SHARES)      OPTIONS AT
                    ACQUIRED             AT FISCAL YEAR-END   FISCAL YEAR-END(1)
                       ON      VALUE     ------------------   ------------------
                    EXERCISE  REALIZED      EXERCISABLE/          EXERCISABLE/
NAME                   (#)       ($)       UNEXERCISABLE         UNEXERCISABLE
------------------  --------  --------   ------------------   ------------------
Robert M. Stemmler     -0-       -0-       82,500/116,035       $ 69,025/162,136

Dale L. Rasmussen      -0-       -0-       77,714/12,000         $467,554/40,560

Thomas M. Costales     -0-       -0-        6,000/13,048           $3,780/20,582

Syed Hussain           -0-       -0-        9,000/23,000          $20,880/61,270

Hans J. Roehricht      -0-       -0-        5,833/13,535          $21,174/33,436

-------------------------

(1) Calculated by determining the difference between the fair market value of the Common Stock underlying the options on April 30, 1997 ($9.63) and the exercise price of the options.

                             COMPENSATION OF DIRECTORS

     Each Director who is not an employee of the Company is paid an attendance fee of $1,000 plus out-of-pocket expenses for each Board or Committee meeting attended. In addition, the Chairman and Vice-Chairman of the Board of Directors are each paid an annual retainer of $50,000 plus reimbursement of out-of-pocket expenses, and provided a vehicle allowance of $1,000 per month. The Company provides medical insurance for the Chairman of the Executive Committee.

     A total of 290,000 options have been granted to Directors under the 1993 Stock Option Plan for nonemployee Directors. These options are held by Messrs. Bensinger, Bryan, Colton, Mlotok, Simplot, Taplett and Toms, all of whom are nonemployee Directors, and the estate of Mr. Schneebeck. 80,000 options were available for future grants as of April 30, 1997. Option exercise prices are the higher of (i) the average market value of the stock for the 15 trading days following the date of grant and (ii) the market value on the fifteenth trading day following the date of grant. Options are not assignable and vest cumulatively at the rate of 25% annually, beginning on the first anniversary date of grant. However, if a Director dies, becomes disabled or retires at age 62 or later, then options vest at the rate of 25% for each full calendar year in which optionee served as a Director of the Company. Options must be exercised while a Director or within three months following termination as Director, unless termination results from death or disability, in which case options may be exercised during the one-year period following termination. In no event may options be exercised more than ten years after date of grant.

                               EMPLOYMENT AGREEMENTS

     The Company entered into an Employment Agreement with Robert M. Stemmler which provides for two consecutive twelve month periods of employment as the President and Chief Executive Officer, commencing April 1, 1997. It is subject to certain termination events, which include Mr. Stemmler's resignation and the Company's right to terminate him with or without cause upon payment of lump sum equal to 100% in the first term and 75% in the second term, respectively, of base salary, plus certain incentive compensation and payment of benefits for a period following termination. The Employment Agreement requires payment of an annual base salary of $230,000, and payment of incentive compensation under the Company's Bonus Incentive Plan.

                         COMPENSATION COMMITTEE REPORT
                           ON EXECUTIVE COMPENSATION

     The following report on executive compensation is furnished by the Board of Directors. In fiscal year 1997, as in prior years, the non-management members of the Board of Directors determined the compensation to be paid to the executive officers. Employment Agreements with Robert M. Stemmler were in effect during the fiscal year. See "Employment Agreements."

                        FISCAL YEAR 1997 COMPENSATION

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

                              BONUS INCENTIVE PLAN

     The Company has a Bonus Incentive Plan which includes a bonus incentive plan for the chief executive officer and a bonus incentive pool for the executive officers and staff. These bonus plans have two components: A "revenue portion" which is based upon the percentage increase of the Compan gross revenues to the extent gross revenues exceed 110% of the prior fiscal year gross revenues, and an "earnings before interest and taxes (EBIT) portion" which is based upon the incremental growth in EBIT over the prior fiscal year. The minimum bonus payable to the chief executive officer is 1.5% of the current fiscal year's EBIT and the maximum bonus is 75% of current salary. The minimum bonus pool for the other executive officers and staff is 4% of the current fiscal year's EBIT and the maximum bonus pool is 50% of their current aggregate salaries.

                          DEFERRED COMPENSATION PLAN

     The Board of Directors has adopted a Deferred Compensation to provide a select group of management or highly compensated employees and Directors with the opportunity to participate in a deferred compensation program. Under the Program, participants may defer up to 100% of their base compensation and bonuses earned. The Company is required to make certain matching contributions, a portion of which is to be in the form of options to purchase the Company's common stock granted from the 1996 Incentive Stock Option Plan and a portion in shares of the company's common stock, subject to vesting provisions. The options are to be granted on the first day of each calendar year during which the Company's common stock is traded and the exercise price for such options shall be equal to the closing price on the Nasdaq National Market or such stock exchange on the first trading day of such calendar year. The program is not qualified under Section 401 of the Internal Revenue Code. The Company will pay participants in the program, upon retirement or termination of employment, an amount equal to the amount of deferred compensation plus investment returns and vested shares of the Company's common stock.

                               CEO COMPENSATION

    Robert M. Stemmler served as chief executive officer pursuant to an Employment Agreement which was effective April 1, 1997. Pursuant to the Employment Agreement, he was paid a base salary at an annual rate of $230,000. In addition to the base salary, Mr. Stemmler is eligible for an annual cash bonus under the Bonus Incentive Plan.

     Mr. Stemmler's bonus for fiscal year 1997 was the minimum bonus payable under the Bonus Incentive Plan. As longer term compensation, options were granted to purchase 58,535 shares of common stock under the Incentive Stock Option Plan. The options were intended to induce Mr. Stemmler's continued employment, allow him to participate in the ownership of the Company, and provide further long-term incentive to advance the interest of the Company and increase the value of the Company's stock.


                            OTHER EXECUTIVE OFFICERS

     In reviewing and approving base salaries for the executive officers, the Compensation Committee relies on independent industry surveys to assess the Company's salary competitiveness and salary range for each position. Base salary is based upon individual performance, experience, competitive pay practices and level of responsibilities. Base salaries in fiscal year 1997 reflected the Committee's determination of compensation levels required to remain competitive, given each executive officer's performance, the Company's performance and the competitive environment for executive talent. The purpose of Stock Options are to induce selected, key employees of the Corporation and its subsidiaries to remain employed with the Corporation, to participate in the ownership of the Corporation, to advance the interest of the Corporation and to increase the value of the Corporation's Common Stock. In fiscal year 1997, the executive officers' bonuses under the Bonus Incentive Plan were at the minimum level payable under the Plan.

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


EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPH


          Value at                                   Trucking &
          April 30,    AirSensors      Nasdaq      Transportation
         ----------    ----------     --------     --------------
            1992         100.0          100.0          100.0
            1993         136.7          120.4          112.1
            1994         283.3          128.0          126.9
            1995         226.7          148.8          127.0
            1996         223.3          212.1          150.6
            1997         206.7          224.5          147.4

ITEM 12  -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                  COMMON STOCK

     The following table sets forth information as of July 31, 1997, with respect to all stockholders known by the Company to be the beneficial owners of more than 5% of the outstanding Common Stock. Except as otherwise specified, each named beneficial owner has sole voting and investment power with respect to the shares set forth opposite his or her name.


     NAME AND ADDRESS          AMOUNT AND NATURE OF        PERCENT
    OF BENEFICIAL OWNER        BENEFICIAL OWNERSHIP        OF CLASS
    -----------------          ---------------------       --------
      Edwin J. Schneebeck           1,361,451 (1)             21.02%
      P.O. Box 5245
      Tacoma, WA  98405

     Rawley F. Taplett                615,340 (2)              9.72%
      P.O. Box 2188
      Wenatchee, WA  98801

     Timothy J. Schneebeck            441,601                  7.59%
      P.O. Box 5245
      Tacoma, WA  98405

     Mary Chichester                  356,644 (3)              5.96%
      714 East 48th Street
      Tacoma, WA  98404

-------------------------

     (1)  Includes 50,000 shares subject to options under the Directors
          Stock Option Plan and 613,671 shares subject to conversion rights under 3,250 shares of 1993 Series 1 Preferred Stock. Mr. Schneebeck died on July 28, 1997. All securities beneficially owned by Mr. Schneebeck are currently held by his estate.

     (2) Includes 50,000 shares subject to options under the Directors Stock Option Plan and 169,940 shares subject to conversion rights under 900 shares of 1993 Series 1 Preferred Stock.

     (3) Includes 166,666 shares subject to a presently exercisable warrant.

                                 PREFERRED STOCK

     The following table sets forth information as of July 31, 1997, with respect to all stockholders known by the Company to be the beneficial owners of more than 5% of the outstanding 1993 Preferred Stock. Except as otherwise specified, each named beneficial owner has sole voting and investment power with respect to the shares set forth opposite his name.


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

                             OWNERSHIP OF MANAGEMENT

     The following table sets forth information as of July 31, 1997, as to the number of shares of Common Stock and 1993 Preferred Stock beneficially owned by
(i) each Director, (ii) the executive officers named in the Summary Compensation Table and (iii) all Directors and executive officers as a group. Except as otherwise specified, each named beneficial owner has sole voting and investment power with respect to the shares set forth opposite his name.


TITLE OF   NAME OF BENEFICIAL    AMOUNT AND NATURE OF     PERCENT
CLASS      OWNER                 BENEFICIAL OWNERSHIP     OF CLASS
--------   ------------------    --------------------     --------

Common     Peter B. Bensigner          57,833(1)             *

Common     Norman L. Bryan             13,500(1)             *

Common     V. Robert Colton           146,666(2)           2.51%

Common     Thomas M. Costales           6,000(3)             *

Common     Syed Hussain                12,000(4)             *

Common     Paul Mlotok                    -0-                *

Common     Dale L. Rasmussen          163,901(5)           2.74%

Common     Hans Roehricht               5,833(6)             *

Common     Edwin J. Schneebeck      1,361,451(7)          21.02%

Common     Don J. Simplot             283,241(8)           4.72%

Common     Robert M. Stemmler         105,754(9)           1.79%

Common     Rawley F. Taplett          586,732(10)          9.72%

Common     Douglas W. Toms            240,635(11)          4.04%

Common     All executive officers
           and directors
           as a group (13 persons)  3,425,147             46.48%

Preferred  See "Ownership of Certain
           Beneficial Owners -
           Preferred Stock" for
           ownership of 1993 Preferred
           Stock

Preferred  All executive officers
           and directors
           as a group (13 persons)      5,950             100.0%
-------------------------

* less than 1%

(1) Includes 12,500 shares subject to options under the Directors Stock Option Plan.

(2) Includes 30,000 shares subject to options under the Directors Stock Option Plan.

(3) Includes 6,000 shares subject to options under the Incentive Stock Option Plan.

(4)  Includes 12,000 shares under the Incentive Stock Option Plan

(5) Includes 25,000 shares subject to options under the Incentive Stock Option Plan, 52,714 shares subject to options under the 1991 Executive Stock Option Plan and 84,970 shares subject to conversion rights under 450 shares of 1993 Series 1 Preferred Stock.

(6)  Includes 5,833 shares under the Incentive Stock Option Plan

(7) Includes 50,000 shares subject to options under Directors Stock Option Plan, 613,671 shares subject to conversion rights under 3,250 shares of 1993 Series 1 Preferred Stock.

(8) Includes 17,500 shares subject to options under Directors Stock Option Plan and 169,940 shares subject to conversion rights under 900 shares of 1993 Series 1 Preferred Stock.

(9) Includes 105,000 shares subject to options under the Incentive Stock Option Plan.

(10) Includes 50,000 shares subject to options under Directors Stock Option Plan and 169,940 shares subject to conversion rights under 900 shares of 1993 Series 1 Preferred Stock.

(11) Includes 50,000 shares subject to options under Directors Stock Option Plan and 84,970 shares subject to conversion rights under 450 shares of 1993 Series 1 Preferred Stock.


ITEM 13  -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

SIGNATURES
----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated August 28, 1997

                              AIRSENSORS, INC.


                              By /s/Thomas M. Costales
                                 ------------------------------
                                 Thomas M. Costales,
                                 Chief Financial Officer
                                 and Treasurer
                                 [Principal Financial Officer]