Form 10-Q
period 1997-07-31
AIRSENSORS INC
filed 1997-09-15
CIK 790708

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

    /x/ Quarterly report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

        For the quarterly period ended July 31, 1997, or

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

                               Yes  x  No
                                   ---    ---

    Number of shares outstanding of each of the issuer's classes of common stock, as of August 31, 1997:

     5,814,587 shares of Common Stock, $.001 par value per share

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            AIRSENSORS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS
                    July 31, 1997 and April 30, 1997

                               ASSETS


                                                                                       JULY 31,       APRIL 30,
                                                                                         1997           1997
                                                                                     -------------  -------------
                                                                                     (UNAUDITED)
Current assets:
 Cash..............................................................................  $   2,851,311  $   1,975,903
 Accounts receivable...............................................................     10,025,086     11,456,539
  Less allowance for doubtful accounts.............................................        245,764        288,111
                                                                                     -------------  -------------
   Net accounts receivable.........................................................      9,779,322     11,168,428
Inventories:
 Raw materials and parts...........................................................      8,513,781      7,717,710
 Work-in-process...................................................................        926,007        754,576
 Finished goods....................................................................      5,619,309      5,711,966
                                                                                     -------------  -------------
  Total inventories................................................................     15,059,097     14,184,252
Other current assets...............................................................      2,449,642      2,575,055
                                                                                     -------------  -------------
   Total current assets............................................................     30,139,372     29,903,638
Equipment and leasehold improvements:
 Dies, molds and patterns..........................................................      4,824,289      4,272,220
 Machinery and equipment...........................................................      5,221,025      4,846,940
 Office furnishings and equipment..................................................      4,355,535      4,130,351
 Leasehold improvements............................................................      2,012,155      1,997,174
                                                                                     -------------  -------------
                                                                                        16,413,004     15,246,685
Less accumulated depreciation and amortization.....................................      8,763,824      8,026,594
                                                                                     -------------  -------------
  Net equipment and leasehold improvements.........................................      7,649,180      7,220,091
Intangibles arising from acquisitions..............................................     11,269,067     11,351,802
 Less accumulated amortization.....................................................      3,184,721      2,950,805
                                                                                     -------------  -------------
 Net intangibles arising from acquisition..........................................      8,084,346      8,400,997
Other assets.......................................................................      1,483,065      1,588,364
                                                                                     -------------  -------------
                                                                                     $  47,355,963  $  47,113,090
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                                 See accompanying notes.

                              AIRSENSORS, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                    July 31, 1997 and April 30, 1997
                                 (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                  JULY 31,           APRIL 30,
                                                    1997               1997
                                                -------------      -------------
                                                (UNAUDITED)
Current liabilities:
 Notes payable................................     $188,376           $328,839
 Accounts payable.............................    4,338,492          4,538,243
 Accrued payroll
  obligations.................................    1,422,406          1,564,028
 Accrued warranty
  obligations.................................      220,000            275,760
 Income taxes payable.........................      756,433            563,947
 Other accrued expenses.......................    2,633,850          2,869,218
 Current portion of term
  loans.......................................    1,534,849          1,515,585
                                                 -----------       ------------
  Total current liabilities...................   11,094,406         11,655,620
Line of credit................................    6,250,000          5,450,000
Term loans--Bank of America
  NT&SA.......................................    3,240,750          3,592,013
Term loan--DEPA Holding
  B.V.........................................    2,065,632          2,154,399
Other long term
  liabilities.................................    1,467,756          1,524,906
Minority interest.............................      726,286            673,044

Stockholders' equity:
 1993 Series 1 Preferred Stock, $0.01
 par value, 5,950 shares authorized,
 issued and outstanding, $5,950,000
 liquidation value............................    5,650,000          5,650,000
Common stock, $.001 par value, authorized
 25,000,000 shares; 5,814,587 issued and
 outstanding at July 31, 1997 (5,814,587
 at April 30, 1997)...........................        5,815              5,815
Additional paid-in capital
  relating to common
  stock.......................................   29,342,121         29,342,121
 Shares held in trust.........................      (20,681)            (8,814)
Accumulated deficit...........................  (11,776,332)       (12,467,953)
 Foreign currency translation
  adjustment..................................     (689,790)          (458,061)
                                                 -----------       ------------
  Total stockholders'
   equity.....................................   22,511,133         22,063,108
                                                 -----------       ------------
                                                $47,355,963        $47,113,090
                                                 -----------       ------------
                                                 -----------       ------------

                                See accompanying notes.

                             AIRSENSORS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               (UNAUDITED)
              Three months ended July 31, 1997 and 1996

                                                                                       JULY 31,       JULY 31,
                                                                                         1997           1996
                                                                                     -------------  -------------
Revenue:
 Product sales.....................................................................  $  14,151,086  $  14,179,291
 Contract revenue..................................................................      2,138,237        969,341
                                                                                     -------------  -------------
  Net revenue......................................................................     16,289,323     15,148,632

Costs and expenses:
 Cost of sales.....................................................................      8,819,156      9,109,120
 Research and development expense..................................................      3,065,614      2,283,755
 Selling, general and administrative expense.......................................      3,089,849      2,662,911
                                                                                     -------------  -------------
  Total costs and expenses.........................................................     14,974,619     14,055,786
                                                                                     -------------  -------------
Operating income...................................................................      1,314,704      1,092,846
Financing charges..................................................................        279,648        224,179
Income before income taxes and minority interest in income of consolidated
  subsidiaries.....................................................................      1,035,056        868,667
Provision for income taxes.........................................................        139,430        117,833
Minority interest in income of consolidated subsidiaries...........................         55,255         38,420
                                                                                     -------------  -------------
Net income before dividends........................................................        840,371        712,414
Dividends on preferred stock.......................................................        148,750        145,032
                                                                                     -------------  -------------
Net income applicable to common stock..............................................  $     691,621  $     567,382
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Net income per share...............................................................  $        0.11  $        0.10
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Number of shares used in per share calculation:....................................      6,807,765      6,757,139
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                        See accompanying notes.

                             AIRSENSORS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
                Three months ended July 31, 1997 and 1996

                                                                                          JULY 31,     JULY 31,
                                                                                            1997         1996
                                                                                        ------------  -----------
Net cash provided by operating activities.............................................  $  1,713,103  $   206,482
Cash flows from investing activities:
 Payment for purchase of certain assets acquired from Ateco...........................       --        (4,655,142)
 Purchase of equipment and leasehold improvements.....................................      (847,879)    (505,601)
 Other, net...........................................................................        87,531      294,462
                                                                                        ------------  -----------
  Net cash (used in) investing activities.............................................      (760,348)  (4,866,281)

Cash flows from financing activities:
 Net borrowings on line of credit.....................................................       800,000    2,100,000
 Payments on notes payable............................................................      (140,463)    (258,551)
 Proceeds from issuance of bank term loans............................................       --         3,951,375
 Proceeds from issuance of common stock...............................................       --            23,278
 Payments on term loans...............................................................      (327,553)    (184,422)
 Payments of other long-term liabilities..............................................      (232,533)     (72,903)
 Dividends on preferred stock.........................................................      (148,750)    (145,032)
                                                                                        ------------  -----------
  Net cash (used in) provided by financing activities.................................       (49,299)   5,413,745
                                                                                        ------------  -----------
 Translation adjustment...............................................................       (28,048)     --
                                                                                        ------------  -----------
Net increase in cash..................................................................       875,408      753,946
Cash beginning of year................................................................     1,975,903      811,148
                                                                                        ------------  -----------
Cash, end of quarter..................................................................  $  2,851,311  $ 1,565,094
                                                                                        ------------  -----------
                                                                                        ------------  -----------

                            See accompanying notes.

                               AIRSENSORS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           July 31, 1997 and 1996

                                ---------------

BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and the results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1997. The condensed consolidated balance sheet of AirSensors, Inc. as of July 31, 1997 includes the accounts of the Company, its wholly-owned subsidiary, IMPCO Technologies, Inc., (IMPCO), IMPCO's wholly-owned subsidiary IMPCO Technologies, Pty. Ltd. and IMPCO's majority-owned subsidiary IMPCO Europe Media B.V. The results of operations for the three months ended July 31, 1997 are not necessarily indicative of the results that may be expected for the entire year ending April 30, 1998.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

    The statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operation that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in "Certain Factors" in the 10-K filed August 28, 1997 and other factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS
---------------------

NET REVENUE
-----------

    Revenues for the first quarter of fiscal year 1998 increased 8% over revenues for the first quarter of fiscal year 1997. Contract revenues increased 121% whereas product sales remained comparable for the three month period ended July 31, 1997 compared to the same period in the previous year. The following table sets forth the Company's product sales by application (all dollars in thousands):

                                                                                               THREE MONTHS ENDED
                                                                                                    JULY 31,
                                                                                              --------------------
                                                                                                1997       1996
                                                                                              ---------  ---------
Motor vehicle products......................................................................  $   5,219  $   5,150
Forklifts and other material handling equipment.............................................      6,012      6,271
Small portable to large stationary engines..................................................      2,920      2,758
Total product sales.........................................................................  $  14,151  $  14,179
                                                                                              ---------  ---------
                                                                                              ---------  ---------

    During the three months ended July 31, 1997 net revenue attributable to the Company's motor vehicle products increased by 1% as compared to the same period in the prior fiscal year. The following table sets forth the Company's worldwide motor vehicle product sales by component parts and upfitting systems, (all dollars in thousands):

                                                                                                  THREE MONTHS ENDED
                                                                                                       JULY 31,
                                                                                                 --------------------
                                                                                                   1997       1996
                                                                                                 ---------  ---------
Component parts................................................................................  $   5,022  $   3,987
Upfitting systems..............................................................................        197      1,163
                                                                                                 ---------  ---------
 Total product sales...........................................................................  $   5,219  $   5,150
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

    During the three months ended July 31, 1997, sales for the Company's motor vehicle component parts increased by 26% as compared to the same period in the prior fiscal year. This increase primarily resulted from growing demand for aftermarket conversions in Latin America and from higher sales to United States and Canadian based customers for medium duty truck conversions. Management anticipates that revenues generated from component parts in the current fiscal year will be higher than realized during fiscal year 1997 due to growing aftermarket sales in North America and market penetration in Australia. This is a forward-looking statement. Revenue attributable to upfitting vehicles with the Company's systems decreased by approximately $966,000. This decrease resulted primarily from completing deliveries of the F150 and F250 pick-up trucks under the Ford Motor Company program in the first quarter of fiscal year 1997. The upfitting revenue in the current fiscal year represents initial sales of mid-1997 GM pick-ups, as part of the General Motors program, upfit with the Company's alternative fuel system. Management anticipates additional upfitting revenues from the General Motors program in future quarters with significant increases realized toward the end of the current fiscal year. This is a forward-looking statement.

    During the three months ended July 31, 1997, sales for the Company's forklifts and other material handling equipment decreased by 4% as compared to the same period in the prior fiscal year. This decrease is primarily attributable to a decrease in the material handling industry demand for new forklifts in the United States. Management anticipates that the revenues provided by forklift and other material handling equipment market for fiscal year 1998 will be comparable to fiscal year 1997. This is a forward-looking statement.

    During the three months ended July 31, 1997, sales for the Company's small portable to large stationary engines increased 6% as compared to the same period in the prior fiscal year. This increase was primarily attributable to an increased demand for large and small power generator units used in power replacement and recreational applications. Although there was an increase in the quarterly results as compared to the same period in the previous fiscal year, management anticipates that the market for the Company's small portable to large stationary engines in fiscal year 1998 will be comparable to fiscal year 1997. This is a forward-looking statement.

    During the three months ended July 31, 1997, General Motors contract revenue increased by $1,061,000 as compared to the same period in the prior fiscal year. For the period ended July 31, 1997, contract revenue comprised 13% of total revenue compared to 6% for the same period in the previous year. This increase was due to the addition of several vehicle platforms under the development contract with General Motors Corporation. Future contract revenue will be contingent upon the Company's success in securing new development contracts. Management anticipates that contract revenue during the remainder of the current fiscal year will be substantially higher than levels experienced during the previous fiscal year. This is a forward-looking statement.

    During the three months ended July 31, 1997, the Company's product sales were generated in the following geographic regions:

                                                                                                        THREE MONTHS ENDED
                                                                                                             JULY 31,
                                                                                                         ------------------
                                                                                                         1997         1996
                                                                                                         -----        -----
United States and Canada............................................................................          70%          63%
Pacific Rim.........................................................................................          10%          16%
Europe..............................................................................................          11%          14%
Latin America.......................................................................................           9%           7%

GROSS PROFIT MARGIN
-------------------

    During the three months ended July 31, 1997 gross profit margin as a percent of product sales was 38% compared to 36% realized during the same period in the prior fiscal year. During the current quarter the Company's gross profit margin on product sales was favorably impacted by component sales in the United States and Australia. This increase in product contribution margin was partially offset by lower profit margins on component sales in Europe and lower margins on upfitter sales. Management anticipates that overall percent profit margin will decrease as upfitter sales become a larger segment of the Company's business. However, as the upfitter business increases, overall gross profit amounts will increase. This is a forward-looking statement.

RESEARCH AND DEVELOPMENT
------------------------

    Research and development ("R&D") expense for the three months ended July 31, 1997, increased $782,000 (34%) as compared to the same period in the prior fiscal year. This increase was primarily for application and development of the Company's products under the funded General Motors contract, and for internally funded product development work. Management believes the Company's future success depends on its ability to design, develop and market new products that interface successfully with new engine electronic technology, and which meet mandated emission standards. Management anticipates that R&D expense during fiscal year 1998 will be significantly higher than the levels experienced during fiscal year 1997 due to new product development under the GM contract. This is a forward-looking statement.

SELLING, GENERAL AND ADMINISTRATIVE
-----------------------------------

    Selling, general and administrative (SG&A) expense for the three months ended July 31, 1997, increased $427,000 (16%) as compared to the same period in the prior fiscal year. The increase in SG&A expense was primarily due to the inclusion of IMPCO Pty's SG&A expenses for a full quarter in the current fiscal year versus only one month during the same period in the previous fiscal year. The remaining increase in SG&A expense for the current quarter resulted from additional administrative expenses from the U.S. operations. These expenses included administrative salaries, incentive compensation, and legal expenses. Management anticipates that SG&A expense for fiscal year 1998 will be higher than fiscal year 1997 primarily as a result of including a full year of the Company's Australian operation and additional expenses to support anticipated growth in revenues. However, as a percentage of net revenues, SG&A expense is expected to be lower for the current fiscal year as compared to fiscal year 1997. This is a forward-looking statement.

FINANCING CHARGES
-----------------

    Financing charges for the three months ended July 31, 1997, increased $55,000 or 25% as compared to the same period in the prior fiscal year. This increase is primarily the result of loans associated with the acquisition of the Company's Australian operation and the increased use in the line of credit. Management anticipates that financing charges for fiscal year 1998 will increase as compared to fiscal year 1997 as a result of a full year of interest on the loans used to acquire Ateco and increased use of the Company's line of credit. This is a forward-looking statement.

PROVISION FOR INCOME TAXES
--------------------------

    The estimated effective annual tax rate for fiscal year 1998 has been reduced by the presumed utilization of approximately $3,631,000 of federal net operating loss carryforwards and estimated research and development credits of $285,000. For federal income tax purposes, at July 31, 1997, the Company had net operating loss carryforwards of approximately $2,400,000 available to offset future taxable income. At July 31, 1997, the deferred tax asset account was $1,973,000. Management has determined, based on the Company's history of prior operating earnings and its expectations for the future, that operating income of the Company will more likely than not be sufficient to recognize fully these net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

    The Company uses cash generated from its operations and external financing to fund capital expenditures, pay dividends on the preferred stock and invest in and operate its existing operations and new businesses. These sources are sufficient to meet all current obligations on a timely basis. Management believes that such sources of funds will be sufficient to meet the needs of its business for the foreseeable future. This is a forward-looking statement.

    The Company's financial condition remains strong. The ratio of current assets to current liabilities was 2.72 and 2.57 at July 31, 1997 and April 30, 1997, respectively. During the current quarter, the total amount of working capital increased by $797,000 to $19,045,000 at July 31, 1997. Net cash provided by operating activities was $1,713,000 during the current quarter, compared to $206,000 for the same period in the previous year. The increase in cash provided by operating activities during the current period resulted from a $1,389,000 decrease in accounts receivable.

    Net cash used in investing activities in the first quarter was approximately $760,000, a decrease of approximately $4,106,000 from the same period in the previous year. This decrease is primarily from the purchase of the Company's Australian subsidiary during the first quarter of the previous year, which resulted in a net use of cash of approximately $4,655,000. Capital expenditures for dies, molds and patterns and machinery and equipment totaled $848,000 during the current period, compared to $506,000 for the first quarter in the previous year. Management projects this increase in capital expenditures to continue during fiscal year 1998, as compared to fiscal year 1997, primarily relating to equipment enhancements and facilities for the development and production of new products. The Company expects to fund a major portion of these expenditures from cash generated from operations and by use of its bank credit facility. This is a forward-looking statement.

    Net cash used in financing activities during the current quarter was approximately $49,000. For the three month period ending July 31, 1997, the Company increased its borrowing under the operating line of credit by $800,000 primarily for current operations and material purchases. Payments made on term loans and notes payable were approximately $468,000.

    The Company has an $8,000,000 revolving line of credit and a $3,525,000 capital lease facility with Bank of America. At July 31, 1997, approximately $6,250,000 and $1,710,000 was outstanding under the revolving line of credit and the capital lease facility, respectively. The revolving line of credit expires on August 31, 1998, and the capital lease facility expires on December 31, 2001. In addition, the Company's subsidiary in the Netherlands has a 3,000,000 NLG (U.S. $1,526,000) credit facility with Mees Pierson, a financial institution in the Netherlands. At July 31, 1997, there was no outstanding balance on the Dutch credit facility.

PART II--OTHER INFORMATION

Items 1-5 Not applicable.

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits:

        Exhibit 11.1--Computation of net income per share.

    (b) Reports on Form 8-K:

        There were on reports on Form 8-K filed during the quarter ended July 31, 1997.

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           AirSensors, Inc.
                                            (Registrant)

Date: September 15, 1997                 By /s/Thomas M. Costales
                                            -------------------------
                                            Thomas M. Costales
                                            Chief Financial Officer
                                            and Treasurer
                                            [Authorized Signatory]