Form 10-Q
period 1997-10-31
IMPCO TECHNOLOGIES INC
filed 1997-12-15
CIK 790708

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.   20549


                                    FORM 10-Q


/ x / Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended October 31, 1997, or

/   /  Transition report pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

       For the transition period from      to

Commission File No. 0-16115

                          IMPCO TECHNOLOGIES, INC.
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

     Number of shares outstanding of each of the issuer's classes of common stock, as of November 30, 1997:

     6,126,253 shares of Common Stock, $.001 par value per share

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           IMPCO TECHNOLOGIES, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                        October 31, 1997 and April 30, 1997
                                   -----------

                                     ASSETS
                                     ------
                                                 October 31,     April 30,
                                                    1997           1997
                                                 -----------    -----------
                                                 (unaudited)
Current assets:
  Cash                                           $ 1,571,101    $ 1,975,903

  Accounts receivable                              9,118,014     11,456,539
    Less allowance for doubtful accounts             346,930        288,111
                                                 -----------    -----------
       Net accounts receivable                     8,771,084     11,168,428

  Inventories:
     Raw materials and parts                       8,151,376      7,717,710
     Work-in-process                                 656,535        754,576
     Finished goods                                6,312,838      5,711,966
                                                 -----------    -----------
       Total inventories                          15,120,749     14,184,252

  Other current assets                             2,256,159      2,575,055
                                                 -----------    -----------
       Total current assets                       27,719,093     29,903,638

Equipment and leasehold improvements:
  Dies, molds and patterns                         4,876,983      4,272,220
  Machinery and equipment                          5,340,941      4,846,940
  Office furnishings and equipment                 4,375,578      4,130,351
  Leasehold improvements                           2,118,304      1,997,174
                                                 -----------    -----------
                                                  16,711,806     15,246,685
  Less accumulated depreciation and amortization   9,206,373      8,026,594
                                                 -----------    -----------
       Net equipment and leasehold improvements    7,505,433      7,220,091

Intangibles arising from acquisitions             11,053,275     11,351,802
  Less accumulated amortization                    3,294,966      2,950,805
                                                 -----------    -----------
       Net intangibles arising from acquisitions   7,758,309      8,400,997

Other assets                                       1,256,201      1,588,364
                                                 -----------    -----------
                                                 $44,239,036    $47,113,090
                                                 -----------    -----------
                                                 -----------    -----------

                          See accompanying notes.

                           IMPCO TECHNOLOGIES, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                         October 31, 1997 and April 30, 1997

                                   (Continued)
                                   -----------

                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------

                                                 October 31,     April 30,
                                                     1997           1997
                                                 -----------    -----------
                                                 (unaudited)
Current liabilities:
  Notes payable                                  $    69,882    $   328,839
  Accounts payable                                 3,794,852      4,538,243
  Accrued payroll obligations                      1,609,881      1,564,028
  Accrued warranty obligations                       320,778        275,760
  Income taxes payable                               568,772        563,947
  Other accrued expenses                           1,948,005      2,869,218
  Current portion of long-term loans               1,126,618      1,515,585
                                                 -----------    -----------
    Total current liabilities                      9,438,788     11,655,620

Line of credit                                     5,000,000      5,450,000
Term loans - Bank of America NT&SA                 1,453,121      3,592,013
Term loan - DEPA Holding B.V.                      1,993,896      2,154,399
Other long term liabilities                        1,288,512      1,524,906

Minority Interest                                    841,903        673,044

Commitments and contingencies                           -              -

Stockholders' equity:
  1993 Series 1 Preferred Stock, $0.01 par value,
    5,950 shares authorized, issued and
    outstanding $5,950,000 liquidation value       5,650,000      5,650,000
  Common stock, $.001 par value, authorized
    25,000,000 shares; 5,983,753 issued and
    outstanding at October 31, 1997
    (5,814,587 at April 30, 1997)                      5,984          5,815
  Additional paid-in capital relating to
     common stock                                 30,110,224     29,342,121
  Shares held in trust                               (24,820)        (8,814)
  Accumulated deficit                            (10,785,479)   (12,467,953)
  Foreign currency translation adjustment           (733,093)      (458,061)
                                                 -----------    -----------
    Total stockholders' equity                    24,222,816     22,063,108
                                                 -----------    -----------
                                                 $44,239,036    $47,113,090
                                                 -----------    -----------
                                                 -----------    -----------


                              See accompanying notes.

                           IMPCO TECHNOLOGIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                Three and six months ended October 31, 1997 and 1996
                                 ---------

                               Three Months Ended         Six Months Ended
                                   October 31,               October 31,
                            -----------------------  -----------------------
                                1997        1996         1997        1996
                            ----------- -----------  ----------- -----------
Revenue:
  Product sales             $15,729,795 $14,014,203  $29,880,881 $28,193,494
  Contract revenue            2,432,468     632,566    4,570,705   1,601,907
                            ----------- -----------  ----------- -----------
     Net revenue             18,162,263  14,646,769   34,451,586  29,795,401

Costs and expenses:
  Cost of sales               9,755,652   8,635,561   18,574,808  17,744,681
  Research and
   development expense        3,277,732   2,086,686    6,343,346   4,370,441
  Selling, general and
   administrative expense     3,395,055   2,853,435    6,484,904   5,516,346
                            ----------- -----------  ----------- -----------
   Total costs and expenses  16,428,439  13,575,682   31,403,058  27,631,468
                            ----------- -----------  ----------- -----------
Operating income              1,733,824   1,071,087    3,048,528   2,163,933

Financing charges               222,277     302,806     501,925     526,985
                            ----------- -----------  ----------- -----------

Income before income taxes
  and minority interest in
  income of consolidated
  subsidiaries                1,511,547     768,281    2,546,603   1,636,948

Provision for income taxes      253,237      63,167      392,667     181,000

Minority interest in income
  of consolidated
  subsidiaries                  118,708      64,940      173,963     103,360
                            ----------- -----------  ----------- -----------
Net income before dividends   1,139,602     640,174    1,979,973   1,352,588
Dividends on preferred stock    148,749     145,029      297,499     290,061
                            ----------- -----------  ----------- -----------
Net income                  $   990,853 $   495,145  $ 1,682,474 $ 1,062,527
                            ----------- -----------  ----------- -----------
                            ----------- -----------  ----------- -----------

Net income per common share
     Primary                      $0.15       $0.09        $0.26       $0.19
     Fully diluted                $0.15       $0.09        $0.25       $0.19
                            ----------- -----------  ----------- -----------
                            ----------- -----------  ----------- -----------
Number of shares used in
  per share calculation
     Primary                  6,812,122   6,754,392    6,803,027   6,755,780
     Fully diluted            7,935,611   6,754,392    6,803,027   6,755,780
                            ----------- -----------  ----------- -----------
                            ----------- -----------  ----------- -----------

                              See accompanying notes.

                           IMPCO TECHNOLOGIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                   Six months ended October 31, 1997 and 1996

                                 ---------------

                                                      Six Months Ended
                                                        October 31,
                                                 ------------   ------------
                                                     1997           1996
                                                 ------------   ------------
Net cash provided by operating activities        $ 3,884,675    $   501,152

Cash flows from investing activities:
   Purchase of equipment and leasehold
     improvements                                 (1,415,688)      (609,201)
   Investment in IMPCO Pty                              -        (4,655,514)
   Other, net                                        189,188        100,026
                                                 ------------   ------------
     Net cash used in investing activities        (1,226,500)    (5,164,689)

Cash flows from financing activities:
   Net borrowings on line of credit                 (450,000)     3,700,000
   Payments on notes payable                        (258,957)      (417,891)
   Proceeds from issuance of bank term loans            -         3,970,451
   Proceeds from issuance of common stock            752,266         23,278
   Payments on term loan                          (1,987,548)      (570,883)
   Payments of other long-term liabilities          (752,209)      (181,439)
   Dividends on preferred stock                     (297,499)      (290,061)
                                                 ------------   ------------
     Net cash (used in)\provided by
       financing activities                       (2,993,947)      6,233,455
                                                 ------------   ------------

   Translation Adjustment                            (69,030)         -

Net (decrease)\increase in cash                      (404,802)     1,569,918
Cash beginning of year                              1,975,903        811,148
                                                  ------------   ------------
Cash, end of quarter                              $ 1,571,101    $ 2,381,066
                                                  ------------   ------------
                                                  ------------   ------------

                             See accompanying notes.

                           IMPCO TECHNOLOGIES, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           OCTOBER 31, 1997 and 1996
                                --------------
1) BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and the results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1997. The condensed consolidated balance sheets of IMPCO Technologies, Inc. [effective September 15, 1997, AirSensors, Inc. changed its name to IMPCO Technologies, Inc.] as of October 31, 1997 includes the accounts of the Company, its wholly-owned subsidiary IMPCO Technologies, Pty. Ltd., and its majority-owned subsidiary IMPCO Europe Media B.V. The results of operations for the six months ended October 31, 1997 are not necessarily indicative of the results that may be expected for the entire year ending April 30, 1998.


2) REDEMPTION OF COMMON STOCK PURCHASE WARRANTS

     On October 27, 1997, IMPCO Technologies, Inc. called for redemption of all of its 1993 Common Stock Purchase Warrants. The redemption date was December 12, 1997.

3) AMENDED BANK OF AMERICA AGREEMENT

    On October 7, 1997 IMPCO amended its credit facility with Bank of America NT&SA by extending the term of the revolving line of credit for a twelve month period ending August 31, 1999. The amended credit facility also increased the revolving line of credit by $4,000,000 to $12,000,000, and added a $4,000,000 term loan facility for possible future acquisitions. On September 23, 1997, the Company expanded the capital lease facility from $3,525,000 to $5,525,000 and extended the expiration date to August 31, 2003. Including the revolving line of credit, the capital lease facility and the acquisition facilities, the total Bank of America credit facility was $23,922,500 at October 31, 1997.

         (i)  REVOLVING LINE OF CREDIT

    The revolving line of credit bears interest, payable monthly, at a fluctuating per annum rate equal to the Bank of America reference rate (which was 8.5% on October 31, 1997). The Company may elect to have all or portions of the line bear interest at an alternative interest rate (Offshore rate which was 7.375% on October 31, 1997) agreed upon by the Bank and IMPCO for periods of not less than 30 days nor more than one year. At October 31, 1997, the total outstanding line of credit balance of $5,000,000 was subject to the offshore rate.

    The total amount available under the revolving line of credit is limited to the lesser of $12,000,000 or the Company's borrowing base. The borrowing base is the sum of (i) 75% of the balance due on the Company's accounts receivable books excluding intercompany receivables and accounts receivable, carried in the books and records of any foreign subsidiary of the Company, plus (ii) 20% of the book value of the Company's inventory consisting of raw materials located in the United States, plus (iii) 40% of the book value of the Company's inventory consisting of finished goods located in the United States. The borrowing base is calculated on the last day of the preceding fiscal quarter and applied to the current fiscal quarter. At October 31, 1997, IMPCO's borrowing base was $6,600,000.

    The unused portion of the line of credit is subject to a commitment fee of .1875% per annum. It is management's intent to renew the amount of its present long-term obligation under the revolving line of credit for an uninterrupted period extending beyond one year from the balance sheet date.

    The line may be used for financing commercial letters of credit with a maximum maturity of 180 days and standby letters of credit with a maximum maturity of five years not to extend beyond April 30, 2002. The amount of letters of credit outstanding at any one time may not exceed $2,000,000 for commercial letters of credit and $750,000 for standby letters of credit. At October 31, 1997, a standby letter of credit totaling $375,000 was outstanding. The maximum amount available at any one time on the revolving line of credit and the commercial letters of credit is $12,000,000, subject to the borrowing base.

         (ii) TERM LOAN FOR ACQUISITION OF MEDIA

    This term loan bears interest, payable on a monthly basis, at the Bank's reference rate. The Company may elect to have all or portions of the term loan bear interest at an alternative interest rate agreed upon by the Bank and IMPCO for periods of not less than 30 days nor more than one year. The alternative interest rate is based on the Offshore rate plus 1.50%. Each alternative rate portion must be for an amount not less than $500,000 and may not include any portion of principal which is scheduled to be repaid before the last day of the applicable interest period. On October 20, 1997, the Company entered into a 34 month interest rate swap agreement with Bank of America NT&SA ending August 31, 2000, that fixes the interest rate on the facility at 7.90%. At October 31, 1997, the total outstanding balance was $1,435,000.


        (iii)    TERM LOAN FOR THE ACQUISITION FOR ATECO

    On October 31, 1997, the Company retired this facility early with a balloon payment of $1,600,000.

         (iv)    TERM LOAN FOR FUTURE ACQUISITION(S)

   This term loan bears interest, payable on a monthly basis, at the Bank's reference rate. The Company may elect to have all or portions of the term loan bear interest at an alternative interest rate agreed upon by the Bank and IMPCO for periods of not less than 30 days nor more than one year. The alternative interest rate is based on the Offshore rate plus 2.00%. Each alternative rate portion must be for an amount not less than $500,000 and may not include any portion of principal which is scheduled to be repaid before the last day of the applicable interest period. The company will repay principal in 12 successive quarterly installments, starting on the last day of the third month after funding. The first 11 installments will be equal to 1/12 of the original principal amount with the last installment equal to the remaining balance. The term loan may be prepaid, with payments applied in inverse order of maturity, in whole or in part, at any time. At October 31, 1997, there was no outstanding balance on this facility. On December 5, 1997, the Company utilized $3.3 million of the $4 million term loan for the acquisition of Algas (see Note 4).

        (v)   CAPITAL LEASE FACILITY

    The capital lease facility is available in incremental draws of $50,000 or more to finance acquisitions of equipment such as machinery, dies, molds, office furniture, and motor vehicles. At October 31, 1997, approximately $1,937,000 was outstanding and approximately $2,631,000 was available under the capital lease facility. Each draw is to be repaid in twenty consecutive quarterly installments. Each draw bears interest at either a variable rate or fixed rate of interest. The fixed rate of interest is the U.S. Treasury note bond-equivalent yield per annum corresponding to the number of months remaining on the draw, plus 2.55 percentage points. The variable rate of interest is equal to Bank of America's London Branch 3-month LIBOR rate plus
2.15 percentage points. At October 31, 1997, all draws were subject to the variable rate of interest. The long-term and short-term portions of the capital lease facility are included in other long term liabilities and other accrued expenses, respectively, on the Company's balance sheet.

    If the Company exercises an early termination option before the scheduled expiration date of a capital lease, a termination charge will be assessed. The termination charge is a sliding percentage (not to exceed 5%) of the balance on the lease at time of termination.

  (vi)  LOAN COVENANTS AND COLLATERAL

    The Bank of America credit facility contains certain restrictions and financial covenants, including liquidity, tangible net worth and cash flow coverage thresholds, as well as limitations on other indebtedness, and is secured by substantially all of the Company's assets. At October 31, 1997, the Company was in compliance with all covenants.

4) TERM LOAN - BANK OF AMERICA, AUSTRALIA

    In the second quarter, IMPCO Technologies Pty Ltd. made two prepayments of A$250,000 (U.S. $175,000). At October 31, 1997, the outstanding balance of the term loan was A$1,375,000 (U.S. $962,500).

5) SUBSEQUENT EVENTS

    On December 5, 1997, the Company purchased certain assets of the Algas Carburetion Division of PGI International. The purchase price of US$2,400,000 was paid in cash.

    On the same day, the Company acquired a 90% interest in Industrias Mexicanas de Products de Combustibles, S. de R.L. de C.V. ("IMPCO Mexicana"). The purchase price of US$960,000 was paid in cash. Immediately prior to the Company's acquisition of a 90% ownership interest in IMPCO Mexicana, IMPCO Mexicana acquired certain assets of the carburation division of Algas Mexicana, de R.L. de C.V.

    On December 12, 1997, the Company purchased from the bankruptcy trustee of EDO Canada, Ltd. certain development, testing, quality control and manufacturing equipment used for the manufacture of storage tanks for compressed natural gas. The purchase price of US$790,000 was paid in cash.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

    The statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operation that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in "Certain Factors" in the 10-K filed for the year ended April 30, 1997 and other factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS
---------------------

NET REVENUE
-----------

     Net revenue for the three months and six months ended October 31, 1997, increased by $3.5 million (24%) and $4.7 million (16%), respectively, as compared to the same periods in the prior fiscal year. Contract revenues, primarily from the General Motors program, represented $1.8 million of the increase for the three month period and represented $3.0 million of the increase for the six month period ended October 31, 1997.

    Product sales for the three months and six months ended October 31, 1997, increased by 11% and 6%, respectively, as compared to the same periods in the prior fiscal year. The following table sets forth the Company's product sales by application (all dollars in thousands):

                                  Three months ended      Six months ended
                                     October 31,             October 31,
                                --------------------    -------------------
                                  1997        1996        1997        1996
                                --------    --------    --------   --------
Motor vehicle                   $ 5,560      $ 5,929    $ 10,779   $ 11,079
Forklifts and other material
 handling equipment               7,419        5,500      13,431     11,771
Small portable to
 large stationary                 2,751        2,585       5,671      5,343
                                --------     --------    --------  --------
   Total product sales          $15,730     $ 14,014    $ 29,881   $ 28,193
                                --------     --------    --------  --------
                                --------     --------    --------  --------

     During the three months and six months ended October 31, 1997, net revenue attributable to the Company's motor vehicle products decreased by 6% and 3%, respectively, as compared to the same periods in the prior fiscal year. The following table sets forth the Company's worldwide motor vehicle product sales by component parts and upfitting, (all dollars in thousands):

                             Three months ended       Six months ended
                                 October 31,             October 31,
                            --------------------   --------------------
                              1997        1996        1997        1996
                            --------    --------   --------    --------
Component parts             $  4,515    $  5,737    $  9,537   $  9,724
Upfitting systems              1,045         192       1,243      1,355
                            --------    --------    --------   --------
   Total                    $  5,560    $  5,929    $ 10,779   $ 11,079
                            --------    --------    --------   --------
                            --------    --------    --------   --------


     During the three months and six months ended October 31, 1997, sales for the Company's motor vehicle component parts decreased by 21% and 2%, respectively, as compared to the same periods in the prior fiscal year. This decrease primarily resulted from lower product sales in Australia as a result of a general economic slowdown and unfavorable price differentials between petroleum and alternative fuels which negatively impact the Company's product sales. Management anticipates that these conditions in Australia will continue for the remainder of the current fiscal year. Management further believes that revenues generated from component parts in the current fiscal year will be comparable to sales realized during fiscal year 1997 due to higher sales in North America and Latin America that offset lower sales in Australia. This is a forward looking statement.

     Revenue attributable to upfitting vehicles with the Company's systems increased by 444% during the three months ended October 31, 1997, and decreased by 8% during the six months ended October 31, 1997, as compared to the same periods in the prior fiscal year. During the previous year, revenue resulted from a program with Ford Motor Company in which IMPCO's bi-fuel propane system was utilized on F-150 and F-250 pick-up trucks. The Ford program materially ended in the first quarter of fiscal year 1997. During the current year, the upfitting revenue represents sales of mid-1997 GM pick-ups, as part of the General Motors program, upfit with the Company's bi-fuel natural gas fuel system. Management anticipates additional upfitting revenues from the General Motors program with significant increases realized toward the end of the current fiscal year. This is a forward-looking statement.

     During the three months and six months ended October 31, 1997, sales of the Company's products for forklifts and other material handling equipment increased by approximately 35% and 14%, respectively, as compared to the same periods in the prior fiscal year. During the three and six months ended October 31, 1997, the Company increased revenue $1.0 million and $1.2 million, respectively, from its European operations which primarily sells material handling equipment. The remaining increase in sales was derived from domestic operations. Both European and domestic operations realized an increase in demand for new forklifts in the material handling industry. Management anticipates that the worldwide revenues provided by forklift and other material handling equipment will continue to be higher for the second half of fiscal year 1998 compared to the second half of fiscal year 1997. This is a forward-looking statement.

     During the three months and six months ended October 31, 1997, sales for the Company's small portable to large stationary engines increased by 6%, as compared to the same periods in the prior fiscal year. This increase was primarily attributable to an increased demand for large and small power generator units used in power replacement and recreational applications. Although, there was an increase in the quarterly results as compared to the same periods in the previous fiscal year, management anticipates that revenue generated from the Company's small portable to large stationary engines in fiscal year 1998 will be comparable to fiscal year 1997. This is a forward-looking statement.

     Contract revenue for the three and six months ended October 31, 1997, increased by $1.8 million (284%) and $3.0 million (185%), respectively, as compared to the same periods in the prior fiscal year. For the three-month period ended October 31, 1997, contract revenue comprised 14% of total revenue compared to 4% for the same period in the previous year. For the six-month period ended October 31, 1997, contract revenue comprised 13% of total revenue compared to 5% for the same period in the previous year. These increases were due to the addition of several vehicle platforms under the development contract with General Motors Corporation. Contract revenue is principally recognized by the percentage of completion method. Profits expected to be realized on contracts are based on the Company's estimates of total contract sales value and costs at completion. These estimates are reviewed and revised periodically throughout the lives of the contracts. Management anticipates that contract revenue during the remainder of the current fiscal year will be substantially higher than levels experienced during the second half of the previous fiscal year. This is a forward-looking statement.

  During the three months and six months ended October 31, 1997, the Company's revenues were generated in the following geographic regions:

                             Three months ended       Six months ended
                                 October 31,            October 31,
                            --------------------   --------------------
                              1997        1996        1997        1996
                            --------    --------    --------   --------
United States and Canada       52%         44%         56%         53%
Pacific Rim                    15%         28%         15%         22%
Europe                         20%         15%         19%         15%
Latin America                  13%         13%         11%         10%


GROSS PROFIT MARGIN
-------------------

     The Company's gross profit margin on product sales for the three months ended October 31, 1997, was $6.0 million (38%) as compared to $5.4 million (38%) during the prior fiscal year. For the current three month period, the Company's domestic operations contributed $.6 million to this increase solely through higher sales volume. The European operations contributed $.2 million to gross profit but realized lower gross profit margins in the current period compared to the prior year due to higher imported material costs resulting from a weaker Dutch guilder. The Company's Australian operation realized lower gross profits ($.2 million) as a result of lower sales volume and a weakening of the Australian dollar, but realized a slightly higher margin for the current period as compared to the same period in the prior year.

     The Company's gross profit margin on product sales for the six months ended October 31, 1997, was $11.3 million (38%) as compared to $10.4 million (37%) during the prior fiscal year. For the six month period, the Company's gross profit margin on product sales was favorably impacted by higher margins on component sales in the United States and Australia. This increase in product contribution margin was partially offset by lower margins on upfitter sales and lower profit margins on component sales in Europe due partially to the weakening of the Dutch guilder. Management anticipates that overall percent profit margin will decrease as upfitter sales become a larger segment of the Company's business. However, as the upfitter business increases, overall gross profit amounts will increase. This is a forward-looking comment.

RESEARCH AND DEVELOPMENT
------------------------
Research and development ("R&D") expense for the three months and six months ended October 31, 1997 was $3,277,732 and $6,343,346, respectively of which $1,334,512 (41%) and $2,480,773 (39%), respectively, were directly related to the General Motors' program. R&D expense for the three months and six months ended October 31, 1996 was $2,086,686 and $4,370,441, respectively of which $939,861 (45%) and $1,714,885 (39%) were directly related to the General Motors program. The remaining increase in R&D expense for the three month and six month periods was primarily for internally funded product and other contract R&D work. Management believes the Company's future success depends on its ability to design, develop and market new products that interface successfully with new engine electronic technology, and which meet mandated emission standards. Management anticipates that R&D expense during fiscal year 1998 will be significantly higher than the levels experienced during fiscal year 1997 due to internally funded development work and new product development under the GM contract and other contract development work. This is a forward-looking statement.

SELLING, GENERAL AND ADMINISTRATIVE
-----------------------------------
     Selling, general and administrative (SG&A) expense for the three months and six months ended October 31, 1997, increased by approximately $.5 million (19%) and $1.0 million (18%), respectively as compared to the same periods in the prior fiscal year. For the six month period, the increase in SG&A expense was primarily due to the inclusion of IMPCO Pty's SG&A expenses for a six months in the current fiscal year versus only four months during the same period in the previous fiscal year. The remaining increase in SG&A expense for the current six month period and for the current quarter resulted from additional administrative expenses from the U.S. operations. These expenses included administrative salaries, incentive compensation, and legal expenses. Management anticipates that SG&A expense for fiscal year 1998 will be higher than fiscal year 1997, primarily as a result of including a full year of the Company's Australian operation and additional expenses to support anticipated growth in revenues. However, as a percentage of net revenues, SG&A expense is expected to be lower for the current fiscal year as compared to fiscal year 1997. This is a forward-looking statement.

FINANCING CHARGES -----------------     Financing charges for the three
months and six months ended October 31, 1997, decreased by $80,000 (26%) and $25,000 (5%) as compared to the same periods in the prior fiscal year. This decrease is a result of lower borrowings on the Company's line of credit in the current fiscal year as compared to the prior year and as a result of prepayments on long-term borrowings. Management anticipates that financing charges for fiscal year 1998 will decrease as compared to fiscal year 1997 as a result of repayment of debt with funds anticipated to be received from the Company's redemption of its Common Stock Purchase Warrants. (see note 2). This is a forward-looking statement.

PROVISION FOR INCOME TAXES
--------------------------
    The estimated effective annual tax rate for fiscal year 1998 has been reduced by the presumed utilization of approximately $3,631,000 of federal net operating loss carryforwards and estimated research and development credits of $300,000. For federal income tax purposes, at October 31, 1997, the Company had net operating loss carryforwards of approximately $1,200,000 available to offset future taxable income. At October 31, 1997, the deferred tax asset account was $1,600,000. Management has determined, based on the Company's history of prior operating earnings and its expectations for the future, that operating income of the Company will more likely than not be sufficient to recognize fully these net deferred tax assets. This is a forward-looking statement.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

    The Company uses cash generated from its operations and external financing to fund capital expenditures, pay dividends on the preferred stock and invest in and operate its existing operations and new businesses. These sources are sufficient to meet all current obligations on a timely basis. This is a forward-looking statement.

    The Company's financial condition remains strong. The ratio of current assets to current liabilities was 2.85 and 2.57 at October 31, 1997 and April 30, 1997, respectively. During the current year, the total amount of working capital increased by $92,000 to $18,156,000 at October 31, 1997. Net cash provided by operating activities was $3,885,000 during the current six month period, compared to $501,000 for the same period in the previous year. The increase in cash provided by operating activities during the current period resulted from net income and a $1,942,000 decrease in accounts receivable. This change was partially offset by a $651,000 increase in inventory due to a temporary buildup of inventory in anticipation of future upfitter and core product sales.

    Net cash used in investing activities in the first six months of fiscal year 1998 was approximately $1,227,000, which represents normal capital expenditures for dies, molds and patterns and machinery and equipment. Management projects that capital expenditures during fiscal year 1998 will be higher than fiscal year 1997, primarily relating to equipment enhancements and facilities for the development and production of new products, and the addition of testing equipment and facilities. The Company expects to fund a major portion of these expenditures from cash generated from operations and by use of its bank credit facility. This is a forward-looking statement.

    Net cash used in financing activities during the current six month period was approximately $2,994,000. The Company decreased its borrowing under the operating line of credit by $450,000 and made $2,247,000 in principal repayments on term loan and notes. Approximately $1,675,000 of the loan and note payments represented pre-payments. The Company also received approximately $750,000 from the issuance of common stock as a result of the exercise of Common Stock Purchase Warrants. The Company expects to receive an additional $7,750,000 from the Common Stock Purchase Warrants. This is a forward-looking statement.

    The Company has a $12,000,000 revolving line of credit which was subject to a $6,600,000 borrowing base at October 31, 1997 and a $5,525,000 capital lease facility with Bank of America. At October 31, 1997, approximately $5,000,000 and $1,937,000 was outstanding under the revolving line of credit and the capital lease facility, respectively. The revolving line of credit expires on August 31, 1999, and the capital lease facility expires on December 31, 2003. In addition, the Company's subsidiary in the Netherlands has a 3,000,000 NLG (U.S. $1,526,000) credit facility with Mees Pierson, a financial institution in the Netherlands. At October 31, 1997, there was no outstanding balance on the Dutch credit facility.

FOREIGN CURRENCY RISK
---------------------
     The results and financial condition of the Company's international operations are affected by changes in exchange rates between certain foreign currencies and the U.S. dollar. The Company's exposure to fluctuations in currency exchange rates has increased as a result of the expansion of international subsidiaries. The functional currency for all of the Company's international subsidiaries is the local currency of the subsidiary. An increase in the value of the U.S. dollar increases costs incurred by the subsidiaries because most of its international subsidiaries' inventory purchases are U.S. dollar denominated. The Company monitors this risk and attempts to minimize the exposure through the management of cash disbursements and receipts in local currencies.

    The Company seeks to hedge its foreign currency economic risk by minimizing its U.S. dollar investment in foreign operations using foreign currency term-loans to finance the operations of its foreign subsidiaries. The term loans are denominated in local currencies and are included in the local balance sheets.


INTEREST RATE RISK
---------------------
      The Company uses interest rate swap agreements to manage its exposure to interest rate changes and stabilize the cost of borrowed funds. When an agreement is executed, the swap is linked to a specific debt instrument. The Company enters into such agreements with Bank of America, which in the opinion of management, will not expose the Company to undue credit loss exposure.

Part II - OTHER INFORMATION

Items 1-5 Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits:
          --------

          Exhibit 10.1 - Amended Loan Agreement for IMPCO Technologies, Inc. as borrower and Bank of America National Trust and Savings Association, as lendor, dated October 7, 1997.

          Exhibit 11.1 - Computation of net income per share.

     (b)  Reports on Form 8-K
          -------------------

          Form 8-K filed on September 12, 1997 reporting on the Company's name change to IMPCO Technologies, Inc.

          Form 8-K filed on October 27, 1997 reporting on the Company's call for redemption of its outstanding Common Stock Purchase Warrants.



     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         IMPCO Technologies, Inc.
                                         (Registrant)


Date:    December 15, 1997            By /s/Thomas M. Costales
                                         ---------------------
                                         Thomas M. Costales
                                         Chief Financial Officer
                                         and Treasurer
                                         [Authorized Signatory]