Form 10-Q
period 1998-01-31
IMPCO TECHNOLOGIES INC
filed 1998-03-17
CIK 790708

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.   20549


                                    FORM 10-Q


/ x / Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended January 31, 1998, or

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

     Number of shares outstanding of each of the issuer's classes of common stock, as of February 28, 1998:

     7,040,438 shares of Common Stock, $.001 par value per share

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              IMPCO TECHNOLOGIES, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                        January 31, 1998 and April 30, 1997
                                   -----------

                                     ASSETS
                                     ------

                                                 January 31,     April 30,
                                                    1998           1997
                                                 -----------    -----------
                                                 (unaudited)
Current assets:
  Cash                                           $   964,120    $ 1,975,903

  Accounts receivable                             10,846,053     11,456,539
    Less allowance for doubtful accounts             265,602        288,111
                                                 -----------    -----------
       Net accounts receivable                    10,580,451     11,168,428

  Inventories:
     Raw materials and parts                       8,761,215      7,717,710
     Work-in-process                                 862,049        754,576
     Finished goods                                8,040,940      5,711,966
                                                 -----------    -----------
       Total inventories                          17,664,204     14,184,252

  Other current assets                             2,141,420      2,575,055
                                                 -----------    -----------
       Total current assets                       31,350,195     29,903,638

Equipment and leasehold improvements:
  Dies, molds and patterns                         4,925,165      4,272,220
  Machinery and equipment                          6,847,045      4,846,940
  Office furnishings and equipment                 4,677,757      4,130,351
  Leasehold improvements                           2,592,097      1,997,174
                                                 -----------    -----------
                                                  19,042,064     15,246,685
  Less accumulated depreciation and amortization  10,122,070      8,026,594
                                                 -----------    -----------
       Net equipment and leasehold improvements    8,919,994      7,220,091

Intangibles arising from acquisitions             13,299,908     11,351,802
  Less accumulated amortization                    3,398,378      2,950,805
                                                 -----------    -----------
       Net intangibles arising from acquisitions   9,901,530      8,400,997

Other assets                                       1,097,143      1,588,364
                                                 -----------    -----------
                                                 $51,268,862    $47,113,090
                                                 -----------    -----------
                                                 -----------    -----------

                          See accompanying notes.

                              IMPCO TECHNOLOGIES, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                         January 31, 1998 and April 30, 1997

                                   (Continued)
                                   -----------

                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------


                                                 January 31,     April 30,
                                                     1998           1997
                                                 -----------    -----------
                                                 (unaudited)
Current liabilities:
  Notes payable                                  $         0    $   328,839
  Accounts payable                                 4,656,840      4,538,243
  Accrued payroll obligations                      1,469,380      1,564,028
  Accrued warranty obligations                       281,373        275,760
  Income taxes payable                               862,148        563,947
  Other accrued expenses                           2,036,086      2,869,218
  Current portion of long-term loans               1,861,015      1,515,585
                                                 -----------    -----------
    Total current liabilities                     11,166,842     11,655,620

Line of credit                                             0      5,450,000
Term loans - Bank of America NT&SA                 2,938,339      3,592,013
Term loan - DEPA Holding B.V.                      1,901,887      2,154,399
Other long term liabilities                        1,459,315      1,524,906

Minority Interest                                    946,572        673,044

Stockholders' equity:
  1993 Series 1 Preferred Stock, $0.01 par value,
    5,950 shares authorized, issued and
    outstanding $5,950,000 liquidation value       5,650,000      5,650,000
  Common stock, $.001 par value, authorized
    25,000,000 shares; 7,036,305 issued and
    outstanding at January 31, 1998
    (5,814,587 at April 30, 1997)                      7,036         5,815
  Additional paid-in capital relating to
     common stock                                 37,813,581     29,342,121
  Shares held in trust                               (27,148)        (8,814)
  Accumulated deficit                             (9,588,462)   (12,467,953)
  Foreign currency translation adjustment           (999,100)      (458,061)
                                                 -----------    -----------
    Total stockholders' equity                    32,855,907     22,063,108
                                                 -----------    -----------
                                                 $51,268,862    $47,113,090
                                                 -----------    -----------
                                                 -----------    -----------

                              See accompanying notes.

                              IMPCO TECHNOLOGIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                Three and nine months ended January 31, 1998 and 1997
                                 ---------

                                      Three Months Ended         Nine Months Ended
                                          January 31,               January 31,
                                   -----------------------  -----------------------
                                       1998        1997         1998        1997
                                   ----------- -----------  ----------- -----------
Revenue:
  Product sales                    $14,835,303 $14,764,418  $44,716,184 $42,957,912
  Contract revenue                   2,157,932     294,336    6,728,637   1,896,243
                                   ----------- -----------  ----------- -----------
     Net revenue                    16,993,235  15,058,754   51,444,821  44,854,155

Costs and expenses:
  Cost of sales                      8,657,506   9,182,704   27,232,314  26,927,385
  Research and
   development expense               3,627,760   1,783,788    9,971,106   6,154,229
  Selling, general and
   administrative expense            2,712,120   2,885,901    9,197,024   8,402,247
                                   ----------- -----------  ----------- -----------
   Total costs and expenses         14,997,386  13,852,393   46,400,444  41,483,861
                                   ----------- -----------  ----------- -----------
Operating income                     1,995,849   1,206,361    5,044,377   3,370,294

Financing charges                      184,131     293,074      686,056     820,059
                                   ----------- -----------  ----------- -----------

Income before income taxes
  and minority interest in
  income of consolidated
  subsidiaries                       1,811,718     913,287    4,358,321   2,550,235

Provision for income taxes             348,248      74,024      740,915     255,024

Minority interest in income
  of consolidated
  subsidiaries                         117,704      71,381      291,667     174,741
                                   ----------- -----------  ----------- -----------
Net income before dividends          1,345,766     767,882    3,325,739   2,120,470
Dividends on preferred stock           148,749     145,033      446,248     435,094
                                   ----------- -----------  ----------- -----------
Net income                         $ 1,197,017 $   622,849  $ 2,879,491 $ 1,685,376
                                   ----------- -----------  ----------- -----------
                                   ----------- -----------  ----------- -----------

Net income per common share
     Basic                               $0.18       $0.11        $0.47       $0.30
     Diluted                             $0.16       $0.10        $0.42       $0.28
                                   ----------- -----------  ----------- -----------
                                   ----------- -----------  ----------- -----------
Number of shares used in
  per share calculation
     Basic                           6,625,179   5,733,541    6,087,671   5,700,150
     Diluted                         8,392,559   6,112,124    7,897,790   6,095,440
                                   ----------- -----------  ----------- -----------
                                   ----------- -----------  ----------- -----------

                               See accompanying notes.

                               IMPCO TECHNOLOGIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                   Nine months ended January 31, 1998 and 1997

                                    ---------------

                                                     Nine Months Ended
                                                         January 31,
                                                 ------------   ------------
                                                     1998           1997
                                                 ------------   ------------
Net cash provided by operating activities        $ 1,304,879    $    72,594

Cash flows from investing activities:
   Purchase of equipment and leasehold
     improvements                                 (3,406,257)      (988,373)
   Investment in Subsidiaries                       (961,000)    (4,654,794)
   Other, net                                        327,827         92,936
                                                 ------------   ------------
     Net cash used in investing activities        (4,039,430)    (5,550,231)

Cash flows from financing activities:
   Net (repayments) borrowings on line of credit  (5,450,000)     4,000,000
   Payments on notes payable                        (328,839)      (575,000)
   Proceeds from issuance of notes payable              -           113,600
   Proceeds from issuance of bank term loans       3,300,000      3,989,668
   Proceeds from issuance of common stock          8,454,347        340,294
   Payments on term loan                          (3,761,111)      (751,769)
   Change in other long-term liabilities              55,568       (472,890)
   Dividends on preferred stock                     (446,248)      (435,094)
                                                 ------------   ------------
     Net cash provided by
       financing activities                        1,823,717      6,208,809
                                                 ------------   ------------

   Translation Adjustment                           (100,949)       234,354

Net (decrease) increase in cash                   (1,011,783)       965,526
Cash beginning of year                             1,975,903        811,148
                                                  ------------   ------------
Cash, end of quarter                             $   964,120    $ 1,776,674
                                                  ------------   ------------
                                                  ------------   ------------

                             See accompanying notes.

                              IMPCO TECHNOLOGIES, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           JANUARY 31, 1998 and 1997
                                --------------

1) BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and the results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1997. The condensed consolidated balance sheets of IMPCO Technologies, Inc. [effective September 15, 1997, AirSensors, Inc. changed its name to IMPCO Technologies, Inc.] as of January 31, 1998 include the accounts of the Company, its wholly-owned subsidiary IMPCO Technologies, Pty. Ltd., its majority-owned subsidiary IMPCO Technologies B.V. [Effective January 1, 1998, IMPCO Media Europe B.V. changed its name to IMPCO Technologies B.V.], and its majority-owned subsidiary Grupo I.M.P.C.O. Mexicano, S. de R.L. de C.V. [Effective January 20, 1998 Industrias Mexicanas de Productos de Combustibles,
S. de R.L. de C.V. changed its name to Grupo I.M.P.C.O. Mexicano, S. de R.L. de C.V.]. The results of operations for the nine months ended January 31, 1998 are not necessarily indicative of the results that may be expected for the entire year ending April 30, 1998.


2) ACQUISITIONS

     (a) ALGAS CARBURETION. On December 5, 1997, the Company purchased certain manufacturing equipment and inventory of the Algas Carburetion Division of PGI International. The purchase price of US$2,400,000 was paid in cash. On the same day, the Company acquired a 90% interest in Industrias Mexicanas de Productos de Combustibles, S. de R.L. de C.V.("Grupo I.M.P.C.O. Mexicano"). The purchase price of US$961,000 was paid in cash. Immediately prior to the Company's acquisition of a 90% ownership interest in Grupo I.M.P.C.O. Mexicano, Grupo I.M.P.C.O. Mexicano acquired certain assets of the carburetion division of Algas Mexicana, de R.L. de C.V. These acquisitions were financed by term loans of approximately $3.3 million provided by Bank of America.

     (b) EDO CANADA, LTD. On December 12, 1997, the Company purchased from the bankruptcy trustee of EDO Canada, Ltd. certain development, testing, quality control and manufacturing equipment used for the manufacture of storage tanks for compressed natural gas. The purchase price of US$790,000 was paid in cash and was primarily financed through Bank of America's BA Capital Leasing.

     (c) GAS PARTS (NSW) PTY. LTD. On January 31, 1998, the Company's wholly-owned subsidiary IMPCO Technologies Pty. Ltd. acquired the remaining 50% ownership interest in Gas Parts (NSW) Pty. Ltd. for A$225,000 (US$148,500) in cash. The acquisition was accounted for using the purchase method of accounting for step-acquisitions. Excess purchase price over fair market value of the underlying assets was allocated to goodwill.

3) REDEMPTION OF COMMON STOCK PURCHASE WARRANTS

     The Company called for redemption on December 13, 1997 its outstanding
common stock purchase warrants.   This resulted in holders exercising
approximately 99 percent of the warrants, the issuance of approximately 1.2 million new shares of common stock, and the Company's receipt of gross proceeds of approximately $8.5 million. Unexercised warrants were redeemed for $0.10 each and became null and void.

4) AMENDED BANK OF AMERICA AGREEMENT

    (a)  BANK OF AMERICA NT&SA

    On February 4, 1998 the Company amended its credit facility with Bank of America NT&SA by extending the payment terms of the acquisition facility from three years to five years. The amended credit facility also provides a $1,000,000 revolving line of credit to the Company's Mexican subsidiary fully reserved under the current revolving line of credit. Including the $12,000,000 revolving line of credit, the $5,525,000 , capital lease facility, the $4,000,000 acquisition facility, and the $1,127,500 outstanding balance on the term loan for the acquisition of IMPCO Technologies B.V., the total Bank of America credit facility was $22,652,500 at January 31, 1998.

         (i)  REVOLVING LINE OF CREDIT

    The amended credit facility provides a Mexican peso line of credit equivalent to US$1,000,000 for Grupo I.M.P.C.O. Mexicano and is included as part of the existing US$12,000,000 revolving line of credit between the Company and Bank of America NT&SA. For US borrowings, the revolving line of credit carries interest, payable monthly, at a fluctuating per annum rate equal to the Bank of America reference rate or the London Interbank Offering Rate (LIBOR) plus 1.75% (7.375% at 1/31/98). For Mexican borrowings, the revolving line of credit carries interest, payable monthly, at a fluctuating per annum rate equal to the Bank of America Mexico (BAMSA) cost of funds plus 1.50% (21% at 1/31/98). The Company may prepay the facility, in full or in part, upon two business days notice, subject to break funding costs, if any. The minimum prepayment is US$250,000.

         (ii) TERM LOAN FOR ACQUISITION(S)

   The amended credit facility provides for the acquisition facility for a term of five years ending December, 2002. As of January 31, 1998, the total outstanding balance was $3,300,000. On February 2, 1998, the Company entered into a 58 month interest rate swap agreement with Bank of America ending December 5, 2002 that fixes the interest rate on this facility at 7.99%.

    (b)  TERM LOAN - BANK OF AMERICA, AUSTRALIA

     On January 31, 1998, the Company retired this facility early with a balloon payment of A$1,000,000 (U.S. $660,000).

5) YEAR 2000

     The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems both internally and externally. In addition, the Company has identified processes to communicate with customers, suppliers, financial institutions and others with which it conducts business to identify and address any potential Year 2000 issues. The total cost of compliance and its effect on the company's future results of operations is not currently estimated by management and is currently being determined as part of its investigation.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

    The statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operation that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in "Certain Factors" in the Form 10-K filed for the year ended April 30, 1997 and other factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.


RESULTS OF OPERATIONS
---------------------

NET REVENUE
-----------
     Net revenue for the three months and nine months ended January 31, 1998, increased by $1.9 million (13%) and $6.6 million (15%), respectively, as compared to the same periods in the prior fiscal year. Contract revenues, primarily from the General Motors program, represented $1.8 million of the increase for the three month period and represented $4.8 million of the increase for the nine month period ended January 31, 1998.

    Product sales for the three months and nine months ended January 31, 1998, increased by .5% and 4%, respectively, as compared to the same periods in the prior fiscal year. This increase was unfavorably reduced each period by the negative effects of the strengthening of the U.S. dollar against foreign currencies of approximately 4 percentage points. The following table sets forth the Company's product sales by application (all dollars in thousands):

                              Three months ended      Nine months ended
                                 January 31,             January 31,
                            --------------------    -------------------
                               1998       1997        1998        1997
                            --------    --------    --------   --------
Motor vehicle                $ 5,164     $ 6,420     $ 15,943   $ 17,500
Forklifts and other material
 handling equipment            7,394       5,338      20,825     17,109
Small portable to
 large stationary              2,277       3,006       7,948      8,349
                            --------     --------    --------  --------

                                       9

   Total product sales      $ 14,835    $ 14,764    $ 44,716   $ 42,958
                            --------     --------    --------  --------
                            --------     --------    --------  --------

     During the three months and nine months ended January 31, 1998, net revenue attributable to the Company's motor vehicle products decreased by 20% and 9%, respectively, as compared to the same periods in the prior fiscal year. The following table sets forth the Company's worldwide motor vehicle product sales by component parts and upfitting, (all dollars in thousands):

                             Three months ended       Nine months ended
                                 January 31,             January 31,
                            --------------------   --------------------
                              1998        1997        1998        1997
                            --------    --------   --------    --------
Component parts             $  4,388    $  5,855    $ 13,925   $ 15,580
Upfitting systems                776         565       2,018      1,920
                            --------    --------    --------   --------
   Total                    $  5,164    $  6,420    $ 15,943   $ 17,500
                            --------    --------    --------   --------
                            --------    --------    --------   --------

     During the three months and nine months ended January 31, 1998, sales for the Company's motor vehicle component parts decreased by 25% and 11%, respectively, as compared to the same periods in the prior fiscal year. This decrease primarily resulted from lower product sales in Australia as a result of a general economic slowdown and unfavorable price differentials between petroleum and alternative fuels which unfavorably impacted the Company's component sales. The weakening Australian dollar explains 5 percentage points of the 25% decrease for the three month period and 3 percentage points of the 11% decrease for the nine month period. Management anticipates that the unfavorable conditions in Australia will continue for the remainder of the current fiscal year. Management further believes that revenues generated from component parts in the final quarter of the current fiscal year will be comparable to sales realized during the same period in the previous fiscal year due to higher sales in North America and Latin America. These are forward looking statements.

     During the three months and nine months ended January 31, 1998, revenue attributable to upfitting vehicles with the Company's systems increased by $211,000 (37%) and 98,000 (5%), respectively, as compared to the same periods in the prior fiscal year. During the current year, the upfitting revenue represented sales of mid-year 1997 GM pick-ups upfit with the Company's bi-fuel natural gas fuel system and 1998 medium-duty dedicated Liquid Propane Gas (LPG) kits under a cross license agreement with General Motors. During the previous year, revenue resulted from a program with Ford Motor Company that materially ended in the first quarter of fiscal year 1997 and a program with the United States Postal Service that began in the third quarter of fiscal year 1997. Management anticipates higher upfitting revenues from the General Motors program during the final quarter of the current fiscal year with significant increases in volumes projected in the beginning of the next fiscal year. This is a forward-looking statement.

     During the three months and nine months ended January 31, 1998, sales of the Company's products for forklifts and other material handling equipment increased by approximately 39% and 22%, respectively, as compared to the same periods in the prior fiscal year. During the three and nine months ended January 31, 1998, the Company realized increased revenues of $.7 million and $2.0 million, respectively, from its European operations which primarily sells material handling equipment. Without the strengthening of the U.S. dollar, revenues from European operations would have increased $1.1 million and $3.0 million for the three and nine month periods, respectively. The remaining increase in sales was derived from domestic operations. Both European and domestic operations realized an increase in demand for new forklifts in the material handling industry. Management anticipates that this trend will continue and that worldwide revenues provided by forklift and other material handling equipment will be slightly higher in the fourth quarter of fiscal year 1998 compared to the fourth quarter of fiscal year 1997. This is a forward-looking statement.

     During the three months and nine months ended January 31, 1998, sales for the Company's small portable to large stationary engines decreased by $729,000 (24%) and $401,000 (5%), respectively, as compared to the same periods in the prior fiscal year. The decreases are related to new EPA regulations affecting the small engine aftermarket. The significant decrease for the three month period was an anomaly due to shipment patterns and is not believed to be indicative of the overall small portable to large stationary engine market. Management anticipates that revenue generated from the Company's small portable to large stationary engines in the final quarter of fiscal year 1998 will be lower than the same period in fiscal year 1997.
This is a forward-looking statement.

     Contract revenue for the three and nine months ended January 31, 1998, increased by $1.8 million and $4.8 million, respectively, as compared to the same periods in the prior fiscal year. For the three-month period ended January 31, 1998, contract revenue comprised 13% of total revenue compared to 2% for the same period in the previous year. For the nine month period ended January 31, 1998, contract revenue comprised 13% of total revenue compared to 4% for the same period in the previous year. These increases were due to the addition of several gaseous fueled vehicle platforms for development under the contract with General Motors Corporation. Contract revenue is principally recognized by the percentage of completion method. Profits expected to be realized on contracts are based on the Company's estimates of total contract sales value and costs at completion. These estimates are reviewed and revised periodically throughout the lives of the contracts. Based on the fore mentioned increases in vehicle platforms, management anticipates that contract revenue during the remainder of the current fiscal year will be substantially higher than levels experienced during the fourth quarter of the previous fiscal year. This is a forward-looking statement.

  During the three months and nine months ended January 31, 1998, the Company's revenues were generated in the following geographic regions:

                             Three months ended       Nine months ended
                                 January 31,            January 31,
                            --------------------   --------------------
                              1998        1997        1998        1997
                            --------    --------    --------   --------
United States and Canada       56%         52%         56%         54%
Pacific Rim                    12%         23%         14%         22%
Europe                         20%         15%         19%         15%
Latin America                  13%         10%         12%          9%

GROSS PROFIT MARGIN
-------------------
     The Company's gross profit margin on product sales for the three months ended January 31, 1998, was $6.2 million (42%) as compared to $5.6 million (38%) during the same quarter of the prior fiscal year. For the current three month period, the Company's domestic operations contributed $.5 million to this increase primarily through manufacturing efficiencies and higher sales volumes. The newly acquired Mexican operation contributed $.1 million to this increase. The European operations also contributed $.1 million to the increase but realized lower gross profit margins in the current period compared to the prior year due to higher imported material costs resulting from a weaker Dutch guilder. The Company's Australian operation realized lower gross profits ($.1 million) as a result of lower sales volume and a weakening of the Australian dollar.

     The Company's gross profit margin on product sales for the nine months ended January 31, 1998, was $17.5 million (39%) as compared to $16.1 million (37%) during the prior fiscal year. For the nine month period, the Company's domestic operations contributed $.9 million to this increase through manufacturing efficiencies and higher sales volumes. The European operations contributed $.4 million to the increase but realized lower gross profit margins in the current period compared to the prior year due to higher imported material costs resulting from a weaker Dutch guilder. The newly acquired Mexican operation contributed $.1 million to this increase. Management anticipates that percent profit margins will continue to be favorably impacted by higher production volumes, but will be offset by lower upfitting margins as upfitter sales become a larger segment of the Company's business. However, as the upfitter business increases, overall gross profits are expected to increase. This is a forward-looking statement.

RESEARCH AND DEVELOPMENT
------------------------
    Research and development ("R&D") expense for the three months and nine months ended January 31, 1998 was $3.6 million and $10.0 million, respectively of which $1.2 million (33%) and $3.5 (35%), respectively, were directly related to the General Motors' program. R&D expense for the three months and nine months ended January 31, 1997 was $1.8 million and $6.1 million, respectively of which $.4 million (21%) and $2.1 million (34%) were directly related to the General Motors program. The remaining increase in R&D expense for the three month and nine month periods was primarily for internally funded product and other contract R&D work. Management believes the Company's future success depends on its ability to design, develop and market new products that interface successfully with new engine electronic technology, and which meet mandated emission standards. Management anticipates that R&D expense during fiscal year 1998 will be continue to be higher than the levels experienced during fiscal year 1997 due to internally funded development work and new product development under the GM contract and other contract development work. This is a forward-looking statement.

SELLING, GENERAL AND ADMINISTRATIVE
-----------------------------------
     Selling, general and administrative (SG&A) expense for the three months and nine months ended January 31, 1998, decreased by approximately $.2 million (6%) and increased by approximately $.8 million (9%), respectively as compared to the same periods in the prior fiscal year. For the three month period, the decrease in SG&A expenses was primarily due to temporary reductions in salary expense and associated benefits, and lower costs at the foreign subsidiary level due to the strengthening dollar as compared to the prior year. For the nine month period, the increase in SG&A expense was primarily due to the inclusion of IMPCO Pty's SG&A expenses for nine months in the current fiscal year versus only seven months during the same period in the previous fiscal year. The remaining increase in SG&A expense for the current nine month period resulted from additional administrative expenses from the U.S. operations. These expenses included administrative salaries, incentive compensation, and legal expenses. Management anticipates that SG&A expense for fiscal year 1998 will be higher than fiscal year 1997 primarily as a result of including a full year of the Company's Australian operation, SG&A from the new Mexican operation, and additional expenses to support anticipated growth in revenues. However, as a percentage of net revenues, SG&A expense is expected to be lower for the current fiscal year as compared to fiscal year 1997. This is a forward-looking statement.

FINANCING CHARGES
-----------------
     Financing charges for the three months and nine months ended January 31, 1998, decreased by $109,000 (37%) and $134,000 (16%) as compared to the same periods in the prior fiscal year. This decrease is a result of lower borrowings on the Company's line of credit in the current fiscal year as compared to the prior year and prepayments on long-term borrowings primarily from funds received from the Company's redemption of its common stock purchase warrants (see note 3). Management anticipates that financing charges for the fourth quarter of fiscal year 1998 will be lower as compared to the same period in fiscal year 1997. This is a forward-looking statement.

PROVISION FOR INCOME TAXES
--------------------------
    The estimated effective annual tax rate of 17% for fiscal year 1998 includes presumed utilization of approximately $3,631,000 of federal net operating loss carryforwards and estimated research and development credits of $300,000. For federal income tax purposes, the Company projects that all remaining net operating loss carryforwards will be used by the end of fiscal year 1998. At January 31, 1998, the deferred tax asset account was approximately $1,450,000. Management has determined, based on the Company's history of prior operating earnings and its expectations for the future, that operating income of the Company will more likely than not be sufficient to recognize fully these net deferred tax assets and that the estimated effective annual tax rate in the future years will approximate the statuatory rate. This is a forward-looking statement.

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

    The Company's financial condition remains strong. The ratio of current assets to current liabilities was 2.81 and 2.57 at January 31, 1998 and April 30, 1997, respectively. During the current year, the total amount of working capital increased by $1.9 million to $20.2 at January 31, 1998. Net cash provided by operating activities was $1,324,000 during the current nine month period, compared to $73,000 for the same period in the previous year. The increase in cash provided by operating activities during the current period resulted from net income and a $706,000 decrease in accounts receivable. This change was partially offset by a $3,388,000 increase in inventory due to the Algas acquisition and a temporary buildup of inventory in anticipation of future upfitter and core product sales.

    Net cash used in investing activities in the first nine months of fiscal
year 1998 was approximately $4,058,000.   Included in this
amount is equipment purchased from EDO Canada Ltd., dies, tooling and equipment purchased from the Algas Carburetion Division of PGI International, the Company's normal capital expenditures for dies, molds and patterns and machinery and equipment, and the investment in Grupo I.M.P.C.O. Mexicano. Management projects that capital expenditures during the remaining quarter of fiscal year 1998 will be higher than the same period in fiscal year 1997, primarily relating to equipment enhancements and facilities for the development and production of new products and the addition of testing equipment and facilities. The Company expects to fund a major portion of these expenditures from cash generated from operations and by use of its bank credit facility. This is a forward-looking statement.

    Net cash provided by financing activities during the current nine month period was approximately $1,824,000. The Company received approximately $8,454,000 from the issuance of common stock as a result of the exercise of common stock purchase warrants. The Company also received approximately $3,300,000 from the Bank of America credit facility to fund the Algas Acquisitions. The Company decreased its borrowing under the operating line of credit by $5,450,000 and made $4,089,000 in principal repayments on term loan and notes. Approximately $2,335,000 of the loan and note payments represented pre-payments.

    The Company has a $12,000,000 revolving line of credit and a $5,525,000 capital lease facility with Bank of America. At January 31, 1998, there was a zero balance on the revolving line of credit and approximately $2,061,000 was outstanding under the capital lease facility. The revolving line of credit expires on August 31, 1999, and the capital lease facility expires on December 31, 2003. In addition, the Company's subsidiary in the Netherlands has a 3,000,000 NLG (U.S. $1,526,000) credit facility with Mees Pierson, a financial institution in the Netherlands. At January 31, 1998, there was no outstanding balance on the Dutch credit facility.

FOREIGN CURRENCY RISK
---------------------
     The results and financial condition of the Company's international operations are affected by changes in exchange rates between certain foreign currencies and the U.S. dollar. The Company's exposure to fluctuations in currency exchange rates has increased as a result of the growth of its international subsidiaries. The functional currency for all of the Company's international subsidiaries is the local currency of the subsidiary. An increase in the value of the U.S. dollar increases costs incurred by the subsidiaries because most of its international subsidiaries' inventory purchases are U.S. dollar denominated. The Company monitors this risk and attempts to minimize the exposure through forward currency contracts and the management of cash disbursements in local currencies. At January 31, 1998 the Company had forward-range currency contracts protecting $2,400,000 in inventory purchases.

    The Company seeks to hedge its foreign currency economic risk by minimizing its U.S. dollar investment in foreign operations using foreign currency term-loans to finance the operations of its foreign subsidiaries. The term loans are denominated in local currencies and are included in the local balance sheets.

INTEREST RATE RISK
---------------------
     The Company uses interest rate swap agreements with Bank of America to manage its exposure to interest rate changes and stabilize the cost of borrowed funds. When an agreement is executed, the swap is linked to a specific debt instrument. At February 28, 1998, the Company had $4,325,000 secured under fixed interest rate agreements.

Part II - OTHER INFORMATION

Items 1,2,3,5 Not applicable.

Item 4.   Submission of matters to a vote of security holders

     (a)   The annual meeting of stockholders was held on November 13, 1997.

     (b)   The following were elected as directors for terms expiring in 1999:

                                 Peter B. Bensinger
                                 Rawley F. Taplett
                                  Douglas W. Toms


     The names of each of the other directors whose terms of office continue are as follows:

                                   Norman L. Bryan
                                  V. Robert Colton
                                    Paul Mlotok
                                   Don J. Simplot
                                 Robert M. Stemmler


     (c) The stockholders voted upon the approval of the 1997 Incentive Stock Option Plan as follows:

                     Votes         Votes                   Broker
                      For         Against    Abstention   non-votes
                  -----------   ----------   ----------   ---------
Common Stock       3,409,860      289,270       35,023    1,436,271
Preferred Stock        5,950        -0-          -0-         -0-

     (d) The stockholders voted upon the ratification of the appointment of Ernst & Young LLP as independent auditors as follows:

                      Votes         Votes                   Broker
                       For         Against    Abstention   non-votes
                   -----------   ----------   ----------   ---------
Common Stock         5,157,011       8,488       4,925        -0-
Preferred Stock          5,950        -0-         -0-         -0-

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits:
          --------

         Exhibit 10.1 - Amended Loan Agreement for IMPCO Technologies, Inc. as borrower and Bank of America National Trust and Savings Association, as lender, dated February 4, 1998.

          Exhibit 11.1 - Computation of net income per share.

     (b)  Reports on Form 8-K
          -------------------

     There were no reports on Form 8-K filed during the quarter ended January 31, 1998.


     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         IMPCO Technologies, Inc.
                                         (Registrant)


Date:    March 17, 1998             By   /s/ Thomas M. Costales
                                         -----------------------
                                         Thomas M. Costales
                                         Chief Financial Officer
                                         and Treasurer
                                         [Authorized Signatory]