Form 10-K
period 1998-04-30
IMPCO TECHNOLOGIES INC
filed 1998-07-29
CIK 790708

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-K

/ x /    Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended April 30, 1998, or

/   /    Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the transition period from             to
         Commission File No. 0-16115

                              IMPCO Technologies, Inc.

           (Exact name of registrant as specified in its charter)

               DELAWARE                      91-1039211
       ---------------------            ------------------
     (State of Incorporation)         (IRS Employer ID. No.)

             16804 GRIDLEY PLACE, CERRITOS, CALIFORNIA    90703
          ---------------------------------------------------------
     (Address of Principal Executive Offices)  (Zip Code)

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
          Yes    X                 No
               ------                  ------
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. /    /

     Approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 1998 was $108,206,166.

     Number of shares outstanding of each of the registrant's classes of common stock, as of June 30, 1998:

                      7,171,601 shares of Common Stock

                    Documents incorporated by reference:

                                See Item 14

     Information required by Part III is incorporated by reference from the definitive proxy statement to be filed pursuant to Regulation 14A or by an amendment hereto, in either case, within 120 days of the end of fiscal year 1998.

                                       PART I
                                      -------

ITEM 1  -  BUSINESS

                                      General
                                      -------

     IMPCO Technologies, Inc. [effective September 15, 1997, AirSensors, Inc. changed its name to IMPCO Technologies, Inc.] (IMPCO) was incorporated in the State of Washington in 1978 and became a Delaware corporation in 1985. IMPCO, together with its subsidiaries, are hereinafter referred to as the "Company." The Company designs, manufactures and markets equipment that allows internal combustion engines to operate on alternative fuels, primarily propane and natural gas.


ACQUISITIONS

     In October 1995, the Company acquired 51% of the outstanding stock of Technisch Bureau Media, B.V., a private company in the Netherlands, from Centradas B.V. for 3,187,500 Dutch Guilders (U.S. $2,023,000). In May 1998, the Company acquired the remaining 49% equity interest from Centradas B.V. for 1,400,000 Dutch Guilders (U.S. $693,000). The company now operates as IMPCO Technologies, B.V. (IMPCO BV). It distributes gaseous fuel carburetion systems, components and related devices for use in internal combustion engines along with catalytic converters for the off-highway industrial market. IMPCO BV services the European marketplace from its headquarters in the Netherlands and through its subsidiaries and facilities in Germany, France and the United Kingdom. IMPCO BV's revenues totaled approximately $11,588,000, $9,203,000 and $5,601,000 in fiscal years 1998,
1997 and 1996, respectively.

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

     In July 1996, the Company through IMPCO Technologies, Pty. Ltd (IMPCO
Pty), a wholly-owned subsidiary, acquired certain assets of Ateco Automotive Pty. Ltd. (Ateco), including a 50% ownership interest in Gas Parts (NSW) Pty., for a purchase price of approximately $6,532,000. Ateco distributed IMPCO's gaseous fuel carburetion systems, components and related devices for use in internal combustion engines since 1969. IMPCO Pty services the Australian marketplace from its offices in Melbourne and Sydney. In January 1998, IMPCO Pty acquired the remaining 50% ownership interest in Gas Parts
(NSW) Pty. for A$225,000 (U.S. $148,500) in cash. IMPCO Pty's revenues totaled approximately $6,893,000 in fiscal year 1998 and $7,816,000 for 10 months of operations in fiscal year 1997.

     In December 1997, the Company purchased certain manufacturing equipment and inventory of the Algas Carburetion Division of PGI International at a purchase price of $2,400,000 paid in cash. On the same day, the Company acquired a 90% interest in Industrias Mexicanas de Productos de Combustibles,
S. de R.L. de C.V.("Grupo I.M.P.C.O. Mexicano") at a purchase price of $961,000 paid in cash. Immediately prior to the Company's acquisition of its interest in Grupo I.M.P.C.O. Mexicano, Grupo I.M.P.C.O. Mexicano acquired certain assets of the carburetion division of Algas Mexicana, de R.L. de C.V.

     In December 1997, the Company purchased from the bankruptcy trustee of EDO Canada, Ltd. certain development, testing, quality control and manufacturing equipment used for the manufacture of storage tanks for compressed natural gas. The US$790,000 purchase price was paid in cash.


PRODUCTS AND MARKETS

     The Company's products include fuel management systems and components, including electronic fuel control processors, carburetors, converters or regulators, fuel lock-offs, repair kits or replacement parts and other sundry devices. The Company's products, sold for aftermarket conversions and as original equipment, are used in a variety of motor vehicles, forklifts and small portable to large stationary engines. Worldwide, the products are marketed through distributors and original equipment manufacturers (OEM) under the brand names IMPCO (registered trademark), BEAM(registered trademark), GARRETSON(registered trademark), J&S Carburetion (registered
trademark), and Algas.   Ease of installation, consistent performance, high
quality and safety are attributes of the Company's products.

     The Company's fuel management systems are designed to offer several levels of technology to meet customer needs. The Adaptive Digital Processor
(ADP) uses advanced electronic technology to learn and store key operating characteristics of the specific vehicle. The ADP enhancer complements the ADP with diagnostics and spark timing modules. The Company's Advanced Clean Fuels Technology (ACFT) uses mass sensing hot wire anemometry to calculate the engine's air/fuel mixture. The Company's Heavy Duty Advance Fuel Electronics (HD-AFE) uses patented hot wire anemometry mass sensing of both fuel and air to precisely control lean burn combustion in heavy duty engines utilized in trucks and mass transit vehicles to maximize performance at reduced emissions. During engine operation, an on-board computer adjusts the mixture to achieve optimum results in engine performance to reduce emissions. The Company is also developing a fuel injection system for ultra low emission vehicles. These injectors are designed for vaporized natural gas or vaporized propane for use in the latest engine technologies.

     The Company's carburetors are designed for use in 5 to 5,000 horsepower engines. The Company's liquid propane gas (LPG) converter is a two stage regulator and vaporizer that regulates the amount of fuel entering the carburetor and then transforms the fuel from a pressurized liquid state to a gaseous vapor by exposing the fuel to near atmospheric pressure. The Company's vacuum and electro- mechanical fuel lock-off devices stop the flow of fuel when engines stop running. The vacuum fuel lock-off has been a popular product with OEM's due to its safety characteristics.

     During fiscal year 1998, sales of carburetors represented approximately 30% of consolidated product sales, converters approximately 21%, fuel lock-offs approximately 7%, repair kits approximately 17%, electronic control systems approximately 7%, and other products and sundry devices approximately 18%. The product sales mix during fiscal year 1998 was substantially the same as during the prior two fiscal years.

     The Company's products are sold worldwide to distributors and OEMs and as aftermarket components and/or retrofit systems. In fiscal year 1998 sales in the United States and Canada represented 57% of the Company's consolidated sales. Sales by region are shown below:

                                      Fiscal years ended April 30,
                                    ---------------------------------
                                       1998        1997        1996
                                    ---------   ---------   ---------
  United States and Canada             57%         66%         67%
  Pacific Rim                          13%         11%         10%
  Europe                               19%         12%         16%
  Latin America                        11%         11%          7%

     During fiscal year 1998, sales to distributors accounted for approximately 55% of consolidated product sales, sales to OEM customers accounted for approximately 39% and system conversions accounted for approximately 6% of consolidated product sales.

     Distributors primarily service the aftermarket conversion business and small-volume OEMs, and are generally specialized and privately-owned enterprises. Many domestic distributors have been customers of IMPCO for more than 30 years, and most export distributors have been customers for more than 20 years.

     Most OEM customers are large engine, vehicle, and forklift manufacturers such as Caterpillar Inc., Clark Material Handling Co., Ford Motor Company, Generac, General Motors Corporation, Kohler Company, Mitsubishi Caterpillar Forklift America, Inc., NACCO Material Handling Group, Onan Corporation, Toyota Industrial Equipment Mfg. Inc. and the Waukesha Engine Division of Dresser Industries, Inc.

     The Company's older products use vacuum and mechanical controls to regulate engine air/fuel ratios. Motor vehicle carburetors, as well as some ancillary devices, often are mechanical and operate independent of other engine functions. In recent years in more industrially advanced countries, electronically controlled devices have replaced some vacuum actuated mechanical devices to improve the engine performance and to more tightly control the emissions from internal combustion engines. The Company has addressed this change by introducing new electronic devices designed for gaseous fuels that interface with the OEM electronics.

     To remain competitive, the Company continues to improve its older products and is developing new products. The Company upgraded its ACFT gaseous fuel management system that is based on its mass-sensing technology and proprietary software. ACFT is designed to manage air/fuel ratios to achieve optimum air/fuel mixture and other engine functions. The Company is enhancing its on-board computer utilizing the vehicle-specific software required for the AFE product, a mass-sensor and the necessary hardware for a variety of vehicle types including pickup trucks, vans and passenger cars. The Company is focusing its ACFT marketing efforts on OEMs. The Company is also developing improved technologies including injectors, high and low pressure regulators, on-board diagnostics, high performance 32-bit engine control modules, fuel lockoffs and related components. The Company believes that it will continue to satisfy the differing engine and emission control approaches being used on engines in its domestic and foreign markets.

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

     In the United States, the Federal Energy Policy Act of 1992 mandates that 75% of the light duty vehicles acquired by the federal, state and municipal governments by fiscal 2002, and thereafter, be alternative fueled vehicles, and non-government fleet operators of 20 or more vehicles will be required to include at least 20% alternative fueled light duty vehicles in their total vehicle purchases by fiscal 2002. Beginning 2006 and thereafter, 70% of the vehicles acquired by fleet operators of 20 or more must be alternative fueled vehicles.

     Companies that manufacture retrofit systems for use in California are required to comply with requirements under Title XIII, which require that a certain percentage of retrofit conversions be certified, inspected, carry a product warranty and comply with new emission standards. For vehicle model year 1998 and 1999, the Company will be required to certify all of its retrofit engine families. Manufacturers are also required to conduct 100,000 mile durability tests and comply with in-service emission standards. The Environmental Protection Agency has adopted similar requirements for the entire United States beginning in 2002.

     Several other states have adopted similar regulations and mandates which are expected to increase the demand for alternative fuels. These include Arizona, Arkansas, Colorado, Connecticut, Florida, Georgia, Hawaii, Iowa, Kansas, Louisiana, Massachusetts, Missouri, New Hampshire, New Mexico, New York, Oklahoma, Oregon, Texas, Utah, Virginia, Washington and West Virginia. In addition, legislation to foster energy independence and/or reduce pollution is spurning growth in the use of gaseous fuels in countries such as Australia, Mexico, Chile, China, Netherlands, Taiwan, Turkey and Venezuela.

STRATEGIC MARKETING PLAN

     The Company's goal is to retain its position as one of the world's leading suppliers of engine components and systems that allow internal combustion engines to operate on gaseous fuels. A key element of the Company's steady growth has been the diversity of markets that its products serve. The increasing worldwide demand for gaseous alternative fuel management products and systems for motor vehicle uses, material handling equipment, and industrial and heavy duty mobile engines, provides the Company with a broad market foundation and eliminates dependency on a single market segment. The Company's two largest markets, motor vehicle (primarily fleet vehicles) and material handling (primarily forklifts), accounted for approximately 83% of the Company's consolidated product sales in the last fiscal year. See "Products and Markets." Of these two markets, the motor vehicle market is believed to have the greatest potential for significant growth. The Company anticipates that this growth will result from worldwide governmental regulations imposing more stringent emission standards to achieve energy independence. See "Market and Regulatory Environment."

     The Company's global short-term strategy is to continue its presence in the retrofit market for fleet vehicles and to continue introducing upgrades to its existing products. The Company will also continue its presence in both the retrofit and OEM market by promoting its products to meet the expected demand for equipment which will allow motor vehicle engines to meet the more stringent emission regulations. The Company's strategy for future participation in the U.S. retrofit market will be limited to motor vehicle applications which will provide large potential conversions and can be economically justified.

     In the long-term, the worldwide demand for alternative fueled vehicles is making it feasible for OEM production. The Company has taken steps to become a preferred OEM supplier for gaseous fuel components. During the last fiscal year, the Company signed a five-year teaming agreement with General Motors Corporation to develop clean gaseous fuel delivery systems for passenger cars and medium- and light-duty trucks. Development programs and the commercialization of OEM vehicles with IMPCO systems is on-going in Mexico, Australia, Japan, China, and South America. In addition, the Company's recent acquisition of EDO's tank technology and equipment will extend the Company's capabilities from tank testing and research and development into the next generation of fuel storage systems. Development of fuel storage technology is an important component of the Company's long-term strategy to be the premier Tier 1 component supplier to automotive OEMs. The Company believes that product quality is essential for OEM recognition and it is continually upgrading its quality assurance program.

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

     The Company has expanded the marketing of its older non-electronically controlled products in countries with less stringent emission standards than those in the United States. This strategy is being applied in Central and South America, Eastern Europe and the Far East. In countries such as Mexico and Taiwan, where the level of emission standards is increasing, but is not as stringent as in the United States, the Company's strategy is to upgrade its older products to improve both emission levels and engine performance.

     Significant changes are also occurring in the forklift industry. The increased emphasis on emissions and durability will require engine and equipment manufacturers to consider new fuel and engine management products as a part of a complete, certified engine package. The Company is starting to work closer with the OEMs in order to manage this change and meet these new requirements. The Company expects the marketing and distribution of forklift products to continue with a strong OEM focus.

     The primary growth potential for the industrial engine and heavy duty mobile engine business is in the power generation market and the heavy duty mobile gas engines used in trucks and buses. North American generator set production continues to increase in response to growing global demand. Many of these sets are fueled by propane or natural gas. The growth in the heavy duty mobile engine market will be supported by the increased worldwide government mandates for clean air, such as the Clean air Act of 1990, the Energy Policy Act of 1992 and the EURO 3 European emission standards. The Company has been developing advanced electronic heavy duty fuel systems for a number of heavy duty OEMs for trucks and buses utilizing compressed natural gas and liquefied natural gas.

COMPETITION AND OTHER MARKET FACTORS

     The Company estimates there are approximately twenty-three manufacturers of gaseous fuel delivery components and/or delivery systems. IMPCO, Landi, Tartarini, OMVL, GFI, Koltec & Vialle are estimated to account for over 90% of the world market. The Company has competitors in various worldwide market segments in the motor vehicle gaseous fuel equipment industry. Landi, Tartarini and OMVL are major competitors in the Southern Europe and South America motor vehicle market. Vialle is a competitor in the European and Australian markets. Koltec is a competitor in the Dutch market and the Far East. GFI primarily serves the North American motor vehicle market.
Overall, the Company estimates that it has an approximate 35% market share of the world market for gaseous fuel delivery components and/or systems for the motor vehicle market.

     The Company estimates that it has a greater than 80% market share in the material handling and industrial engine market. Competitors include Nolff Manufacturing and AISAN who combined, have less than a 5% market share.
Other competitors are mostly local manufacturers of repair kits and other maintenance components for IMPCO products.

     To be competitive into the future, the Company believes it will be necessary to continue to enhance its gaseous fuel engine management products utilizing mass-sensing, electronic and electro- mechanical technology. The Company anticipates that the gaseous fuel equipment industry will be experiencing rapid technological changes in the next ten years. This should result in the majority of the existing competitors being limited in the market place because of their lack of adequate capital or their lack of willingness to develop high tech, low emission products now being required by future emissions
laws.    However, the Company anticipates new competitors will enter the alternative fuel marketplace due to the potential increase in the size of the market. These competitors may include large motor vehicle OEMs who may adapt their existing gasoline technology to alternative fueled vehicles.

MANUFACTURING

     The Company's products are presently manufactured in the Company's facilities in Cerritos and Irvine, California. Manufacturing operations consist largely of mechanical assembly with light machining. A machining facility is also operated in Mt. Pleasant, Iowa. The Company places substantial reliance on outside vendors for parts, components and electronic assemblies. It obtains product components from a variety of domestic motor vehicle and electronic part suppliers and assemblers, diecasters, metal stamping and machine shops. In fiscal year 1998, 10 suppliers accounted for approximately 55% of raw material purchases and one supplier accounted for approximately 18% of such purchases.

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

PRODUCT CERTIFICATION

     The Company must obtain certification from the Environmental Protection Agency (EPA) to sell certain of its products in the United States and from the California Air Resources Board to market certain products in California. In September 1997 EPA modified the phase-in program (Option 3 of EPA Memorandum 1-A) to ease certification requirements for retrofit conversions through model year 1999. California regulations require that all of model year 1997, 1998, and future retrofit conversions be certified, inspected, carry a product warranty and comply with new emission standards. Manufacturers are also required by the EPA and California regulations to conduct 100,000 mile durability tests for retrofit vehicles. Some other states have similar types of regulations. The Company's continued participation in the U.S. retrofit market will be closely monitored as the business transitions to OEM vehicles.

     The Company seeks product approval by Underwriters Laboratories, Inc. (UL(registered trademark)), the American Gas Association, and international approval services on certain products. While approval is not always required, the Company believes such approval enhances the acceptability of products in the domestic marketplace. Many foreign countries also accept these agency approvals as satisfying "approval for sale" requirements in their markets.

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

BACKLOG

     The Company's backlog consists of anticipated sales of products for which the Company has confirmed orders scheduled for shipments over the next 90 days. Such backlog was approximately $10,894,000 and $11,500,000 at April 30, 1998 and April 30, 1997, respectively. The Company believes that backlog as of any date is not necessarily indicative of future product sales.

EMPLOYEES

The Company employed 446 persons worldwide as of April 30, 1998. None of the employees are represented by labor unions, and rapport with employees is believed to be good.

YEAR 2000

     The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems both internally and externally. The Company has completed its assessment of the Year 2000 issue through 1) communication with key customers, suppliers, financial institutions and others with which it conducts business and 2) review of its current internal computer systems to identify potential Year 2000 issues. Based on this assessment, the Company is not aware of any key customer, supplier, or financial institution with inadequate solutions. The Company has developed plans to address system modifications required by December 31, 1999 and these plans basically require the upgrade to new versions of packaged software. The Company plans to have all systems upgraded by December 1998. The financial impact of making the required systems changes is not expected to be material to the Company's consolidated financial position, results of operations or cash flows.

                                                                            10
ITEM 2  -  PROPERTIES

     The Company's executive offices and primary manufacturing facilities are located in Cerritos, California and occupy 105,000 square feet in two buildings at a single 4-acre location. The Company's Technology and Automotive OEM Center is located in Irvine, California and occupies 80,000 square feet in one building at a 3-acre location. The Company believes these facilities are adequate for its core product manufacturing operations and OEM development programs and production. The Cerritos site is leased until May 1999, with two 5-year renewal options. The Irvine site is leased until August 2004, with two 5-year renewal options. The Company maintains a research and development facility in a suburb of Seattle, Washington which occupies approximately 10,000 square feet in a portion of an office park building. These premises are leased until December 2000. The Company also owns a machine shop in Mt. Pleasant, Iowa which occupies approximately 16,500 square feet at an industrial site. The Company's facility in Rijswijk, Holland occupies approximately 16,000 square feet and is leased until October 31, 2000, with a five year renewal option. The Company's facility in Cheltenham, Australia occupies approximately 15,000 square feet and is leased until May 31, 2001, with a four year renewal option. The Company's facility in Mexico City, Mexico occupies approximately 3,500 square feet and is leased until December 1998.

ITEM 3  -  LEGAL PROCEEDINGS

     The Company is a party to several legal actions, but based on discussions with legal counsel, management does not believe that any of these actions will have a material adverse effect on its business or financial condition.

ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal year ended April 30, 1998.

FORWARD-LOOKING STATEMENTS
     The statements contained in this Part I that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in "Certain Facors" at the end of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                   PART II
                                   -------

ITEM 5  -  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on The Nasdaq Stock Market under the symbol "IMCO". All common stock prices are closing prices per The Nasdaq Stock Market.

                         Fiscal year 1998         Fiscal year 1997
                       -------------------        -------------------
   Quarter Ended         High        Low            High        Low
   -------------       --------   --------        --------   --------
   July 31             $ 10        $ 6 7/8        $ 11 1/8   $  8
   October 31            12 5/8      9 5/8           9 7/8      6
   January 31            12 3/8      9 1/4          10 7/8      5 3/4
   April 30              13 1/8     11 1/4          11 7/8      7 1/2


     On June 30, 1998, there were 546 holders of record of the Company's common stock.

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

ITEM 6  -  SELECTED CONSOLIDATED FINANCIAL DATA

                                   In thousands, except per share amounts
                         -----------------------------------------------------
                                        Fiscal Years Ended April 30,
                             1998       1997       1996       1995       1994
                           --------   --------   --------   --------  --------
Statement of
operations data:
-----------------
 Net revenue(1)          $ 71,083  $ 61,828   $ 51,575   $ 45,231   $ 36,410

 Research and
  development expense      13,337     8,480      7,171      6,197      5,103
 Operating income           7,118     4,850      4,132      3,540      3,069
 Financing charges            935     1,100        504        292        320
 Net income(2)              4,865     3,225      4,671      2,967      2,511
 Preferred stock expenses(3)  595       581        610        548        612

 Net income applicable
  to common stock           4,270     2,644      4,061      2,420      1,898

 Net income per share(4):
   Primary                    .67       .46        .72        .43        .34
   Fully diluted              .60       .43        .64        .39        .31

 Number of shares used in
  per share computation(4):
   Basic                    6,334     5,722      5,648      5,620      5,515
   Diluted                  8,155     6,131      7,300      6,272      6,200

Balance sheet data:
--------------------
 Total current assets    $ 37,492  $ 29,904   $ 24,578   $ 13,626   $ 10,420
 Total assets              57,385    47,113     37,728     22,109     17,464
 Total current liabilities 11,417    11,656      9,266      5,111      4,810
 Long-term obligations     10,594    12,721      8,823      1,855        334
 Stockholders' equity      34,305    22,063     19,256     15,143     12,320

---------------------------
  See accompanying notes.


NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA

(1) Includes contract revenue during fiscal year ended April 30, 1998, 1997, 1996, 1995 and 1994, of $8,873,554, $3,391,528, $3,087,229, $1,523,952 and
$3,880,416, respectively. See note 12 of the Notes to "Consolidated Financial Statements."

(2) Includes an income tax benefit of $1,700,000, due to the reduction in the valuation allowance for deferred tax assets and $318,000 net income from the Company's European subsidiary during the year ended April 30, 1996. See note 5 of the Notes to "Consolidated Financial Statements."

(3) Includes dividends on Preferred.

(4) During fiscal year 1998, the Company adopted FAS 128, Earnings Per Share, and all prior years have been restated. During fiscal years 1996 and 1998, shares assumed to be issued upon conversion of the Company's preferred stock were included in the calculation since it resulted in a reportable dilution.

ITEM 7 -  MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     The statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in "Certain Factors" at the end of this discussion and other factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission. All period references are to the Company's fiscal periods ended April 30, 1998, 1997 or 1996, unless otherwise indicated.



Overview
---------
     IMPCO Technologies, Inc. designs, manufactures and markets equipment that allows internal combustion engines to operate on alternative gaseous fuels, primarily propane and natural gas. The Company's products include fuel management systems and components, and are sold for maintenance, aftermarket conversions and as original equipment on motor vehicles, forklifts and small portable to large stationary engines. Worldwide, the products are marketed through distributors and original equipment manufacturers.


Results of Operations
----------------------

Acquisitions
-------------
     In fiscal year 1996, the Company acquired 51% of the outstanding stock of Technisch Bureau Media, B.V. and on May 1, 1998 acquired the remaining 49% interest. Its European subsidiary is now operated under the name IMPCO Technologies, B.V. (IMPCO BV) and had revenues of approximately $11,588,000, $9,203,000 and $5,601,000 in fiscal years 1998, 1997 and 1996, respectively.

     In fiscal year 1996, the Company acquired substantially all of the business assets of Garretson Equipment Company, Inc. (Garretson) of Mt. Pleasant, Iowa. Garretson is a leading manufacturer of fuelsystems, components and related devices that allow small engines of 35 horsepower or less to run on either natural gas or propane. Major product applications include generator sets, industrial equipment and utility engines.

     In fiscal year 1997, the Company through IMPCO Technologies, Pty. Ltd (IMPCO Pty), a wholly-owned subsidiary, acquired certain assets of Ateco Automotive Pty. Ltd. (Ateco), including a 50% ownership interest in Gas Parts
(NSW) Pty. In fiscal year 1998, IMPCO Pty acquired the remaining 50% ownership interest in Gas Parts (NSW) Pty. IMPCO Pty's consolidated revenues totaled approximately $6,893,000 in fiscal year 1998 and $7,816,000 for 10 months of operations in fiscal year 1997.

     In fiscal year 1998, the Company purchased certain manufacturing equipment and inventory of the Algas Carburetion Division of PGI International. On the same day, the Company acquired a 90% interest in Industrias Mexicanas de Productos de Combustibles, S. de R.L. de C.V. ("Grupo I.M.P.C.O. Mexicano"). Grupo I.M.P.C.O. Mexicano had revenues of approximately $823,000 in fiscal year 1998.

     In fiscal year 1998, the Company purchased from the bankruptcy trustee of EDO Canada, Ltd. certain development, testing, quality control and manufacturing equipment used for the manufacture of storage tanks for compressed natural gas.



Net Revenue
--------------
     The Company's net revenue for fiscal year 1998 increased by $9,255,000 or 15% compared to a $10,253,000 or 20% increase in fiscal year 1997. For the current year, contract revenues, primarily from the General Motors Corporation program, represented $5,482,000 of this increase.

     Product sales for fiscal year 1998 and 1997 increased by approximately 6% and 21%, respectively. During 1998, the increase in product sales was unfavorably reduced by $2,326,000, or 4% as a result of the negative effects of a strengthening U.S. dollar against foreign currencies. The following table sets forth the Company's product sales by application, (all dollars in thousands):

                                       Fiscal years ended April 30,
                                    ---------------------------------
                                       1998        1997        1996
                                    ---------   ---------   ---------
  Motor vehicle products            $  21,870   $  23,784   $  17,063
  Forklifts and other
    material handling equipment        29,493      23,291      23,316
  Small portable to
    large stationary engines           10,846      11,362       8,108
                                    ---------   ---------   ---------
        Total product sales         $  62,209   $  58,437   $  48,487
                                    ---------   ---------   ---------
                                    ---------   ---------   ---------

     During fiscal year 1998, net revenue attributable to the Company's motor vehicle products decreased by $1,914,000, or 8%, over 1997. This decrease in motor vehicle product sales was unfavorably impacted by the negative effects of a strengthening U.S. dollar against foreign currencies of $817,000, or 3%. During fiscal year 1997, sales for the motor vehicle products increased by $6,721,000, or 39%, over 1996. The primary reason for the fiscal year 1997 increase was the addition of the Australian subsidiary which increased consolidated revenues by $5,294,000 from 1996 to 1997. The following table sets forth the Company's worldwide motor vehicle product sales by component parts and upfitting systems, (all dollars in thousands):

                                       Fiscal years ended April 30,
                                    ---------------------------------
                                       1998        1997        1996
                                    ---------   ---------   ---------
  Motor vehicle component parts     $  18,152   $  20,864   $  13,982
  Motor vehicle upfitting systems       3,718       2,920       3,081
                                    ---------   ---------   ---------
     Total motor vehicle products   $  21,870   $  23,784   $  17,063
                                    ---------   ---------   ---------
                                    ---------   ---------   ---------

     Sales for the Company's motor vehicle component parts in 1998 decreased $2,712,000, or 13%, as compared with 1997. Thirty percent (30%) of this decrease was attributable to the strengthening of the U.S. dollar. Also, the decrease resulted from lower product sales for aftermarket conversions in the U.S. market due to new regulatory requirements shifting the automotive conversion market to direct OEM upfits. Additionally, the decrease resulted from lower product sales in Australia as a result of a general economic slowdown and unfavorable price differentials between petroleum and alternative fuels which unfavorably impacted the Company's component sales. These decreases were slightly offset by $603,000 in incremental revenues generated by the newly acquired Mexican operation. For fiscal year 1997, the increase in component parts sales, as compared to 1996, was primarily due to incremental revenue of $5,294,000 resulting from its Australian acquisition. Increased sales to Latin America accounted for most of the remaining increase. Management anticipates that revenue attributable to the Company's motor vehicle component parts will be higher during fiscal year 1999 as compared to 1998 primarily as a result of a full year of operations for the Mexican subsidiary and an increase in demand in Latin America. This is a forward-looking statement. See "Certain Factors" below.

     During fiscal year 1998, revenue attributable to upfitting vehicles with the Company's systems increased by $798,000, or 27%, compared to the previous fiscal year. This upfitting revenue represented sales of 438 mid-year 1997 GM pick-ups upfit with the Company's bi-fuel natural gas fuel system and sales of 880 1998 medium-duty dedicated Liquid Propane Gas (LPG) kits under a cross license agreement with General Motors. During fiscal year 1997, a portion of revenue attributable to upfitting vehicles for aftermarket fleet use in 1997 resulted from a program with Ford Motor Company in which the Company's bi-fuel propane system was utilized in 1996 model year F-150 and F-250 pickup trucks. The Ford program was materially completed during the first quarter of fiscal year 1997. During the third quarter of fiscal year 1997, the Company began converting postal vehicles to compressed natural gas under a $1.5 million Postal Service contract. Deliveries were completed during the fourth quarter of fiscal year 1997. During fiscal year 1996, upfitting revenue primarily resulted from a Postal Service contract to convert postal vehicles to compressed natural gas and initial shipments of the aforementioned 1996 model year F-150 and F-250 Ford trucks utilizing the Company's bi-fuel propane system. Management anticipates that the commercialization by General Motors Corporation of model year 1998 and 1999 Chevrolet and GMC pickup trucks, and other vehicles, with the Company's systems will result in significantly higher upfitting revenue during fiscal year 1999. Although the current labor disputes at General Motors are not impacting the upfit programs that are in process, the length of the disputes could impact future delivery schedules and upfitting revenues. These are forward looking statements. See "Certain Factors" below.

     During fiscal year 1998, net revenue attributable to the Company's products for forklifts and other material handling equipment increased by approximately $6,202,000, or 27%, over 1997. This increase in forklift related product sales was unfavorably impacted by the negative effects of a strengthening U.S. dollar against foreign currencies of $1,509,000 or 6%. During fiscal year 1998, the Company realized increased revenues of $2.4 million from its European operations which primarily sells material handling equipment. Without the strengthening U.S. dollar, revenues from European operations would have increased $3.9 million for fiscal year 1998. The remaining increase in sales was derived from domestic operations. Both the European and domestic operations realized increases as a result of the general upswing in economic conditions. Total revenue from forklifts and material handling equipment in fiscal year 1997 was comparable to 1996 revenue. Management anticipates that sales for forklifts and other material handling equipment in fiscal year 1999 will be comparable to 1998. Management projects increases in the European market but will be offset by a decline in the Asian market. In addition, it is anticipated in the near future that the California Air Resources Board (CARB) and the Environmental Protection Agency (EPA) will adopt emission requirements for forklifts and other material handling equipment that are similar to those being adopted for the motor vehicle industry. These are forward-looking statements. See
"Certain Factors" below.

     During fiscal year 1998, sales of small portable to large stationary engines decreased $516,000, or 5% over sales in 1997. The decrease is related to new EPA regulations affecting the small engine aftermarket. During fiscal year 1997, sales of small portable to large stationary engines increased $3,254,000, or 40%, over sales in 1996. The increase was attributable to the Garretson product line purchased in April 1996 and to higher demand for large and small power generation units used in power replacement and recreational applications. Management anticipates that revenue from industrial engines in fiscal year 1999 will be higher compared to 1998 levels. This is a forward-looking statement. See "Certain Factors" below.

     Contract revenue was 12% of total revenue in fiscal year 1998, as compared to 5% and 6% in 1997 and 1996, respectively. During 1998, total contract revenue increased by approximately $5.5 million, or 162%, as compared to 1997. During 1997, total contract revenue increased by approximately $304,000, or 10%, as compared to 1996. These increases were due to the addition of several gaseous fueled vehicle platforms for development under the contract with General Motors Corporation and to development contracts obtained from various federal and state agencies. Contract revenue is principally recognized by the percentage of completion method. Profits expected to be realized on contracts are based on the Company's estimates of total contract sales value and costs at completion. These estimates are reviewed and revised periodically throughout the lives of the contracts. Based on the expected increases in vehicle platforms and new developmental contracts, management anticipates that contract revenues during fiscal year 1999 will be significantly higher than 1998. This is a forward-looking statement. See "Certain Factors" below.

     During fiscal year 1998, 1997, and 1996 the Company's product revenue was generated in the following geographic regions:

                                       Fiscal years ended April 30,
                                    ---------------------------------
                                       1998        1997        1996
                                    ---------   ---------   ---------
  United States and Canada             57%         66%         67%
  Pacific Rim                          13%         11%         10%
  Europe                               19%         12%         16%
  Latin America                        11%         11%          7%

Gross Profit Margin
---------------------
     The Company's gross profit margin on product sales during fiscal year 1998 was $24,040,000 (39%) compared to $21,095,000 (36%) for the prior year. During the current year, the Company's domestic operations contributed approximately $2.0 million to the increase through higher sales volumes and as a result of a higher gross margin percent realized by lower material costs. The foreign operations contributed approximately $.9 million to the gross margin increase due to the addition of the Mexican operation during 1998, a full year of reporting for the Australian operation, and higher sales volumes at the European operation. The gross profit margin percentage realized at the foreign operations during the current year is comparable to the percentage realized during fiscal year 1997.

     The Company's gross profit margin on product sales during fiscal year 1997 was $21,095,000 (36%) compared to $16,476,000 (34%) for fiscal year

1996. The Company's foreign operations contributed approximately $3.2 million to this increase as a result of a full year of reporting for the European operation and the addition of the Australian operation during fiscal 1997. Favorable market driven sales price adjustments and product mix improvements from domestic operations translated into higher gross profit percents and accounted for the remaining increase in margins from 1996 to 1997.

     Management anticipates that percent profit margins will continue to be favorably impacted by higher production volumes and volume purchases, but will be offset by the higher revenue and inherently lower upfitting margins as upfitter sales become a larger segment of the Company's business. In addition, gross profit percentages at the foreign operations could be lower in the future as a result of the strengthening U.S. dollar versus foreign currencies. However, as the upfitter business and sales volumes increase, overall gross profits are expected to increase. These are forward-looking statements. See "Certain Factors" below.


Research and Development
---------------------------
     Research and development (R&D) expense for fiscal year 1998 increased by $4.9 million to $13.3 million, a 57% increase over fiscal year 1997. R&D expense directly related to the GM program increased from $3.0 in 1997 to $4.7 million in 1998. R&D expense for fiscal year 1997 increased by $1.3 million to $8.5 million, an 18% increase over fiscal year 1996. R&D expense directly related to the GM program increased from $1.6 in 1996 to $3.0 million in 1997. The remaining increase in R&D expense was primarily for internally funded product and other contract R&D work with Perkins Technology Limited and the Southern California Air Quality Management District. Management believes the Company's future success depends on its ability to design, develop and market new products that interface successfully with new engine electronic technology, and which meet mandated emission standards. Management anticipates that R&D expense during fiscal year 1999 will be continue to be higher than the levels experienced during fiscal year 1998 due to internally funded development work and new product development under the GM contract and other contract development work. This is a forward-looking statement. See "Certain Factors" below.


Selling General and Administrative
-------------------------------------
     Selling, general and administrative (SG&A) expense for fiscal year 1998 increased by approximately $1.3 million, or 12%, as compared to the prior fiscal year. This increase was primarily due to the addition of the Mexican subsidiary, inclusion of IMPCO Pty's SG&A expenses for a full fiscal year versus only ten months in the previous fiscal year, and increased administrative expenses from the U.S. operations. These expenses included administrative salaries, incentive compensation, and legal expenses. However, as a percentage of net revenues, SG&A expense decreased from 18% in fiscal year 1997 to 17.5% in the last fiscal year.

     SG&A expense for fiscal year 1997 increased by approximately $2.9 million, or 35%, as compared to fiscal year 1996. The combined SG&A expenses for the Company's European and Australian operations in 1997 were $4,526,000, compared to $1,357,000 for European expenses only in 1996. SG&A as a percentage of sales increased from 16% to 18% due to the Company's foreign operations. The European facilities distribute alternative fuel products from multiple locations in Europe and incur higher SG&A expenses as a percentage of sales than the Company's domestic operations.

     Management anticipates that SG&A expense for fiscal year 1999 will be higher than fiscal year 1998 primarily as a result of additional expenses to support anticipated growth in revenues and including a full year of the Mexican operation. However, as a percentage of net revenues, SG&A expense is expected to be lower for fiscal year 1999 as compared to 1998. These are forward-looking statements. See "Certain Factors" below.


Financing charges
--------------------
     Financing charges for fiscal year 1998 decreased by approximately 15% as compared to 1997. The decrease is attributable to lower borrowings on the Company's line of credit as compared to the prior year and prepayments on long-term borrowings primarily from funds received from the Company's redemption of its common stock purchase warrants. Financing charges for fiscal year 1997 increased by approximately 118% over 1996 due to loans associated with the acquisitions of IMPCO BV and IMPCO Pty, and the increased use of the line of credit. Management anticipates that financing charges for fiscal year 1999 will be lower as compared to the current fiscal year. This is a forward-looking statement. See "Certain Factors" below.

Provision for income taxes
--------------------------
     The Company's effective income tax rate for fiscal years 1998, 1997, and 1996 were 14.7%, 7.0%, and (37.2%), respectively. Provision for taxes consist primarily of federal, state and foreign income taxes which are computed using statutory rates. The effective tax rate represents the statutory income tax rate reduced by the use of net operating loss carryforwards, R&D tax credits and other items. During fiscal year 1996, the Company reduced its valuation allowance for deferred tax assets as required by SFAS No. 109 and recorded $1,700,000 of income tax benefits primarily related to the assumed future utilization of net operating loss carryforwards. During fiscal year 1997, the deferred tax asset increased by $273,000 to $1,973,000 at April 30, 1997. During fiscal year 1998, the deferred tax asset decreased by $373,000 to $1,600,000 at April 30, 1998.
For federal income tax purposes, the Company has utilized all net operating loss carryforwards as of the end of the 1998 fiscal year. Management has determined, based on the Company's history of prior operating earnings and its expectations for the future, that operating income of the Company will more likely than not be sufficient to recognize fully these net deferred tax assets and that the estimated effective annual rate in the future years will approximate the statutory rate. This is a forward-looking statement. See "Certain Factors" below.

Liquidity and Capital Resources
--------------------------------
     The Company uses cash generated from its operations and external financing to fund capital expenditures, pay dividends on the preferred stock and invest in and operate its existing operations and new businesses. Management believes that such sources of funds will be sufficient to meet the needs of its business for the foreseeable future. This is a forward-looking statement. See "Certain Factors" below.

     The Company's financial condition remains strong. The ratio of current assets to current liabilities was 3.28 at April 30, 1998, as compared to 2.57 at the end of fiscal year 1997. The total amount of working capital increased by $7,827,000 to $26,075,000 at the end of fiscal year 1998. This compares to $18,248,000 at the end of the prior year. Net cash provided by operating activities was $1,508,000 during fiscal year 1998, compared to net cash provided by operating activities of $3,708,000 and $2,578,000 in fiscal years 1997 and 1996, respectively. The decrease in cash provided by operating activities during the last fiscal year resulted from a $3.7 million increase in inventory and a $3.4 million increase in accounts receivable.
The increase in inventory was primarily due to the Algas acquisition and a temporary buildup of inventory in anticipation of future upfitter and core product sales. The increase in accounts receivable was primarily due to April 1998 billings on the GM program. The decrease in cash provided by operating activities was partially offset by a $1.6 million increase in net income during fiscal year 1998 compared to the prior fiscal year.

     Net cash used in investing activities in fiscal year 1998 was approximately $5,763,000, a decrease of approximately $623,000 from 1997. Included in this amount is equipment purchased from EDO Canada Ltd., dies, tooling and equipment purchased from the Algas Carburetion Division of PGI International, the Company's normal capital expenditures for dies, molds and patterns and machinery and equipment, and the investment in IMPCO Mexicano. Investing activities for the prior year principally included the purchase of the Company's Australian subsidiary, which resulted in a net use of cash of approximately $4,655,000. Capital expenditures for dies, molds and patterns and machinery and equipment totaled $3,220,000 in fiscal year 1998, compared to $1,702,000 in fiscal year 1997 and $1,996,000 in fiscal year 1996. Management projects capital expenditures during fiscal year 1999, primarily relating to equipment enhancements and facilities for the development and production of new products, to be comparable to expenditures during the fiscal year 1998. The Company expects to fund a major portion of these expenditures from cash generated from operations and by use of its bank credit facility. These are forward-looking statements. See "Certain Factors" below.

     Net cash provided by financing activities in fiscal year 1998 was approximately $5,051,000. The Company received approximately $8,454,000 from the issuance of common stock as a result of the exercise of common stock purchase warrants. It also received approximately $3,993,000 from the Bank of America credit facility to fund the Algas and IMPCO BV acquisitions. The Company decreased its borrowing under the operating line of credit by approximately $2,407,000 and made $4,403,000 in principal repayments on term loans and notes. Approximately $2,335,000 of the loan and note payments represented pre-payments. Net cash provided by financing activities in fiscal year 1997 was approximately $4,174,000, of which $3,968,000 was from a term loan with Bank of America to finance the acquisition of the Company's Australian subsidiary. During fiscal year 1997, the Company increased its borrowing under the operating line of credit by approximately $2,050,000 primarily for current operations and material purchases.

     The Company has a $12,000,000 revolving line of credit and a $5,525,000 capital lease facility with Bank of America. At April 30, 1998, approximately $3,048,000 and $2,625,000 was outstanding under the revolving line of credit and the capital lease facility, respectively. The revolving line of credit expires on August 31, 1999, and the capital lease facility expires on December 31, 2003. In addition, the Company's subsidiary in the Netherlands has a 3,000,000 NLG (U.S. $1,500,000) credit facility with Mees Pierson, a financial institution in the Netherlands.

Derivative Financial Instruments
--------------------------------
     The Company uses derivative financial instruments for the purpose of reducing its exposure to adverse fluctuations in interest and foreign exchange rates. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged. The Company is not a party to leveraged derivatives and does not hold or issue financial instruments for speculative purposes.


     (a) Foreign Currency Management

     The results and financial condition of the Company's international operations are affected by changes in exchange rates between certain foreign currencies and the U.S. Dollar. The Company's exposure to fluctuations in currency exchange rates has increased as a result of the growth of its international subsidiaries. The functional currency for all of the Company's international subsidiaries is the local currency of the subsidiary. An increase in the value of the U.S. dollar increases costs incurred by the subsidiaries because most of its international subsidiaries' inventory purchases are U.S. dollar denominated. The Company monitors this risk and attempts to minimize the exposure through forward currency forward contracts and the management of cash disbursements in local currencies. At April 30, 1998 the Company had currency forward contracts protecting U.S.$600,000 in inventory purchases. At April 30, 1998 the fair value of foreign currency forward contracts approximated contract values. On May 29, 1998 the Company entered into six currency forward contracts to protect an additional U.S.$1,200,000 in inventory purchases.

     The Company seeks to hedge its foreign currency economic risk by minimizing its U.S. dollar investment in foreign operations using foreign currency term-loans to finance the operations of its foreign subsidiaries. The term loans are denominated in local currencies and translated to U.S. dollars at period end exchange rates.


     (b) Interest Rate Management

     The Company uses interest rate swap agreements with Bank of America to manage its exposure to interest rate changes and stabilize the cost of borrowed funds. When an agreement is executed, the swap is linked to a specific debt instrument. At April 30, 1998, the Company had $4,160,000 secured under fixed interest rate agreements at a weighted average fixed interest rate of 7.78%. Absent these fixed rate agreements, the weighted average variable rate for this debt at April 30, 1998 would have been 7.38%. At April 30, 1998 the fair value of interest rate swap agreements approximated carrying value. On May 29, 1998 the Company secured an additional $3,271,000 under a fixed interest rate agreement.

Year 2000
---------
     The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems both internally and externally. The Company has completed its assessment of the Year 2000 issue through 1) communication with key customers, suppliers, financial institutions and others with which it conducts business and 2) review of its current internal computer systems to identify potential Year 2000 issues. Based on this assessment, the Company is not aware of any key customer, supplier, or financial institution with inadequate solutions. The Company has developed plans to address system modifications required by December 31, 1999 and these plans basically require the upgrade to new versions of packaged software. The Company plans to have all systems upgraded by December 1998. The financial impact of making the required systems changes is not expected to be material to the Company's consolidated financial position, results of operations or cash flows.

Certain Factors
----------------
     The preceding discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company faces a number of risks and uncertainties which could cause actual results or events to differ materially from those contained in any forward-looking statement. Factors that could cause or contribute to such differences include, but are not limited to, the following:

DELAY IN IMPLEMENTATION OF GOVERNMENT REGULATIONS
The market for alternative fueled vehicles and the demand for the Company's products are, to a significant degree, driven by local, state and federal regulations in the United States related to air quality and requiring conversion of motor vehicles to alternative fuels. The Company's international business is also affected by similar foreign governmental regulations. Timing in the implementation of these regulations could have an unfavorable impact on the Company's financial performance.

DEPENDENCE ON ALTERNATIVE FUEL MARKET
Although the Company believes that there will be substantial growth in the market for alternative fueled engines, especially among fleet vehicle owners, there can be no assurance that such growth will materialize or, if such growth does occur, that it will result in increased sales of the Company's products. The Company's products are designed for gaseous alternative fueled vehicles, but not for alternative fuels such as electricity, methanol, ethanol and hydrogen. If the major growth in the alternative fuel market is solely for such fuels, the Company will be adversely affected. At present, the lack of a well-developed infrastructure for the supply of alternative fuels is limiting growth in the alternative fuel engine market. Such an infrastructure is necessary for widespread use of all alternate fuels.

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

RISK OF INTERNATIONAL OPERATIONS
The Company operates in Europe, Australia and Mexico and markets its products and technologies in other international markets, including both industrialized and developing countries. The Company's international operations are subject to various risks common to international activities, such as exposure to currency fluctuations, the inherent difficulty of administering business abroad and the need to comply with a wide variety of foreign import and United States export laws. The Company's competitiveness in overseas markets may be negatively impacted when there is a significant increase in the value of the dollar against foreign currencies where the Company does business.

COMPETITION
The Company believes that competition in the alternative fuel engine marketplace is increasing, particularly in the growing market for propane and natural gas fueled vehicle products. Some of the current competitors and potential future competitors are large, well-financed companies, with financial and marketing resources and research and development capabilities that are substantially larger than those of the Company.

ENTRY OF ORIGINAL EQUIPMENT MANUFACTURERS INTO MARKET
As the market for alternative fueled vehicles increases, original equipment manufacturers may find it advantageous to develop and produce their own fuel management equipment rather than purchasing such equipment from suppliers such as the Company. If this occurs, the total potential demand for the Company's products could be adversely impacted.

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

PRODUCT LIABILITY & RECALL
Although the Company carries and plans to continue to carry product liability and recall insurance, there can be no assurance that such coverage is adequate or that adequate coverage will continue to be available or, if available, that it will be available at an acceptable cost.

LABOR DISPUTES AT OEM FACILITIES
As the Company enhances its automotive upfit programs with OEMs, the Company is becoming increasingly dependent on OEM production and the associated labor forces at OEM sites. Most of the labor force at OEM facilities are represented by labor unions. There can be no assurance that labor disputes will not occur. In the event of a dispute, upfit sales may be adversely impacted.


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

(a)  Documents Filed As Part of This Report:
     ---------------------------------------

     (1)  Consolidated Financial Statements:
          ----------------------------------

             Report of independent auditors

             Consolidated balance sheets as of
             April 30, 1998 and 1997

             Consolidated income statements
             for the years ended April 30, 1998,
             1997 and 1996

             Consolidated statements of stockholders' equity for the years ended April 30, 1998, 1997 and 1996

             Consolidated statements of cash flows
             for the years ended April 30, 1998, 1997
             and 1996

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


     (3)  Exhibits:
          ---------

     10.12 Lease betweeen Klein Investments, Family Limited Partnership, as lessor, and IMPCO Technologies, Inc., as lessee, dated August 18, 1997.

     10.13     Amendment dated March 18, 1998 to Loan agreement


               dated October 7, 1997 between Bank of America
               National Trust and Savings, as lender, and IMPCO
               Technologies, Inc., as borrower.

     10.14 Amendment dated April 29, 1998 to Loan agreement dated October 7, 1997 between Bank of America
               National Trust and Savings, as lender, and IMPCO
               Technologies, Inc., as borrower.

     10.15 Loan Agreement between IMPCO Technologies, B.V. as borrower, and Bank of America National Trust and Savings Association, acting through its Amsterdam branch, as lender, dated as of April 27, 1998.

     22.1      Subsidiaries of the Company.

     23.1      Consent of Ernst & Young LLP.



          Executive Compensation Plans and Arrangements.
--------------------------------------------------------------------------------
          Employment Agreement dated April 1, 1997, between IMPCO Technologies, Inc., as the Company, and Robert M. Stemmler, as the Employee - Exhibit 10.7.

          1991 Executive Stock Option Plan dated November 5,
          1991 among IMPCO Technologies, Inc., as the Company, and Bertram R. Martin, James J. Mantras and Dale L.
          Rasmussen, as Optionees - Exhibit 10.3

          1989 Incentive Stock Option Plan and Amendment to 1989 Incentive Stock Option Plan - Exhibits
          10.2 and 10.6, respectively.

          1996 Incentive Stock Option Plan - Exhibit 10.8.

          1997 Incentive Stock Option Plan - Exhibit 10.9.


Reports on Form 8-K.
-------------------------------------------------------------------------------
     No reports were filed on Form 8-K during the last quarter of the Company's fiscal year covered by this report.


Exhibits
--------------------------------------------------------------------------------
2.1    Agreement of Purchase and Sale of Stock by and
       among IMPCO Technologies, Inc., as buyer, and
       Centradas B.V., as Shareholder, dated as of
       October 31, 1995.                                            (8)

2.2    Shareholders Agreement for Technisch Bureau Media
       B.V. by and among IMPCO Technologies, Inc., and
       Centradas B.V., dated as of October 31, 1995.                (8)



2.3    Deed of Sale of Business by and among IMPCO Technologies
       Pty. Limited, as buyer, and Ateco Automotive Pty Limited,
       as seller, dated as of July 1, 1996.                         (9)

2.4    Deed of Release by and among IMPCO Technologies, Inc. and
       Ateco Automotive Pty Limited dated as of July 1, 1996.       (9)

2.5    Shareholders Agreement for Gas Parts (NSW) Pty Limited by
       and among IMPCO Technologies Pty. Limited, Gas Parts Pty
       Limited and Gas Parts (NSW) Pty. Limited, dated as of July
       4, 1996.                                                     (9)

3.1    Articles of Incorporation and Bylaws.                        (1)

3.2    Amended Certificate of Designation of AirSensors,
       Inc. establishing 1993 Series 1 Preferred Stock.             (5)

3.3    Certificate of Amendment of Certificate of
       Incorporation providing for limitation of
       directors' liability.                                        (3)

3.4    Certificate of Amendment of Certificate of
       Incorporation providing for the decrease in
       authorized shares of common stock from
       50,000,000 to 25,000,000.                                    (6)

10.1   Lease between L-W Income Properties and IMPCO
       Technologies, Inc. dated May 10, 1989.                       (2)

10.2   1989 Incentive Stock Option Plan.                            (3)

10.3   1991 Executive Stock Option Plan dated
       November 5, 1991, among AirSensors, Inc., as the
       Company, and Bertram R. Martin, James J. Mantras
       and Dale L. Rasmussen, as Optionees.                         (4)


10.4   First Amendment to Lease dated April 19, 1993,
       between L-W Income Properties and IMPCO
       Technologies, Inc.                                           (6)

10.5   1993 Stock Option Plan for Nonemployee Directors             (7)

10.6   Amendment to 1989 Incentive Stock Option Plan                (7)

10.7   Employment Agreement dated April 1, 1997, between
       IMPCO Technologies, Inc., as the Company, and Robert
       M. Stemmler, as the employee.                               (10)

10.8   1996 Incentive Stock Option Plan                            (10)

10.9   1997 Incentive Stock Option Plan                            (11)

10.10  Loan agreement dated October 7, 1997, between
       Bank of America National Trust and Savings,
       as lender, and IMPCO Technologies,
       Inc., as the borrower.                                      (12)

10.11  Amendment dated February 4, 1998 to Loan agreement
       dated October 7, 1997, between Bank of America
       National Trust and Savings, as lender, and
       IMPCO Technologies, Inc., as the borrower.                  (13)

10.12  Lease betweeen Klein Investments, Family Limited
       Partnership, as lessor, and IMPCO Technologies, Inc.,
       as lessee, dated August 18, 1997.                           (14)


10.13  Amendment dated March 18, 1998 to Loan agreement
       dated October 7, 1998 between Bank of America
       National Trust and Savings, as lender, and IMPCO
       Technologies, Inc., as the borrower.                        (14)

10.14  Amendment dated April 29, 1998 to Loan agreement
       dated October 7, 1998 between Bank of America
       National Trust and Savings, as lender, and IMPCO
       Technologies, Inc., as the borrower.                        (14)

10.15  Loan Agreement for IMPCO Technologies, B.V. as borrower, and Bank of America National Trust and Savings Association,
       acting through its Amsterdam branch, as lender, dated
       as of April 27, 1998.                                       (14)

22.1   Subsidiaries of the Company.                                (14)

23.1   Consent of Ernst & Young LLP.                               (14)

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

  (8)   Incorporated by reference from Form 8-K dated October 31,
        1995, and filed as Exhibit Numbers (2.1) through (2.4) thereunder.


  (9) Incorporated by reference from 8-K/A dated July 1, 1996, and filed as Exhibit Numbers (2.5) through (2.9) thereunder.

  (10)  Incorporated by reference from Form 10-K for fiscal year
        1997.

  (11) Incorporated by reference from Proxy Statement for fiscal year 1997.

  (12)  Incorporated by reference from Form 10-Q for period ended
        October 31, 1997.

  (13)  Incorporated by reference from Form 10-Q for period ended
        January 31, 1998.

  (14)  Filed herewith.


SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       IMPCO Technologies, Inc.

                                       By /s/ Robert M. Stemmler
                                         -------------------------------------
                                       Robert M. Stemmler,
                                       President &
                                       Chief Executive Officer
                                       Dated July 27, 1998

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                  Title                           Date
       ---------                  -----                           ----
   /s/ Robert M. Stemmler       President,                       July 27, 1998
   -------------------------    Chief Executive Officer and
                                Interim Chairman of the Board
                                (Principal Executive Officer)

   /s/ Thomas M. Costales       Chief Financial Officer          July 27, 1998
   -------------------------    and Treasurer
                                (Principal Financial Officer)

   /s/ Brian Olson              Corporate Controller             July 27, 1998
   -------------------------

   /s/ Norman L. Bryan          Director                         July 27, 1998
   -------------------------

   /s/ V. Robert Colton         Director                         July 27, 1998
   -------------------------

   /s/ Paul Mlotok              Director                         July 27, 1998
   -------------------------

   /s/ Christopher G. Mumford   Director                         July 27, 1998
   -------------------------

   /s/ Edward L. Scarff         Director                         July 27, 1998
   -------------------------

   /s/ Don Simplot              Director                         July 27, 1998
   -------------------------

   /s/ Rawley F. Taplett        Director                         July 27, 1998
   -------------------------

   /s/ Douglas W. Toms          Director                         July 27, 1998
   -------------------------


REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Board of Directors and Stockholders
IMPCO Technologies, Inc.

We have audited the accompanying consolidated balance sheets of IMPCO Technologies, Inc. [formerly AirSensors, Inc.] as of April 30, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended April 30, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IMPCO Technologies, Inc. [formerly AirSensors, Inc.] at April 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                  /s/ Ernst & Young LLP

Long Beach, California
June 30, 1998 except for Note 16,
as to which the date is July 27, 1998

                              IMPCO TECHNOLOGIES, INC.
                            CONSOLIDATED BALANCE SHEETS
                              April 30, 1998 and 1997
                                    -----------

                                       ASSETS
                                       ------

                                                    1998           1997
                                                ------------   ------------
Current assets:
  Cash                                           $ 2,617,869    $ 1,975,903

  Accounts receivable                             14,528,000     11,456,539
    Less allowance for doubtful accounts             314,794        288,111
                                                ------------   ------------
       Net accounts receivable                    14,213,206     11,168,428
  Inventories:
     Raw materials and parts                       9,565,310      7,717,710
     Work-in-process                               1,055,411        754,576
     Finished goods                                7,308,190      5,711,966
                                                ------------   ------------
       Total inventories                          17,928,911     14,184,252
  Other current assets                             2,731,963      2,575,055
                                                ------------   ------------
       Total current assets                       37,491,949     29,903,638

Equipment and leasehold improvements:
  Dies, molds and patterns                         5,039,892      4,272,220
  Machinery and equipment                          7,074,004      4,846,940
  Office furnishings and equipment                 4,968,605      4,130,351
  Leasehold improvements                           2,288,022      1,730,174
  Land and Buildings                                 267,000        267,000
                                                ------------   ------------
                                                  19,637,523     15,246,685
  Less accumulated depreciation and
   amortization                                   10,613,052      8,026,594
                                                ------------   ------------
       Net equipment and leasehold
        improvements                               9,024,471      7,220,091

Intangibles arising from acquisitions             13,024,441     11,351,802
  Less accumulated amortization                    3,265,341      2,950,805
                                                ------------   ------------
       Net intangibles arising from
        acquisitions                               9,759,100      8,400,997

Other assets                                       1,109,888      1,588,364
                                                ------------   ------------
                                                 $57,385,408    $47,113,090
                                                ------------   ------------
                                                ------------   ------------

                              See accompanying notes.

                              IMPCO TECHNOLOGIES, INC.
                            CONSOLIDATED BALANCE SHEETS
                              April 30, 1998 and 1997
                                    (Continued)
                                    -----------

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                      -----------------------------------

                                                    1998           1997
                                                ------------   ------------
Current liabilities:
  Notes payable                                  $         -    $   328,839
  Accounts payable                                 5,606,922      4,538,243
  Accrued payroll obligations                      1,848,425      1,564,028
  Income taxes payable                               746,587        563,947
  Other accrued expenses                           1,807,032      3,144,978
  Current portion of term loans                    1,408,225      1,515,585
                                                ------------   ------------
    Total current liabilities                     11,417,191     11,655,620

Line of credit                                     2,650,000      5,450,000
Term loan - Bank of America NT&SA                  3,799,395      3,592,013
Term loan - DEPA Holding B.V.                      1,820,000      2,154,399
Other long term liabilities                        2,324,971      1,524,906

Minority interest                                  1,068,500        673,044

Commitments and contingencies                            -              -

Stockholders' equity:
  1993 Series 1 Preferred Stock, $0.01
    par value, 5,950 shares authorized,
    issued and outstanding $5,950,000
    liquidation value                              5,650,000      5,650,000
  Common stock, $.001 par value, authorized
    25,000,000 shares; 7,091,601 issued and
    outstanding at April 30, 1998
    (5,814,587 at April 30, 1997)                      7,092          5,815
  Additional paid-in capital relating to
     common stock                                 38,386,357     29,342,121
  Shares held in trust                               (36,759)        (8,814)
  Accumulated deficit                             (8,197,885)   (12,467,953)
  Foreign currency translation adjustment         (1,503,454)      (458,061)
                                                ------------   ------------
    Total stockholders' equity                    34,305,351     22,063,108
                                                ------------   ------------
                                                 $57,385,408    $47,113,090
                                                ------------   ------------
                                                ------------   ------------

                              See accompanying notes.

                              IMPCO TECHNOLOGIES, INC.
                         CONSOLIDATED STATEMENTS OF INCOME
                     Years ended April 30, 1998, 1997 and 1996
                                     ---------

                                      1998             1997            1996
                                 ------------    ------------    ------------
Revenue:
  Product sales                   $62,209,310     $58,436,508     $48,487,480
  Contract revenue                  8,873,554       3,391,528       3,087,229
                                 ------------    ------------    ------------
    Net revenue                    71,082,864      61,828,036      51,574,709

Costs and expenses:
  Cost of sales                    38,173,943      37,341,704      32,011,253
  Research and development
    expense                        13,336,708       8,479,919       7,170,965
  Selling, general and
    administrative expense         12,454,253      11,156,547       8,260,778
                                 ------------    ------------    ------------
    Total costs and expenses       63,964,904      56,978,170      47,442,996

Operating income                    7,117,960       4,849,866       4,131,713

Financing charges                     934,825       1,100,449         503,886
                                 ------------    ------------    ------------
Income before income taxes and
  minority interest in income of
  consolidated subsidiary and
  dividends                         6,183,135       3,749,417       3,627,827

Provision (benefit) for
  income taxes                        907,516         262,459      (1,348,616)

Minority interest in income of
  consolidated subsidiary             410,554         261,667         305,568
                                ------------    ------------     ------------
Net Income before dividends         4,865,065       3,225,291       4,670,875

Dividends on preferred stock          594,997         581,365         609,875
                                 ------------    ------------    ------------
Net income applicable to
  common stock                    $ 4,270,068     $ 2,643,926     $ 4,061,000
                                 ------------    ------------    ------------
                                 ------------    ------------    ------------
Net income per share:
      Basic                             $ .67           $ .46           $ .72
                                 ------------    ------------    ------------
                                 ------------    ------------    ------------
      Fully diluted                     $ .60           $ .43           $ .64
                                 ------------    ------------    ------------
                                 ------------    ------------    ------------

Number of shares used in
  per share calculation:
      Basic                         6,333,769       5,722,382       5,648,290
                                 ------------    ------------    ------------
                                 ------------    ------------    ------------
      Fully Diluted                 8,155,476       6,130,542       7,300,199
                                 ------------    ------------    ------------
                                 ------------    ------------    ------------

                              See accompanying notes.

                               IMPCO TECHNOLOGIES, INC.
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      Years ended April 30, 1998, 1997 and 1996

                                                1998             1997            1996
                                            ------------     ------------    ------------
1993 Series 1 Preferred Stock:
 Beginning balance                          $  5,650,000     $  5,650,000    $  5,650,000
                                            ------------     ------------    ------------
     Ending balance                            5,650,000        5,650,000       5,650,000

Common Stock:
 Beginning balance                                 5,815            5,655           5,641
  Issuance of common stock
   (57,796, 139,244, and 13,198 shares,
   respectively) resulting from the
   exercise of options pursuant to
   the stock option plans                             58              139              14
  Issuance of common stock
   (1,219,218 and 20,775 shares,
   respectively)resulting from the
   exercise of warrants                            1,219               21               -
                                            ------------     ------------    ------------
      Ending balance                               7,092            5,815           5,655

Additional paid-in capital:
 Beginning balance                            29,342,121       28,746,994      28,660,181
  Issuance of common stock
   resulting from the exercise
   of options pursuant to the
   stock option plans                            194,271          439,335          86,813
  Issuance of common stock
   resulting from the exercise
   of warrants                                 8,453,063          155,792               -
  Issuance of common stock
   purchase warrant                               93,000                -               -
  Reduction in current tax liability
   related to stock options                      303,902                -               -
                                            ------------     ------------    ------------
      Ending balance                          38,386,357       29,342,121      28,746,994

Treasury stock for deferred
 compensation program, at cost
 (2,572 and 1,032 shares,
 respectively)                                   (36,759)          (8,814)              -

Accumulated Deficit:
 Beginning balance                           (12,467,953)     (15,111,879)    (19,172,879)
  Net income applicable
   to common stock                             4,270,068        2,643,926       4,061,000
                                            ------------     ------------    ------------
      Ending balance                          (8,197,885)     (12,467,953)    (15,111,879)

Foreign currency translation
 adjustment                                   (1,503,454)        (458,061)        (34,748)
                                            ------------     ------------    ------------

Total stockholders' equity                  $ 34,305,351     $ 22,063,108    $ 19,256,022
                                            ------------     ------------    ------------
                                            ------------     ------------    ------------

                              See accompanying notes.

                              IMPCO TECHNOLOGIES, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Years ended April 30, 1998, 1997 and 1996
                           -----------------------------

                                                 1998            1997           1996
                                             ------------    ------------    -----------
Cash flows from operating activities:
 Net income                                  $ 4,865,065     $ 3,225,291     $ 4,670,875
 Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Amortization of intangibles
    arising from acquisition                     455,645         263,998         239,639
   Depreciation and other
    amortization                               2,488,605       2,452,594       1,774,695
   Increase in accounts receivable            (3,396,372)     (2,750,026)     (2,578,110)
   Increase in inventories                    (3,665,033)       (385,003)     (1,158,391)
   Increase/(decrease)
     in deferred tax asset                       372,856        (272,856)     (1,700,000)
   Increase in accounts payable                1,178,829          58,508         978,963
   Increase/(decrease) in
    accrued expenses                            (806,387)        799,321         266,570
   Minority interest in income of
    consolidated subsidiaries                    395,456         289,847         383,198
   Other, net                                   (381,131)         26,201        (299,517)
                                             ------------    ------------    ------------
Net cash provided by
  operating activities                         1,507,533       3,707,875       2,577,922

Cash flows from investing activities:
  Purchase of equipment and
    leasehold improvements                    (3,219,766)     (1,702,477)     (1,995,981)
  Investment in IMPCO BV                             -               -        (1,965,678)
  Investment in IMPCO Pty                            -        (4,654,794)            -
  Investment in IMPCO Mexicano                  (961,000)            -               -
  Purchase of intangible assets               (1,852,197)        (74,600)       (327,148)
  Proceeds from sale of equipment                270,001          74,319         118,172
  Deferred software production costs                 -               -          (430,597)
  Other, net                                         -           (28,637)       (702,241)
                                             ------------    ------------    ------------
Net Cash Used in
  investing activities                        (5,762,962)     (6,386,189)     (5,303,473)

Cash flow from financing activities:
  Net borrowings
    in lines of credit                        (2,407,382)      2,050,000       2,400,000
  Payments on notes payable                     (328,839)     (1,083,615)       (508,833)
  Proceeds from issuance of
    notes payable                                    -           558,685         643,818
  Proceeds from issuance of
    common stock                               8,924,568         595,288          86,828
  Payments on term loan                       (4,074,197)     (1,035,454)       (334,656)
  Proceeds from issuance of
    bank term note                             3,992,521       3,968,750       2,050,000
  Payments on capital lease
    obligations                                 (461,023)       (297,961)       (256,072)
  Dividends on preferred stock                  (594,997)       (581,365)       (609,875)
                                             ------------    ------------    ------------
Net cash provided by
  financing activities                         5,050,651       4,174,328       3,471,210
                                             ------------    ------------    ------------

Translation Adjustment                          (153,256)       (331,259)            -

Net increase in cash                             641,966       1,164,755         745,659
Cash beginning of year                         1,975,903         811,148          65,489
                                             ------------    ------------    ------------
Cash at end of year                          $ 2,617,869     $ 1,975,903     $   811,148
                                             ------------    ------------    ------------
                                             ------------    ------------    ------------

                               See accompanying notes.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) BASIS OF PRESENTATION AND DESCRIPTION OF THE BUSINESS - The consolidated financial statements of IMPCO Technologies, Inc. (IMPCO or the Company) [effective September 15, 1997, AirSensors, Inc. changed its name to IMPCO Technologies, Inc.] include the accounts of the Company and it's majority owned subsidiary IMPCO Technologies B.V. (IMPCO BV) [Effective January 1, 1998, IMPCO Media Europe B.V. changed its name to IMPCO Technologies B.V.], its majority-owned subsidiary Grupo I.M.P.C.O. Mexicano, S. de R.L. de C.V. (I.M.P.C.O. Mexicano) [Effective January 20, 1998 Industrias Mexicanas de Productos de Combustibles, S. de R.L. de C.V. changed its name to Grupo I.M.P.C.O. Mexicano, S. de R.L. de C.V.] and its wholly owned subsidiary IMPCO Technologies, Pty. Limited (Impco Pty). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     (e) DEFERRED COSTS - Deferred costs, included in other assets, represent amounts paid for software and other costs incurred after the establishment of technological feasibility. These costs are capitalized and subsequently amortized using the straight-line method over the estimated economic life of the related product.

     (f) WARRANTY COSTS - Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience.

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

     (i) MINORITY INTEREST IN SUBSIDIARY - In October 1995, IMPCO purchased 51 percent of IMPCO BV. In July 1996, IMPCO acquired IMPCO Pty which included a 50 percent share in a subsidiary (Gas Parts, NSW.) In January 1998, IMPCO Pty acquired the remaining 50 percent of Gas Parts, NSW. In December 1997, IMPCO acquired a 90 percent interest in IMPCO Mexicano. Minority interest represents the minority shareholder's proportionate share of equity in the IMPCO BV, Gas Parts, NSW and IMPCO Mexicano subsidiaries. The balance sheet amounts in minority interest at April 30, 1998 represent 49 percent of the equity held by the single minority shareholder in IMPCO BV and ten percent of the equity held by the single minority shareholder in I.M.P.C.O. Mexicano.

     (j) NET INCOME PER SHARE - In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share". Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Basic income per share is computed by dividing net income applicable to common stock by the weighted average shares outstanding during the period. Unlike primary earnings per share, common stock equivalents, including outstanding stock options and warrants, are excluded from the Basic calculation. Diluted earnings per share, similar to the fully diluted computation, is computed based on the weighted average number of common shares, all common stock equivalents, and if dilutive, shares issued upon conversion of
preferred stock.   All earnings per share amounts for all periods have been
presented, and where necessary, restated to conform to the Statement 128 requirements.

     (k) STOCK BASED COMPENSATION - In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting of Stock Based Compensation", which established accounting and reporting standards for stock based employee compensation plans effective after fiscal year 1996. SFAS 123 encourages entities to adopt the new method ("fair value based method") of accounting; however it also allows an entity to continue to measure compensation cost prescribed under existing rules ("intrinsic value based method") prescribed by Accounting Principle Board No. 25. Such entities who elect to remain on the "intrinsic value based" method must make certain pro forma disclosures as if the new fair value method had been applied. At this time, the Company has not adopted the recognition provision of SFAS 123, but has provided pro forma disclosures (see note 9).

     (l) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF - During the first quarter of 1997, the company adopted SFAS No. 121 "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" which established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets. The Statement requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment (significant decrease in market value of an asset, significant change in extent or manner in which the asset is used or significant physical change to the asset) are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Since adoption, the Company did not experience any significant changes in the business climate or in the use of assets that would require the Company to write down the value of the assets recorded in the balance sheet. The adoption of SFAS No.121 did not have a material effect on the consolidated financial position or results of operations of the Company.

     (m) USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (n) RECLASSIFICATIONS - Certain reclassifications have been made to the fiscal year 1996 and 1997 consolidated financial statements to conform to the fiscal year 1998 presentation.

     (o) FOREIGN CURRENCY TRANSLATION - Assets and liabilities of the Company's foreign subsidiaries are generally translated at current exchange rates, and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a foreign currency component in shareholders' equity.

     Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except those transactions which operate as a hedge of an identifiable foreign currency commitment, or as a hedge of a foreign currency investment position, are included in the results of operations as incurred.

     (p) FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments recorded on the balance sheet include cash, short-term bank debt, and long-term bank debt. Because of the short maturity, the carrying amount of cash and short-term bank debt approximates fair value. Since the interest rates on the long-term debt are reset at intervals not to exceed twelve months, the carrying value of the Company's long-term debt approximates fair value.

     At April 30, 1998, off balance sheet derivative financial instruments include foreign currency forward contracts and interest rate swap agreements (see note 4).

     The Company enters into foreign currency forward contracts to hedge the net receivable/payable position arising from intercompany transactions by its foreign subsidiaries. Foreign currency contracts reduce the Company's exposure to unfavorable fluctuations in foreign currencies versus the U.S. dollar. Foreign currency gains and losses on intercompany transactions are not deferred.

     Interest rate swap agreements are used by the Company to manage interest rate risk on its floating rate debt portfolio. Each interest rate swap is matched as a hedge against a specific debt instrument and has the same notional amount and tenor as the related debt instrument principle. Fair value of these instruments is based on estimated currency settlement cost.

ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board has issued certain Statements of Financial Accounting Standards (SFAS) which are applicable to the Company. SFAS No. 130, "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997; SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which is effective for fiscal years beginning after December 15, 1997; and, SFAS No. 133, "Accounting for Derivative Instruments and for Hedging

Activities" which is effective for fiscal years beginning after June 15, 1999.

     SFAS No. 130 requires all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The changes in cumulative translation adjustments, reported through stockholders' equity, is currently the Company's only component of comprehensive income. The Company currently plans to adopt this standard in fiscal 1999.

     SFAS No. 131 requires a public enterprise to report financial and descriptive information about its reportable operating segments based upon the way management organizes segments within the enterprise for making operating decisions and assessing performances. Adoption of this standard will not require any material changes in current disclosures. The Company plans to adopt the standard in fiscal 1999.

     SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes special accounting for the following three types of hedges: hedges of changes in the fair value of assets, liabilities, or firm commitments (referred to as fair value hedges); hedges of the variable cash flows of forecasted transactions (cash flow hedges); and hedges of foreign currency exposures of net investments in foreign operations. Though the accounting treatment and criteria for each of the three types of hedges is unique, they all result in offsetting changes in value or cash flows of both the hedge and the hedged item being recognized in earnings in the same period. Changes in fair value of derivatives that do not meet the criteria of one of these three categories of hedges would be included in income. As this standard was recently issued, the Company will begin analyzing the various requirements in order to determine what impact, if any, it will have on its disclosures, financial position, results of operations, and cash flows. Currently, the Company does not anticipate adopting this standard before fiscal 2001.

2.   ACQUISITIONS

     (a) ALGAS CARBURETION

     On December 5, 1997, the Company purchased certain manufacturing equipment and inventory of the Algas Carburetion Division of PGI International. The purchase price of $2,400,000 was paid in cash. On the same day, the Company acquired a 90% interest in Industrias Mexicanas de Productos de Combustibles, S. de R.L. de C.V. Effective January 20, 1998 Industrias Mexicanas de Productos de Combustibles, S. de R.L. de C.V. changed its name to Grupo I.M.P.C.O. Mexicano,
S. de R.L. de C.V.("Grupo I.M.P.C.O. Mexicano"). The purchase price of $961,000 was paid in cash. Immediately prior to the Company's acquisition of a 90% ownership interest in Grupo I.M.P.C.O. Mexicano, Grupo I.M.P.C.O. Mexicano acquired certain assets of the carburetion division of Algas Mexicana, S.A. de C.V. These acquisitions were financed by term loans of approximately $3.3 million provided by Bank of America [See note 3(a)(iv)].

     (b) EDO CANADA, LTD.

     On December 12, 1997, the Company purchased from the bankruptcy trustee of EDO Canada, Ltd. certain development, testing, quality control and manufacturing equipment used for the manufacture of storage tanks for compressed natural gas. The purchase price of $790,000 was paid in cash and was primarily financed through Bank of America's BA Capital Leasing.

     (c) ATECO AUTOMOTIVE PTY. LTD.

     On July 1, 1996, the Company acquired certain assets of Ateco Automotive Pty. Ltd. ("Ateco") for approximately $6,500,000. Ateco, an Australian private company, has distributed IMPCO's gaseous fuel carburetion systems and related devices for use with internal combustion engines since 1969 through its Gas Division near Melbourne, Australia.

     In order to effectuate the transaction, IMPCO established a wholly owned subsidiary in Australia, IMPCO Technologies Pty. Limited (IMPCO Pty). The acquisition of Ateco has been accounted for under the purchase method of accounting and the acquired operations have been included in the consolidated financial statements since the date of acquisition. The assets acquired by IMPCO Pty. primarily consist of receivables, inventory, equipment, a note, business goodwill, distribution rights in Australia, and a 50% interest in Ateco's sub-distributor Gas Parts (NSW) Pty. The amount of the consideration was determined through negotiations between Ateco and IMPCO Pty.

     The purchase price was financed through approximately $4,000,000 of term loans provided by Bank of America NT&SA and its Sydney Australia Branch [See
note 3(a)(iii) and note 3(b)]. The term loans are three-year loans with a five-year amortization schedule and interest at market rates. In addition, accounts receivables due to IMPCO by Ateco, totaling approximately $1,852,000, were offset against the purchase price. The balance of the purchase price was paid with proceeds from IMPCO's existing line of credit with Bank of America NT&SA. The Company recognized approximately $3,601,000 of intangible assets arising from acquisition which will be amortized over 20 years. The purchase price allocation is based on management's best estimates at the acquisition date. The tangible assets and liabilities have been recorded at their estimated fair values as of the date of acquisition as follows:


                                                     Value
                                                  -----------
     Accounts receivable                          $  398,399
     Inventory                                     2,265,589
     Equipment                                        44,879
     Notes Receivable                                158,200
     Other assets                                     49,930
                                                  ----------
                                                   2,916,997

     Accrued payroll and related expenses            (17,959)
                                                  ----------

     Net tangible assets                          $2,899,038
                                                  ----------
                                                  ----------

     On January 31, 1998, the Company's wholly-owned subsidiary IMPCO Technologies Pty. Limited acquired the remaining 50% ownership interest in Gas Parts (NSW) Pty. for A$225,000 (US$148,500) in cash. The acquisition was accounted for using the purchase method of accounting for step-acquisitions. Excess purchase price over fair market value of the underlying assets of A$141,000 (US$93,000) was allocated to goodwill.

     (d)  IMPCO TECHNOLOGIES B.V.

     On October 31, 1995, the Company, through its wholly owned subsidiary IMPCO, acquired 51 percent of the outstanding stock of Technisch Bureau Media B.V., a private company in the Netherlands, from Centradas B.V., a private company in the Netherlands, for cash in the amount of 3,187,500 Dutch Guilders (U.S. $2,023,000). Effective January 1, 1998, IMPCO Media Europe BV changed its name to IMPCO Technologies B.V. (IMPCO BV). IMPCO B.V. has distributed IMPCO's gaseous fuel carburetion systems and related devices for use in internal combustion engines since 1972. IMPCO BV services the European marketplace from its headquarters in the Netherlands and through its subsidiaries in Germany, France and the United Kingdom.

     The acquisition was financed through a term loan provided by Bank of America which will be repaid over a five-year period with interest at market rates [See Note 3(a)(ii)]. The acquisition of IMPCO BV has been accounted for under the purchase method of accounting and has been included in the consolidated financial statements since October 31, 1995, the date of acquisition. The Company recognized $2,100,000 of intangible assets arising from acquisition which will be amortized on the straight-line method over 20 years. The tangible assets and liabilities of IMPCO B.V. have been recorded at their estimated fair market values at the date of the acquisition as follows:


                                                Value
                                             ------------
     Cash                                    $    57,747
     Accounts receivable                       1,808,609
     Inventory                                 3,062,545
     Equipment                                   591,109
     Other assets                                171,691
                                             -----------
                                               5,691,701

     Accounts payable and accrued expenses    (2,021,422)
     Term loan - DEPA Holding B.V.            (2,693,283)
     Other liability - DEPA Holding B.V.        (810,561)
                                             -----------
     Net tangible assets                     $   166,435
                                             -----------
                                             -----------

     On May 1, 1998 the Company purchased the remaining 49% of IMPCO BV from Depa Holding BV for 1,400,000 Dutch Guilders (U.S. $693,000). As a condition precedent to purchase of the outstanding shares, IMPCO BV retired the debt outstanding to Depa Holding BV with the proceeds from the term loan granted by Bank of America NT&SA [See Note 3(a)(v)]. The acquisition was accounted for using the purchase method of accounting for step-acquisitions. The Company recognized approximately $238,000 of goodwill arising from the acquisition of the 49% interest which will be amortized on the straight-line method over 20 years.

3.   DEBT PAYABLE

     (a) BANK OF AMERICA NT&SA

     On October 7, 1997 IMPCO amended its credit facility with Bank of America NT&SA by extending the term of the revolving line of credit for a twelve month period ending August 31, 1999. The amended credit facility also increased the revolving line of credit by $4,000,000 to $12,000,000, and added a $4,000,000 term loan facility for possible future acquisitions. On February 4, 1998 the Company amended the credit facility by extending the payment terms of the acquisition facility from three years to five years. The amended credit facility also includes, as part of the $12,000,000 revolving line of credit, a $1,000,000 revolving line of credit to the Company's Mexican subsidiary.

     On March 18, 1998 the Company further amended the credit facility by lowering the interest rate on the revolving line of credit and the acquisition facility by one-quarter of one percentage point. On April 29, 1998 the Company amended the credit facility with the bank by adjusting the acquisition facility disbursement terms. The acquisition facility was adjusted to allow for a second disbursement of $692,520.78 for the purchase of the minority portion of IMPCO Technologies B.V.

     On April 27, 1998 IMPCO Technologies B.V. entered into a credit facility with Bank of America NT&SA through its Amsterdam branch for a term loan for $2,100,000 or an equivalent amount in freely convertible foreign currencies.

     On September 23, 1997, the Company expanded the capital lease facility from $3,525,000 to $5,525,000 and extended the expiration date to August 31, 2003. Including the revolving line of credit, the capital lease facility and the acquisition facilities, the total Bank of America credit facility was $22,378,000 at April 30, 1998.


         (i) REVOLVING LINE OF CREDIT

     The revolving line of credit bears interest, payable monthly, at a fluctuating per annum rate equal to the Bank of America reference rate minus one-quarter of one percentage point (which was 8.25% on April 30, 1998). The Company may elect to have all or portions of the line bear interest at an alternative interest rate agreed upon by the Bank for periods of not less than 30 days nor more than one year. At April 30, 1998, the total outstanding line of credit balance of $2,650,000 was subject to the reference rate.

     The credit facility provides a Mexican peso line of credit equivalent to $1,000,000 for Grupo I.M.P.C.O. Mexicano and is included as part of the existing $12,000,000 revolving line of credit between the Company and Bank of America NT&SA. For U.S. borrowings, the revolving line of credit carries interest, payable monthly, at a fluctuating per annum rate equal to the Bank of America reference rate or the London Interbank Offering Rate (LIBOR) plus 1.75% (7.41% at 4/30/98). For Mexican borrowings, the revolving line of credit carries interest, payable monthly, at a fluctuating per annum rate equal to the Bank of America Mexico (BAMSA) cost of funds plus 1.50% or the TIIE plus 1.50% (21.02% at 4/30/98). The TIIE is the Interbank Interest Equilibrium Rate calculated by the Bank of Mexico for the most recent period of twenty-eight (28) days prior to commencement of the interest period. The Company may prepay the facility, in full or in part, upon two-business days notice, subject to break funding costs, if any. The minimum prepayment is US$250,000. At April 30, 1998, the total outstanding line of credit balance of Ps. 3,375,775 (U.S. $397,805) was subject to the BAMSA cost of funds rate (22.8% at 4/30/98).

     It is management's intent to renew the amount of its present borrowings under the revolving line of credit for an uninterrupted period extending beyond one year from the balance sheet date.

     The line may be used for financing commercial letters of credit with a maximum maturity of 180 days and standby letters of credit with a maximum maturity of five years not to extend beyond April 30, 2002. The amount of letters of credit outstanding at any one time may not exceed $2,000,000 for commercial letters of credit and $750,000 for standby letters of credit. At April 30, 1998, a standby letter of credit totaling $375,000 was outstanding.

The maximum amount available at any one time on the revolving line of credit and the commercial letters of credit is $12,000,000.

         (ii) TERM LOAN FOR ACQUISITION OF IMPCO TECHNOLOGIES B.V.

     This term loan bears interest, payable monthly, at the Bank's reference rate. The Company may elect to have all or portions of the term loan bear interest at an alternative interest rate agreed upon by the Bank for periods of not less than 30 days nor more than one year. The alternative interest rate is based on the Offshore rate plus 1.50%. Each alternative rate portion must be for an amount not less than $500,000 and may not include any portion of principal that is scheduled to be repaid before the last day of the applicable interest period. On October 20, 1997, the Company entered into a 34 month interest rate swap agreement with Bank of America NT&SA ending August 31, 2000, that fixes the interest rate on the facility at 7.90%. At April 30, 1998, the total outstanding balance was $1,025,000.


        (iii) TERM LOAN FOR THE ACQUISITION FOR ATECO

     On October 31, 1997, the Company retired this facility early by making a balloon payment of $1,600,000.


         (iv) TERM LOAN FOR FUTURE ACQUISITION(S)

     This term loan bears interest, payable monthly, at the Bank's reference rate. The Company may elect to have all or portions of the term loan bear interest at an alternative interest rate agreed upon by the Bank for periods of not less than 30 days nor more than one year. The alternative interest rate is based on the Offshore rate plus 1.75%. Each alternative rate portion must be for an amount not less than $500,000 and may not include any portion of principal that is scheduled to be repaid before the last day of the applicable interest period. Principal is payable in 20 successive quarterly installments, starting on the last day of the third month after funding. The first 19 installments will be equal to 1/19 of the original principal amount with the last installment equal to the remaining balance. The term loan may be prepaid, with payments applied in inverse order of maturity, in whole or in part, at any time.

     On December 5, 1997, the Company utilized $3.3 million of the $4 million term loan for the acquisition of Algas (See Note 2). On February 3, 1998, the Company entered into a 58-month interest rate swap agreement with Bank of America ending December 5, 2002 that fixes the interest rate on the facility at 7.74%. At April 30, 1998, the total outstanding balance was $3,135,000.

     On April 30, 1998, the Company utilized $693,000 of the remaining term loan facility for the acquisition of the minority shares of IMPCO Technologies B.V. (See Note 2). The outstanding balance of $693,000 was subject to the offshore rate (7.46%). On May 29, 1998, the Company entered into a 59-month interest rate swap agreement with Bank of America ending April 15, 2003 that fixes the interest rate on the facility at 7.80%.


       (v) IMPCO TECHNOLOGIES B.V. TERM LOAN

     On May 1, 1998 IMPCO Technologies B.V. borrowed 4,200,000 Dutch Guilders (U.S. $2,098,000) to refinance the existing term loan with Depa Holdings as a condition precedent to the sale of the minority shares in IMPCO Technologies B.V. This term loan bears interest, payable monthly, at the

Amsterdam Interbank Offered Rate for the corresponding period of the advance, plus 1.50%. Principal is payable in 19 successive quarterly installments of 210,000 Dutch Guilders and the remaining balance is payable as the 20th installment. The term loan may be prepaid, with payments applied in inverse order of maturity, in whole or in part, at any time. At May 1, 1998, the outstanding balance of 4,200,000 Dutch guilders bore an interest rate of 4.94%.

        (vi) CAPITAL LEASE FACILITY

     The capital lease facility is available in incremental draws of $50,000 or more to finance acquisitions of equipment such as machinery, dies, molds, office furniture, and motor vehicles. At April 30, 1998, approximately $2,625,000 was outstanding and approximately $1,746,000 remained available. Each draw is to be repaid in twenty consecutive equal quarterly installments and bears interest at either a variable rate or fixed rate of interest. The fixed rate of interest is the U.S. Treasury note bond-equivalent yield per annum corresponding to the number of months remaining on the draw, plus 2.55 percentage points. The variable rate of interest is equal to Bank of America's London Branch 3-month LIBOR rate plus 2.15 percentage points. At April 30, 1998, all draws were subject to the variable rate of interest. The long-term and short-term portions of the capital lease facility are included in other long-term liabilities and other accrued expenses, respectively, on the Company's balance sheet. On May 29, 1998, the Company entered into a 59-month interest rate swap agreement with Bank of America ending April 15, 2003 that fixes the interest rate on $2,578,000 of the facility at 8.50% for fundings 1 through 18 and 8.20% for fundings 19 through 22.

     If the Company exercises an early termination option before the scheduled expiration date of a capital lease, a termination charge will be assessed. The termination charge is a sliding percentage (not to exceed 3%) of the balance on the lease at time of termination.

        (vii)  LOAN COVENANTS AND COLLATERAL

     The Bank of America credit facility contains certain restrictions and financial covenants, including liquidity, tangible net worth and cash flow coverage thresholds, as well as limitations on other indebtedness, and is secured by substantially all of the Company's assets. At April 30, 1998, the Company was in compliance with all covenants.

     (b) TERM LOAN - BANK OF AMERICA, AUSTRALIA

     On January 31, 1998, the Company retired this facility by making a payment of A$1,000,000 (U.S. $650,000).

     (c) TERM LOAN - DEPA HOLDING B.V.

     As of April 30, 1998, the outstanding principal balance on the term loan was 4,200,000 Dutch Guilders (U.S. $2,100,000) and was subject to the annual interest rate of 4.11%. On May 1, 1998, as a condition precedent to the sale of the minority shares held by Depa Holding B.V., IMPCO Technologies B.V. retired this facility from the proceeds of the term loan facility granted by Bank of America NT&SA.

     (d)  CREDIT FACILITY - MEES PIERSON

     In February of 1996, IMPCO Technologies B.V. secured a 3,000,000 Dutch Guilder (U.S. $1,500,000) revocable credit facility with Mees Pierson, a financial institution in the Netherlands. The interest rate is determined weekly based on a weighted average of several money market indices. IMPCO Technologies B.V.'s borrowings under this facility may not exceed the combined total of a specified amount of its accounts receivable (70% of book value) and inventory (50% of book value). At April 30, 1998, the interest rate was 5.125% and there was no outstanding balance on the credit facility.

     Annual maturities of long-term debt for the five years subsequent to May 1, 1998 (in millions) are as follows: 1999 - $1.4; 2000 - $1.5; 2001 - $1.3; 2002 -
$1.1; 2003 - $1.0; and thereafter - $.7.


4.   DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL
INSTRUMENTS

     The Company uses derivative financial instruments for the purpose of reducing its exposure to adverse fluctuations in interest and foreign exchange rates. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged. The Company is not a party to leveraged derivatives and does not hold or issue financial instruments for speculative purposes.


     (a) Foreign Currency Management

     The results and financial condition of the Company's international operations are affected by changes in exchange rates between certain foreign currencies and the U.S. Dollar. The Company's exposure to fluctuations in currency exchange rates has increased as a result of the growth of its international subsidiaries. The functional currency for all of the Company's international subsidiaries is the local currency of the subsidiary. An increase in the value of the U.S. dollar increases costs incurred by the subsidiaries because most of its international subsidiaries' inventory purchases are U.S. dollar denominated. The Company monitors this risk and attempts to minimize the exposure through forward currency forward contracts and the management of cash disbursements in local currencies. At April 30, 1998 the Company had currency forward contracts protecting U.S.$600,000 in inventory purchases. At April 30, 1998 the fair value of foreign currency forward contracts approximated contract values. On May 29, 1998 the Company entered into six currency forward contracts to protect an additional U.S.$1,200,000 in inventory purchases.

     The Company seeks to hedge its foreign currency economic risk by minimizing its U.S. dollar investment in foreign operations using foreign currency term-loans to finance the operations of its foreign subsidiaries. The term loans are denominated in local currencies and translated to U.S. dollars at period end exchange rates.

     (b) Interest Rate Management

     The Company uses interest rate swap agreements with Bank of America to manage its exposure to interest rate changes and stabilize the cost of borrowed funds. When an agreement is executed, the swap is linked to a specific debt instrument. At April 30, 1998, the Company had $4,160,000 secured under fixed interest rate agreements at a weighted average fixed interest rate of 7.78%. Absent these fixed rate agreements, the weighted average variable rate for this debt at April 30, 1998 would have been 7.38%. At April 30, 1998 the fair value of interest rate swap agreements approximated carrying value. On May 29, 1998 the Company secured an additional $3,271,000 under a fixed interest rate agreement.

     (c)  Fair Value of Long-Term Debt

     The fair value of the Company's long-term debt is estimated using discounted cash flows based on the Company's incremental borrowing rates for similar types of borrowings. At April 30, 1998 the fair value of the Company's long-term debt approximated carrying value.

5.   INCOME TAXES

The provision (benefit) for income taxes consists of the following:


                                       Fiscal years ended April 30,
                                  ----------------------------------------
Current:                             1998           1997           1996
                                  ---------      ----------    -----------
     Federal                       $ 90,759       $ 79,065       $ 32,352
     State                           36,314         23,828        (29,966)
     Foreign                        208,556        432,422        348,998
                                   --------       --------       --------
                                    335,629        535,315        351,384
                                  ---------      ----------    ----------
                                  ---------      ----------    ----------
Deferred:
     Federal                        571,887       (272,856)    (1,600,000)
     State                               -              -        (100,000)
     Foreign                             -              -              -
                                  ---------      ----------    ----------
                                    571,887       (272,856)    (1,700,000)
                                  ---------      ----------    ----------
                                  ---------      ----------    ----------
Total provision (benefit)
  for income taxes:               $ 907,516      $ 262,459    $(1,348,616)
                                  ---------      ----------   -----------
                                  ---------      ----------   -----------

     Income before income taxes and minority interest in income of consolidated subsidiaries and dividends for U.S. and foreign based operations is shown below:


                                 Fiscal Years ended April 30,
                          ----------------------------------------
                             1998           1997           1996
                          -----------   -----------    ------------
     U.S.                 $ 4,574,310   $ 2,737,074    $ 2,655,220
     Foreign                1,608,825     1,012,343        972,607
                          -----------   -----------    ------------
                            6,183,135     3,749,417      3,627,827
                          -----------   -----------    ------------
                          -----------   -----------    ------------

     The current provision (benefit) for income taxes for fiscal years 1998, 1997 and 1996 has been reduced by the utilization of approximately $5,045,500, $3,953,000 and $1,650,000 of federal net operating loss carryforwards, respectively. During fiscal years 1998, 1997 and 1996, the current provision for state taxes was reduced by the utilization of approximately $375,000, $246,000 and 140,000, respectively, of investment and/or research tax credits. In addition, in fiscal year 1996 a state income tax refund of approximately $82,000 was applied to the 1996 provision.

     During the fourth quarter of fiscal year 1996, the Company reevaluated the valuation allowance for its deferred tax assets. Based on this reevaluation, which considered among other items projections as to future taxable income, the Company determined that the valuation allowance should be reduced by $1,700,000 principally due to the presumed future use of federal net operating loss carryforwards. This reduction in the valuation allowance is reflected in the deferred tax benefit for fiscal year 1996. During the fourth quarter of fiscal year 1997, the Company reevaluated the valuation allowance for its deferred tax assets. Based on this reevaluation, which considered among other items, projections as to future taxable income, the Company determined that the valuation allowance should be reduced by $1,559,000 principally due to the presumed future use of federal net operating loss carryforwards. This reduction in the valuation allowance is reflected in the deferred tax benefit for fiscal year 1997. During fiscal year 1998, the Company determined that there is no need to carry a valuation
allowance and therefore reduced the valuation allowance by $510,000.   This
reevaluation was based on projections of future taxable income.

     A reconciliation of income taxes computed at the federal statutory income tax rate to income taxes reported in the consolidated statements of income is as follows:

                                                Fiscal years ended April 30,
                                              --------------------------------
                                              1998          1997        1996
                                              -----        -----        -----
     Federal statutory income tax rate         34.0%         34.0%       34.0%
     Permanent differences                      3.0%          4.0         3.0
     Benefit of net operating loss
     carryforward                             (13.8)        (38.0)      (15.4)
     Federal alternative minimum tax              -           2.1          .9
     State tax, net                              .4            .6        (3.7)
     Foreign tax, net                            .1           4.3          .5
     R and D Credit                            (9.0)            -           -
     Recognition of Deferred Tax Asset            -             -       (56.5)
                                              -----         -----       -----
     Effective tax rate                        14.7%          7.0%      (37.2)%
                                              -----         -----       -----
                                              -----         -----       -----

     The components of the Company's deferred tax liabilities and assets and the related valuation allowance is as follows:


                                                         Years ended April 30,
                                                      --------------------------
                                                         1998            1997
                                                      -----------   ------------
     Deferred tax liabilities:
         Tax over book depreciation                   $  (955,000) $ (866,000)
         Other                                            (81,000)    (53,000)
                                                      -----------  ----------
                                                       (1,036,000)   (919,000)
                                                      -----------  ----------
     Deferred tax assets:
         Net operating loss carryforwards                       -   1,234,000
         Tax credit carryforwards                       2,024,000   1,564,000
         Inventory reserves                               173,000     224,000
         Other provisions for estimated expenses          439,000     380,000
                                                      -----------  ----------
                                                        2,636,000   3,402,000
                                                      -----------  ----------
     Gross deferred tax asset                           1,600,000   2,483,000
     Valuation allowance                                        -    (510,000)
                                                      -----------  ----------
     Net deferred tax asset recognized                $ 1,600,000 $ 1,973,000
                                                      -----------  ----------
                                                      -----------  ----------

     The net deferred tax assets are included in other current assets and other assets in the accompanying balance sheets.

     At April 30, 1998, the Company had a general business tax credit carryforward available for federal income tax purposes of approximately $1,776,000 which, if not utilized, will expire by fiscal year 2012. Additionally, the Company had an alternative minimum tax credit carryforward available for federal income tax purposes of approximately $248,000 which does not expire for tax reporting purposes.


6.   COMMITMENTS AND CONTINGENCIES

     (a)  LEASES

         The Company has certain non-cancelable operating leases for facilities and equipment, and non-cancelable capital leases for machinery, equipment and motor vehicles. Future minimum lease commitments under non-cancelable leases are as follows:


                                                 Lease Obligations
                                        --------------------------------
    Fiscal years ending April 30,           Capital          Operating
    -----------------------------       --------------    ---------------
       1999                                $  1,022,641      $  1,035,726
       2000                                     897,219           650,908
       2001                                     646,055           503,772
       2002                                     407,970           489,543
       2003                                     258,551           503,394
       Later years                                  -             650,217
                                           ------------      ------------
   Total minimum lease payments               3,232,436      $  3,833,560
                                           ------------      ------------
   Less imputed interest                        457,061
                                           ------------
   Present value of future minimum
       lease payments                         2,775,375
   Less current portion                         741,685
                                           ------------
   Long-term capital lease obligation      $  2,033,690
                                           ------------
                                           ------------

     Total rental expense under the operating leases for the fiscal years ended April 30, 1998, 1997 and 1996 was approximately $1,126,700, $903,000, and
$632,000, respectively. The Company currently leases facilities in Cerritos, California; Irvine, California; Seattle, Washington; Rijswijk, Holland; Cheltenham, Australia; and De Mexico, Mexico. These leases are non-cancelable and certain leases have renewal options.

     During fiscal year 1998, IMPCO increased its $3,525,000 capital lease facility to $5,525,000 to finance acquisitions of equipment such as machinery, dies, molds and patterns, office furniture and fixtures and motor vehicles. At April 30, 1998 and 1997 respectively, approximately $2,625,000 and $1,819,000 was outstanding under the capital lease facility. At April 30, 1998 the gross and net assets acquired under the capital lease facility was approximately $3,854,000 and $2,131,000, respectively. At April 30, 1997 the gross and net assets acquired under the capital lease facility was approximately $2,482,000 and $1,056,000, respectively.

     (b)  CONTINGENCIES

     The Company is currently subject to certain legal proceedings and claims arising in the ordinary course of business. Based on discussions with legal counsel, management does not believe that the outcome of any of these matters will have a materially adverse effect on the Company's consolidated financial statements.

     INVESTMENT AND TAX SAVINGS PLAN

     The Company's Investment and Tax Savings Plan (the Plan) is a defined contribution plan which is qualified under Internal Revenue Service Code
Section 401(k). The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). All employees who are at least age twenty-one or older are eligible to participate in the Plan on the first day of any calendar month following one year of service with the Company. Employees of the Company who elect to participate in the Plan may contribute into the Plan not less than 1% nor more than 15% of compensation. The Company's matching contributions are discretionary and match elective salary deferrals up to 1.8% of compensation. Approximately 42% of eligible employees were enrolled in the 401(k) plan at April 30, 1998. Employer contributions totaled approximately $98,000, $95,000, and $85,000 for fiscal years ended 1998, 1997 and 1996.

7.   STOCKHOLDERS' EQUITY


     (a)    1993 SERIES 1 PREFERRED STOCK

     The holders of the Company's' 1993 Series 1 Preferred Stock (1993 Preferred) are entitled to receive annual cumulative dividends of up to $105 per share and not less than $80 per share ($100 per share at April 30, 1998). The dividend rate, which is adjusted on the first day of each calendar quarter, is based on the Seafirst Bank prime rate of interest plus 1.5% (assuming a deemed principal value of $1,000 per share). Holders of 1993 Preferred are entitled to vote on all matters brought before the common stockholders and have the number of votes equal to the number of full shares of common stock into which the 1993 Preferred could then be converted.

     The 1993 Preferred is convertible into common stock at the option of the holders by dividing the then conversion price into its liquidation value of $1,000 for each share being converted. At April 30, 1998, the conversion price was $5.29 per share. The conversion price decreases if additional shares of common stock are issued for a consideration per share less than the then conversion price.

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

(b)  WARRANTS TO PURCHASE COMMON STOCK

     In the fourth quarter of the current fiscal year, the Company issued a contingent warrant certificate that entitles a contractor to purchase 38,750 shares of Common Stock at a price of $12.00 per share. The warrant vests and becomes exercisable if the closing price equals or exceeds $14.40 per share occuring prior to April 9, 1999. In the first quarter of fiscal year 1999, this condition was met but pursuant to an additional requirement the warrants are not exercisable until April 9, 1999. The following table sets forth the expiration date, number of warrants and the respective exercise prices of these warrants.


          EXPIRATION               NUMBER
             DATE                OF WARRANTS         EXERCISE PRICE
        -----------------   -------------------   --------------------
          April 9, 2001            38,750              $12.00


     At date of grant, the fair value of the warrants was determined at $93,000 and is being amortized to expense over the service period.

     (c)  STOCK OPTIONS

     The Company has five stock option plans which provide for the issuance of options to key employees and directors of the Company. As of April 30, 1998, 1997 and 1996, the Company had outstanding stock options of 1,308,086, 922,810, and 841,303, respectively, to purchase shares of common stock. The following table summarizes the transactions of the Company's stock option plans for the three year period ended April 30, 1998:

                                                       WEIGHTED
                                       NUMBER          AVERAGE
                                       OF              EXERCISE
                                       SHARES          PRICE
_____________________________________________________________________

Unexercised options outstanding -
 April 30, 1995                       798,335                 $7.59
   Options granted                     95,000                 $8.56
   Options exercised                  (13,198)                $6.58
   Options forfeited                  (38,834)               $10.28
_____________________________________________________________________
Unexercised options outstanding -
 April 30, 1996                       841,303                 $7.59
   Options granted                    238,118                 $6.84
   Options exercised                 (139,244)                $3.16
   Options forfeited                  (17,367)                $8.60
_____________________________________________________________________
Unexercised options outstanding -
 April 30, 1997                       922,810                 $7.82
   Options granted                    475,556                 $7.86
   Options exercised                  (57,795)                $3.36
   Options forfeited                  (32,485)                $6.80
_____________________________________________________________________
Unexercised options outstanding -
 April 30, 1998                     1,308,086                 $8.06

Price range $0.00 to $1.50             21,806                  $.06
 (weighted-average contractual life
  of 3.5 years)
Price range $3.00 to $4.50             51,668                 $3.89
 (weighted-average contractual life
  of 3.5 years)
Price range $4.50 to $6.00             80,832                 $5.63
 (weighted-average contractual life




  of 3.5 years)
Price range $6.00 to $7.50            193,876                 $6.43
 (weighted-average contractual life
  of 8.2 years)
Price range $7.50 to $9.00            664,348                 $7.92
 (weighted-average contractual life
  of 8.7 years)
Price range $9.00 to $10.50            12,000                 $9.13
 (weighted-average contractual life
  of 9.2 years)
Price range $10.50 to $12.00          283,556                $11.53
 (weighted-average contractual life
  of 6.0 years)
_____________________________________________________________________
Exercisable options -
 April 30, 1996                       576,889                 $6.81
 April 30, 1997                       501,727                 $8.00
 April 30, 1998                       544,232                 $8.63

Price range $0.00 to $1.50             21,806                  $.06
Price range $3.00 to $4.50             51,668                 $3.89
Price range $4.50 to $6.00             80,832                 $5.63
Price range $6.00 to $7.50             29,876                 $7.04
Price range $7.50 to $9.00            117,550                 $8.71
Price range $10.50 to $12.00          242,500                $11.57
_____________________________________________________________________

  1997 INCENTIVE STOCK OPTION PLAN

  During fiscal year 1998, the Company adopted the 1997 Incentive Stock Option Plan. Options for up to 750,000 shares of common stock may be issued to eligible employees. Options vest at a rate of 40% after the first two years following the date of grant and 20% each year thereafter so that the employee is 100% vested in the option after 5 years. The Board of Directors may grant options which have different vesting and exercise provisions. Further information relating to this plan is as follows:

                                            OPTION PRICE
                                              PER SHARE       APRIL 30, 1998
                                           ---------------   ----------------
  Granted and effective                    $7.63 to $11.63     427,000

  Exercisable at April 30                                            -
  Shares available for future grant                              3,000

  In addition to the 427,000 options granted, 320,000 options have been issued with contingent vesting schedules. These 320,000 options shall vest pursuant to the plan's normal vesting schedule and be exercisable if the closing price of the Company's Common Stock equals or exceeds (i) $17.00 per share on or prior to April 30, 1999 or (ii) $15.30 per share on at least twenty of thirty consecutive trading days occurring on or before April 30, 1999. The contingency provision was satisfied on June 26, 1998.


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

                                                  FISCAL YEAR ENDED APRIL 30,
                                                  ---------------------------
                               OPTION PRICE
                                 PER SHARE            1998            1997
                              ---------------        -------         -------
  Beginning balance           $6.25 to $11.00        212,583               -
  Granted                     $6.25 to $11.00         38,556         218,118
  Relinquished                 $6.25 to $8.75        (11,735)         (5,535)
  Exercised                             $8.38         (2,000)              -
  Ending balance              $6.25 to $11.00        237,404         212,583

  Exercisable at April 30                              2,800              -
                                                     -------         -------
                                                     -------         -------
  Shares available for future grant                   10,596          37,417
                                                     -------         -------

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


                                                                   FISCAL YEAR ENDED APRIL 30,
                                                              ------------------------------------
                                             OPTION PRICE
                                               PER SHARE         1998           1997         1996
                                             ---------------   -------        -------      -------
     Beginning balance                       $8.64 to $11.78    290,000        270,000      220,000
     Granted                                 $8.64 to $11.78          -         20,000       70,000
     Relinquished                                 11.78               -              -      (20,000)
                                                                -------        -------      -------
     Ending balance                          $8.64 to $11.78    290,000        290,000      270,000
                                                                -------        -------      -------
                                                                -------        -------      -------
     Exercisable at April 30                                    255,000        222,500      200,000
                                                                -------        -------      -------
                                                                -------        -------      -------
     Shares available for future grant                           60,000         60,000       80,000
                                                                -------        -------      -------
                                                                -------        -------      -------

     1991 EXECUTIVE STOCK OPTION PLAN

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


                                                       FISCAL YEAR ENDED APRIL 30,
     SERIES A OPTIONS            OPTION PRICE    -------------------------------------
     ----------------             PER SHARE         1998           1997         1996
                               ----------------  ----------   -----------  -----------
     Beginning balance                 $3.89       51,668        126,668      126,668
     Exercised                         $3.89            -        (75,000)           -
                                                  -------       --------     --------
     Ending balance                    $3.89       51,668         51,668      126,668
                                                  -------       --------     --------
                                                  -------       --------     --------
     Exercisable at April 30                       51,668         51,668      126,668
                                                  -------       --------     --------
                                                  -------       --------     --------

     SERIES B OPTIONS

     Beginning balance                 $0.06       53,520         96,900       96,900
     Exercised                         $0.06       31,714         43,380            -
                                                  -------       --------     --------
     Ending balance                    $0.06       21,806         53,520       96,900
                                                  -------       --------     --------
                                                  -------       --------     --------
     Exercisable at April 30                       21,806         53,520       96,900
                                                  -------       --------     --------
                                                  -------       --------     --------

     1989 INCENTIVE STOCK OPTION PLAN

     Under the Company's 1989 Incentive Stock Option Plan, up to 500,000 options may be issued. Options generally vest at the rate of 25% per year, cumulatively, beginning on the first anniversary of the date of grant. Further information relating to the 1989 Incentive Stock Option Plan is as follows:


                                                                       FISCAL YEAR ENDED APRIL 30,
                                                               -------------------------------------
                                              OPTION PRICE
                                               PER SHARE          1998           1997         1996
                                             ---------------    -------        -------      -------

     Beginning balance                       $5.25 to $15.00      315,039        347,735      354,767
     Granted                                           $8.00       10,000              -       25,000
     Exercised                               $6.00 to $ 9.00      (24,081)       (20,864)     (13,198)
     Relinquished                            $6.00 to $10.38      (20,750)       (11,832)     (18,834)
                                                                  -------        -------      -------
     Ending balance                          $5.25 to $15.00      280,208        315,039      347,735
                                                                  -------        -------      -------
     Exerciseable at April 30                                     212,958        174,039      153,321
                                                                  -------        -------      -------
                                                                  -------        -------      -------
     Shares available for future grant                             23,586         12,836        1,004
                                                                  -------        -------      -------
                                                                  -------        -------      -------

EARNINGS PER SHARE


     The following table sets forth the computation of basic and diluted earnings per share:


                                          -------------------------------------
                                              1998         1997         1996
                                          -----------  -----------  -----------

Numerator:
 Net income                               $5,275,619   $3,486,958   $4,976,443
 Preferred stock dividends                  (594,997)    (581,365)    (609,875)
 Minority interest                          (410,554)    (261,667)    (305,568)
                                          -----------  -----------  -----------
 Numerator for basic earnings per
   share - income available to
   common stockholders to common stock     4,270,068    2,643,926    4,061,000

 Effect of dilutive securities:
   Preferred stock dividends                 594,997            -      609,875
                                         -----------  -----------  -----------
                                         -----------  -----------  -----------
 Numerator for diluted earnings per
   share - income available to
   common stockholders after
   assumed conversions                   $4,865,065   $2,643,926   $4,670,875

Denominator:
 Denominator for basic earnings per
   Share -- weighted-average shares       6,333,769    5,722,382    5,648,290

Effect of dilutive securities:
 Employee stock options                     450,315      117,738      166,503
 Warrants                                   246,628      290,422      361,917
 Convertible preferred stock              1,124,764            -    1,123,489
                                        -----------  -----------  -----------
Dilutive potential common shares          1,821,707      408,160    1,651,909

 Denominator for diluted earnings per
   share -- adjusted weighted-average
   shares and assumed conversions         8,155,476    6,130,542    7,300,199
                                        -----------  -----------  -----------

 Basic earnings per share                     $0.67        $0.46        $0.72
                                        -----------  -----------  -----------
                                        -----------  -----------  -----------
 Diluted earnings per share                   $0.60        $0.43        $0.64
                                        -----------  -----------  -----------


     For additional disclosures regarding the outstanding preferred stock, the employee stock options, and the warrants, see Note 7.

     Options to purchase 260,000 shares of common stock at prices ranging from $10.88 to $11.78 were outstanding during fiscal year 1998 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

9.   FASB 123:  COMPENSATORY STOCK OPTION PLAN

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


                                                 YEAR ENDED APRIL 30,
                                             1998         1997         1996
                                           -------     ---------    ---------
     Expected dividend yield                   0%            0%           0%
     Calculated volatility                  .534          .486         .497
     Risk-free interest rate                   3%            3%           3%
     Expected Life of the option in years   9.09          8.70         8.35

     The estimated fair value of the options is amortized to expense over the options' vesting period for "as adjusted" disclosures. The net income per share "as adjusted" for the effects of statement No. 123 is not indicative of the effects on reported net income/loss for future years. The Company's reported "as adjusted" information at April 30 is as follows: (in thousands, except per share amounts):

                                                       YEAR ENDED APRIL 30,
                                                   1998         1997       1996
                                                   ----         ----       ----
     Net Income                                   $4,270       $2,654     $4,061
     As Adjusted                                  $3,628       $2,467     $3,756

     Net Income Per Share As Reported - Basic       $.67         $.46       $.72
     Net Income Per Share "As Adjusted" - Basic     $.57         $.43       $.66


     Net Income Per Share As Reported - Dilutive    $.60         $.43       $.64
     Net Income Per Share "As Adjusted" - Dilutive  $.52         $.40       $.60

     In management's opinion existing stock option valuation models do not provide a reliable single measure of the fair value of employee stock options that have vesting provisions and are not transferable. In addition, option pricing models require the input of highly subjective assumptions, including expected stock price volatility. For fiscal years 1997 and 1996, the "As Adjusted" net income per share has been restated based on refined estimates and assumptions.

10.  REVENUES

     During fiscal year 1998, the IMPCO, BV, IMPCO Pty and I.M.P.C.O. Mexicano subsidiaries accounted for approximately sixteen percent, ten percent and one percent of total consolidated revenues, respectively, and contract revenue accounted for approximately twelve percent of consolidated revenues. During fiscal year 1998, General Motors Corporation accounted for approximately FIFTEEN percent of consolidated revenues. During fiscal years 1997 and 1996, no single unaffiliated customer exceeded ten percent of consolidated revenues.

     The Company routinely sells products to a broad base of customers, which includes distributors and original equipment manufacturers. Based on the nature of these customers, credit is generally granted without collateral being required. Management does not anticipate that a significant credit risk exists as a result of these customer relationships.

11.  SEGMENT DATA

     The Company has U.S. based operating facilities and three foreign based operating subsidiaries in Holland (IMPCO BV), Australia (IMPCO Pty) and Mexico (I.M.P.C.O. Mexicano). Transfers between geographic areas include inter-company sales, which are eliminated in consolidation. Operating income is total revenue less operating expenses, excluding finance charges and taxes. Information concerning the Company's geographic areas of operation in fiscal year 1998 is as follows (dollars in thousands):


                                       Fiscal year ended April 30, 1998
                              ---------------------------------------------------
                              United States  Europe   Australia  Mexico    Elims    Consolidated
                              -------------  ------   ---------  ------    -----    ------------
Sales to unaffiliated
   Customers                     $51,780    $ 11,588   $ 6,893   $  822     $  -     $  71,083
Transfers between
   geographic areas                8,826          -         -         -    (8,826)          -
                                 -------    --------   -------   ------   -------    ---------
Total revenue                     60,606      11,588     6,893      822    (8,826)      71,083
                                 -------    --------   -------   ------   -------    ---------
                                 -------    --------   -------   ------   -------    ---------
Operating income                   5,778       1,364       455      (47)     (432)       7,118
                                 -------    --------   -------   ------   -------    ---------
                                 -------    --------   -------   ------   -------    ---------
Total assets,
   at April 30, 1998              51,375      7,399      7,169    1,647   (10,298)      57,292
                                 -------    --------   -------   ------   -------    ---------
                                 -------    --------   -------   ------   -------    ---------

     Export sales from the corporation's United States operations to unaffiliated customers were as follows (dollars in thousands):


                                   1998           1997        1996
                                 -------         ------     --------
     Canada                      $ 1,214         $1,499     $  1,659
     Pacific Rim                   8,146          4,139        4,966
     Europe                       11,588          5,500        2,529
     Latin America                 6,719          6,537        3,779

12.  CONTRACT REVENUE

     In August 1995, the Company extended its original 1993 two year fixed-price contract with General Motors Corporation (GM) to develop, manufacture and install compressed natural gas engine management systems (CNG systems). Under the terms of the contract, the Company is engineering, testing and validating CNG systems for certain 1997, 1998, and 1999 model year car and truck platforms in compliance with GM's specifications.

     Revenues for development efforts are principally recognized by the percentage of completion method and principally related to contracts with GM. During fiscal year 1998, 1997, and 1996 GM and other contract revenues comprised 12%, 5%, and 6% of the Company's total revenues, respectively. Operating income earned on the GM and other development contracts during fiscal year 1998, 1997 and 1996 was approximately $1,511,000, $400,000 and $155,000 after deducting an allocation for selling, general and administrative costs.

13.  PURCHASES

     During fiscal years 1998, 1997 and 1996, purchases from one vendor constituted approximately 18%, 17% and 20% of consolidated net inventory purchases, respectively. In fiscal year 1998, 10 suppliers accounted for approximately 55% of consolidated net inventory purchases.

14.  SUPPLEMENTARY CASH FLOW INFORMATION

     During fiscal years 1998, 1997 and 1996 the following non-cash transactions were effected and are not reflected in the Consolidated Statements of Cash Flows:

     a) The Company incurred capital lease obligations of approximately $1,296,000, $835,000 and $700,000, respectively.

     b) Pursuant to the IMPCO BV acquisition an outstanding debt obligation of 1,279,000 Dutch Guilders (US $766,000), was converted into a term loan during fiscal year 1996.

     c) Interest and taxes paid during fiscal year 1998, 1997, and 1996 are as follows:

                                 Fiscal year ended April 30
                           --------------------------------------
                             1998           1997           1996
                           --------     ----------       --------
     Interest paid         $940,000     $1,062,000       $436,000
     Taxes paid             191,000        755,000        110,000

15.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     A summary of the unaudited quarterly results of operations follows (in thousands, except per share amounts):


Fiscal year 1998
                              July 31        Oct. 31        Jan. 31      Apr. 30
                             --------       --------       --------     --------
     Product sales           $ 14,151       $ 15,730       $ 14,835     $ 17,493
     Contract revenue           2,138          2,432          2,158        2,146
     Total revenue             16,289         18,162         16,993       19,639
     Cost of sales              8,819          9,756          8,657       10,942
     Gross Profit               7,470          8,406          8,336        8,697
     Research and development
       expense                  3,066          3,278          3,628        3,365
     Net income                   692            991          1,197        1,391
     Net income per share:
     Basic                        .12            .17            .18          .20
     Diluted                      .11            .15            .16          .18

Fiscal year 1997
                              July 31        Oct. 31        Jan. 31      Apr. 30
                             --------       --------       --------     --------
     Product sales           $ 14,179       $ 14,014       $ 14,765     $ 15,479
     Contract revenue             970            633            294        1,495
     Total revenue             15,149         14,647         15,059       16,974
     Cost of sales              9,109          8,636          9,183       10,414
     Gross Profit               6,040          6,011          5,876        6,560
     Research and development
       expense                  2,284          2,087          1,784        2,325
     Net income                   567            495            623          959
     Net income per share:
     Basic                        .10            .09            .11          .17
     Diluted                      .09            .08            .10          .15

16.  OTHER MATTERS

     In July 1998, the Company became aware of a fourth quarter 1997 transaction that could be in violation of certain U.S. Government export regulations. In July 1997, the Company became aware of a similar transaction which also occurred in the fourth quarter of 1997. In both cases, the Company immediately engaged legal counsel to investigate the occurrences, assess whether a violation occurred and advise whether disclosure should be made to the appropriate governmental authorities. Following discovery of the first fourth quarter 1997 transaction, the Company adopted a compliance policy which includes compliance with export licensing and trade sanctions, and has taken steps to make employees aware of export regulations. Also, the first transaction was disclosed to the appropriate governmental authorities in August of 1997.

     Currently, there are no charges of wrong doing, any pending government investigation of the Company's export activities or any other response from the governmental authorities to the Company's prior disclosure. It is the opinion of the Company that as a result of its disclosure of the facts to the appropriate authorities in both cases, and in light of the facts that the products sold were non-sensitive in nature and that the Company has installed policies and procedures to prevent future violations of export regulations, an ultimate settlement with the government should not have a material adverse effect on the Company's financial position, results of operations, or cash flows. However, until the matter is settled with the government, the amount of fines, if any, or other sanctions that may be imposed cannot be reasonably estimated.

                            IMPCO TECHNOLOGIES, INC.
                        SCHEDULE II - VALUATION ACCOUNTS

                                                  Additions
                                                   charged
                                  Balance at      (credited)     Write-offs     Balance
                                  beginning      to costs and     and other    at end of
                                  of period        expenses      adjustments    period
                                  ---------      ------------    -----------   ---------
Allowance for doubtful accounts
      for the years ended:
         April 30, 1998            $288,111       $119,390       ($92,707)      $314,794
         April 30, 1997             165,322        157,288        (34,499)       288,111
         April 30, 1996             153,802         13,000         (1,480)       165,322

Inventory valuation reserve
      for the years ended:
         April 30, 1998             837,718        235,865       (298,851)       774,732
         April 30, 1997             610,515        384,829       (157,626)       837,718
         April 30, 1996           1,280,000        237,151       (906,636)       610,515

Warranty reserve
      for the years ended:
         April 30, 1998             275,761        219,812       (194,383)       301,190
         April 30, 1997             469,639        222,121       (416,000)       275,760
         April 30, 1996             217,123        627,978       (375,462)       469,639

Product liability reserve
      for the years ended:
         April 30, 1998              91,935              -        (42,944)        48,991
         April 30, 1997             156,848         10,793        (75,705)        91,935
         April 30, 1996             234,489              -        (77,641)       156,848