Form 10-K/A
period 1998-06-30
IMPCO TECHNOLOGIES INC
filed 1998-08-28
CIK 790708

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-K/A
                                  Amendment No. 1

/ x /    Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended April 30, 1998, or

/   /    Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the transition period from             to

         Commission File No. 0-16115

                          IMPCO Technologies, Inc.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

               Delaware                             91-1039211
        ------------------------              -----------------------
        (State of Incorporation)              (IRS Employer ID. No.)

          16804 Gridley Place, Cerritos, California    90703
         -----------------------------------------------------------
          (Address of Principal Executive Offices)  (Zip Code)

     Registrant's telephone number, including area code: (562) 860-6666

         Securities registered pursuant to Section 12(b) of the Act:
                                    None
        Securities registered pursuant to Section 12(g) of the Act:
                               Common Stock

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
          Yes   x                 No
              -----                  -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. /    /

     Approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 1998 was $115,238,516

     Number of shares outstanding of each of the registrant's classes of common stock, as of June 30, 1998:

                      7,091,601 shares of Common Stock

                    Documents incorporated by reference:

                                See Item 14

     Part III (Items 10, 11, 12 and 13) is hereby added to registrant's Form 10-K filed on July 29, 1998

                                  PART III


ITEM 10  -  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information concerning the executive officers and directors of the Company as of April 30, 1998:


Name                               Age       Position With Company
----                               ---       ---------------------
Robert M. Stemmler (1). . . . . .  62        President, Chief Executive
                                              Officer and Director

Thomas M. Costales. . . . . . . .  51        Treasurer and Chief Financial
                                              Officer

Dale L. Rasmussen . . . . . . . .  48        Senior Vice President and
                                              Secretary

Syed Hussain. . . . . . . . . . .  45        Vice President of Technology
                                              and Automotive OEM Operations

Hans J. Roehricht . . . . . . . .  57        Vice President of Gaseous Fuel
                                              Products until July 16, 1997

Norman L. Bryan (2) . . . . . . .  57        Director

V. Robert Colton (1). . . . . . .  68        Director

Paul Mlotok (1) . . . . . . . . .  53        Director

Christopher G. Mumford (2). . . .  52        Director

Edward L. Scarff (3). . . . . . .  67        Director

Don J. Simplot (2). . . . . . . .  63        Director

Rawland F. Taplett (3). . . . . .  77        Director

Douglas W. Toms (3) . . . . . . .  68        Director

-------------------
(1)  Term as Board of Director member expires 1998.
(2)  Term as Board of Director member expires 1999.
(3)  Term as Board of Director member expires 2000.

     The Board of Directors is divided into three classes, each consisting of three Directors, with the three classes serving staggered three-year terms. The executive officers are elected annually by the Board of Directors and serve at the pleasure of the Board of Directors.

     ROBERT M. STEMMLER has been a Director since May 1993, and became the President and Chief Executive Officer of the Company on July 1, 1993 and has acted as interim Chair of the Board of Directors since June 1998. He was a full-time consultant to the Company from December 1992 until becoming President and CEO. From 1988 until December 1992, Mr. Stemmler was the Chief Operating Officer of Sargent Fletcher Company, a manufacturer of fuel tanks, aerial refueling systems and specialty mission equipment for military aircraft. He was the General Manager of IMPCO Technologies, Inc. from 1982 to 1985.

     THOMAS M. COSTALES has been the Treasurer and Chief Financial Officer of the Company since March 1995. From September 1993 until joining the Company, he was Vice President and Controller of the Omnifax division of Danka Industries, Inc. He held a similar position with

Omnifax's predecessor, Telautograph Corporation, from 1987 until it was acquired by Danka Industries.

     DALE L. RASMUSSEN has been Senior Vice President and Secretary since June 1989. He jointed the Company in 1984 as Vice President of Finance and Administration.

     SYED HUSSAIN has been Vice President of Technology and Automotive OEM Operations since 1996. Mr. Hussain joined the Company in 1993 and held various positions with the Company before becoming a Vice President.

     HANS J. ROEHRICHT was Vice President of Gaseous Fuel Products from November 1996 until July 16, 1997, and is now Director of Strategic Planning. He jointed the Company in 1990 and held various positions with the Company prior to November 1996.

     NORMAN L. BRYAN has been a Director since November 1993 and is Chair of the Audit Committee. He has been a consultant since 1995. Prior to retiring in 1994 from Pacific Gas and Electric Company, he was Vice President, Marketing from February 1993 until December 1994, and was Vice President, Clean Air Vehicles from February 1991 to February 1993.

     V. ROBERT COLTON has been a Director of the company since March 1989. Mr. Colton is a retired dentist and has engaged in real estate investments and development activities for a number of years.

     PAUL MLOTOK has been a Director of the Company since April 1997 and is Chair of the Strategic Planning Committee. He has been a Principal of Global Business Network, a consulting firm specializing in strategy development particularly in the energy and natural resources industries, since June 1995. From 1989 to 1995, he was a Principal and analyst at Morgan Stanley & Co.

     CHRISTOPHER G. MUMFORD has been a Director since June 1998. He is a private investor and was a Managing Director of Questor Partners Fund, L.P., a private investment partnership, from 1995 through 1997. He has served as a Director of Crown Pacific Partners, L.P. and predecessor entities since 1992, and has served as an officer or director of other private companies, including Executive Vice President, Treasurer, Chief Financial Officer and Director of Arcata Corporation 1982-1994, Director of Ryder TRS, Inc. 1996-1997 and Director of Ockham Personal Insurance Holdings PLC (London, England) 1996-1997.

     EDWARD L. SCARFF has been a Director since June 1998. He is a private investor and has been a Principal of the General Partner of Questor Partners Fund, L.P., a private investment partnership, since 1995. He has been a director of The Clorox Company since 1986. He has also been an officer or director of numerous private companies, including Director of Channel Master Holdings since 1997, Director of Ryder TRS, Inc. 1996-1998, Director of Ockham Personal Insurance Holdings PLC (London, England) 1996-1997 and Chairman of Arcata Corporation 1982-1994.

     DON J. SIMPLOT has been a Director since May 1978 and is Chair of the Compensation Committee. He is the President of Simplot Industries, Inc., which is engaged in agricultural enterprises, and a Vice President of J.R. Simplot Company, which is also engaged in agricultural enterprises. Mr. Simplot is a Director of Micron Technology, Inc., a designer and manufacturer of semiconductor memory components primarily used in various computer applications.

     RAWLAND F. TAPLETT has been a Director of the Company since May 1978 and is Chair of the Executive Committee. He served as Chair of the Board of Directors from 1979 to 1992. He is the founder and owner of R.F. Taplett Fruit and Storage Company, a grower, packer and marketer of fruit, primarily apples.

     DOUGLAS W. TOMS has been a Director of the Company since October 1980. He served as President and Chief Executive Officer of the Company from October 1980 to April 1989. Since April 1989, Mr. Toms has been a consultant to American Honda Motor Company, Inc.

              SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company or advice that no filings were required, during fiscal year 1998 all officers, directors and greater than 10% beneficial owners complied with the Section 16(a) filing requirements, except one Form 4 was filed late by each of Peter B. Bensinger (one transaction), Thomas M. Costales (two transactions), Syed Hussain (two transactions), Robert M. Stemmler (two transactions), and Edwin J. Schneebeck (seven transactions), and two Form 4's were filed late by Dale L. Rasmussen (one transaction and two transactions).

ITEM 11  -  EXECUTIVE COMPENSATION

     The following table sets forth certain information regarding compensation paid during each of the Company's last three fiscal years to the Company's chief executive officer and the Company's four other most highly compensated executive officers.

                           SUMMARY COMPENSATION TABLE


                                                                     Long Term
                                                                    Compensation
                                          Annual Compensation          Awards
                                       -------------------------    -------------
                                                                     Securities
                                                                     Underlying
     Name and                 Fiscal     Salary         Bonus          Options           All Other
Principal Position             Year      ($) (1)         ($)         (in shares)        Compensation
--------------------------    ------    --------      ---------     -------------       --------------
Robert M. Stemmler             1998     $229,673      $  96,000       200,139 (2)        $ 25,631 (3)
  President and Chief          1997      197,917         62,600        58,535 (2)          31,181
  Executive Officer            1996      198,000         61,500        20,000 (2)          25,878

Dale L. Rasmussen              1998     $ 92,633      $  26,000        60,000 (2)        $ 15,869 (4)
  Senior Vice President        1997       92,000         12,000        12,000 (2)          16,170
  and Secretary                1996       93,416         13,000          -0-               14,865

Syed Hussain                   1998     $134,321      $  30,500       100,000 (2)        $ 13,052 (5)
  Vice President of            1997      108,333         27,900        17,000 (2)          10,900
  Technology and               1996       94,385         23,000         3,000 (2)           9,400
  Automotive OEM


                                                                             5
  Operations

Thomas M. Costales             1998     $118,458      $  36,000        40,237 (2)        $ 19,238 (6)
  Treasurer and Chief          1997      104,188         30,600         7,048 (2)          17,355
  Financial Officer            1996      101,755         17,300          -0-               15,249

Hans Roehricht                 1998     $128,167 (7)  $  30,500       100,276 (2)        $ 19,812 (8)
  Vice President of            1997      109,167         24,300        11,035 (2)          15,793
  Gaseous Fuel Products        1996      101,538         17,000         2,500 (2)          13,990

----------------------
(1) Includes amounts deferred by executive officers pursuant to the IMPCO Employee Savings Plan and Deferred Compensation Plan.

(2)  Options under Incentive Stock Option Plans.

(3) Group term life insurance premium of $9,828, Christmas bonus of $1,000, automobile allowance of $11,791 and Company's contribution of $3,012 pursuant to the IMPCO Employee Savings Plan.

(4) Group term life insurance premium of $1,414, Company's contribution of $2,126 pursuant to the IMPCO Employee Savings Plan, Christmas bonus of $1,000 and automobile allowance of $11,329.

(5) Group term life insurance premium of $261, Christmas bonus of $1,000 and automobile allowance of $11,791.

(6) Group term life insurance premium of $4,032, Company's contribution of $2,415 pursuant to the IMPCO Employee Savings Plan, Christmas bonus of $1,000 and automobile allowance of $11,791.

(7)  Mr. Roehricht was an executive officer of the Company until July 16, 1997.

(8) Group life insurance premium of $4,050, Company's contribution of $2,971 to the IMPCO Employee Savings Plan, Christmas bonus of $1,000 and automobile allowance of $11,791.


                        OPTIONS GRANTED IN FISCAL YEAR 1998

     The following table provides information with respect to options granted during the last fiscal year.

                                        Individual Grants
                        -----------------------------------------------------
                        Number of      % of Total
                        Shares         Options
                        Underlying     Granted to     Exercise
                        Options        Employees in   Price Per   Expiration
Name                    Granted (1)    Fiscal Year    Share       Date
----                    -----------    ------------   ---------   -----------
Robert M. Stemmler      200,000            25%         $ 7.63     05/22/07

Robert M. Stemmler          139             0%          11.00     01/02/08

Dale L. Rasmussen        40,000             5%           7.63     05/22/07



Dale L. Rasmussen        20,000             3%           8.00     06/30/07

Syed Hussain            100,000            13%           7.63     05/22/07

Thomas M. Costales       40,000             5%           7.63     05/22/07

Thomas M. Costales          237             0%          11.00     01/02/08

Hans J. Roehricht       100,000            13%           7.63     05/22/07

Hans J. Roehricht           276             0%          11.00     01/02/08


                                POTENTIAL REALIZABLE
                              VALUE AT ASSUMED ANNUAL
                                RATES OF STOCK PRICE
                          APPRECIATION FOR OPTION TERM (2)



Name                                  5%                  10%
----                               --------            ----------
Robert M. Stemmler                 $960,655            $2,434,488

Dale L. Rasmussen                   292,562               741,409

Syed Hussain                        479,847             1,216,025

Thomas M. Costales                  193,578               490,565

Hans J. Roehricht                   481,756             1,220,864

--------------------------
(1) Material terms of options granted under the Incentive Stock Option Plans are as follows: Options are granted at the fair market value of the Common Stock on the date of grant and vest cumulatively at the rate of 40% after the first two years following the date of the grant and 20% each year thereafter so that the employee is 100% vested after five years. However, if employment terminates due to death or disability, retirement at or after age 62, or termination without cause, then options vest at the rate of 25% for each full calendar year of employment. Options may be exercised only while an optionee is employed by the Company, or within three months following termination of employment. However, if termination results from death or disability, options may be exercised within one year of the termination date. In no event may options be exercised more than ten years after date of grant.

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

                  AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1998
                                        AND
                           FISCAL YEAR-END OPTION VALUES

     The following table provides information with respect to exercise of options during fiscal year 1998 and the value of unexercised options at the end of fiscal year 1998.


                 Shares                            Number of
                Acquired                          Unexercised                Value of Unexercised
                   On          Value          Options (in shares)            In-The-Money Options
                Exercise      Realized         at Fiscal Year-End           At Fiscal Year-End(2)
   Name           (#)         ($) (1)      Exercisable/Unexercisable      Exercisable/Unexercisable
----------      --------      --------     -------------------------      -------------------------
Robert M.         -0-           -0-            117,500 / 281,174             $426,675 /$1,348,490
Stemmler

Dale L.          19,380       $226,552          58,334 /  72,000              449,506 /   359,800
Rasmussen

Syed             13,200       $ 62,280           -0-   / 118,800                  -0- /   593,766
Hussain

Thomas M.         -0-           -0-             9,000  /  50,285               31,500 /   242,686
Costales

Hans J.           -0-           -0-             6,833  / 112,811               42,035 /   555,575
Roehricht

-------------------------
(1) Calculated by determining the difference between the fair market value of the Common Stock underlying the options on the date each option was exercised and the exercise price of the options.

(2) Calculated by determining the difference between the fair market value of the Common Stock underlying the options on April 30, 1998 ($12.50) and the exercise price of the options.


                               EMPLOYMENT AGREEMENTS

     An Employment Agreement between the Company and Robert M. Stemmler provides for two consecutive twelve month periods of employment of Mr. Stemmler as the President and Chief Executive Officer, commencing April 1, 1997. It is subject to certain termination events, which include Mr. Stemmler's resignation and the Company's right to terminate him with or without cause upon payment of lump sum equal to 100% in the first term and 75% in the second term, respectively, of base salary, plus certain incentive compensation and payment of benefits for a period following termination. The Employment Agreement requires payment of an annual base salary of $230,000, and payment of incentive compensation under the Company's Bonus Incentive Plan.

                             COMPENSATION OF DIRECTORS

     Each Director who is not an employee of the Company is paid an attendance fee of $1,000, plus out-of-pocket expenses, for each Board or committee meeting attended. In addition, annual remuneration is paid to the following: Chair of the Board of Directors - $25,000; Chair of the Executive Committee - $15,000; Chair of Strategic Planning Committee - $5,000; Chairs of Audit and Compensation Committees - $3,000.

     A total of 290,000 options have been granted to Directors under the 1993 Stock Option Plan for Nonemployee Directors, of which 210,000 remain unexercised and are held by Messrs. Bryan, Colton, Mlotok, Simplot, Taplett and Toms. 60,000 options were available for future grants as of April 30, 1998. Option exercise prices are the higher of (i) the average market value of the stock for the 15 trading days following the date of grant and (ii) the market value on the fifteenth trading day following the date of grant. Options are not assignable and vest cumulatively at the rate of 25% annually, beginning on the first anniversary date of grant. However, if a Director dies, becomes disabled or retires at age 62 or later, then options vest at the rate of 25% for each full calendar year in which optionee served as a Director of the Company. Options must be exercised while a Director or within three months following termination as Director, unless termination results from death or disability, in which case options may be exercised during the one-year period following termination. In no event may options be exercised more than ten years after date of grant.


                           COMPENSATION COMMITTEE REPORT
                             ON EXECUTIVE COMPENSATION

     The following report on executive compensation is furnished by the Board of Directors. In fiscal year 1998, as in prior years, the nonmanagement members of the Board of Directors determined the compensation to be paid to the executive officers. An Employment Agreement with Robert M. Stemmler was in effect during the fiscal year. See "Employment Agreement."


                           FISCAL YEAR 1998 COMPENSATION

                              COMPENSATION PHILOSOPHY

     Compensation of the executive officers is designed to link compensation directly to the Company's growth and financial performance. Compensation consists of base compensation, a Bonus Incentive Plan and options under Incentive Stock Option Plans. The objective of these three elements, taken together, is to provide reasonable base compensation and to retain, recognize and reward superior performance. The compensation philosophy also ensures that the Company provides a comprehensive compensation package that is competitive in the marketplace.

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

                              DEFERRED COMPENSATION PLAN

     The Board of Directors has adopted a Deferred Compensation Plan to provide a select group of management and highly compensated employees and Directors with the opportunity to participate in a deferred compensation program. Under the program, participants may defer up to 100% of their base compensation and bonuses. The Company is required to make certain matching contributions, a portion of which is options to purchase the Company's Common Stock granted under the Incentive Stock Option Plan and another portion is shares of the Company's Common Stock, subject to vesting provisions. The options are to be granted on the first day of each calendar year during which the Company's Common Stock is traded and the exercise price is the closing price on the Nasdaq National Market or such stock exchange on such first trading day. The plan is not qualified under Section 401 of the Internal Revenue Code. The Company will pay participants upon retirement or termination of employment an amount equal to the amount of deferred compensation plus investment returns and vested shares of the Company's Common Stock.

                                  CEO COMPENSATION

     Robert M. Stemmler served as chief executive officer pursuant to an Employment Agreement pursuant to which he was paid a base salary at an annual rate of $230,000. In addition to the base salary, Mr. Stemmler is eligible for an annual cash bonus under the Bonus Incentive Plan during each fiscal year. Mr. Stemmler's bonus for fiscal year 1998 was $96,000.

     As longer term compensation, options were granted to purchase 150,000 shares of Common Stock under the Company's Incentive Stock Option Plan. In addition, Mr. Stemmler was granted options to purchase an additional 50,000 shares of Common Stock which vest only if on or prior to April 30, 1999 the trading price of the Common Stock equals or exceeds (a) $17.00 per share on any trading day or (b) $15.30 during 20 of 30 consecutive trading days. The trading price requirement was satisfied on June 26, 1998. The options are intended to induce Mr. Stemmler's continued employment, allow him to participate in the ownership of the Company, and provide further long-term incentive to advance the interest of the Company and increase the value of the Company's Common Stock.

                              OTHER EXECUTIVE OFFICERS

     In reviewing and approving base salaries for the executive officers, the Compensation Committee relies on independent industry surveys to assess the Company's salary competitiveness and salary range for each position. Base salary is based upon individual performance, experience, competitive pay practices and level of responsibilities. Base salaries in fiscal year 1998 reflected the Committee's determination of compensation levels required to remain competitive, given each executive officer's performance, the Company's performance and the competitive environment for executive talent. The purpose of stock options is to induce selected, key employees of the Company to remain employed with the Company, to participate in the ownership of the Company, to advance the interests of the Company and to increase the value of the Company's Common Stock.

     The foregoing report was made by the members of the Compensation Committee.


                                        Don J. Simplot, Chair
                                        Norman L. Bryan
                                        Rawland F. Taplett

                      OPTIONS GRANTED BY CERTAIN STOCKHOLDERS

     On June 5, 1998, Questor Partners Fund, L.P. and its affiliate, Questor Side-by-Side Partners, L.P. (together, "Questor"), purchased shares of the Company's Common Stock and 1993 Series 1 Preferred Stock from the estate and family of a deceased stockholder and on the same day granted options to certain officers of the Company to purchase of shares of Common Stock as follows:

               Robert M. Stemmler                 113,858
               Syed Hussain                       113,858
               Dale L. Rasmussen                   56,928

     The option exercise price is $13.75 per share. The options vest at the rate of 25% annually commencing June 30, 1999. The options become exercisable only after Questor's 1993 Series 1 Preferred Stock is converted (or is convertible at the option of Questor) into Common Stock and then upon the earlier of (i)
June 5, 2003 and (ii) the sale by Questor of 50% or more of the Common Shares owned by it as of June 5, 1998 (including 614,250 shares of Common Stock into which the 1993 Series 1 Preferred Stock owned by Questor is convertible). The options will not be exercisable after December 31, 2003, and any option that is not vested upon termination of the full-time employment of the option holder with IMPCO (other than because of death or disability) will terminate.

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




             EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPH

                                                                            11

                                        Nasdaq
          Value at                      Trucking
          April 30  IMPCO     Nasdaq    Transportation
          --------  -----     ------    --------------
          1993      100.0     100.0     100.0
          1994      207.3     111.3     113.3
          1995      165.9     129.4     113.3
          1996      163.4     184.4     134.3
          1997      151.2     195.2     131.6
          1998      243.9     292.1     192.9

ITEM 12  -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

                            VOTING SECURITIES

     The voting securities of the Company consist of Common Stock and 1993 Series 1 Preferred Stock. At August 1, 1998, 7,187,436 shares of Common Stock and 5,950 shares of 1993 Series 1 Preferred Stock were outstanding.

     Each outstanding share of Common Stock is entitled to one vote on all matters to be presented to stockholders for a vote. Each share of 1993 Series 1 Preferred Stock is also entitled to vote on all such matters and is entitled to the number of votes equal to the number of full shares of Common Stock into which it is convertible. On August 1, 1998, each share of 1993 Series 1 Preferred Stock was convertible into the number of shares of Common Stock that results from dividing $1,000 by a conversion price of $5.29 per share, or 189 votes per share.

                               COMMON STOCK

     The following table sets forth information as of August 1 1998, with respect to all stockholders known by the Company to be the beneficial owners of more than 5% of the outstanding Common Stock. Except as otherwise specified, each named beneficial owner has sole voting and investment power with respect to the shares set forth opposite its name.


Name and Address                   Amount and Nature of    Percent
of Beneficial Owner                Beneficial Ownership    of Class
---------------------------        --------------------    --------
Questor Partners Fund, L.P.             2,034,211 (1)       26.07%
  103 Springer Building
  3411 Silverside Road
  Wilmington, DE  19810

Rawland F. Taplett                        586,892 (2)        7.92%
  P.O. Box 2188
  Wenatchee, WA  98801

BERU Aktiengesellschaft                   558,478            7.77%
  Moerikestrasse 155
  Ludwigsburg, Germany

------------------------
(1) Includes 95,095 shares of common stock owned by Questor Side-by-Side Partners, L.P. ("Questor SBS"), 573,048 shares subject to conversion rights under 3,032 shares of 1993 Series 1 Preferred Stock and

     41,202 shares subject to conversion rights under 218 shares of 1993 Series 1 Preferred Stock owned by Questor SBS.

(2) Includes 50,000 shares subject to options under the Directors Stock Option Plan and 170,100 shares subject to conversion rights under 900 shares of 1993 Series 1 Preferred Stock.


                                PREFERRED STOCK

     The following table sets forth information as of August 1, 1998, with respect to all stockholders known by the Company to be the beneficial owners of more than 5% of the outstanding 1993 Series 1 Preferred Stock. Except as otherwise specified, each named beneficial owner has sole voting and investment power with respect to the shares set forth opposite his name.


    Name of                       Amount and Nature of     Percent
Beneficial Owner                  Beneficial Ownership     of Class
----------------                  --------------------     --------
Questor Partners Fund, L.P.             3,250 (1)           54.62%
  103 Springer Building
  3411 Silverside Road
  Wilmington, DE  19810

Don J. Simplot                            900               15.13%
  P.O. Box 27
  Boise, ID  83707

Rawland F. Taplett                        900               15.13%
  P.O. Box 2188
  Wenatchee, WA  98801

Douglas W. Toms                           450                7.56%
  2001 Lakewood
  Olympia, WA  98501

Dale L. Rasmussen                         450                7.56%
  29409 - 232nd Avenue S.E.
  Black Diamond, WA  98010              -----              -------
                                        5,950              100.00%

--------------------
(1) Includes 218 shares owned by Questor Side-by-Side Partners, L.P.

                            OWNERSHIP OF MANAGEMENT

     The following table sets forth information as of August 1, 1998, as to the number of shares of Common Stock and 1993 Series 1 Preferred Stock beneficially owned by (i) each Director, (ii) the executive officers named in the Summary Compensation Table and (iii) all Directors and executive officers as a group. Except as otherwise specified, each named beneficial owner has sole voting and investment power with respect to the shares set forth opposite his name.


Title of         Name of Beneficial      Amount and Nature of       Percent of
Class            Owner                   Beneficial Ownership         Class
--------         ------------------      --------------------       ----------
Common           Norman L. Bryan                21,000 (1)                *

Common           V. Robert Colton              146,666 (2)              2.03%

Common           Thomas M. Costales             10,000 (3)                *

Common           Syed Hussain                     -0-                     *

Common           Paul Mlotok                     5,000 (4)                *

Common           Christopher G.              2,034,211 (5)              26.07%
                 Mumford

Common           Dale L. Rasmussen             144,981 (6)               1.98%

Common           Hans Roehricht                  6,833 (7)                *

Common           Edward L. Scarff            2,034,211 (8)              26.07%

Common           Don J. Simplot                295,901 (9)               4.01%

Common           Robert M. Stemmler            131,241 (10)              1.79%

Common           Rawland F. Taplett            586,892 (11)              7.92%

Common           Douglas W. Toms               240,715 (12)              3.29%

Common           All executive               3,623,440                  41.64%
                 officers and
                 directors as a group
                 (13 persons)

Preferred        See "Ownership of
                 Certain Beneficial
                 Owners - Preferred
                 Stock" for ownership
                 of 1993 Preferred
                 Stock


                 All executive
                 officers and
                 directors as a group            5,950 (13)            100.00%
                 (13 persons)

                                                                            14
------------------------
 *    Less than 1%

(1)  Includes 20,000 shares subject to options under Directors Stock Option
     Plan.

(2) Includes 30,000 shares subject to options under Directors Stock Option Plan. Mr. Colton's term as a Director ends in 1998 and he had declined to be nominated for reelection to the Board of Directors.

(3)  Includes 9,000 shares subject to options under Incentive Stock Option Plan.

(4)  5,000 shares subject to options under Directors Stock Option Plan.

(5) Shares voting and investment power with respect to shares beneficially owned by Questor Partners Fund, L.P. and Questor Side-by-Side Partners, L.P. See "Ownership of Certain Beneficial Owners."

(6) Includes 25,000 shares subject to options under Incentive Stock Option Plan, 33,334 shares subject to options under the 1991 Executive Stock Option Plan and 85,050 shares subject to conversion rights under 450 shares of 1993 Series 1 Preferred Stock.

(7) 6,833 shares subject to options under Incentive Stock Option Plan. Mr. Roehricht was an officer of the Company until July 16, 1997.

(8) Shares voting and investment power with respect to shares beneficially owned by Questor Partners Fund, L.P. and Questor Side-by-Side Partners, L.P. See "Ownership of Certain Beneficial Owners."

(9) Includes 30,000 shares subject to options under Directors Stock Option Plan and 170,100 shares subject to conversion rights under 900 shares of 1993 Series 1 Preferred Stock.

(10) Includes 130,000 shares subject to options under Incentive Stock Option Plan and 1,241 shares held in a self-directed 401(k) plan.

(11) Includes 50,000 shares subject to options under Directors Stock Option Plan and 170,100 shares subject to conversion rights under 900 shares of 1993 Series 1 Preferred Stock.

(12) Includes 50,000 shares subject to options under Directors Stock Option Plan and 85,050 shares subject to conversion rights under 450 shares of 1993 Series 1 Preferred Stock.

(13) Includes 3,250 shares owned by Questor Partners Fund, L.P. and Questor Side-by-Side Partners, L.P. See footnotes (5) and (8) above.


ITEM 13  -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated August 27, 1998.

                                   IMPCO TECHNOLOGIES, INC.


                                   By /s/Thomas M. Costales
                                      --------------------------
                                      Thomas M. Costales,
                                      Chief Financial Officer
                                      and Treasurer