Form 10-Q
period 1998-07-31
IMPCO TECHNOLOGIES INC
filed 1998-09-14
CIK 790708

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

    /x/ Quarterly report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

        For the quarterly period ended July 31, 1998, or

    / / Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

For the transition period from      to

Commission File No. 0-16115

                               IMPCO Technologies, Inc.
              (Exact name of registrant as specified in its charter)

       Delaware                                          91-1039211
------------------------                          -----------------------
(State of Incorporation)                          (IRS Employer I.D. No.)

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

                               Yes  x    No
                                   ----     ----

    Number of shares outstanding of each of the issuer's classes of common stock, as of August 31, 1998:

       7,188,686 shares of Common Stock, $.001 par value per share

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

                              IMPCO TECHNOLOGIES, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                          July 31, 1998 and April 30, 1998

                                       ASSETS

                                                                           JULY 31,       APRIL 30,
                                                                             1998           1998
                                                                       -------------    -------------
                                                                         (UNAUDITED)
Current assets:
 Cash................................................................  $   2,325,847    $   2,617,869
 Accounts receivable.................................................     16,554,515       14,528,000
  Less allowance for doubtful accounts...............................        367,330          314,794
                                                                         ------------    -------------
   Net accounts receivable...........................................     16,187,185       14,213,206
Inventories:
 Raw materials and parts.............................................     11,143,708        9,565,310
 Work-in-process.....................................................        969,430        1,055,411
 Finished goods......................................................      7,013,307        7,308,190
                                                                        -------------    -------------
  Total inventories..................................................     19,126,445       17,928,911
Other current assets.................................................      2,493,205        2,731,963
                                                                        -------------    -------------
   Total current assets..............................................     40,132,682       37,491,949
Equipment and leasehold improvements:
 Dies, molds and patterns............................................      5,186,694        5,039,892
 Machinery and equipment.............................................      7,198,129        7,074,004
 Office furnishings and equipment....................................      5,248,327        4,968,605
 Leasehold improvements..............................................      2,946,542        2,288,022
 Land and buildings .................................................        267,000          267,000
                                                                        -------------    -------------
                                                                          20,846,692       19,637,523
Less accumulated depreciation and amortization.......................     11,200,406       10,613,052
                                                                        -------------    -------------
  Net equipment and leasehold improvements...........................      9,646,286        9,024,471
Intangibles arising from acquisitions................................     13,356,419       13,024,441
 Less accumulated amortization.......................................      3,613,918        3,265,341
                                                                        -------------    -------------
 Net intangibles arising from acquisition............................      9,742,501        9,759,100
Other assets.........................................................      1,041,210        1,109,888
                                                                        -------------    -------------
                                                                       $  60,562,679     $ 57,385,408
                                                                        -------------    -------------
                                                                        -------------    -------------

                               See accompanying notes.

                              IMPCO TECHNOLOGIES, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                          July 31, 1998 and April 30, 1998
                                    (Continued)

                        LIABILITIES AND STOCKHOLDERS' EQUITY


                                                  JULY 31,           APRIL 30,
                                                    1998               1998
                                                -------------      -------------
                                                (UNAUDITED)
Current liabilities:
 Accounts payable................ ............    6,481,794          5,606,922
 Accrued payroll obligations..................    1,665,144          1,848,425
 Income taxes payable.........................    1,235,190            746,587
 Other accrued expenses.......................      684,101          1,807,032
 Current portion of term loans................    1,488,504          1,408,225
                                                -----------        -----------
  Total current liabilities...................   11,554,733         11,417,191

Lines of credit................................   5,644,861          3,047,805
Term loans--Bank of America NT&SA..............   5,054,497          3,799,395
Term loan--DEPA Holding BV..  .................           -          1,820,000
Other long term liabilities...................    1,959,086          1,927,166
Minority interest.............................       41,617          1,068,500

Stockholders' equity:
 1993 Series 1 Preferred Stock, $0.01
 par value, 5,950 shares authorized,
 issued and outstanding, $5,950,000
 liquidation value............................    5,650,000          5,650,000
Common stock, $.001 par value, authorized
 25,000,000 shares; 7,187,436 issued and
 outstanding at July 31, 1998 (7,091,601
 at April 30, 1998) ...........................       7,187              7,092
Additional paid-in capital
  relating to common stock....................   39,291,646         38,386,357
Shares held in trust.    .....................      (48,275)           (36,759)
Accumulated deficit...........................   (6,713,693)        (8,197,885)
 Foreign currency translation adjustment......   (1,878,980)        (1,503,454)
                                                -----------       ------------
  Total stockholders' equity..................   36,307,885         34,305,351
                                                -----------        -----------
                                                $60,562,679        $57,385,408
                                                -----------        -----------
                                                -----------        -----------

                               See accompanying notes.

                              IMPCO TECHNOLOGIES, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    (UNAUDITED)
                     Three months ended July 31, 1998 and 1997

                                                                           JULY 31,       JULY 31,
                                                                             1998           1997
                                                                        ------------   ------------
Revenue:
 Product sales.......................................................    $17,187,147    $14,151,086
 Contract revenue....................................................      2,686,213      2,138,237
                                                                         -----------    -----------
  Net revenue........................................................     19,873,360     16,289,323

Costs and expenses:
 Cost of sales.......................................................     10,915,134      8,819,156
 Research and development expense....................................      3,000,083      3,065,614
 Selling, general and administrative expense.........................      3,371,220      3,089,849
                                                                         -----------    -----------
Total costs and expenses.............................................     17,286,437     14,974,619
                                                                         -----------    -----------
Operating income.....................................................      2,586,923      1,314,704
Financing charges....................................................        252,500        279,648
Income before income taxes, minority interest in income of
  Consolidated subsidiaries and dividends............................      2,334,423      1,035,056
Provision for income taxes...........................................        700,327        139,430
Minority interest in income of consolidated subsidiaries.............          1,154         55,255
                                                                         -----------    -----------
Net income before dividends..........................................      1,632,942        840,371
Dividends on preferred stock.........................................        148,750        148,750
                                                                         -----------    -----------
Net income applicable to common stock................................    $ 1,484,192    $   691,621
                                                                         -----------    -----------
                                                                         -----------    -----------
Net income per share.................................................
  Basic                                                                        $0.21          $0.12
  Diluted                                                                      $0.18          $0.11
                                                                         -----------    -----------
                                                                         -----------    -----------
Number of shares used in per share calculation:......................
  Basic                                                                    7,141,248      5,814,587
  Diluted                                                                  9,067,626      6,263,230
                                                                         -----------    -----------
                                                                         -----------    -----------

                               See accompanying notes.

                              IMPCO TECHNOLOGIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)
                     Three months ended July 31, 1998 and 1997

                                                                                 JULY 31,     JULY 31,
                                                                                  1998         1997
                                                                              -----------  ------------
Net cash (used in) provided by operating activities......................     $(1,225,829)  $1,768,292

Cash flows from investing activities:

 Investment in IMPCO BV..................................................        (692,521)           -
 Purchase of equipment and leasehold improvements........................      (1,095,671)    (847,879)
 Proceeds from sale of equipment ........................................          64,659       32,342
                                                                               ------------  -----------
  Net cash used in investing activities..................................      (1,723,533)    (815,537)

Cash flows from financing activities:
 Net borrowings under lines of credit....................................       2,609,912      800,000
 Payments on notes payable ..............................................               -     (140,463)
 Proceeds from issuance of bank term loan................................       2,098,000            -
 Proceeds from issuance of common stock..................................         905,382            -
 Payments to acquire shares held in trust................................         (11,516)     (11,867)
 Payments on term loans..................................................      (2,519,623)    (327,553)
 Payments of capital lease obligations...................................        (178,192)    (220,666)
 Dividends on preferred stock............................................        (148,750)    (148,750)
                                                                             ------------  -----------
  Net cash provided by (used in) financing activities....................       2,755,213      (49,299)
                                                                             ------------  -----------
 Translation adjustment..................................................         (97,873)     (28,048)
                                                                             ------------  -----------
Net (decrease) increase in cash..........................................        (292,022)     875,408
Cash beginning of year...................................................       2,617,869    1,975,903
                                                                             ------------  -----------
Cash, end of quarter.....................................................    $  2,325,847  $ 2,851,311
                                                                             ------------  -----------
                                                                             ------------  -----------

                              See accompanying notes.

                              IMPCO TECHNOLOGIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              July 31, 1998 and 1997
                              ----------------------

1) BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and the results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1998. Certain reclassifications have been made to the fiscal year 1998 financial statements to conform to the current year presentation. The condensed consolidated balance sheet of IMPCO Technologies, Inc. (IMPCO or the Company), as of July 31, 1998 includes the accounts of the Company, its wholly owned subsidiaries, IMPCO Technologies B.V. (IMPCO BV) and IMPCO Technologies, Pty. Limited (IMPCO Pty), and its majority owned subsidiary Grupo I.M.P.C.O. Mexicano (IMPCO Mexicano). The results of operations for the three months ended July 31, 1998 are not necessarily indicative of the results that may be expected for the entire year ending April 30, 1999.


2) AMENDED BANK OF AMERICA AGREEMENT

     On September 11, 1998 IMPCO amended its credit facility with Bank of America NT&SA by extending the term of the $12 million revolving line of credit for a twelve month period ending August 31, 2000. The amended credit facility lowers the interest rate on the revolving line of credit by .25% to the bank's reference rate less .50%. The amended credit facility also added a $6,000,000 term loan facility for possible future acquisitions. On September 9, 1998 the Company agreed to increase the capital lease facility with BA Leasing Corporation by $1,000,000, reduce the rate of interest on new borrowings by 15 basis points, and extend the expiration date to September 1, 2004. Including the revolving line of credit, the capital lease facility and the acquisition facilities, the total Bank of America credit facility was $22,741,000 at July 31, 1998.

     LINES OF CREDIT - At July 31, 1998, the outstanding line of credit balance was $4,979,000 of which $1,600,000 was subject to the bank's reference rate less
 .25 percent (which was 8.25 percent on July 31, 1998), $3,000,000 was subject to an alternative interest rate (offshore rate which was 7.13 percent at July 31, 1998), and $379,000 was borrowed by IMPCO Mexicano and subject to the Bank of America Mexico (BAMSA) cost of funds plus 1.50 percent (24.87 percent at July
31, 1998). The Company may elect to have all or portions of the U.S. borrowings bear interest at an alternative interest rate agreed upon by the Bank for periods of not less than 30 days nor more than one year.

     TERM LOAN FOR ACQUISITION OF 51% OF IMPCO BV - At July 31, 1998, the total outstanding balance was $923,000 which was subject to a fixed interest rate of
7.90 percent.

     TERM LOAN FOR THE ACQUISITION OF ALGAS - At July 31, 1998, the total outstanding balance was $2,970,000 which was subject to a fixed interest rate of
7.74 percent.

     TERM LOAN FOR ACQUISITION OF 49% OF IMPCO BV - At July 31, 1998, the total outstanding balance was $658,000 which was subject to a fixed interest rate of
7.80 percent.

     IMPCO BV TERM LOAN - At July 31, 1998, the total outstanding balance was $1,993,000 which was subject to a variable interest rate of 4.95 percent.

     CAPITAL LEASE FACILITY - At July 31, 1998, approximately $2,692,000 was outstanding on the capital lease facility which is included in other liabilities. At the date of this filing, approximately $2,506,000 remained available on the capital lease facility. For the amount outstanding, $1,462,000 was fixed at 8.50 percent, $990,000 was fixed at 8.20 percent and the remaining balance of $240,000 was subject to the variable rate of interest based on Bank of America's London Branch 3-month LIBOR rate plus 2.15 percentage points.

     LOAN COVENANTS AND COLLATERAL - The Bank of America credit facility contains certain restrictions and financial covenants, including liquidity, tangible net worth and cash flow coverage thresholds, as well as limitations on other indebtedness, and is secured by substantially all of the Company's assets. At July 31, 1998, the Company was in compliance with all covenants.


3) EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                        THREE MONTHS ENDED JULY 31,
                                        ---------------------------
                                              1998         1997
                                          ----------   ----------
Numerator:
 Net income before dividends              $1,632,942    $ 840,371
 Dividends on preferred stock               (148,750)    (148,750)
                                           ----------   ----------
 Numerator for basic earnings per
   share - income available to
   common stockholders to common stock     1,484,192      691,621

 Effect of dilutive securities:
   Preferred stock dividends                 148,750            -
                                           ----------   ----------
Numerator for diluted earnings per
   share - income available to
   common stockholders after
   assumed conversions                    $1,632,942    $ 691,621

Denominator:
 Denominator for basic earnings per
   Share -- weighted-average shares        7,141,248    5,814,587

Effect of dilutive securities:
 Employee stock options                      793,099      228,737
 Warrants                                      8,515      219,906
 Convertible preferred stock               1,124,764            -
                                        ------------  -----------
Dilutive potential common shares           1,926,378      448,643

 Denominator for diluted earnings per
   share -- adjusted weighted-average
   shares and assumed conversions          9,067,626    6,263,230
                                          ----------  -----------

 Basic earnings per share                      $0.21        $0.12
                                         -----------  -----------
Diluted earnings per share                     $0.18        $0.11
                                         -----------  -----------

4) COMPREHENSIVE INCOME

     As of May 1, 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity to be included in other comprehensive income.

    The components of comprehensive income for the three months ended July 31, 1998, and July 31, 1997, are as follows:

                                                              1998            1997
                                                           ----------     ----------
    Net income............................................ $1,484,192     $  691,621
    Foreign currency translation adjustment...............   (375,526)      (231,729)
                                                           ----------     ----------
    Comprehensive income.................................. $1,108,666     $  459,892
                                                           ----------     ----------
                                                           ----------     ----------

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

    The statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in "Certain Factors" in the Company's April 30, 1998 Form 10-K filed July 29, 1998 and other factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS
---------------------

NET REVENUE
-----------

    The Company's net revenue for the first quarter of fiscal year 1999 increased approximately $3,584,000 or 22 percent over revenues for the first quarter of fiscal year 1998. Contract revenues increased $548,000 or 26 percent. IMPCO's product sales increased $3,036,000 or 21 percent, for the three month period ended July 31, 1998 compared to the same period in the previous year. During the first quarter, the increase in product sales was unfavorably reduced by $442,000 or 3 percent as a result of the negative effects of a strengthening U.S. dollar against foreign currencies. The following table sets forth the Company's product sales by application (all dollars in thousands):

                                                            THREE MONTHS ENDED JULY 31,
                                                            ---------------------------
                                                                   1998        1997
                                                               ---------    ---------
Motor vehicle products......................................   $   6,604    $   5,219
Forklifts and other material handling equipment.............       7,943        6,012
Small portable to large stationary engines..................       2,640        2,920
                                                               ---------    ---------
Total product sales.........................................   $  17,187    $  14,151
                                                               ---------    ---------
                                                               ---------    ---------

    MOTOR VEHICLE-During the three months ended July 31, 1998 net revenue attributable to the Company's motor vehicle products increased approximately $1,385,000 or 27 percent over revenues for the first quarter of fiscal year 1998.

    During the three months ended July 31, 1998, sales for the Company's motor vehicle component parts decreased by 14 percent as compared to the same period in the prior fiscal year. Nearly half of this decrease was attributable to the strengthening U.S. dollar negatively impacting the conversion of foreign currency denominated sales. Additionally, the decrease resulted from lower product sales for aftermarket conversions in the U.S. market due to regulatory requirements shifting the automotive conversion market to direct OEM upfits. These decreases were partially offset by approximately $413,000 in incremental revenues generated by the newly acquired Mexico operation. Management anticipates that revenues generated from component parts in the current fiscal year will be higher than realized during fiscal year 1998 primarily as a result of a full year of operations for the Mexican subsidiary and an increase in demand in Latin America. This is a forward-looking statement.

     Revenue attributable to direct OEM upfits with the Company's systems increased by approximately $2,096,000. The revenue in the current fiscal year represents sales of mid-1998 General Motors (GM) pick-up trucks and GM mid-size automobiles upfit with the Company's bi-fuel natural gas fuel system, and sales of medium-duty dedicated Liquid Propane Gas (LPG) kits under a cross-license agreement with GM. The direct OEM upfit revenue in the first quarter of fiscal year 1998 represented initial sales of mid-1997 GM pick-ups upfit with the Company's bi-fuel natural gas fuel system. Management anticipates that the commercialization by General Motors Corporation of model year 1998 and 1999 Chevrolet and GMC pickup trucks and other vehicles with the Company's systems will result in significantly higher OEM upfit revenue during fiscal year 1999 compared to fiscal year 1998. Although recent labor disputes at General Motors ended and did not impact the upfit programs that are in process, the length of future labor disputes could impact future delivery schedules and direct OEM upfit revenues. These are forward looking statements.

    FORKLIFTS AND OTHER MATERIAL HANDLING EQUIPMENT-During the three months ended July 31, 1998, net revenue attributable to the Company's products for forklifts and other material handling equipment increased by $1,931,000, or 32 percent, as compared to the same period in the prior fiscal year. This increase in forklift related product sales was unfavorably impacted by the negative effects of a strengthening U.S. dollar against foreign currencies of approximately $105,000 or 2 percent. During the first quarter, the Company realized increased revenues of $968,000 from its European operations which primarily sells material handling equipment. The remaining increase in sales was derived from domestic operations. Both the European and domestic operations realized increases as a result of the general upswing in economic conditions triggering increased demand for forklifts and related products. Management anticipates that sales for forklifts and other material handling equipment for the remainder of fiscal year 1999 will be comparable to the same period during fiscal year 1998. Management projects continued revenue growth in the European and domestic markets partly offset by a decline in the Asian market. These are forward-looking statements.

    SMALL PORTABLE TO LARGE STATIONARY ENGINES-During the three months ended July 31, 1998, net revenue for the Company's small portable to large stationary engines decreased approximately $280,000 as compared to the same period in the prior fiscal year. This decrease is related to EPA regulations affecting the small engine aftermarket. Although there was a decrease in the quarterly results as compared to the same period in the previous fiscal year, management anticipates that the impact of the regulations will begin to decrease and net revenue for the Company's small portable to large stationary engines in fiscal year 1999 will be higher compared to fiscal year 1998.
This is a forward-looking statement.

    CONTRACT REVENUES-During the three months ended July 31, 1998, contract revenues, primarily from the GM program, increased $548,000 or 26 percent as compared to the same period in the prior fiscal year. This increase was due to the addition of several vehicle platforms and new model years for existing platforms under the GM development contract. For the period ended July 31, 1998, contract revenue comprised 14 percent of total revenue compared to 13 percent for the same period in the previous year. Contract revenue is principally recognized by the percentage of completion method. Profits expected to be realized on contracts are based on the Company's estimates of total contract sales value and costs at completion. These estimates are reviewed and revised periodically throughout the lives of the contracts. Management anticipates that contract revenue during the remainder of the current fiscal year will be substantially higher than levels experienced during the same period of the previous fiscal year. This is a forward-looking statement.

    PRODUCT SALES BY GEOGRAPHIC REGION-During the three months ended July 31, the Company's product sales were generated in the following geographic regions:

                                                 THREE MONTHS ENDED JULY 31,
                                                 ---------------------------
                                                     1998         1997
                                                     -----        ----
United States and Canada..........................    58%          70%
Pacific Rim.......................................    11%          10%
Europe............................................    20%          11%
Latin America.....................................    11%           9%


GROSS PROFIT MARGIN
-------------------

     The Company's gross profit margin on product sales during the current quarter was $6,272,000 (36%) compared to $5,332,000 (38%) for the same period in the prior fiscal year.

     U.S. BASED PRODUCT SALES - During the three months ended July 31, 1998 the Company's U.S. based product sales contributed approximately $515,000 to the increase in gross profit primarily as a result of higher sales volumes. During the current quarter, gross profit margin on U.S. based product sales was 38% compared to 39% realized during the same period in the prior fiscal year. The gross profit margin during the current quarter was lower due to the significantly higher volume of direct OEM upfit sales and inherently lower upfit margins on those sales. This decrease in profit margin was partially offset by higher margins on component sales during the current quarter as a result of higher sales volumes absorbing manufacturing overhead. Management anticipates that percent profit margins will continue to be favorably impacted by higher production volumes and manufacturing efficiencies, but will be offset by lower upfit margins as direct OEM upfit sales become a larger segment of the Company's business. However, as the direct OEM upfit business increases, overall gross profit amounts should increase. These are forward-looking statement.

     FOREIGN-SUBSIDIARY BASED PRODUCT SALES - During the three months ended July 31, 1998 the Company's subsidiary product sales contributed approximately $425,000 to the increase in gross profit primarily as a result
of higher sales volumes.   During the current quarter, gross profit margin on
foreign-subsidiary based product sales was 33% compared to 34% realized during the same period in the prior fiscal year. During the current quarter, the Company's gross profit margin on foreign-subsidiary product sales was unfavorably impacted by higher material costs as a result of a strengthening U.S. dollar. Management anticipates that gross profit percentages at the foreign operations could continue to be lower in the future as a result of the strengthening U.S. dollar versus foreign currencies. This is a forward-looking statement.

RESEARCH AND DEVELOPMENT
------------------------
     Research and development ("R&D") expense for the three months ended July 31, 1998, decreased approximately $66,000 (2%) as compared to the same period in the prior fiscal year. R&D expense is primarily for system development and application engineering of the Company's products under the funded General Motors contract, other funded contract R&D work with VarietyPerkins and the Southern California Air Quality Management District, and for internally funded product and component development work. R&D expense directly related to externally funded R&D work, primarily the GM program, decreased from $1.6 million to $1.4 million due to improved productivities resulting from knowledge transfer over multiple platforms. Management believes the Company's future success depends on its ability to design, develop and market new products that interface successfully with new engine electronic technology, and which meet mandated emission standards. Management anticipates that R&D expense during fiscal year 1999 will be higher than the levels experienced during fiscal year 1998 due to internally funded development work and new product development under the GM contract and other contract development work. This is a forward-looking statement.


SELLING, GENERAL AND ADMINISTRATIVE
-----------------------------------
    Selling, general and administrative (SG&A) expense for the three months ended July 31, 1998, increased $281,000 (9%) as compared to the same period in the prior fiscal year. The increase in SG&A expense was primarily due to the inclusion of IMPCO Mexicano's SG&A expenses in the current fiscal year. The remaining increase in SG&A expense for the current quarter resulted from additional administrative expenses from the European operations. These expenses included additional administrative salaries, employee-related costs, and incentive compensation. Management anticipates that SG&A expense for fiscal year 1999 will be higher than fiscal year 1998 primarily as a result of including a full year of the Company's Mexico operation and additional expenses to support anticipated growth in revenues. However, as a percentage of net revenues, SG&A expense is expected to be lower for the current fiscal year as compared to fiscal year 1998. This is a forward-looking statement.


FINANCING CHARGES
-----------------
     Financing charges for the three months ended July 31, 1998, decreased $27,000 or 10% as compared to the same period in the prior fiscal year. This decrease is attributable to lower borrowings during the quarter on the Company's line of credit as compared to the prior year, lower interest rates on the Company's credit facility with Bank of America, and prepayments on long-term borrowings primarily from funds received from the Company's redemption of its common stock purchase warrants. Management anticipates that financing charges for fiscal year 1999 will be lower as compared to fiscal year 1998. This is a forward-looking statement.

PROVISION FOR INCOME TAXES
--------------------------
     The estimated effective annual tax rate of 30% for fiscal year 1999 is significantly higher than the previous year due to the exhaustion of federal net operating loss carryforwards during the previous fiscal year. The current year provision includes presumed utilization of estimated research and development credits of $300,000. At July 31, 1998, net deferred tax assets, included in other current and other assets, was approximately $1,200,000. Management has determined, based on the Company's history of prior operating earnings and its expectations for the future, that operating income of the Company will more likely than not be sufficient to recognize fully these net deferred tax assets and that the estimated effective annual tax rate in the future years will approximate the statutory rate. This is a forward-looking statement.

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

    The Company's financial condition remains strong. The ratio of current assets to current liabilities was 3.47:1 and 3.28:1 at July 31, 1998 and April 30, 1998, respectively. During the current quarter, the total amount of working capital increased by approximately $2,503,000 to $28,578,000 at July 31, 1998. Net cash used in operating activities was $1,226,000 during the current quarter, compared to net cash provided by operations of $1,768,000 for the same period in the previous year. The net cash used in operating activities during the current period resulted from a $2,125,000 increase in accounts receivable and a $1,777,000 increase in inventory. The increase in accounts receivable was primarily due to July billings on the GM contract and shipments of the OEM upfit vehicles. The increase in inventory was in preparation of future OEM direct upfit sales.

     The Company's foreign subsidiaries generated net cash from operating activities of approximately $367,000 during the current quarter compared to $685,000 during the same period in the previous year. This decrease in net cash provided by operating activities from foreign operations is primarily a result of cash requirements to fund inventory and receivables at IMPCO Mexicano in the current year. There are currently no restrictions on the transfer of foreign subsidiary funds within the Company; however, the Company generally re-invests these funds in the foreign subsidiaries as needed.

    Net cash used in investing activities in the first quarter was approximately $1,724,000, an increase of approximately $908,000 from the same period in the previous year. This increase is primarily from the purchase of the remaining 49 percent interest in the Company's European subsidiary during the first quarter of the current year, which resulted in a net use of cash of approximately $693,000. Capital expenditures for dies, molds and patterns and machinery and equipment totaled $1,096,000 during the current period, compared to $848,000 for the first quarter in the previous year. Management projects capital expenditures during the current year, primarily relating to equipment enhancements and facilities for the development and production of new products, to be comparable to expenditures during fiscal year 1998. The Company expects to fund a major portion of these expenditures from cash generated from operations and by use of its bank credit facility. This is a forward-looking statement.

    Net cash provided by financing activities during the current quarter was approximately $2,755,000. For the three month period ending July 31, 1998, the Company increased its borrowing under the operating lines of credit by approximately $2,610,000 primarily for material purchases and to fund receivables. Payments made on term loans, including the retirement of the DEPA Holding BV term loan, was approximately $2,520,000.

    The Company has a $12,000,000 revolving line of credit and approximately $2,506,000 available credit under a capital lease facility with Bank of America. At July 31, 1998, approximately $4,979,000 and $2,692,000 was outstanding under the revolving line of credit and the capital lease facility, respectively. The revolving line of credit expires on August 31, 2000, and the capital lease facility expires on September 1, 2004. In addition, the Company's subsidiary in the Netherlands has a 3,000,000 NLG (U.S. $1,500,000) credit facility with Mees Pierson, a financial institution in the Netherlands. At July 31, 1998, approximately 1,334,000 NLG (U.S. $666,000) was outstanding under the Dutch credit facility.

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

     FOREIGN CURRENCY MANAGEMENT - The results and financial condition of the Company's international operations are affected by changes in exchange rates between certain foreign currencies and the U.S. Dollar. The Company's exposure to fluctuations in currency exchange rates has increased as a result of the growth of its international subsidiaries. The functional currency for all of the Company's international subsidiaries is the local currency of the subsidiary. An increase in the value of the U.S. Dollar increases costs incurred by the subsidiaries because most of its international subsidiaries' inventory purchases are U.S. Dollar denominated. The Company monitors this risk and attempts to minimize the exposure through forward currency forward contracts and the management of cash disbursements in local currencies. At July 31, 1998 the Company had currency forward contracts protecting U.S.$1,800,000 in inventory purchases. At July 31, 1998 the fair value of foreign currency forward contracts approximated contract values.

     The Company seeks to hedge its foreign currency economic risk by minimizing its U.S. Dollar investment in foreign operations using foreign currency term-loans to finance the operations of its foreign subsidiaries. The term loans are denominated in local currencies and translated to U.S. Dollars at period end exchange rates.


     INTEREST RATE MANAGEMENT - The Company uses interest rate swap agreements with Bank of America to manage its exposure to interest rate changes and stabilize the cost of borrowed funds. When an agreement is executed, the swap is linked to a specific debt instrument. At July 31, 1998, the Company had $7,002,000 secured under fixed interest rate agreements at a weighted-average fixed interest rate of 7.99%. Absent these fixed rate agreements, the weighted-average variable rate for this debt at July 31, 1998 would have been 7.60%. At July 31, 1998 the fair value of interest rate swap agreements approximated carrying value.

PART II--OTHER INFORMATION

Items 1-5 Not applicable.

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits:

        N/A

    (b) Reports on Form 8-K:

        There were no reports on Form 8-K filed during the quarter ended July 31, 1998.

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           IMPCO Technologies, Inc.
                                            (Registrant)

Date: September 14, 1998                   By /s/Thomas M. Costales
                                              -------------------------
                                              Thomas M. Costales
                                              Chief Financial Officer
                                              and Treasurer
                                              [Authorized Signatory]