Form 10-Q
period 1998-10-31
IMPCO TECHNOLOGIES INC
filed 1998-12-14
CIK 790708

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549


                                   FORM 10-Q


/ x / Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended October 31, 1998, or

/   /  Transition report pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

       For the transition period from      to

Commission File No. 0-16115

                           IMPCO TECHNOLOGIES, INC.
                           ------------------------
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

     Number of shares outstanding of each of the issuer's classes of common stock, as of November 30, 1998:

      7,193,686 shares of Common Stock, $.001 par value per share

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           IMPCO TECHNOLOGIES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     October 31, 1998 and April 30, 1998

                                    ASSETS

                                                  OCTOBER 31,     APRIL 30,
                                                     1998           1998
                                                 -------------   -----------

                                                 (UNAUDITED)
Current assets:
 Cash.........................................    $ 3,086,412    $ 2,617,869
 Accounts receivable..........................     18,959,433     14,528,000
  Less allowance for doubtful accounts........        360,145        314,794
                                                  -----------    -----------
   Net accounts receivable....................     18,599,288     14,213,206
Inventories:
 Raw materials and parts......................      9,760,809      9,565,310
 Work-in-process..............................      1,000,670      1,055,411
 Finished goods...............................      7,827,686      7,308,190
                                                  -----------    -----------
  Total inventories...........................     18,589,165     17,928,911
Other current assets..........................      2,425,542      2,731,963
                                                  -----------    -----------
   Total current assets.......................     42,700,407     37,491,949
Equipment and leasehold improvements:
 Dies, molds and patterns.....................      5,313,706      5,039,892
 Machinery and equipment......................      7,509,794      7,074,004
 Office furnishings and equipment.............      5,316,531      4,968,605
 Leasehold improvements.......................      2,891,650      2,288,022
 Land and buildings ..........................        267,000        267,000
                                                  -----------    -----------
                                                   21,298,681     19,637,523
Less accumulated depreciation
  and amortization............................     11,780,780     10,613,052
                                                  -----------    -----------
  Net equipment and leasehold improvements....      9,517,901      9,024,471
Net intangibles arising from acquisition.....       9,692,207      9,759,100
Other assets..................................        945,624      1,109,888
                                                  -----------    -----------
                                                  $62,856,139    $57,385,408
                                                  -----------    -----------
                                                  -----------    -----------

                            See accompanying notes.

                              IMPCO TECHNOLOGIES, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                        October 31, 1998 and April 30, 1998
                                    (Continued)

                        LIABILITIES AND STOCKHOLDERS' EQUITY


                                                  OCTOBER 31,       APRIL 30,
                                                     1998             1998
                                                -------------     -----------

                                                (UNAUDITED)
Current liabilities:
 Accounts payable................ ............    5,715,788          5,606,922
 Accrued payroll obligations..................    1,818,082          1,848,425
 Income taxes payable.........................      439,947            746,587
 Other accrued expenses.......................    3,295,301          1,807,032
 Current portion of term loans................    1,658,912          1,408,225
                                                -----------        -----------
  Total current liabilities...................   12,928,030         11,417,191

Lines of credit...............................    5,936,392          3,047,805
Term loans--Bank of America NT&SA.............    4,616,193          3,799,395
Term loan--DEPA Holding BV..  ................            -          1,820,000
Other long term liabilities...................    1,803,803          1,927,166
Minority interest.............................       47,377          1,068,500

Stockholders' equity:
 1993 Series 1 Preferred Stock, $0.01
 par value, 5,950 shares authorized,
 issued and outstanding, $5,950,000
 liquidation value............................    5,650,000          5,650,000
Common stock, $.001 par value, authorized
 25,000,000 shares; 7,193,686 issued and
 outstanding at October 31, 1998 and 7,091,601
 at April 30, 1998  ...........................       7,194              7,092
Additional paid-in capital
  relating to common stock....................   39,336,003         38,386,357
Shares held in trust.    .....................      (54,473)           (36,759)
Accumulated deficit...........................   (5,820,902)        (8,197,885)
 Foreign currency translation adjustment......   (1,593,478)        (1,503,454)
                                                -----------        -----------
  Total stockholders' equity..................   37,524,344         34,305,351
                                                -----------        -----------
                                                $62,856,139        $57,385,408
                                                -----------        -----------
                                                -----------        -----------


                           See accompanying notes.

                           IMPCO TECHNOLOGIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
             Three and six months ended October 31, 1998 and 1997

                          --------------------------

                                             Three Months Ended          Six Months Ended
                                                 October 31,                October 31,
                                         -------------------------    -------------------------
                                             1998          1997           1998         1997
                                         -----------   -----------    -----------   -----------
Revenue:
  Product sales                          $16,901,597   $15,729,795    $34,088,744   $29,880,881
  Contract revenue                         3,419,653     2,432,468      6,105,866     4,570,705
                                         -----------   -----------    -----------   -----------
     Net revenue                          20,321,250    18,162,263     40,194,610    34,451,586

Costs and expenses:
  Cost of sales                           11,927,339     9,755,652     22,842,473    18,574,808
  Research and
   development expense                     3,481,544     3,277,732      6,481,627     6,343,346
  Selling, general and
   administrative expense                  3,398,880     3,395,055      6,770,100     6,484,904
                                         -----------   -----------    -----------   -----------
   Total costs and expenses               18,807,763    16,428,439     36,094,200    31,403,058
                                         -----------   -----------    -----------   -----------
Operating income                           1,513,487     1,733,824      4,100,410     3,048,528

Interest Expense                             274,363       222,277        526,863       501,925
                                         -----------   -----------    -----------   -----------
Income before income taxes,
  minority interest in
  income of consolidated
  subsidiaries and dividends               1,239,124     1,511,547      3,573,547     2,546,603

Provision for income taxes                   193,060       253,237        893,387       392,667

Minority interest in income
  of consolidated
  subsidiaries                                 5,761       118,708          6,915       173,963
                                         -----------   -----------    -----------   -----------
Net income before dividends                1,040,303     1,139,602      2,673,245     1,979,973
Dividends on preferred stock                 147,512       148,749        296,262       297,499
                                         -----------   -----------    -----------   -----------
Net income applicable
  to common stock                        $   892,791   $   990,853    $ 2,376,983   $ 1,682,474
                                         -----------   -----------    -----------   -----------
                                         -----------   -----------    -----------   -----------
Net income per share
     Basic                                     $0.12         $0.17          $0.33         $0.29
     Diluted                                   $0.11         $0.15          $0.30         $0.26
                                         -----------   -----------    -----------   -----------
                                         -----------   -----------    -----------   -----------
Number of shares used in
  per share calculation
     Basic                                 7,176,832     5,823,246      7,166,957     5,818,917
     Diluted                               7,870,564     7,768,971      8,970,566     6,511,922
                                         -----------   -----------    -----------   -----------
                                         -----------   -----------    -----------   -----------


                             See accompanying notes.

                           IMPCO TECHNOLOGIES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  Six months ended October 31, 1998 and 1997

                          --------------------------

                                                           Six Months Ended
                                                              October 31,
                                                       --------------------------
                                                           1998          1997
                                                       -----------    -----------
Net cash provided by operating activities              $   292,067    $ 4,047,304

Cash flows from investing activities:

   Investment in IMPCO BV                                 (692,521)         -
   Purchase of equipment and leasehold
     improvements                                       (1,507,474)    (1,415,688)
   Proceeds from sale of equipment                          77,233         26,559
                                                       -----------    -----------
     Net cash used in investing activities              (2,122,762)    (1,389,129)

Cash flows from financing activities:
   Net borrowings (payments) under lines of credit       2,929,999       (450,000)
   Payments on notes payable                                 -           (258,957)
   Proceeds from issuance of bank term loans             2,098,000           -
   Proceeds from issuance of common stock                  949,748        763,782
   Payments to acquire shares held in trust                (17,714)       (11,516)
   Payments on term loans                               (2,914,775)    (1,987,548)
   Payments of capital lease obligation                   (431,295)      (752,209)
   Dividends on preferred stock                           (296,262)      (297,499)
                                                       -----------    -----------
     Net cash provided by (used in)
       financing activities                              2,317,701     (2,993,947)
                                                       -----------    -----------

   Translation Adjustment                                  (18,463)       (69,030)

Net increase (decrease) in cash                            468,543       (404,802)
Cash beginning of year                                   2,617,869      1,975,903
                                                       -----------    -----------
Cash, end of period                                    $ 3,086,412    $ 1,571,101
                                                       -----------    -----------
                                                       -----------    -----------


                           See accompanying notes.

                           IMPCO TECHNOLOGIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          OCTOBER 31, 1998 and 1997
                           ----------------------

1) BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and the results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1998. Certain reclassifications have been made to the fiscal year 1998 financial statements to conform to the current year presentation. The condensed consolidated balance sheet of IMPCO Technologies, Inc. (IMPCO or the Company), as of July 31, 1998 includes the accounts of the Company, its wholly owned subsidiaries, IMPCO Technologies B.V. (IMPCO BV) and IMPCO Technologies, Pty. Limited (IMPCO Pty), and its majority owned subsidiary Grupo I.M.P.C.O. Mexicano (IMPCO Mexicano). The results of operations for the three and six months ended October 31, 1998 are not necessarily indicative of the results that may be expected for the entire year ending April 30, 1999.

2) BANK OF AMERICA AGREEMENT

     Including the revolving line of credit, the capital lease facility and the acquisition facilities, the total Bank of America credit facility was $29,259,000 at October 31, 1998.

     LINES OF CREDIT - At October 31, 1998, the outstanding line of credit balance was $5,300,000 of which $950,000 was subject to the bank's reference rate less .50 percent (which was 7.50 percent on October 31, 1998), $3,000,000 was subject to an alternative interest rate (offshore rate which was 6.75 percent at October 31, 1998), $1,000,000 was subject to an alternative interest rate (offshore rate which was 6.47 percent at October 31, 1998) and $350,000 was borrowed by IMPCO Mexicano and subject to the Bank of America Mexico (BAMSA) cost of funds plus 1.50 percent (28.62 percent at October 31, 1998). The Company may elect to have all or portions of the U.S. borrowings bear interest at an alternative interest rate agreed upon by the Bank for periods of not less than 30 days nor more than one year.

     TERM LOAN FOR ACQUISITION OF 51% OF IMPCO BV - At October 31, 1998, the total outstanding balance was $820,000 which was subject to a fixed interest rate of 7.90 percent.

     TERM LOAN FOR THE ACQUISITION OF ALGAS CARBURETION - At October 31, 1998, the total outstanding balance was $2,805,000 which was subject to a fixed interest rate of 7.74 percent.

     TERM LOAN FOR ACQUISITION OF 49% OF IMPCO BV - At October 31, 1998, the total outstanding balance was $623,000 which was subject to a fixed interest rate of 7.80 percent.

     IMPCO BV TERM LOAN - At October 31, 1998, the total outstanding balance was $2,027,000 which was subject to the Amsterdam Inter-Bank Offer Rate plus
1.50 percent (4.88 percent at October 31, 1998).

      CAPITAL LEASE FACILITY - At October 31, 1998, approximately $2,544,000 was outstanding on the capital lease facility which is included in other accrued expenses and other long term liabilities. At October 31, 1998, approximately $2,440,000 remained available on the capital lease facility. For the amount outstanding, $1,330,000 was fixed at 8.50 percent, $913,000 was fixed at 8.20 percent, $235,000 was subject to the variable rate of interest based on Bank of America's London Branch 3-month LIBOR rate plus
2.15 percentage points (7.39 percent at October 31, 1998), and the remaining balance of $66,000 was subject to LIBOR plus 2.00 percentage points (7.24 percent at October 31, 1998).

     LOAN COVENANTS AND COLLATERAL - The Bank of America credit facility contains certain restrictions and financial covenants, including liquidity, tangible net worth and cash flow coverage thresholds, as well as limitations on other indebtedness, and is secured by substantially all of the Company's assets. At October 31, 1998, the Company was in compliance with all covenants.

3) EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                          Three Months Ended         Six Months Ended
                                                               October 31,               October 31,
                                                         -----------------------  ---------------------
                                                            1998         1997        1998       1997
                                                         ----------   ----------  ---------   ---------
Numerator:
 Net income before dividends                             $1,040,303   $1,139,602  $2,673,245   $1,979,973
 Dividends on preferred stock                              (147,512)    (148,749)   (296,262)    (297,499)
                                                         ----------    ---------  ----------   ----------
 Numerator for basic earnings per
   share - income available to
   common stockholders to common stock                      892,791      990,853   2,376,983    1,682,474

 Effect of dilutive securities:
   Preferred stock dividends                                      -      148,750     296,262            -
                                                         ----------    ---------   ---------    ---------
Numerator for diluted earnings per
   share - income available to
   common stockholders after
   assumed conversions                                     $892,791   $1,139,603  $2,673,245   $1,682,474

Denominator:
 Denominator for basic earnings per
   Share -- weighted-average shares                       7,176,832    5,823,246   7,166,957    5,818,917

Effect of dilutive securities:
 Employee stock options                                     687,187      398,717     669,375      343,273
 Warrants                                                     6,545      423,519       9,470      349,732
 Convertible preferred stock                                      -    1,123,489   1,124,764            -
                                                          ---------    ---------   ---------    ---------
Dilutive potential common shares                            693,732    1,945,725   1,803,609      693,005

 Denominator for diluted earnings per
   share -- adjusted weighted-average
   shares and assumed conversions                         7,870,564    7,768,971   8,970,566    6,511,922
                                                          ---------    ---------   ---------    ---------

Basic earnings per share                                      $0.12        $0.17       $0.33        $0.29
                                                          ---------    ---------   ---------    ---------
Diluted earnings per share                                    $0.11        $0.15       $0.30        $0.26
                                                          ---------    ---------   ---------    ---------

4) INCOME TAXES

     The effective income tax rate for the current year has been reduced from 30 percent, as reported during the first quarter of the current year, to 25 percent as a result of the research and development tax credit extension signed into law on October 21, 1998. The Federal tax credit is extended through June 30, 1999 and retroactive from July 1, 1998.

5) COMPREHENSIVE INCOME

       As of May 1, 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity; to be included in other comprehensive income.

    The components of comprehensive income for the three month and six month periods ended October 31, 1998, and October 31, 1997, are as follows:

                                                     THREE MONTHS              SIX MONTHS
                                                   ENDED OCTOBER 31,         ENDED OCTOBER 31,
                                                 ---------------------    ----------------------
                                                     1998       1997         1998        1997
                                                 ----------   --------    ----------  ----------
    Net income...........................        $  892,791   $990,853    $2,376,983  $1,682,474
    Foreign currency translation
       adjustment......................             285,502    (43,303)      (90,024)   (275,032)
                                                 ----------   ----------  ----------  ----------
    Comprehensive income.................        $1,178,293   $947,550    $2,286,959  $1,407,442
                                                 ----------   ----------  ----------  ----------
                                                 ----------   ----------  ----------  ----------


6) SUBSEQUENT EVENTS

     On December 4, 1998, the Company acquired certain assets of the Crusader Engine division of Thermo Power for approximately USD $3,900,000. The Crusader Engine division provides engine dressing and related devices for material handling engines. The Company funded $3,190,000 of the purchase price using the Bank of America acquisition facility and $710,000 using the BA capital lease facility. Management has not completed its allocation of the purchase price but does not expect the purchase price to exceed the net assets acquired by a material amount.

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

RESULTS OF OPERATIONS

NET REVENUE

     Net revenue for the three months and six months ended October 31, 1998, increased by approximately $2,159,000 or 12 percent and $5,743,000 or 17 percent, respectively, as compared to the same periods in the prior fiscal year. Motor vehicle OEM upfit sales, primarily from the General Motors (GM) program, represented 81 percent of this increase for the three month period and represented 67 percent of the increase for the six month period ended October 31, 1998.

    Product sales for the three months and six months ended October 31, 1998, increased by 7 percent and 14 percent, respectively, as compared to the same periods in the prior fiscal year. During the current quarter, the increase in product sales was unfavorably reduced by $179,000 or 1 percent as a result of a strengthening U.S. Dollar against foreign currencies. For the six month period, the increase in product sales was unfavorably reduced by $579,000 or 2 percent as a result of a strengthening U.S. Dollar against foreign currencies. The following table sets forth the Company's product sales by application (all dollars in thousands):

                                 Three months ended      Six months ended
                                    October 31,             October 31,
                               --------------------    -------------------
                                 1998        1997        1998       1997
                               --------    --------    --------   --------
Motor vehicle products         $ 7,208      $ 5,560     $13,813    $10,779
Forklifts and other material
 handling equipment              7,084        7,419      15,027     13,431
Small portable to
 large stationary engines        2,610        2,751       5,249      5,671
                               --------     --------    --------  --------
   Total product sales         $16,902      $15,730     $34,089    $29,881
                               --------     --------    --------  --------
                               --------     --------    --------  --------

     MOTOR VEHICLE PRODUCTS - During the three months and six months ended October 31, 1998, net revenue attributable to the Company's motor vehicle products increased by 21 percent and 23 percent, respectively, as compared to the same periods in the prior fiscal year.

     Revenue attributable to direct motor vehicle OEM upfits with the Company's systems increased from $1,045,000 to $2,801,000 or 168 percent during the three months ended October 31, 1998, and increased from $1,243,000 to $5,094,000 or 310 percent during the six months ended October 31, 1998, as compared to the same periods in the prior fiscal year. The revenue in the current fiscal year represents sales of mid-1998 GM pick-up trucks and GM mid-size automobiles upfit with the Company's bi-fuel natural gas fuel system, and sales of medium-duty dedicated Liquid Propane Gas (LPG) kits under a cross-license agreement with GM. Upfit revenues for the current quarter would have been slightly higher than revenues actually realized if there had not been delivery delays of vehicles scheduled for conversion during the quarter. The direct OEM upfit revenue in the first quarter of fiscal year 1998 represented initial sales of mid-1997 GM pick-ups upfit with the Company's bi-fuel natural gas fuel system. Management anticipates that the commercialization by GM of model year 1998 and 1999 Chevrolet and GMC pickup trucks and other vehicles with the Company's systems will result in significantly higher OEM upfit revenue during fiscal year 1999 compared to fiscal year 1998. Additionally, management expects direct OEM upfit revenues to be significantly higher during the remaining half of the current year compared to the first half of this year due to higher customer orders and the make-up of conversions from the second quarter caused by delivery delays. These are forward looking statements.

     During the three months and six months ended October 31, 1998, sales for the Company's motor vehicle component parts decreased by $108,000 or 2 percent and $818,000 or 9 percent, respectively, as compared to the same periods in the prior fiscal year. For both the three month and six month periods, the decreases were primarily attributable to lower product sales for aftermarket conversions in the U.S. market due to regulatory requirements shifting the automotive conversion market to direct OEM upfits.
Additionally, during the three months and six months ended October 31, 1998, sales from the Australian operation, which primarily sells motor vehicle equipment, decreased by $493,000 and $706,000, respectively. These decreases primarily resulted from the weakening of the Australian Dollar versus the U.S. Dollar which negatively impacts the conversion of foreign currency denominated sales. These decreases for the three month and six month periods were partially offset by approximately $628,000 and $1,247,000, respectively, in incremental revenues generated by the newly acquired Mexico operation (acquired in December 1997). Management anticipates that revenues generated from component parts for the remainder of the current fiscal year will be comparable to sales realized during the same period in fiscal year 1998 as a result of the increase in Mexico and Latin America sales offsetting the downturn in U.S. aftermarket sales. This is a forward looking statement.

     FORKLIFTS AND OTHER MATERIAL HANDLING EQUIPMENT - During the three months and six months ended October 31, 1998, net revenue attributable to the Company's products for forklifts and other material handling equipment decreased by approximately 5 percent and increased by approximately 12 percent, respectively, as compared to the same periods in the prior fiscal year. For the current quarter, the decrease in forklift related sales was primarily attributable to a decline in the European, domestic and pacific rim markets. All these markets realized decreases as a result of delayed customer orders due to concern over general downturns in economic activity. During the six months ended October 31, 1998, the Company increased revenue $.8 million from its

European operations which primarily sells material handling equipment. The remaining increase in forklift related sales for the six month period was derived from domestic operations. Management anticipates that sales for forklifts and other material handling equipment for the remainder of fiscal year 1999 will be comparable to the same period during fiscal year 1998. This is a forward-looking statement.

     SMALL PORTABLE TO LARGE STATIONARY ENGINES - During the three months and six months ended October 31, 1998, net revenue for the Company's small portable to large stationary engines decreased by $142,000 or 5 percent and $422,000 or 7 percent, respectively, as compared to the same periods in the prior fiscal year. These decreases were due to reduced large stationary engine sales in the far east. Additionally, these decreases are related to EPA regulations affecting the small engine aftermarket. Management anticipates that net revenue for the Company's small portable to large stationary engines in fiscal year 1999 will be comparable to fiscal year 1998. This is a forward-looking statement.

     CONTRACT REVENUES - Contract revenue for the three and six months ended October 31, 1998, increased by $1.0 million or 41 percent and $1.5 million or 34 percent, respectively, as compared to the same periods in the prior fiscal year. This increase was due to the addition of several vehicle platforms and new model years for existing platforms under the GM development contract.
For the three-month period ended October 31, 1998, contract revenue comprised 17 percent of total revenue compared to 14 percent for the same period in the previous year. For the six-month period ended October 31, 1998, contract revenue comprised 15 percent of total revenue compared to 13 percent for the same period in the previous year. Contract revenue is principally recognized by the percentage of completion method. Profits expected to be realized on contracts are based on the Company's estimates of total contract sales value and costs at completion. These estimates are reviewed and revised periodically throughout the lives of the contracts. Management anticipates, based on expected levels of contract completion at fiscal year end, that contract revenue during the remainder of the current fiscal year will be substantially higher than levels experienced during the same period of the previous fiscal year. This is a forward-looking statement.

     During the three months and six months ended October 31, 1998, the Company's revenues were generated in the following geographic regions:

                             Three months ended       Six months ended
                                 October 31,            October 31,
                            --------------------   --------------------
                              1998        1997        1998       1997
                            --------    --------   --------   ---------
United States and Canada       58%         52%        58%        56%
Pacific Rim                    10%         15%        11%        15%
Europe                         18%         20%        19%        19%
Latin America                  14%         13%        13%        11%

GROSS PROFIT MARGIN
-------------------

     The Company's gross profit margin on product sales for the three month period ended October 31, 1998 was 29 percent as compared to 38 percent for the same period during the prior fiscal year. The Company's gross profit margin on product sales for the six month period ended October 31, 1998 was 33 percent as compared to 38 percent for the same period during the prior fiscal year. For both the three month and six month period, the decreases are a result of U.S. based reduced product margins on direct OEM upfit sales, partially offset by increases in foreign-subsidiary based product margins.

     U.S. BASED PRODUCT MARGINS - During the three months and six months ended October 31, 1998 the Company's gross profit margin on U.S. based product sales decreased from 41 percent to 27 percent and from 40 percent to 33 percent, respectively, as compared to the same periods in the prior fiscal year. The gross profit margin during the current fiscal year is lower primarily as a result of the significantly higher volume of direct OEM upfit sales and inherently lower upfit margins on those sales. Additionally, the delivery delays of vehicles scheduled for conversion reduced the number of upfits resulting in higher unit overhead costs and lower gross margins.
Also, the Company experienced negative material usage variances connected with the start-up of certain OEM programs and logistical problems with transporting material.

     The gross profit margin on U.S. based component sales during the current fiscal year is slightly higher than the same period in the previous year as a result of lower unit overhead costs due to higher sales volume and lower manufacturing costs. Management anticipates that gross profit margins on U.S. based component sales for the remainder of fiscal year 1999 will be comparable to the same period during fiscal year 1998. Additionally, management anticipates that percent profit margins will continue to be unfavorably impacted by lower upfit margins as direct OEM upfit sales become a larger segment of the Company's business. However, as the direct OEM upfit business increases, overall gross profit amounts should increase. These are forward-looking statements.

     FOREIGN-SUBSIDIARY BASED PRODUCT MARGINS - During the three months and six months ended October 31, 1998 the Company's gross profit margin on foreign-subsidiary based product sales increased from 32 percent to 34 percent and from 33 percent to 34 percent, respectively, as compared to the same periods in the prior fiscal year. During the current fiscal year, the Company's gross profit margin on foreign-subsidiary based product sales was favorably impacted by the newly acquired Mexico subsidiary which has realized higher margins than the European and Australian subsidiaries. This increase was partially offset by higher material costs at the European subsidiary as a result of a strengthening U.S. Dollar against the Dutch Guilder and higher transfer pricing between the U.S. parent and the subsidiary. Management anticipates that gross profit percentages at the foreign operations could be lower in the future as a result of the strengthening U.S. Dollar versus foreign currencies and adjustments to transfer pricing. This is a forward-looking statement.


RESEARCH AND DEVELOPMENT
------------------------

    Research and development ("R&D") expense for the three months and six months ended October 31, 1998 increased approximately $204,000 or 6 percent and $138,000 or 2 percent, respectively, as compared to the same periods in the prior fiscal year. R&D expense is primarily for system development and application engineering of the Company's products under the funded General Motors contract, other funded contract R&D work with VarietyPerkins and the Southern California Air Quality Management District, and for internally funded product and component development work. For the three months ended October 31, 1998, R&D expense directly related to externally funded R&D work, primarily the GM program, decreased from $1.8 million in fiscal year 1999 to $1.6 million in fiscal year 1998. For the six months ended October 31, 1998, R&D expense directly related to externally funded R&D work, primarily the GM program, decreased from $3.5 million in fiscal year 1998 to $3.0 million in fiscal
year 1999.   These decreases are a result of improved productivities
resulting from knowledge transfer over multiple platforms. For the three months ended October 31, 1998, R&D expense directly related to internally funded R&D work increased from $1.5 million in fiscal year 1998 to $1.9 million in fiscal year 1999. For the six months ended October 31, 1998, R&D expense directly related to internally funded R&D work increased from $2.8 million in fiscal year 1998 to $3.5 million in fiscal year 1999. This increase is a result of additional efforts to develop new advanced technology and products. Management believes the Company's future success depends on its ability to design, develop and market new products that interface successfully with new engine electronic technology, and which meet mandated emission standards and advanced fuel storage technology. Management anticipates that R&D expense during fiscal year 1999 will be higher than the levels experienced during fiscal year 1998 due to internally funded development work and new produc development under the GM contract and other contract development work. This is a forward-looking statement.

SELLING, GENERAL AND ADMINISTRATIVE
-----------------------------------

     Selling, general and administrative (SG&A) expense for the three months and six months ended October 31, 1998, increased by approximately $4,000 or under 1 percent and $285,000 or 4 percent, respectively, as compared to the same periods in the prior fiscal year. For the three month period, the newly acquired Mexico operation added $192,000 in SG&A expenses to the consolidated amount. This increase was mostly offset by lower SG&A expense from the Australian operation primarily due to the effect of currency conversion as the weaker Australian dollar versus the U.S. Dollar resulted in lower U.S. Dollar values. For the six month period, the newly acquired Mexico operation added $378,000 in SG&A expenses to the consolidated amount. This increase was partially offset by lower SG&A expense from the Australian operation primarily due to the effect of currency conversion. The remaining increase in SG&A expense for the current six month period resulted from additional administrative expenses from the European operations. These expenses included administrative salaries, employee-related costs, and incentive compensation. Management anticipates that SG&A expense for fiscal year 1999 will be higher than fiscal year 1998 primarily as a result of including a full year of the Company's Mexico operation and additional expenses to support anticipated growth in revenues. However, as a percentage of net revenues, SG&A expense is expected to be lower for the current fiscal year as compared to fiscal year 1998. These are forward-looking statements.

INTEREST EXPENSE
-----------------

     Interest expense for the three months and six months ended October 31, 1998, increased by $52,000 or 23 percent and $25,000 or 5 percent, respectively, as compared to the same periods in the prior fiscal year. For the current year, the increase is a result of higher borrowings on the Company's lines of credit in the current quarter as compared to the same period in the prior year and as a result of higher long-term borrowings to fund the Algas Carburetion acquisition (December 1997) and the purchase of the remaining 49 percent interest of IMPCO BV (May 1998). The higher interest expense was partially offset by lower interest rates on the Company's credit facility with Bank of America and prepayments on certain long-term borrowings from funds received from the Company's redemption of its common stock purchase warrants.

Management anticipates that financing charges for fiscal year 1999 will be higher as compared to fiscal year 1998. This is a forward-looking statement.

PROVISION FOR INCOME TAXES
--------------------------

     The estimated effective annual tax rate of 25 percent for fiscal year 1999 is significantly higher than the previous year due to the exhaustion of federal net operating loss carryforwards during the previous fiscal year. The current year provision includes presumed utilization of estimated research and development credits of $1,900,000. The effective rate for the current year has been reduced from 30 percent, as reported during the first quarter of the current year, to 25 percent as a result of the Federal research and development tax credit extension signed into law on October 21, 1998. At October 31, 1998, net deferred tax assets, included in other current and other assets, was approximately $750,000. Management has determined, based on the Company's history of prior operating earnings and its expectations for the future, that operating income of the Company will more likely than not be sufficient to recognize fully these net deferred tax assets and that the estimated effective annual tax rate in the future years will approximate the statutory rate. This is a forward-looking statement.

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

    The Company's financial condition remains strong. The ratio of current assets to current liabilities was 3.30 and 3.28 at October 31, 1998 and April 30, 1998, respectively. During the current year, the total amount of working capital increased by approximately $3,698,000 to $26,075,000 at October 31, 1998. Net cash provided by operating activities was $292,000 during the current six month period, compared to $4,047,000 for the same period in the previous year. The decrease in cash provided by operating activities during the current six month period compared to the same period in the prior year resulted primarily from an increase in accounts receivable, partially offset by an increase in other accrued expenses. The increase in accounts receivable and other accrued expenses was mostly due to increased billings on the GM contract and shipments of OEM upfit vehicles. This change was partially offset by a $695,000 increase in net income.

     The Company's foreign subsidiaries generated net cash from operating activities of approximately $685,000 during the current six month period compared to $230,000 during the same period in the previous year. This increase in net cash provided by operating activities from foreign operations is primarily a result of income from operations, an increase in accounts payable, and a decrease in accounts receivable primarily from the European and Australian operations. This increase in cash flow was partially offset by cash requirements to fund working capital at IMPCO Mexicano in the current year. There are currently no restrictions on the transfer of foreign subsidiary funds within the Company; however, the Company generally re-invests these funds in the foreign subsidiaries as needed.

    Net cash used in investing activities in the first six months of fiscal year 1999 was approximately $2,123,000 compared to $1,389,000 for the same period in the prior year. This increase is primarily from the purchase of the remaining 49 percent interest in the Company's European subsidiary (Impco
BV) during the first quarter of the current year, which resulted in a net use of cash of approximately $693,000. Capital expenditures for dies, molds and patterns, machinery and equipment, and leasehold improvements totaled $1,507,000 during the current six month period, compared to $1,416,000 for the same period in the previous year. Management projects capital expenditures during the current year, primarily relating to equipment enhancements and facilities for the development and production of new products, to be comparable to expenditures during fiscal year 1998. The Company expects to fund a major portion of these expenditures from cash generated from operations and/or by use of its bank credit facility. These are forward-looking statements.

    Net cash used in financing activities during the current six month period was approximately $2,318,000. The Company increased its borrowing under the operating line of credit by $2,914,000 primarily for material purchases and to fund receivables. The Company received $2,098,000 on a bank term loan to fund the IMPCO BV acquisition. Additionally, during the current six month period, the Company received approximately $950,000 in proceeds from the issuance of common stock from the exercise of stock options. Payments made on term loans, including the retirement of the DEPA Holding BV term loan, were approximately $2,915,000.

     The Company has a $12,000,000 revolving line of credit, a $6,000,000 acquisition facility, and approximately $2,440,000 of available credit under a capital lease facility with Bank of America. At October 31, 1998, approximately $5,300,000 and $2,554,000 was outstanding under the revolving line of credit and the capital lease facility, respectively. The revolving line of credit expires on August 31, 2000, the acquisition facility expires on August 31, 1999, and the capital lease facility expires on September 1, 2004. In addition, the Company's subsidiary in the Netherlands has a 3,000,000 NLG (U.S. $1,600,000) credit facility with Mees Pierson, a financial institution in the Netherlands. At October 31, 1998, approximately 1,187,000 NLG (U.S. $636,000) was outstanding under the Dutch credit facility.

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

     FOREIGN CURRENCY MANAGEMENT - The results and financial condition of the Company's international operations are affected by changes in exchange rates between certain foreign currencies and the U.S. Dollar. The Company's exposure to fluctuations in currency exchange rates has increased as a result of the growth of its international subsidiaries. The functional currency for all of the Company's international subsidiaries is the local currency of the subsidiary. An increase in the value of the U.S. Dollar increases costs incurred by the subsidiaries because most of its international subsidiaries' inventory purchases are U.S. Dollar denominated. The Company monitors this risk and attempts to minimize the exposure through forward currency contracts and the management of cash disbursements in local currencies. The Company uses forward currency contracts, which typically expire within one year, to hedge payments related to the purchase of goods at international subsidiaries.

Realized gains and losses on these contracts are recognized as part of cost of sales in the same period as the hedged transactions. At October 31, 1998, the Company had currency forward currency contracts protecting U.S.$1,200,000 in inventory purchases. At October 31, 1998 the fair value of forward currency contracts approximated contract values.

     The Company seeks to hedge its foreign currency economic risk by minimizing its U.S. Dollar investment in foreign operations using foreign currency term loans and lines of credit to finance the operations of its foreign subsidiaries. The term loans and lines of credit are denominated in local currencies and translated to U.S. Dollars at period end exchange rates.


     INTEREST RATE MANAGEMENT - The Company uses interest rate swap agreements with Bank of America to manage its exposure to interest rate changes and stabilize the cost of borrowed funds. When an agreement is executed, the interest rate swap is matched as a hedge to a specific debt instrument and has the same notional amount and tenor as the related debt instrument principal. Since the interest rate instruments effectively hedge the underlying interest rate exposure, the net cash amounts paid or received on the agreements are accrued and recognized as an adjustment to interest expense. At October 31, 1998, the Company had $6,491,000 secured under fixed interest rate agreements at a weighted-average fixed interest rate of 7.99%. Absent these fixed rate agreements, the weighted-average variable rate for this debt at October 31, 1998 would have been 7.16%. Fair value of these instruments is based on estimated current settlement cost. At October 31, 1998 the fair value of interest rate swap agreements was approximately ($155,000).

Part II - OTHER INFORMATION

Items 1,2,3,5 Not applicable.

Item 4. Submission of matters to a vote of security holders

     (a)  The annual meeting of stockholders was held on October 15, 1998.

     (b)  The following were elected as directors for terms expiring in 2001:

                                 Paul Mlotok
                                 Ulrich Ruetz
                              Robert M. Stemmler


     The names of each of the other directors whose terms of office continue are as follows:

                                Norman L. Bryan
                            Christopher G. Mumford
                                Don J. Simplot
                               Edward L. Scarff
                              Rawland F. Taplett
                               Douglas W. Toms


     (c) The stockholders voted upon the ratification of the appointment of Ernst & Young LLP as independent auditors as follows:

                      Votes         Votes                   Broker
                       For         Against    Abstention   non-votes
                   -----------   ----------   ----------   ---------
Common Stock         6,078,653     120,206       15,974       -0-
Preferred Stock          5,950        -0-         -0-         -0-

Item 6.   Exhibits and Reports on Form 8-K

     (a)  EXHIBITS:

          Exhibit 10.16 - Amended Loan Agreement between IMPCO Technologies,
                     Inc. as borrower and Bank of America National Trust and Savings Association, as lendor, dated September 11, 1998.

     (b)  REPORTS ON FORM 8-K

          There were no reports on Form 8-K filed during the quarter ended October 31, 1998.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                IMPCO Technologies, Inc.
                                                (Registrant)


Date:    December 14, 1998                  By  /s/ THOMAS M. COSTALES
                                                ------------------------
                                                Thomas M. Costales
                                                Chief Financial Officer
                                                and Treasurer
                                                [Authorized Signatory]