Form 10-Q
period 1999-01-31
IMPCO TECHNOLOGIES INC
filed 1999-03-16
CIK 790708

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.   20549


                                    FORM 10-Q


/ x / Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended January 31, 1999, or

/   /  Transition report pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

       For the transition period from      to

Commission File No. 0-16115

                            IMPCO TECHNOLOGIES, INC.
                        --------------------------------
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

     Number of shares outstanding of each of the issuer's classes of common stock, as of February 28, 1999:

      7,270,570 shares of Common Stock, $.001 par value per share

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                            IMPCO TECHNOLOGIES, INC.
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                      January 31, 1999 and April 30, 1998

                                                     ASSETS


                                                  JANUARY 31,       APRIL 30,
                                                     1999             1998
                                                 -------------   -------------

                                                  (UNAUDITED)
Current assets:
 Cash.........................................  $   1,545,801  $   2,617,869
 Accounts receivable..........................     17,612,507     14,528,000
  Less allowance for doubtful accounts........        379,234        314,794
                                                   ------------  -------------
   Net accounts receivable....................     17,233,273     14,213,206
 Note receivable (Note 6).....................      3,500,000              -
 Inventories:
  Raw materials and parts.....................     10,217,112      9,565,310
  Work-in-process.............................      1,178,863      1,055,411
  Finished goods..............................     11,465,677      7,308,190
                                                  -------------  -------------
  Total inventories...........................     22,861,652     17,928,911
 Other current assets.........................      1,799,861      2,731,963
                                                  -------------  -------------
   Total current assets.......................     46,940,587     37,491,949
 Equipment and leasehold improvements:
  Dies, molds and patterns....................      5,612,271      5,039,892
  Machinery and equipment.....................      7,925,385      7,074,004
  Office furnishings and equipment............      5,701,849      4,968,605
  Leasehold improvements......................      2,860,041      2,288,022
  Land and buildings .........................              -        267,000
                                                  -------------  -------------
                                                   22,099,546     19,637,523
 Less accumulated depreciation
  and amortization............................     12,259,376     10,613,052
                                                  -------------  -------------
  Net equipment and leasehold improvements....      9,840,170      9,024,471
 Net intangibles arising from acquisitions....      9,860,341      9,759,100
 Other assets.................................        589,638      1,109,888
                                                  -------------  -------------
                                                $  67,230,736  $  57,385,408
                                                  -------------  -------------
                                                  -------------  -------------

                                 See accompanying notes.

                            IMPCO TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       January 31, 1999 and April 30, 1998
                                   (Continued)

                       LIABILITIES AND STOCKHOLDERS' EQUITY


                                                  JANUARY 31,         APRIL 30,
                                                     1999               1998
                                                -------------      -------------
                                                (UNAUDITED)
Current liabilities:
 Accounts payable................ ............    6,242,160          5,606,922
 Accrued payroll obligations..................    1,718,643          1,848,425
 Income taxes payable.........................      476,304            746,587
 Other accrued expenses.......................    3,199,737          1,807,032
 Current portion of term loans................    2,279,524          1,408,225
                                                -----------        -----------
  Total current liabilities...................   13,916,368         11,417,191

Lines of credit...............................    2,536,936          3,047,805
Term loans--Bank of America NT&SA.............    6,696,954          3,799,395
Term loan--DEPA Holding BV....................            -          1,820,000
Other long term liabilities...................    2,200,747          1,927,166
Minority interest.............................    1,264,883          1,068,500

Stockholders' equity:
 1993 Series 1 Preferred Stock, $0.01
 par value, 5,950 shares authorized,
 issued and outstanding, $5,950,000
 liquidation value............................    5,650,000          5,650,000
Common stock, $.001 par value, authorized
 25,000,000 shares; 7,207,236 issued and
 outstanding at January 31, 1999 and 7,091,601
 at April 30, 1998  ...........................       7,207              7,092
Additional paid-in capital
  relating to common stock....................   39,415,998         38,386,357
Shares held in trust..........................      (60,983)           (36,759)
Accumulated deficit...........................   (2,745,506)        (8,197,885)
Foreign currency translation adjustment.......   (1,651,868)        (1,503,454)
                                                -----------       ------------
  Total stockholders' equity..................   40,614,848         34,305,351
                                                -----------        -----------
                                                $67,230,736        $57,385,408
                                                -----------        -----------
                                                -----------        -----------

                              See accompanying notes.

                                        IMPCO TECHNOLOGIES, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                          Three and nine months ended January 31, 1999 and 1998
                                       --------------------------

                               Three Months Ended         Nine Months Ended
                                   January 31,               January 31,
                            -----------------------  -----------------------
                                1999        1998         1999        1998
                            ----------- -----------  ----------- -----------
Revenue:
  Product sales             $16,043,513 $14,835,303  $50,132,257 $44,716,184
  Contract revenue            3,824,974   2,157,932    9,930,840   6,728,637
                            ----------- -----------  ----------- -----------
     Net revenue             19,868,487  16,993,235   60,063,097  51,444,821

Costs and expenses:
  Cost of sales              10,933,381   8,657,506   33,775,854  27,232,314
  Research and
   development expense        3,133,207   3,627,760    9,614,834   9,971,106
  Selling, general and
   administrative expense     3,370,198   2,712,120   10,140,298   9,197,024
                            ----------- -----------  ----------- -----------
   Total costs and expenses  17,436,786  14,997,386   53,530,986  46,400,444
                            ----------- -----------  ----------- -----------
Operating income              2,431,701   1,995,849    6,532,111   5,044,377

Interest Expense                377,705     184,131      904,568     686,056

Gain on Sale of minority
  interest in Subsidiary      2,169,405           -    2,169,405           -
                            ----------- -----------  ----------- -----------
Income before income taxes,
  minority interest in
  income of consolidated
  subsidiaries and dividends  4,223,401   1,811,718    7,796,948   4,358,321

Provision for income taxes    1,004,841     348,248    1,898,228     740,915

Minority interest in income
  of consolidated
  subsidiaries                      614     117,704        7,529     291,667
                            ----------- -----------  ----------- -----------
Net income before dividends   3,217,946   1,345,766    5,891,191   3,325,739
Dividends on preferred stock    142,550     148,749      438,812     446,248
                            ----------- -----------  ----------- -----------
Net income applicable
  to common stock           $ 3,075,396 $ 1,197,017  $ 5,452,379 $ 2,879,491
                            ----------- -----------  ----------- -----------
                            ----------- -----------  ----------- -----------
Net income per share
         Basic                    $0.43       $0.18        $0.76       $0.47
         Diluted                  $0.36       $0.16        $0.65       $0.42
                            ----------- -----------  ----------- -----------
                            ----------- -----------  ----------- -----------
Number of shares used in
  per share calculation
         Basic                7,200,577   6,625,179    7,178,115   6,087,671
         Diluted              8,993,805   8,392,559    9,008,848   7,897,790
                            ----------- -----------  ----------- -----------
                            ----------- -----------  ----------- -----------

                             See accompanying notes.

                               IMPCO TECHNOLOGIES, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                     Nine months ended January 31, 1999 and 1998

                               --------------------------

                                                     Nine Months Ended
                                                         January 31,
                                                 ------------   ------------
                                                     1999           1998
                                                 ------------   ------------
Net cash provided by operating activities         $3,223,014     $3,888,191

Cash flows from investing activities:

   Purchase of equipment and leasehold
     improvements                                 (2,150,774)    (2,772,273)
   Purchase of businesses                         (4,097,903)    (3,531,593)
   Proceeds from sale of fixed assets                475,626         55,108
                                                 ------------   ------------
     Net cash used in investing activities        (5,773,051)    (6,248,758)

Cash flows from financing activities:
   Repayments under lines of credit                 (443,805)    (5,450,000)
   Payments on notes payable                               -       (328,839)
   Proceeds from issuance of bank term loans       5,288,000      3,300,000
   Proceeds from issuance of common stock          1,005,532      8,454,347
   Payments on term loans                         (3,216,827)    (3,761,111)
   Payments of capital lease obligation             (654,729)      (318,416)
   Dividends on preferred stock                     (438,812)      (446,248)
                                                 ------------   ------------
     Net cash provided by
       financing activities                        1,539,359      1,449,733
                                                 ------------   ------------

   Translation adjustment                            (61,390)      (100,949)

Net decrease in cash                              (1,072,068)    (1,011,783)
Cash beginning of year                             2,617,869      1,975,903
                                                  ------------  ------------
Cash, end of period                              $ 1,545,801    $   964,120
                                                  ------------  ------------
                                                  ------------  ------------

                             See accompanying notes.

                            IMPCO TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 1999 and 1998
                              ----------------------
1) BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and the results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1998. Certain reclassifications have been made to the fiscal year 1998 financial statements to conform to the current year presentation. The condensed consolidated balance sheet of IMPCO Technologies, Inc. (IMPCO or the Company), as of January 31, 1999 includes the accounts of the Company, its wholly owned subsidiary IMPCO Technologies, Pty. Limited (IMPCO Pty), and its majority owned subsidiaries Grupo I.M.P.C.O. Mexicano (IMPCO Mexicano) and IMPCO-BERU Technologies B.V., formerly IMPCO Technologies, B.V., (IMPCO BV). The results of operations for the three and nine months ended January 31, 1999 are not necessarily indicative of the results that may be expected for the entire year ending April 30, 1999.

2) BANK OF AMERICA AGREEMENT

     Including the revolving line of credit, the capital lease facility and the acquisition facilities, the total Bank of America credit facility was $28,208,000 at January 31, 1999.

     LINES OF CREDIT - At January 31, 1999, the outstanding line of credit balance was $2,537,000 of which $2,190,000 was subject to the bank's reference rate less .50 percent (which was 7.25 percent on January 31, 1999) and $347,000 was borrowed by IMPCO Mexicano and subject to the Bank of America Mexico (BAMSA) cost of funds plus 1.50 percent (36.60 percent at January 31, 1999). The Company may elect to have all or portions of the U.S. borrowings bear interest at an alternative interest rate agreed upon by the Bank for periods of not less than 30 days nor more than one year.

     TERM LOANS FOR ACQUISITION OF IMPCO BV - At January 31, 1999, the total outstanding balance was $1,306,000 of which $717,000 which was subject to a fixed interest rate of 7.90 percent and $589,000 was subject to a fixed interest rate of 7.80 percent.

     TERM LOAN FOR THE ACQUISITION OF ALGAS CARBURETION - At January 31, 1999, the total outstanding balance was $2,640,000 which was subject to a fixed interest rate of 7.74 percent.

     TERM LOAN FOR ACQUISITION OF CRUSADER ENGINE DIVISION - At January 31, 1999, the total outstanding balance was $3,190,000 which was subject to the London Inter-Bank Offer Rate plus 1.50 percent (6.78 percent at January 31,
1999).

     IMPCO BV TERM LOAN - At January 31, 1999, the total outstanding balance was $1,840,000 which was subject to the Amsterdam Inter-Bank Offer Rate plus
1.50 percent (4.63 percent at January 31, 1999).

     CAPITAL LEASE FACILITY - At January 31, 1999, approximately $3,041,000 was outstanding on the capital lease facility which is included in other accrued expenses and other long term liabilities. At January 31, 1999, approximately

$1,381,000 remained available on the capital lease facility. Of the amount outstanding, $946,000 was subject to the variable rate of interest based on Bank America's London Branch 3-month LIBOR rate plus 2.00 percentage points (6.97 percent at January 31, 1999), $957,000 was fixed at 8.50 percent, $1,088,000 was fixed at 8.20 percent, and $50,000 was fixed at 8.05 percent.

     LOAN COVENANTS AND COLLATERAL - The Bank of America credit facility contains certain restrictions and financial covenants, including liquidity, tangible net worth and cash flow coverage thresholds, as well as limitations on other indebtedness, and is secured by substantially all of the Company's assets. At January 31, 1999, the Company was in compliance with all covenants.

3) EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:


                                                                      Three Months Ended                  Nine Months Ended
                                                                          January 31,                         January 31,
                                                                    -----------------------             ---------------------
                                                                    1999               1998             1999            1998
                                                                 ----------        ----------        ----------      ----------
Numerator:
 Net income before dividends                                     $3,217,946        $1,345,766        $5,891,191      $3,325,739
 Dividends on preferred stock                                      (142,550)         (148,749)         (438,812)       (446,248)
                                                                 ----------         ---------        ----------      ----------
 Numerator for basic earnings per
   share - income available to
   common stockholders to common stock                            3,075,396         1,197,017         5,452,379       2,879,491

 Effect of dilutive securities:
   Preferred stock dividends                                        142,550           148,749           438,812         446,248
                                                                 ----------         ---------         ---------       ---------
Numerator for diluted earnings per
   share - income available to
   common stockholders after
   assumed conversions                                           $3,217,946        $1,345,765        $5,891,191      $3,325,739

Denominator:
 Denominator for basic earnings per
   Share -- weighted-average shares                               7,200,577         6,625,179         7,178,115       6,087,671

Effect of dilutive securities:
 Employee stock options                                             662,901           514,295           699,807         394,463
 Warrants                                                             5,563           129,596             6,162         292,167
 Convertible preferred stock                                      1,124,764         1,123,489         1,124,764       1,123,489
                                                                  ---------         ---------         ---------       ---------
Dilutive potential common shares                                  1,793,228         1,767,380         1,830,733       1,810,119

 Denominator for diluted earnings per
   share -- adjusted weighted-average
   shares and assumed conversions                                 8,993,805         8,392,559         9,008,848       7,897,790
                                                                  ---------         ---------         ---------       ---------

Basic earnings per share                                              $0.43             $0.18             $0.76           $0.47
                                                                  ---------         ---------         ---------       ---------
Diluted earnings per share                                            $0.36             $0.16             $0.65           $0.42
                                                                  ---------         ---------         ---------       ---------


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

     The components of comprehensive income for the three month and nine month periods ended January 31, 1999, and January 31, 1998, are as follows:


                                                 THREE MONTHS            NINE MONTHS
                                              ENDED JANUARY 31,       ENDED JANUARY 31,
                                          -----------------------  ---------------------
                                              1999         1998        1999       1998
                                          ----------   ----------  ----------  ---------
    Net income...........................$3,075,396    $1,197,017  $5,452,379  $2,879,491
    Foreign currency translation
         Adjustment                         (58,390)     (266,007)   (148,414)   (541,039)
                                         ----------    ----------   ---------   ---------
    Comprehensive income.................$3,017,006    $  931,010  $5,303,965  $2,338,452
                                         ----------    ----------   ---------   ---------
                                         ----------    ----------   ---------   ---------


5) ACQUISITION OF CRUSADER ENGINE DIVISION

     On December 4, 1998, the Company acquired certain assets of the Crusader Engine division of Thermo Power Corporation, a subsidiary of Thermo Power Electron Corporation, for approximately $3,900,000. The Crusader Engine division provides engine dressing and related devices for material handling engines. The Company funded $3,190,000 of the purchase price using the Bank of America acquisition facility and $710,000 using the Bank of America capital lease facility. The acquisition will be accounted for under the purchase method of accounting and goodwill of approximately $644,000 will be amortized on the straight-line method over 20 years.

6) SALE OF 49 PERCENT INTEREST IN IMPCO BV

     On January 28, 1999, the Company sold a 49 percent interest in IMPCO BV to BERU Aktiengesellschaft, an international Original Equipment Manufacturer (OEM) and aftermarket supplier of diesel and automotive engine components and systems, for $3,500,000 in cash. The Company recorded a pre-tax gain of $2,169,000 and an after-tax gain of $1,627,000, or $0.18 per share on a diluted basis. At January 31, 1999, the Company had not yet received the international transfer of funds from the escrow account and thus recorded a $3,500,000 note receivable on the balance sheet. The new company will be operated as IMPCO-BERU Technologies, B.V.

7) ACQUISITION OF ALTERNATIVE FUELS DIVISION OF MIKUNI CORPORATION

     On February 17, 1999, the Company entered into a Memorandum of Understanding with Mikuni Corporation to purchase certain assets of the alternative fuels division of Mikuni Corporation, headquartered in Tokyo, Japan. The alternative fuels division, based in Fukuoka, Japan, is a distributor of alternative fuels products and systems throughout Asia, with a focus on the Japanese market. Mikuni has distributed IMPCO products in Japan since 1994. The transaction is subject to the approval by the boards of directors of both companies and execution of a definitive agreement. It is expected that the transaction will be completed by March 31, 1999.

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

RESULTS OF OPERATIONS
---------------------

NET REVENUE
-----------

     Net revenue for the three months and nine months ended January 31, 1999, increased by approximately $2,875,000 or 17 percent and $8,618,000 or 17 percent, respectively, as compared to the same periods in the prior fiscal year. For the current quarter, contract revenues and motor vehicle OEM upfit sales, primarily from the General Motors (GM) program, represented 58 percent and 37 percent of this increase, respectively. For the nine month period ended January 31, 1999, contract revenues and motor vehicle OEM upfit sales represented 37 percent and 57 percent of the increase, respectively.

     Product sales for the three months and nine months ended January 31, 1999, increased by 8 percent and 12 percent, respectively, as compared to the same periods in the prior fiscal year. During the current quarter, the increase in product sales was favorably increased by $69,000, or less than 1 percent, as a result of a weakening U.S. Dollar against foreign currencies. For the nine month period, the increase in product sales was unfavorably reduced by $535,000, or 1 percent, as a result of a strengthening U.S. Dollar against foreign currencies. The following table sets forth the Company's product sales by application (all dollars in thousands):


                                 Three months ended      Nine months ended
                                    January 31,             January 31,
                               --------------------    -------------------
                                 1999         1998        1999       1998
                               --------    --------    --------   --------
Motor vehicle products         $ 6,231     $  5,164    $ 20,044   $ 15,943
Forklifts and other material
 handling equipment              7,475        7,394      22,501     20,825
Small portable to
 large stationary engines        2,338        2,277       7,587      7,948
                               --------     --------    --------  --------
   Total product sales         $16,044     $ 14,835    $ 50,132   $ 44,716
                               --------     --------    --------  --------
                               --------     --------    --------  --------

     MOTOR VEHICLE PRODUCTS - During the three months and nine months ended January 31, 1999, net revenue attributable to the Company's motor vehicle products increased by 21 percent and 26 percent, respectively, as compared to the same periods in the prior fiscal year.

     Revenue attributable to direct motor vehicle OEM upfits with the Company's systems increased 137 percent to $1,840,000 during the three months ended January 31, 1999, and increased 244 percent to $6,934,000 during the nine months ended January 31, 1999, as compared to the same periods in the prior fiscal year. The revenue in the current fiscal year represents sales of mid-1998 GM pick-up trucks and GM mid-size automobiles upfit with the Company's bi-fuel natural gas fuel system, and sales of medium-duty dedicated Liquid Propane Gas (LPG) kits under a cross-license agreement with GM. Upfit revenues for the current quarter would have been higher than revenues actually realized if there had not been part shortages from suppliers. The direct OEM upfit revenue in the prior fiscal year represented sales of mid-1997 GM pick-ups upfit with the Company's bi-fuel natural gas fuel system. Management anticipates that the commercialization by GM of model year 1999 Chevrolet and GMC pickup trucks and other vehicles with the Company's systems will result in significantly higher OEM upfit revenue during the final quarter of the current fiscal year compared to the final quarter of fiscal year 1998. Additionally, management expects direct OEM upfit revenues to be significantly higher during the remaining quarter of the current year compared to the current quarter of this year due to higher customer orders and the make-up of conversions from the third quarter caused by part shortages. These are forward looking statements.

     During the three months and nine months ended January 31, 1999, sales for the Company's motor vehicle component parts increased by $2,000, or less than 1 percent, and decreased by $816,000, or 6 percent, respectively, as compared to the same periods in the prior fiscal year. For the nine month period, the decrease was primarily attributable to lower product sales for aftermarket conversions in the U.S. market due to regulatory requirements shifting the automotive conversion market to direct OEM upfits. During the three months and nine months ended January 31, 1999, sales from the Australian operation, which primarily sells motor vehicle equipment, decreased by $361,000 and $1,067,000, respectively. These decreases primarily resulted from the weakening of the Australian Dollar versus the U.S. Dollar which negatively impacts the conversion of foreign currency denominated sales. Additionally, the decrease in Australia sales in the current quarter was further impacted by a slowdown in component sales to OEMs. These decreases for the three month and nine month periods were partially offset by approximately $273,000 and $1,520,000, respectively, in incremental revenues generated by the Mexico operation which was acquired in December 1997. Management anticipates that revenues generated from automotive component parts during the fourth quarter of the current fiscal year will be higher as compared to sales realized during the current quarter as a result of an increase in Mexico, Latin America, and Australian sales. This is a forward looking statement.

     FORKLIFTS AND OTHER MATERIAL HANDLING EQUIPMENT - During the three months and nine months ended January 31, 1999, net revenue attributable to the Company's products for forklifts and other material handling equipment increased by approximately 1 percent and approximately 8 percent, respectively, as compared to the same periods in the prior fiscal year. During the three months ended January 31, 1999, the Company realized an incremental $1,059,000 in material handling equipment related sales from the December 1998 Crusader Engine division acquisition. The Company also realized increased revenues of $367,000 from its European operations which primarily sells material handling equipment. During the current quarter, the increase in forklift related sales was offset by reduced sales in the domestic market (independent of the Crusader Engine division sales) and Pacific rim market. These markets realized decreases as a result of delayed customer orders due to concern over general downturns in economic activity. During the nine months ended January 31, 1999, increased revenues of $1,168,000 were realized from its European operations. This increase is a result of the general upswing in economic conditions and demand for forklifts and related products. The remaining increase in forklift related sales for the nine month period was derived from domestic operations, including sales from the Crusader Engine division. Management anticipates sales for forklifts and other material handling equipment during the fourth quarter of fiscal year 1999 will be higher compared to the current quarter primarily due to the reporting of a full quarter for the Crusader Engine division sales and higher domestic sales. This is a forward-looking statement.

     SMALL PORTABLE TO LARGE STATIONARY ENGINES - During the three months and nine months ended January 31, 1999, net revenue for the Company's small portable to large stationary engine market increased by $61,000, or 3 percent, and decreased by $361,000, or 5 percent, respectively, as compared to the same periods in the prior fiscal year. For the current quarter, the increase in revenues resulted from higher demand for small portable engines - primarily generators - as consumers and small business prepare for the Year 2000. This increase was partially offset by reduced large engine sales in the Far East. For the nine months ended January 31, 1999, the decrease was due to reduced large stationary engine sales in the Far East, in addition to EPA regulations affecting the small engine aftermarket. Management anticipates that net revenue for the Company's small portable to large stationary engines in the fourth quarter of the current year will be higher compared to the current quarter as a result of the increasing demand for small portable engines. This is a forward-looking statement.

     CONTRACT REVENUES - Contract revenue for the three and nine months ended January 31, 1999, increased by $1.7 million, or 77 percent, and $3.2 million, or 48 percent, respectively, as compared to the same periods in the prior fiscal year. This increase was due to the addition of several vehicle platforms and additional future model years for existing platforms under the GM development contract and development contracts funded by the Southern California Air Quality Management District and VarietyPerkins. For the three month period ended January 31, 1999, contract revenue comprised 19 percent of total revenue compared to 13 percent for the same period in the previous year. For the nine month period ended January 31, 1999, contract revenue comprised 17 percent of total revenue compared to 13 percent for the same period in the previous year. Contract revenue is principally recognized by the percentage of completion method. Profits expected to be realized on contracts are based on the Company's estimates of total contract sales value and costs at completion. These estimates are reviewed and revised periodically throughout the lives of the contracts. Management anticipates, based on new contracts negotiated with GM and expected levels of contract completion at fiscal year end, that contract revenue during the remainder of the current fiscal year will be lower than levels experienced during the current quarter. Additionally, profit levels expected on the contracts in the fourth quarter of the current year will be lower than levels realized during the first nine months of this fiscal year due to the new contracts. These are forward-looking statements.

     During the three months and nine months ended January 31, 1999, the Company's revenues were generated in the following geographic regions:


                             Three months ended       Nine months ended
                                 January 31,            January 31,
                            --------------------   --------------------
                              1999        1998        1999        1998
                            --------    --------    --------   --------
United States and Canada       50%         56%         56%         56%
Pacific Rim                    10%         12%         10%         14%
Europe                         20%         20%         19%         19%
Latin America                  20%         12%         15%         11%


GROSS PROFIT MARGIN
-------------------

     The Company's gross profit margin on product sales for the three month period ended January 31, 1999 was 32 percent, as compared to 42 percent for the same period during the prior fiscal year. The Company's gross profit margin on product sales for the nine month period ended January 31, 1999 was 33 percent, as compared to 39 percent for the same period during the prior fiscal year. For both the three month and nine month period, the decreases are a result of a higher percent of U.S. based OEM upfit sales that have significantly lower gross margins than component sales.

     U.S. BASED PRODUCT MARGINS - During the three months and nine months ended January 31, 1999 the Company's gross profit margin on U.S. based product sales decreased from 45 percent to 33 percent and from 42 percent to 33 percent, respectively, as compared to the same periods in the prior fiscal year. The gross profit margin during the current fiscal year is lower primarily as a result of the significantly higher volume of direct OEM upfit sales and inherently lower upfit margins on those sales. The gross profit margin on U.S. based component sales during the current quarter is lower compared to the same period in the prior year as result of product mix and higher manufacturing overhead costs. Management anticipates that gross profit margins on U.S. based component sales for the fourth quarter of fiscal year 1999 will be comparable to the current quarter. Additionally, management anticipates that percent profit margins on product sales will continue to be impacted by lower upfit margins as direct OEM upfit sales become a larger segment of the Company's business. However, as the direct OEM upfit business increases, overall gross profit amounts should increase. These are forward-looking statements.

     FOREIGN-SUBSIDIARY BASED PRODUCT MARGINS - During the three months and nine months ended January 31, 1999 the Company's gross profit margin on foreign-subsidiary based product sales decreased from 35 percent to 29 percent and from 34 percent to 32 percent, respectively, as compared to the same periods in the prior fiscal year. During the current quarter, the Company's gross profit margin on foreign-subsidiary based product sales decreased as a result of higher material costs at the Australian and Mexico subsidiaries due to a strengthening U.S. Dollar against those country's foreign currencies. Also, this decrease is a result of higher material costs at the European subsidiary due to higher transfer pricing between the U.S. parent and the subsidiary. For the nine months ended January 31, 1999, the Company's gross profit margin on foreign-subsidiary based product sales was favorably impacted by the newly acquired Mexico subsidiary which has realized higher margins than the European and Australian subsidiaries. Management anticipates that gross profit percentages at the foreign operations could be lower in the future as a result of the strengthening U.S. Dollar versus foreign currencies and adjustments to transfer pricing. This is a forward-looking statement.

RESEARCH AND DEVELOPMENT
------------------------
     Research and development ("R&D") expense for the three months and nine months ended January 31, 1999 decreased approximately $495,000, or 14 percent, and $356,000, or 4 percent, respectively, as compared to the same periods in the prior fiscal year. R&D expense is primarily for system development and application engineering of the Company's products under the funded General Motors contract, other funded contract R&D work with VarietyPerkins and the Southern California Air Quality Management District, and for internally funded product and component development work. For the three months ended January 31, 1999, R&D expense directly related to externally funded R&D work decreased from $1.9 million in fiscal year 1998 to $1.4 million in fiscal year 1999. For the nine months ended January 31, 1999, R&D expense directly related to externally funded R&D work decreased from $5.4 million in fiscal year 1998 to $4.3 million in fiscal year 1999. These decreases are a result of improved productivities resulting from knowledge transfer over multiple platforms and application of knowledge to non-GM funded contracts. For the three months ended January 31, 1999, R&D expense directly related to internally funded R&D work remained flat at $1.7 million compared to the same period in fiscal year 1998. For the nine months ended January 31, 1999, R&D expense directly related to internally funded R&D work increased from $4.6 million in fiscal year 1998 to $5.3 million in fiscal year 1999. This increase is a result of additional efforts to develop new advanced technology and products. Management believes the Company's future success depends on its ability to design, develop and market new products that interface successfully with new engine electronic technology, and which meet mandated emission standards and advanced fuel storage technology. Management anticipates that R&D expense during the remaining quarter of fiscal year 1999 will be comparable to levels experienced during the current quarter. This is a forward-looking statement.

SELLING, GENERAL AND ADMINISTRATIVE
-----------------------------------
     Selling, general and administrative (SG&A) expense for the three months and nine months ended January 31, 1998, increased by approximately $658,000, or 24 percent, and $943,000, or 10 percent, respectively, as compared to the same periods in the prior fiscal year. For the three month period, the newly acquired Crusader Engine Division added $155,000, the European operations added $121,000, and the Mexico operation added $93,000 in SG&A expenses. The remaining increase in SG&A expense for the current quarter resulted from additional administrative expenses from corporate operations. These expenses included administrative salaries, employee-related costs, and incentive compensation. For the nine month period, the newly acquired Mexico operation added $471,000 and the European operation added $143,000 in SG&A expenses. This increase was partially offset by lower SG&A expense from the Australian operation, primarily due to the effect of currency conversion as the weaker Australian dollar versus the U.S. Dollar resulted in lower U.S. Dollar values. The remaining increase in SG&A expense for the current nine month period resulted from additional administrative expenses from the corporate operations. Management anticipates that SG&A expense for remaining quarter in fiscal year 1999 will be higher than the current quarter primarily due to the reporting of a full quarter of SG&A expenses for the Crusader Engine division and higher corporate SG&A expenses. However, as a percentage of net revenues, SG&A expense is expected to be lower for the current fiscal year as compared to fiscal year 1998. These are forward-looking statements.

INTEREST EXPENSE
-----------------
     Interest expense for the three months and nine months ended January 31, 1999, increased by $194,000, or 105 percent, and $219,000, or 32 percent, respectively, as compared to the same periods in the prior fiscal year. For the current year, the increase is a result of higher borrowings on the Company's lines of credit as compared to the same period in the prior year and as a result of higher long-term borrowings to fund the Algas Carburetion acquisition (December 1997), the purchase of the remaining 49 percent interest of IMPCO BV (May 1998) and the purchase of the Crusader Engine Division (December 1998). The higher interest expense was partially offset by lower interest rates on the Company's credit facility with Bank of America and prepayments on certain long-term borrowings from funds received from the Company's redemption of its common stock purchase warrants during the third quarter of fiscal year 1998. Management anticipates that financing charges for fiscal year 1999 will be higher as compared to fiscal year 1998 due to the higher borrowings on the line of credit and acquisition loans. This is a forward-looking statement.

PROVISION FOR INCOME TAXES
--------------------------
     The estimated effective annual tax rate of 24 percent for fiscal year
1999 is significantly higher than the previous year due to the exhaustion of federal net operating loss carryforwards during the previous fiscal year. The current year provision includes presumed utilization of estimated research and development credits of $1,900,000. At January 31, 1999, net deferred tax assets, included in other current and other assets, was approximately $700,000. Management has determined, based on the Company's history of prior operating earnings and its expectations for the future, that operating income of the Company will more likely than not be sufficient to recognize fully these net deferred tax assets and that the estimated effective annual tax rate in the future years will more closely approximate the statutory rate. This is a forward-looking statement.

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

     The Company's financial condition remains strong. The ratio of current assets to current liabilities was 3.37 and 3.28 at January 31, 1999 and April 30, 1999, respectively. During the current year, the total amount of working capital increased by approximately $6,949,000 to $33,024,000 at January 31, 1999. Net cash provided by operating activities was $3,223,000 during the current nine month period, compared to $3,888,000 provided by operating activities for the same period in the previous year. The decrease in cash provided by operating activities during the current nine month period compared to the same period in the prior year resulted primarily from an increase in accounts receivable, partially offset by an increase in other accrued expenses, a decrease in inventory and higher net income. The increase in accounts receivable and other accrued expenses was mostly due to increased billings on the GM contract, which is recorded in other accrued expenses until the revenue is earned, and shipments of OEM upfit vehicles. The decrease in inventory is primarily due to higher turnover of component part inventory.

     The Company's foreign subsidiaries generated net cash from operating activities of approximately $45,000 during the current nine month period, compared to net cash used in operating activities of $856,000 during the same period in the previous year. This increase in net cash provided by operating activities from foreign operations is a result of a decrease in inventory, primarily from the European operations. This increase in cash flow was partially offset by cash requirements to fund working capital at IMPCO Mexicano in the current year. There are currently no restrictions on the transfer of foreign subsidiary funds within the Company; however, the Company generally re-invests these funds in the foreign subsidiaries as needed.

     Net cash used in investing activities in the first nine months of fiscal year 1999 was approximately $5,773,000, compared to $6,249,000 for the same period in the prior year. The primary investing activities during the current nine month period were the $3,900,000 acquisition of tangible and intangible assets from the Crusader Engine division during the current quarter, the $693,000 investment in the remaining 49 percent interest in the Company's

European subsidiary (Impco BV) during the first quarter, and normal capital expenditures. The primary investing activities during the same period in the prior year were the $2,400,000 acquisition of tangible and intangible assets from Algas Carburetion division, the $961,000 investment in IMPCO Mexicano, and normal capital expenditures. Management projects capital expenditures during the current year, primarily relating to equipment enhancements and facilities for the development and production of new products, to be comparable to expenditures during fiscal year 1998. The Company expects to fund a major portion of these expenditures from cash generated from operations and/or by use of its bank credit facility. These are forward-looking statements.

     Net cash provided by financing activities during the current nine month period was approximately $1,539,000. The Company made $444,000 in repayments on the operating line of credit and borrowed $5,288,000 on bank term loans to fund the 49 percent acquisition of IMPCO BV and the acquisition of the Crusader Engine division. Additionally, during the current nine month period, the Company received approximately $1,030,000 from the issuance of common stock from the exercise of stock options, partially offset by the purchase of shares held in trust. Payments made on term loans, including the retirement of the DEPA Holding BV term loan as part of the May 1998 49 percent acquisition of IMPCO BV, were approximately $3,217,000.

     The Company maintains a $12,000,000 revolving line of credit, $2,810,000 of available credit on the acquisition facility, and approximately $1,381,000 of available credit under a capital lease facility with Bank of America. At January 31, 1999, approximately $2,537,000 and $3,041,000 was outstanding under the revolving line of credit and the capital lease facility, respectively. The revolving line of credit expires on August 31, 2000, the acquisition facility expires on August 31, 1999, and the capital lease facility expires on September 1, 2004. In addition, the Company's subsidiary in the Netherlands has a 3,000,000 NLG (U.S. $1,600,000) credit facility with Mees Pierson, a financial institution in the Netherlands. At January 31, 1999, there was no outstanding balance on the Mees Pierson credit facility.


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

     FOREIGN CURRENCY MANAGEMENT - The results and financial condition of the Company's international operations are affected by changes in exchange rates between certain foreign currencies and the U.S. Dollar. The Company's exposure to fluctuations in currency exchange rates has increased as a result of the growth of its international subsidiaries. The functional currency for all of the Company's international subsidiaries is the local currency of the subsidiary. An increase in the value of the U.S. Dollar increases costs incurred by the subsidiaries because most of its international subsidiaries' inventory purchases are U.S. Dollar denominated. The Company monitors this risk and attempts to minimize the exposure through forward currency contracts and the management of cash disbursements in local currencies. The Company uses forward currency contracts, which typically expire within one year, to hedge payments related to the purchase of goods by its international subsidiaries. Realized gains and losses on these contracts are recognized as part of cost of sales in the same period as the hedged transactions. At January 31, 1999, the Company had currency forward currency contracts protecting U.S. $1,800,000 in inventory purchases. At January 31, 1999 the fair value of forward currency contracts approximated contract values.

     The Company seeks to hedge its foreign currency economic risk by minimizing its U.S. Dollar investment in foreign operations using foreign currency term loans and lines of credit to finance the operations of its foreign subsidiaries. The term loans and lines of credit are denominated in local currencies and translated to U.S. Dollars at period end exchange rates.

     INTEREST RATE MANAGEMENT - The Company uses interest rate swap agreements with Bank of America to manage its exposure to interest rate changes and stabilize the cost of borrowed funds. When an agreement is executed, the interest rate swap is matched as a hedge to a specific debt instrument and has the same notional amount and tenor as the related debt instrument principal. Since the interest rate instruments effectively hedge the underlying interest rate exposure, the net cash amounts paid or received on the agreements are accrued and recognized as an adjustment to interest expense. At January 31, 1999, the Company had $6,041,000 secured under fixed interest rate agreements at a weighted-average fixed interest rate of 7.97%. Absent these fixed rate agreements, the weighted-average variable rate for this debt at January 31, 1999 would have been 6.85%. Fair value of these instruments is based on estimated current settlement cost. At January 31, 1999 the fair value of interest rate swap agreements was approximately ($104,000).

Year 2000
---------
     The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures, due to processing errors potentially arising from calculations using the Year 2000, could result in miscalculations or a complete system failure causing disruptions of operations, including, among other things, a temporary inability to process financial transactions, update customer accounts, bill customers, plan production, or engage in similar normal business activities. The Company has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the year 2000 and thereafter. First, the Company has completed its assessment of the Year 2000 issue through 1) communication with key customers, suppliers, financial institutions and others with which it conducts business and 2) review of its current internal computer systems to identify potential Year 2000 issues. Based on this assessment, the Company is not aware of any key customer, supplier, or financial institution with inadequate solutions. Secondly, the Company has upgraded all computer hardware to comply with year 2000 dates and dates thereafter. Finally, the Company has developed plans to address system modifications required by December 31, 1999 and these plans basically require the upgrade to new versions of packaged software. At the end of the current quarter, the Company has completed a majority of these upgrades and plans to have all system software upgraded by the end of the current fiscal year.

     Direct costs associated with addressing the Year 2000 issue have not been significant to date and other information technology plans have not been deferred due to Year 2000 efforts. The financial impact of making the required systems changes is not expected to be material to the Company's consolidated financial position, results of operations or cash flows. This is a forward looking statement.

     The Company has not yet established a contingency plan to address Year 2000 risk factors outside the Company's control, but it expects to create such a plan by July 31, 1999.

     The Company's Year 2000 compliance initiatives are ongoing and its ultimate scope, as well as the consideration of contingency plans, will continue to be evaluated as new information becomes available. In addition, it is important to note that the description of the Company's efforts necessarily involves estimates and projections with respect to activities required in the future. These estimates and projections are subject to changes as work continues, and such changes may be substantial.

Part II - OTHER INFORMATION

Items 1-5 Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits:
          --------
           N/A

     (b)  Reports on Form 8-K
          -------------------
           There were no reports on Form 8-K filed during the quarter ended January 31, 1999.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         IMPCO Technologies, Inc.


Date:    March 16, 1999                  By /s/ Thomas M. Costales
                                         -------------------------
                                         Thomas M. Costales
                                         Chief Financial Officer
                                         and Treasurer
                                         [Authorized Signatory]