Form 10-K
period 1999-04-30
IMPCO TECHNOLOGIES INC
filed 1999-07-29
CIK 790708

                                        UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549

                                           FORM 10-K

/ x / Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 1999, or

/   /    Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the transition period from             to
         Commission File No. 0-16115
                                   IMPCO Technologies, Inc.

          (Exact name of registrant as specified in its charter)

                 DELAWARE                    91-1039211
         ------------------------      ----------------------
         (State of Incorporation)      (IRS Employer ID. No.)

             16804 GRIDLEY PLACE, CERRITOS, CALIFORNIA    90703
         ------------------------------------------------------
         (Address of Principal Executive Offices)    (Zip Code)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     Approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 1999 was $45,929,134.

     Number of shares outstanding of each of the registrant's classes of common stock, as of June 30, 1999:

                      8,281,745 shares of Common Stock

                    Documents incorporated by reference:

                                See Item 14

     Information required by Part III is incorporated by reference from the definitive proxy statement to be filed pursuant to Regulation 14A or by an amendment hereto, in either case, within 120 days of the end of fiscal year 1999.

ITEM 1 - BUSINESS

IMPCO Technologies, Inc. ("IMPCO" or "the Company"), together with its subsidiaries, supplies the original equipment manufacturer (OEM) market and aftermarket with gaseous fuel management and fuel storage systems and components that allow internal combustion engines to operate on clean burning gaseous fuels such as propane and natural gas. IMPCO provides gaseous fuel systems for motor vehicles, forklifts, other material handling equipment, and small portable to large stationary engines.


ACQUISITIONS

In fiscal year 1997, the Company through its wholly-owned subsidiary, IMPCO Technologies, Pty. Limited (IMPCO Pty), acquired certain assets of Ateco Automotive Pty. Limited (Ateco), including a 50 percent ownership interest in Gas Parts (NSW) Pty., for a purchase price of approximately $6,532,000. In fiscal year 1998, IMPCO Pty acquired the remaining 50 percent ownership interest in Gas Parts (NSW) Pty. IMPCO Pty's consolidated revenues totaled approximately $5,398,000 and $6,893,000 in fiscal year 1999 and 1998, respectively, and $7,816,000 for 10 months of operations in fiscal year 1997.

In fiscal year 1998, the Company purchased certain manufacturing equipment and inventory of the Algas Carburetion Division of PGI International at a purchase price of $2,400,000. On the same day, the Company acquired a 90 percent interest in Industrias Mexicanas de Productos de Combustibles, S. de R.L. de C.V. at a purchase price of $961,000. The new company, Grupo IMPCO Mexicano (IMPCO Mexicano), had revenues of approximately $2,671,000 in fiscal year 1999 and $823,000 for 5 months of operations in fiscal year 1998.

In fiscal year 1998, the Company purchased from the bankruptcy trustee of EDO Canada, Ltd. certain development, testing, quality control and manufacturing equipment used for the manufacture of storage tanks for compressed natural gas. The purchase price was $790,000. There have been no sales to date.

On May 1, 1998, the Company acquired the remaining 49 percent interest in IMPCO Technologies, B.V. (IMPCO BV) for a purchase price of $692,000. On January 28, 1999, the Company sold a 49 percent interest in IMPCO BV to BERU Aktiengesellschaft (BERU), an international OEM and aftermarket supplier of diesel and automotive engine components and systems, for $3,500,000 in cash. The Company recorded a pre-tax gain of $2,169,000 and an after-tax gain of $1,757,000, or $0.20 per diluted share. The new company is operated as IMPCO-BERU Technologies, B.V. and had revenues of approximately $12,941,000, $11,588,000, and $9,203,000 in fiscal years 1999, 1998 and 1997, respectively.

On December 4, 1998, the Company acquired certain assets of the Crusader Engine division of Thermo Power Corporation, a subsidiary of Thermo Power Electron Corporation, for approximately $3,880,000. The Crusader Engine division provides engine dressing and related devices for material handling, irrigation and other industrial engines. The acquisition was accounted for under the purchase method of accounting and goodwill of approximately $662,000 is being amortized on the straight-line method over 20 years. Tangible net assets acquired consisted of $2,500,000 in inventory and $718,000 in fixed assets.

On March 30, 1999, the Company through its wholly-owned subsidiary, IMPCO Tech Japan K.K. (IMPCO Japan), acquired certain assets of the alternative fuels division of Mikuni Corporation (Mikuni), headquartered in Tokyo, Japan, for approximately Y158,629,000 (U.S.$1,325,000). The alternative fuels division, based in Fukuoka, Japan, is a distributor of alternative fuels products and systems throughout Asia, with a focus on the Japanese market. Mikuni has distributed IMPCO products in Japan since 1994. The acquisition was accounted for under the purchase method of accounting and goodwill of approximately Y113,016,000 (U.S.$944,000) is being amortized on the straight-line method over 20 years. Tangible net assets acquired consisted of $362,000 in inventory and $19,000 in fixed and other assets.

OPERATING SEGMENTS

IMPCO classifies its business into three operating segments: Gaseous Fuel Products Division (GFPD), Automotive OEM Division (AOD) and Non-U.S. Based Subsidiary Operations. These operating segments are divisions within the Company and each division has discrete financial information prepared for internal reporting to management. Management considered the following factors to be significant in identifying these operating segments: technology levels, end-use applications of products, and customer characteristics. Advance research and development is funded at the corporate level and provides new products and technology to the operating segments for use in their markets. Each operating segment conducts its own application engineering and technical support for the sales and market development of the new products and technology.


                     GASEOUS FUEL PRODUCTS DIVISION

OVERVIEW. GFPD is a leading supplier of engine components and systems that allow internal combustion engines to operate on gaseous fuels, primarily propane and natural gas. GFPD designs, develops, manufacturers and markets components and systems for engines ranging from 1 to 4,000 horsepower. Approximately 100 products account for 70 percent of the division's revenue. The division sells its products to the motor vehicle, material handling, small utility engine and large industrial engine OEMs and aftermarket through a world wide network encompassing over 400 OEMs, distributors, sub-distributors and dealers in over 30 countries. The distribution network is directed from the division's headquarters. Sales, application development and technical support to the aftermarket and OEMs in motor vehicle, material handling, small utility engine and large industrial engine end uses are conducted through its domestic offices and its worldwide distributor network. Thirty-nine percent of GFPD's sales are outside the U.S. and Canada with the trend towards increasing foreign sales continuing. Additionally, the U.S. motor vehicle aftermarket has transitioned to an OEM market due to fleet customers' preference for OEM warranty programs and dealer services. Consequently, the U.S. motor vehicle aftermarket has limited long term potential.

GFPD has the leading world wide market share in gaseous fuel system and component sales for forklifts and small industrial engines. This market is expanding and GFPD is developing new value-added sales. The trend will be towards electronically controlled engine systems and fully dressed gaseous fueled engines for direct OEM installation.

PRODUCT LINES. GFPD's broad product lines are designed to support all internal combustion engine applications for automotive, forklifts, small utility engines and large industrial engines using gaseous fuels. Products include carburetors, convertors, engine control devices and fuel lock-offs. Tamper resistant carburetors and regulators meet California Air Resources Board (CARB) and Environmental Protection Agency (EPA) requirements for large and small engine applications. Electronic engine control devices are also available to optimize engine performance and emissions. The divison's liquid propane gas (LPG) converters are two stage regulators and vaporizers that regulate the amount of liquid propane fuel entering the carburetor and then transforms the fuel from a pressurized liquid state to a gaseous vapor by exposing the LPG to near atmospheric pressure. The division's vacuum and electro-mechanical fuel lock-off devices stop the flow of fuel when engines stop running. The products are marketed worldwide through distributors and to OEMs under the brand names IMPCO (registered trademark), BEAM (registered trademark), GARRETSON (registered trademark), J&S Carburetion (registered trademark), and Algas.

       IMPCO AND ALGAS PRODUCT LINES
          - Fuel delivery systems and components for 15 to 4,000 HP engines for motor vehicle, material handling, generators, large industrial engines and other off-road applications.

       BEAM, GARRETSON AND J&S CARBURETION PRODUCT LINES
          - Fuel delivery systems and components for 1 to 40 HP engines for material handling, gen-sets and other industrial applications.

During fiscal year 1999, sales of converters and lock-offs represented approximately 42 percent of consolidated core product sales, carburetors and mixers represented approximately 31 percent, and other products and sundry devices approximately 27 percent. The product sales mix during fiscal year 1999 was substantially the same as during the prior two fiscal years.

Products are sold worldwide to distributors, OEMs and foreign subsidiaries as aftermarket components and/or retrofit systems. In fiscal year 1999, sales in the United States and Canada represented 61 percent of the division's sales. GFPD revenues by region are shown below:


----------------------------------- ------------ ------------ ------------
GFPD Revenues                          FY 1999      FY 1998      FY 1997
----------------------------------- ------------ ------------ ------------
United States & Canada                   61%          66%          73%
Pacific Rim                               8%           9%           9%
Europe                                   11%          12%           4%
Latin America                            20%          13%          14%
----------------------------------- ------------ ------------ ------------

MARKET DEVELOPMENT. GFPD is focusing on it's two largest markets; material handling and motor vehicle aftermarket, which on a combined basis accounted for over 70 percent of the division's consolidated net sales for fiscal year 1999. Of these two markets, GFPD believes that the foreign motor vehicle aftermarket has the greatest potential for significant growth. Management anticipates that growth will occur in countries which have: (1) major metropolitan pollution problems and governmental pressure to reduce pollution; (2) economics favorable to gaseous fuels versus liquid fuels; and/or (3) local reserves of gaseous fuels for energy self reliance.


MOTOR VEHICLE

In the United States, GFPD's products/systems have been and will continue to be used by fleet operators. The market drivers are the Energy Policy Act, OEM Corporate Average Fuel Economy credits and fuel cost savings. Over the last three years the U.S. market has transitioned to an OEM market due to the fleet customers demand for vehicle OEM quality, warranty and service. AOD is responsible for the OEM market. As a consequence, the U.S. aftermarket opportunity of interest is being limited to very large specialized vehicle fleets such as the U.S. Postal Service and UPS.

The division's focus is to expand its presence in the overseas aftermarket. GFPD's key motor vehicle geographic markets are Latin America and the Pacific Rim.

LATIN AMERICA. In 1990, the Mexican Government mandated strict emission controls in urban areas limiting the use of liquid fuel vehicles during high pollution days in urban areas, particularly Mexico City. The mandates promoted the use of clean burning gaseous fuels by providing significant fuel cost savings. As a result, sales of GFPD products have increased substantially the past three years. The Company has established IMPCO Mexicano in Mexico City to improve customer service, technical support and increase our focus on the conversion of large fleets to gaseous fuels using IMPCO products.

The South American market consists of the following high growth countries:
Venezuela, Brazil, Argentina, Columbia and Chile. Argentina, Brazil, Chile and Venezuela have implemented plans to utilize gaseous fuels to reduce their dependency on liquid fuels and/or to reduce emissions in urban areas. Argentina, Brazil and Venezuela are growing markets. The strategy for these countries is to seek out strong local distributors and to focus sales development efforts on large fleets and on OEM vehicle manufacturers. Active distributors are being sought in Latin American countries.

PACIFIC RIM. The Australian market is driven by the economics of using gaseous fuels (propane) and secondarily by emerging regulations. Government supports the gaseous fuel usage because it displaces the importation of crude oil. For over ten years, the government has established an energy policy by pricing propane motor fuel 40-50 percent below gasoline to emphasize the economic benefits. Primary customers are large national fleets and taxicab operators. The Australian market expects a 20 percent sales growth rate over the next five years. Through the Company's subsidiary, IMPCO Australia Pty. Ltd, GFPD has established a strong technical product and customer service presence.

Use of gaseous fuels in Southeast Asia has high potential due to air pollution and availability of local sources of energy. The initial market development and growth is expected in Malaysia and Thailand. The Philippines and Indonesia are not expected to grow for the next several years due to the recent currency crisis. The division will continue to monitor the activities in these countries through the division's local distributors.

The market driver in China and India are governmental mandates to reduce air pollution in urban areas and favorable economics for gaseous fuels. The division has plans to continue to support IMPCO distributors with technical and market development back up during the current early stages of sales growth.


MATERIAL HANDLING

There are four key geographical areas where OEM material handling equipment is manufactured: North America, Europe, Japan and Korea. The majority of forklifts being imported to the U.S. arrive from the OEM with partial or complete IMPCO systems. The division has an exceptionally high market share on forklifts that are used in the U.S. and Europe and is focused on maintaining that share.

During recent years, a major shift has begun toward using U.S. manufactured engines in forklifts due to significant price advantages over Japanese-built engines. Significant changes will occur in the industry in the next several years as increased worldwide emphasis on emissions and system certifications will make it necessary for the engine manufacturer to consider the gaseous fuel and engine management system together. The division is working closely with OEMs in order to manage this change and meet these new requirements. GFPD has entered into joint product development programs with forklift OEMs and engine manufacturers to address these trends by providing cost effective technology enhanced systems which also control emissions. During the current fiscal year, the division expanded its business into value added engine dressing by purchasing the Crusader Engine Division of Thermo Power Corporation, a subsidiary of Thermo Power Electron Corporation. The Crusader Engine Division, which now operates as the

Industrial Engine Systems sub-division, provides engine dressing and related devices for material handling and industrial engines.

In March 1999, the Company completed the acquisition of certain assets of the alternative fuels division of Mikuni Corporation (Mikuni), headquartered in Tokyo, Japan. That division, based in Fukuoka, Japan, is a distributor of alternative fuel products and systems throughout Asia, with a focus on material handling equipment within the Japanese market. Mikuni has distributed IMPCO products in Japan since 1994. The acquisition provides GFPD, in addition to other IMPCO divisions through the Company's foreign subsidiaries, with an organizational base to capitalize on the rapidly growing alternative fuels market within the Asia Pacific region. Additionally, it will enhance IMPCO's technical and commercial presence within Japan and enable the Company to better serve and develop the material handling, automotive and industrial engine markets worldwide.


LARGE INDUSTRIAL ENGINES

Large industrial engines include stationary engines used for industrial applications and large mobile engines used in trucks and buses. Most large engines currently use diesel fuel and operate as compression ignition engines. Spark ignition natural gas or propane fueled versions of heavy duty diesel engines have been available for many years and are popular for many industrial applications where gaseous fuel is readily available. Over the last decade, spark ignition natural gas fueled heavy duty engines have been developed by a number of manufacturers for mobile and stationary applications. These engines offer significant emissions reduction potential, and as a result the development and commercialization of heavy duty gaseous fueled engines is expected to grow rapidly.

IMPCO has been developing electronic fuel systems for heavy duty truck and bus engines known as the HD AFE (advanced fuel electronic) system. HD AFE provides total air fuel ratio, ignition and engine management control for heavy duty gaseous fueled engines used in trucks and buses. It is based on IMPCO's patented air and gas mass sensing technology and advanced electronic engine management system, and can be used on lean burn engines that are turbocharged or normally aspirated.

The primary growth potential for the industrial engine and heavy duty mobile engine business is in the power generation market and the heavy duty mobile gas engines used in trucks and buses. North American generator set production continues to increase in response to growing global demand. Many of these sets are fueled by propane or natural gas. The growth in the heavy duty mobile engine market will be supported by the increased worldwide government mandates for clean air, such as the Clean Air Act of 1990, the Energy Policy Act of 1992 and the EURO 3 European emission standards. The division has been developing advanced electronic heavy duty fuel systems for a number of OEMs for heavy duty trucks and buses utilizing compressed natural gas and liquefied natural gas.

For the large stationary engine business, the division's focus is on domestic and international OEM customers due to the higher volumes associated with OEMs. In North America, since an infrastructure exists that supports the aftermarket, the division continues to pursue this market as well. The division will also continue to market the existing HD AFE system to qualified OEM customers and develop new co-funded programs with OEMs which lead to production.


SMALL INDUSTRIAL ENGINES

The small industrial engine market exists largely in the U.S. and Canada, with limited European markets for applications such as gaseous fueled floor sweepers, buffers, standby generators, commercial agricultural and lawn and garden equipment and manlifts. GFPD has a significant share of this market. The small industrial engine market drivers are the environmental emission pressures and the availability of gaseous fuels for home and small business use. GFPD products and services are positioned to meet these market needs. Consequently, strong growth is projected as gaseous fueled engines replace gasoline fueled small industrial engines.

APPLICATIONS DEVELOPMENT FACILITIES. GFPD has an application development facility located in Cerritos, California that performs component and subsystem validation and quality control testing. Additionally, the division has a 10,000 square foot application development facility in Seattle, Washington that has the capability to fully develop and test heavy duty gaseous fuel systems. The division has extensive experience and expertise in a broad range of areas relating to motor vehicle, material handling, generators and heavy duty engines and provides technical and engineering services including:

      -  Development, validation and quality control testing
      -  Extended vibrations, shock loads and accelerations
      -  Fuel system development for CNG, LPG and LPG HD engines
      -  Ignition system and engine electronic control unit development
      -  Optimized engine calibration development
      -  Engine and vehicle systems integration
      -  Advanced control system software development
      -  Advanced adaptive software technologies

      -  Air and gas mass sensor development
      -  Emissions measurement and engine testing


MANUFACTURING. All of the division's products are manufactured or assembled at the Company's headquarter facilities in Cerritos, California and in Sterling Heights, Michigan encompassing over 180,000 square feet. Current manufacturing operations consist largely of mechanical assembly with light machining. The division places reliance on outside suppliers for parts and components. It obtains components for products from a variety of domestic automotive and electronic part suppliers, local diecasters, stamping operations and machine shops. Approximately 10 suppliers accounted for approximately 74 percent of the division's raw material purchases.

Material costs, die cast aluminum parts in particular, represent the major component of cost of sales. Coordination with suppliers for quality control and timely shipments is a high priority to maximize the division's inventory management. The division uses a computerized material requirement planning system to schedule material flow and balance the competing demands of timely shipments, productivity and inventory management.

The division follows quality processes in accordance with ISO9001 and expects to be ISO9001 certified by the end of FY00.

The division has not experienced and does not expect to experience any significant difficulty in complying with environmental regulations applicable to its manufacturing processes and facilities.

The work force at Cerritos and Sterling Heights is non union.

DISTRIBUTION. During fiscal year 1999, sales to distributors accounted for approximately 67 percent and sales to OEM customers accounted for approximately 33 percent of sales. This is consistent with fiscal years 1998 and 1997.

Distributors primarily service the aftermarket conversion business and small-volume OEMs, and are generally specialized and privately owned enterprises. Many domestic distributors have been customers of IMPCO for more than 30 years, and most export distributors have been customers for more than 20 years.

OEM customers for vehicle and forklift manufacturers include Clark Material Handling Co., Ford Motor Company, Generac, Kohler Company, Mitsubishi Caterpillar Forklift America, Inc., NACCO Material Handling Group, Onan Corporation, and Toyota Industrial Equipment Mfg. Inc.

OEM customers for heavy duty industrial equipment manufacturers include Caterpillar, Inc., Cummins Engine Company and Waukesha Engine.



                             AUTOMOTIVE OEM DIVISION


OVERVIEW. AOD was organized in mid-1996 to develop and manufacture fuel systems for automotive OEM applications. The division carries out a complete range of operations aimed at developing cost-effective and efficient gaseous fuel systems for urban fleet vehicles such as trucks, taxis and passenger vehicles. AOD's capabilities include: full vehicle engineering and validation; powertrain controls and validation; advanced manufacturing for engine controls; natural gas fuel storage; and testing procedures to meet different global emission control standards and fuel control devices and technology for gaseous fuels and other gases for subsequent use in internal combustion engines, fuels cells and other applications requiring metering of gases.

PRODUCTS. The division's fuel management systems are designed to offer several levels of technology to meet customer needs. The Adaptive Digital Processor
(ADP) uses advanced electronic technology to learn and store key operating characteristics of the specific vehicle. The ADP enhancer complements the ADP with diagnostics and spark timing modules. The division's Gas Mass Sensor - Mixer Control Valve (GMS-MCV) uses mass sensing hot wires to calculate the engine's air/fuel mixture. During engine operation, an on-board computer adjusts the mixture to achieve optimum results in engine performance to reduce emissions. The division is also developing a fuel injection system for ultra low emission vehicles. These injectors are designed for vaporized natural gas or vaporized propane for use in the latest engine technologies.

The division continues to improve its current fuel delivery systems and is developing new systems to meet increasingly stringent vehicle operational and emission requirements. The division is enhancing its on-board computer utilizing the vehicle-specific software required for the GMS-MCV product, a mass-sensor and the necessary hardware for a variety of vehicle types including pickup trucks, vans and passenger cars.

The division is also developing improved system technology utilizing injectors, high and low pressure regulators, on-board diagnostics, high performance 32-bit engine control modules, fuel lockoffs and related components. The division believes that it will continue to satisfy the differing engine and emission control approaches being used on engines in its domestic and foreign markets.

Product revenue in fiscal year 1999 represents sales of mid-1998 and 1999 GM pick-up trucks and GM mid-size automobiles upfit with the Company's bi-fuel Compressed Natural Gas (CNG) system, and sales of 1998 and 1999 medium-duty dedicated Liquid Propane Gas (LPG) kits under a cross-license agreement with GM.

PRODUCT AND REGULATORY ENVIRONMENT. The automotive alternative fuel system market is influenced by environmental laws which regulate emission standards and energy laws which strive for energy independence. In addition, there are certain economic advantages to using alternate gaseous fuels in many countries. Legislation has provided incentives and programs to promote and develop infrastructures for alternative fueled vehicles, some requiring fleet vehicle owners to phase in alternative fueled vehicles and impose penalties upon failure to meet standards and guidelines.

In the United States, the Federal Energy Policy Act of 1992 mandates that 75 percent of the light duty vehicles acquired by the federal, state and municipal governments by fiscal 2002, and thereafter, be alternative fueled vehicles, and non-government fleet operators of 20 or more vehicles will be required to include at least 20 percent alternative fueled light duty vehicles in their total vehicle purchases by fiscal 2002. Beginning 2005 and thereafter, 70 percent of the vehicles acquired by fleet operators of 20 or more vehicles must be alternative fueled vehicles.

The economic-driven market is two-fold: fleets that are looking to improve their costs of operations and countries where alternative fuels are plentiful and costs are significantly lower than gasoline are seeking to export their oil and utilize the lower-cost alternative fuel.

The environmental-driven market is primarily driven by severe pollution problems and pressures by governments to clean their air in Mexico City and Beijing. Efforts are currently being made to secure Mexico and Chinese governmental approval and funding to develop fuel systems and convert vehicles in these markets.

MARKET DEVELOPMENT. The worldwide demand for alternative fueled vehicles is making it feasible for OEM production. The division has become the preferred OEM supplier to GM for gaseous fuel automotive systems. During fiscal 1998, the division signed a five-year teaming agreement with GM to develop clean gaseous fuel delivery systems for passenger cars and medium and light-duty trucks. Development programs and the commercialization of OEM vehicles with IMPCO systems are on-going in the United States, Mexico and China.

The division's acquisition of tank-making equipment and the utilization of is intended to extend its capabilities of tank testing and research and development into the next generation of fuel storage systems. Development of fuel storage technology is an important component of the division's long-term strategy to be the premier Tier 1 component supplier to automotive OEMs. AOD believes that product quality and low-cost are essential for OEM recognition and it is continually upgrading its quality assurance program and seeking low-cost system solutions.

CERTIFICATIONS. The division must obtain certification from government bodies to sell certain of its products in the United States and other foreign countries. Currently, the division has secured the following certifications:

      - U.S. Emission Compliance (Environmental Protection Agency, California Air Resources Board, Colorado Air Quality Control Commission)
      - International Emissions Compliance (Canada, Europe, Australia, Brazil, Mexico, Argentina)
      - U.S. Safety & Performance Standards Compliance (DOT, NHTSA, FMVSS, UL, AGA)
      - International Safety & Performance Standards Compliance (Transport Canada, CGA, German TUV)

ASSEMBLY AND SYSTEM INSTALLATION. The division assembles the majority of its own components at its facility in Irvine, California. It outsources assembly of complex electronic components and selects key suppliers for certain components of developed fuel systems. Approximately 10 suppliers accounted for approximately 50 percent of raw material purchases. A major supplier of components on certain programs is the Gaseous Fuel Products Division.

Complete systems are installed on vehicles at the OEM manufacturing facility or at third-party upfitter sites. The criteria for the sites is proximity to vehicle manufacturing and delivery points.

The division follows quality processes in accordance with QS9000 and expects to be QS9000 certified by the end of fiscal year 2000. QS9000 is equivalent to ISO9000 with additional requirements for the automotive industry.

The division has not experienced and does not expect to experience any significant difficulty in complying with environmental regulations applicable to its assembly processes and facilities.

The work force at Irvine is non union.

                NON-U.S. BASED SUBSIDIARY OPERATIONS

OVERVIEW. The Non-U.S. based subsidiary operations (subsidiaries) segment consists of foreign-based operations located in Europe, Australia, Mexico, and Japan which are responsible for sales, application and market development, technical service and profitability in the regional areas. The following subsidiaries represent GFPD and AOD products and systems and provide sales support, application development, and technical support to aftermarket and OEM customers.

IMPCO-BERU TECHNOLOGIES B.V. (IMPCO BV). IMPCO BV, based in the Netherlands with customer support offices in France, Germany and the United Kingdom, is a majority-owned subsidiary with a primary focus on the material handling and the heavy duty mobile engine markets. The subsidiary is strategically targeting the automotive and heavy duty engine markets through the joint venture with BERU, in addition to expanding its current significant market share in the material handling market.

IMPCO BV provides complete services in areas of systems & powertrain controls engineering, integration & packaging, system build, emissions testing and validation to aftermarket and OEM customers. The subsidiary provides Europe-wide service and technical support. IMPCO BV performs modular conversion kit assembly, fuel storage assembly, and fuel system testing. The subsidiary is ISO9000 accredited.

IMPCO BV has not experienced and does not expect to experience any significant difficulty in complying with environmental regulations applicable to its assembly processes and facilities.

The work force at all European locations is non union.

IMPCO TECHNOLOGIES PTY LTD. (IMPCO PTY). IMPCO Pty, based in Melbourne and Sydney, Australia, is a wholly owned subsidiary whose primary focus is to serve and develop the Australian alternative fuels market. Sales and market development of the Pacific Rim region for expanded growth is also a strategic objective. IMPCO Pty's major functions are factory distribution of IMPCO products, market development of OEMs and aftermarket with concentration on motor vehicle fleets and dealers, application design and development work specific for the region, and technical training, support and development of authorized installation network.

Through its Australian entity, IMPCO is able to satisfy the supply, technical and customer support needs of OEMs, fleets, dealers and general customers in the region with reliable, efficient, clean and economical performing systems.

IMPCO Pty performs modular conversion kit assembly, fuel storage assembly, and fuel system testing and has achieved QS9000 and ISO9002 accreditation.

IMPCO Pty has not experienced and does not expect to experience any significant difficulty in complying with environmental regulations applicable to its assembly processes and facilities.

The work force at all Australian locations is non union.

GRUPO IMPCO MEXICANO (IMPCO MEXICANO). IMPCO Mexicano, based in Mexico City, is a majority owned subsidiary whose primary focus is to serve and develop the Mexican alternative fuels market. Sales and market development of Latin America for expanded growth is also a strategic objective. IMPCO Mexicano's major functions are factory distribution of IMPCO products, market development of OEMs and aftermarket with concentration on motor vehicle fleets and dealers, and technical training, support and development of authorized installation network.

Through its Mexican subsidiary, IMPCO is able to provide the supply, technical and customer support needs of OEMs, fleets and general customers in the region with reliable, efficient, clean and economical performing systems.

IMPCO Mexicano has not experienced and does not expect to experience any significant difficulty in complying with environmental regulations applicable to its assembly processes and facilities.

The work force at IMPCO Mexicano is non union.

IMPCO TECHNOLOGIES JAPAN (IMPCO JAPAN). IMPCO Japan, based in Fukuoka, is a wholly owned subsidiary whose primary focus is to serve and develop the Japanese and far east alternative fuels markets. IMPCO Japan's major functions are factory distribution of IMPCO products, market development of OEMs and aftermarket with concentration on motor vehicle fleets and material handling equipment dealers, and technical training, support and development of authorized installation network.

Through its Japanese subsidiary, IMPCO is able to satisfy the supply, technical and customer support needs of OEMs, fleets, dealers and general customers in the region with reliable, efficient, clean and economical performing systems.

IMPCO Japan has not experienced and does not expect to experience any significant difficulty in complying with environmental regulations applicable to its assembly processes and facilities.

The work force at IMPCO Japan is non union.


ADVANCED RESEARCH AND PRODUCT DEVELOPMENT

During fiscal year 1998, the Company opened a facility dedicated to the research and development of systems and products that support the use of clean burning gaseous fuels in internal combustion engines and fuel cells. The Advanced Technology Center is located on a five-acre tract of land in Irvine, California. The center currently employs over 100 employees and has sophisticated state-of-the-art research laboratories, emissions control equipment and alternative fuel vehicle assembly and testing facilities.

In support of the operating segments, the Advanced Technology Center sponsors the development of technology, products and fuel systems for motor vehicles, heavy duty engines, forklifts, stationary engines and small industrial engines. The operating segments utilize this technology for the development of new products for future applications including injectors and catalysts, fuel storage vessels, fuel acquisition devices and fuel cells.


PRODUCT CERTIFICATION

The Company must obtain certification from the Environmental Protection Agency
(EPA) to sell certain of its products in the United States and from the California Air Resources Board (CARB) to market certain products in California. Each car, truck, van or engine sold in the U.S. market must be certified by the EPA before it can be introduced into commerce. The Company's products must meet component, subsystem, and system level durability, emission, refueling and various idle tests.

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

The "IMPCO", "BEAM", "GARRETSON" and "CARBURETION J&S" marks are registered as trademarks on the United States Principal Register. They are also registered in other countries throughout the world.


YEAR 2000

The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures, due to processing errors potentially arising from calculations using the Year 2000, could result in miscalculations or a complete system failure causing disruptions of operations, including, among other things, a temporary inability to process financial transactions, update customer accounts, bill customers, plan production, or engage in similar normal business activities. The Company has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the year 2000 and thereafter. It has completed its assessment of the Year 2000 issue through communication with key customers, suppliers, financial institutions and others with which it conducts business and review of its current internal computer systems to identify potential Year 2000 issues. Based on this assessment, the Company is not aware of any key customer, supplier, or financial institution with inadequate solutions. Also, it has upgraded all computer hardware to comply with Year 2000 dates and dates thereafter. Finally, the Company has developed plans to address system modifications required by December 31, 1999 and these plans basically require the upgrade to new versions of packaged software. The Company has completed a majority of these upgrades and plans to have all system software upgraded prior to December 31, 1999.

Direct costs associated with addressing the Year 2000 issue have not been significant and no information technology plans have been deferred due to Year 2000 efforts. The financial impact of making the required systems changes is not expected to be material to the Company's consolidated financial position, results of operations or cash flows.

The Company has not yet established a contingency plan to address Year 2000 risk factors outside the Company's control, but it expects to create such a plan by September 30, 1999.

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


EURO CONVERSION

On January 1, 1999, 11 of the 15 member countries of the European Union (EU) established fixed conversion rates through the European Central Bank (ECB) between existing local currencies and the euro, the EU's new single currency. Following introduction of the euro, local currencies will remain legal tender until December 31, 2001. During this transition period, goods and services may be paid for with the euro or the local currency under the EU's "no compulsion, no prohibition" principle. If cross-border payments are made in a local currency during this transition period, the amount will be converted into euros and then converted from euros into the second local currency at rates fixed by the ECB. No later than December 31, 2001, participating countries will issue new euro-denominated bills and coins for use in cash transactions. By no later than July 1, 2002 participating countries will withdraw all bills and coins denominated in local currencies, making the euro conversion complete.

Europe is a significant market for the Company, contributing 17 percent of consolidated product sales. As a result, the Company is in the process of assessing the euro's impact on the Company's business and pricing strategies for customers and suppliers and ensuring that the Company's business processes and systems can process transactions in euros and local currencies during the transition period and achieve the conversion of all relevant local currency data to the euro by December 31, 2001.

The euro introduction is not expected to have a material impact on the Company's overall currency risk. The Company anticipates the euro will simplify financial issues related to cross-border trade in the EU and reduce the transaction costs and administrative time necessary to manage this trade and related risks. The Company believes that the associated savings will not be material to consolidated results.

ITEM 2  -  PROPERTIES

The Company's executive offices are located in Cerritos, California and along with the GFP division occupy 105,000 square feet in two buildings at a single 4-acre location. The Cerritos site is leased until May 2004, with a five year renewal option. The Company's Automotive OEM Division and Advanced Technology Center is located in Irvine, California and occupies 110,000 square feet in one building at a 3-acre location. The Irvine site is leased until August 2004, with two five year renewal options. The Company maintains an application development facility for large stationary and heavy duty engines in a suburb of Seattle, Washington which occupies approximately 10,000 square feet in a portion of an office park building. These premises are leased until December 2000. The Company's Industrial Engine Systems sub-division is located in Sterling Heights, Michigan and occupies 78,000 square feet. The Sterling Heights facility is leased until November 1999. The Company believes its facilities are adequate for its core product manufacturing operations and OEM development programs and production. The Company's facility in Rijswijk, Holland occupies approximately 16,000 square feet and is leased until October 31, 2000, with a five year renewal option. The Company's facility in Cheltenham, Australia occupies approximately 15,000 square feet and is leased until May 31, 2001, with a four year renewal option. The Company's facility in Mexico City, Mexico occupies approximately 14,000 square feet and is leased until April 4, 2002. The Company's facility in Fukuyoko, Japan occupies approximately 4,000 square feet and is leased until July 31, 2000.


ITEM 3  -  LEGAL PROCEEDINGS

The Company is a party to several legal actions, but based on discussions with legal counsel, management does not believe that any of these actions will have a material adverse effect on its business or financial condition.


ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year ended April 30, 1999.


FORWARD-LOOKING STATEMENTS

The statements contained in this Part I that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in "Certain Factors" at the end of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                     PART II
                                     -------


ITEM 5  -  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on The Nasdaq Stock Market under the symbol "IMCO". All common stock prices are closing prices quoted by The Nasdaq Stock Market.


                              Fiscal year 1999          Fiscal year 1998
                           --------------------       -------------------
   Quarter Ended             High         Low           High        Low
   -------------           --------    --------       --------    -------
   July 31                 $ 17 3/8    $ 12 1/2       $ 10        $ 6 7/8
   October 31                17 1/2      12             12 5/8      9 5/8
   January 31                17          12 1/4         12 3/8      9 1/4
   April 30                  15           8 1/2         13 1/8     11 1/4

On June 30, 1999, there were 505 holders of record of the Company's common stock.

The Company has never paid dividends on its common stock. It intends to retain future earnings to finance the operation and expansion of its business and does not anticipate paying cash dividends in the foreseeable future.

The holders of the 1993 Series 1 Preferred Stock ("Preferred Stock") were entitled to cumulative cash dividends in an amount equivalent to interest at an annual rate per share (based on a deemed value of $1,000 per share) equal to the Seattle-First National Bank prime rate of interest, plus 1.5%, but not to exceed $105 per share nor be less than $80 per share annually. On March 31, 1999 each share of Preferred Stock was converted into approximately 189 shares of common stock at a $5.29 conversion price per share. As a result, after March 31, 1999 no shares of Preferred Stock were outstanding.

ITEM 6  -  SELECTED CONSOLIDATED FINANCIAL DATA

                                             In thousands, except per share amounts
                                     ----------------------------------------------------
                                                 Fiscal Years Ended April 30,
                                       1999       1998        1997       1996      1995
                                     -------     -------     -------    -------   -------
Income Statement Data:
----------------------
Net revenue 1                        $86,826     $71,083     $61,828    $51,575   $45,231

Research and
   development expense                11,612      12,062       7,725      7,171     6,197
Operating income                       6,903       7,118       4,850      4,132     3,540
Interest expense                       1,170         935       1,100        504       292
Gain on sale of subsidiary             2,169          -           -          -         -
Net income 2,3                         6,331       4,865       3,225      4,671     2,967
Dividends on preferred stock 4           531         595         581        610       548

Net income applicable
   to common stock                     5,800       4,270       2,644      4,061     2,420

Net income per share 3,4:
   Basic                                 .80         .67         .46        .72       .43
   Diluted                               .71         .60         .43        .64       .39

Number of shares used in
   per share computation 4:
   Basic                               7,293       6,334       5,722      5,648     5,620
   Diluted                             8,976       8,155       6,131      7,300     6,272

Balance sheet data:
-----------------
Total current assets                 $52,120     $38,817     $29,904    $24,578   $13,626
Total assets                          73,562      58,178      47,113     37,728    22,109
Total current liabilities             16,892      11,417      11,656      9,266     5,111
Long-term obligations                 13,894      11,387      12,721      8,823     1,855
Stockholders' equity                  41,449      34,305      22,063     19,256    15,143
-------------------------
See accompanying notes.


NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA

1 Includes contract revenue during fiscal year ended April 30, 1999, 1998, 1997, 1996 and 1995 of $11,006,000, $ 8,874,000, $3,392,000, $3,087,000 and
$1,524,000, respectively. See Note 12 of the "Notes to Consolidated Financial Statements."

2 Fiscal year 1996 includes an income tax benefit of $1,700,000, due to the reduction in the valuation allowance for deferred tax assets (equivalent to $0.30 per basic share and $0.26 per diluted share) and $318,000 net income from the Company's European subsidiary that was acquired in October 1995.

3 Includes gain on sale of 49 percent interest in IMPCO BV to BERU Aktiengesellschaft during fiscal year 1999. The Company recorded a pre-tax gain of $2,169,000 and an after-tax gain of $1,757,000, or $0.20 per diluted share.

4 During fiscal years 1996 and 1998, shares assumed to be issued upon conversion of the Company's preferred stock were included in the calculation since it resulted in a reportable dilution. During fiscal year 1999 preferred stock was converted to common stock and the diluted Earnings Per Share is calculated as though the conversion occurred at the beginning of the fiscal year.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FORWARD-LOOKING STATEMENTS

The statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in "Certain Factors" at the end of this discussion and other factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission. All period references are to the Company's fiscal periods ended April 30, 1999, 1998 or 1997, unless otherwise indicated.

OVERVIEW

IMPCO Technologies, Inc. designs, manufactures and markets equipment that allows internal combustion engines to operate primarily on alternative gaseous fuels, mostly propane and natural gas. The Company's products include fuel management systems and components, and are sold for maintenance, aftermarket conversions and as original equipment on motor vehicles, forklifts and small portable to large stationary engines. Worldwide, the products are marketed through distributors and original equipment manufacturers. IMPCO Technologies, Inc. classifies its business interests into three operating segments: Gaseous Fuel Products Division, Automotive OEM Division, and Non-U.S. Based Subsidiary Operations. Advanced research and development is funded at the corporate level and provides new products and technology to the operating segments.

RESULTS OF OPERATIONS

ACQUISITIONS

In fiscal year 1997, the Company through its wholly-owned subsidiary, IMPCO Technologies, Pty. Limited (IMPCO Pty), acquired certain assets of Ateco Automotive Pty. Limited (Ateco), including a 50 percent ownership interest in Gas Parts (NSW) Pty., for a purchase price of approximately $6,532,000. In fiscal year 1998, IMPCO Pty acquired the remaining 50 percent ownership interest in Gas Parts (NSW) Pty. IMPCO Pty's consolidated revenues totaled approximately $5,398,000 and $6,893,000 in fiscal year 1999 and 1998, respectively, and $7,816,000 for 10 months of operations in fiscal year 1997.

In fiscal year 1998, the Company purchased certain manufacturing equipment and inventory of the Algas Carburetion Division of PGI International at a purchase price of $2,400,000. On the same day, the Company acquired a 90 percent interest in Industrias Mexicanas de Productos de Combustibles, S. de R.L. de C.V. (IMPCO Mexicano) at a purchase price of $961,000. IMPCO Mexicano had revenues of approximately $2,671,000 in fiscal year 1999 and $823,000 for 5 months of operations in fiscal year 1998.

In fiscal year 1998, the Company purchased from the bankruptcy trustee of EDO Canada, Ltd. certain development, testing, quality control and manufacturing equipment used for the manufacture of storage tanks for compressed natural gas. The purchase price was $790,000. There have been no sales to date.

On May 1, 1998, the Company acquired the remaining 49 percent interest in IMPCO Technologies, B.V. (IMPCO BV) for a purchase price of $692,000. On January 28, 1999, the Company sold a 49 percent interest in IMPCO BV to BERU Aktiengesellschaft (BERU), an international Original Equipment Manufacturer and aftermarket supplier of diesel and automotive engine components and systems, for $3,500,000 in cash. The Company recorded a pre-tax gain of $2,169,000 and an after-tax gain of $1,757,000, or $0.20 per diluted share. The new company is operated as IMPCO-BERU Technologies, B.V. and had revenues of approximately $12,941,000, $11,588,000, and $9,203,000 in fiscal years
1999, 1998 and 1997, respectively.

On December 4, 1998, the Company acquired certain assets of the Crusader Engine division of Thermo Power Corporation, a subsidiary of Thermo Power Electron Corporation, for approximately $3,880,000. The Crusader Engine division provides engine dressing and related devices for material handling engines. The acquisition was accounted for under the purchase method of accounting and goodwill of approximately $662,000 is being amortized on the straight-line method over 20 years. Tangible net assets acquired consisted of $2,500,000 in inventory and $718,000 in fixed assets.

On March 30, 1999, the Company through its wholly-owned subsidiary, IMPCO Tech Japan K.K. (IMPCO Japan), acquired certain assets of the alternative fuels division of Mikuni Corporation, headquartered in Tokyo, Japan, for approximately Y158,629,000 (U.S.$1,325,000). The alternative fuels division, based in Fukuoka, Japan, is a distributor of alternative fuels products and systems throughout Asia, with a focus on the Japanese market. Mikuni has distributed IMPCO products in Japan since 1994. The acquisition was accounted for under the purchase method of accounting and goodwill of approximately Y113,016,000

(U.S.$944,000) is being amortized on the straight-line method over 20 years. Tangible net assets acquired consisted of $362,000 in inventory and $19,000 in fixed and other assets.

FISCAL YEAR 1999 VS. FISCAL YEAR 1998

Revenues and operating income for IMPCO's business segments in fiscal year 1999 and 1998 are as follows:

---------------------------------------- ----------------------- -------------------------
                                                 Revenues            Operating Income
---------------------------------------- ----------------------- -------------------------
(IN THOUSANDS)                              FY 1999      FY 1998     FY 1999     FY 1998
                                         ------------ ----------- ------------ -----------
Gaseous Fuels Products Division              $52,632    $48,277      $14,284    $14,749
Automotive OEM Division                       24,469     12,328          (27)    (1,451)
Non-U.S. Based Subsidiaries                   21,188     19,304        1,504      1,772
Corporate Expenses                                 -          -       (5,516)    (4,996)
Advanced Research & Product Develop.               -          -       (3,053)    (2,523)
Intersegment Elimination                     (11,463)    (8,826)        (289)      (433)
---------------------------------------- ------------ ----------- ------------ -----------
    Total                                    $86,826    $71,083       $6,903     $7,118
---------------------------------------- ------------ ----------- ------------ -----------

The Company's net revenue for fiscal year 1999 increased by $15.7 million, or 22 percent, compared to the prior fiscal year. The Automotive OEM Division accounted for $12.1 million of this increase, of which $9.7 million resulted from increased OEM motor vehicle upfit sales. Contract revenues, primarily from the GM program, increased $2.4 million. Product sales from the Gaseous Fuel Products Division increased by approximately $4.4 million, or 9 percent, compared to the prior fiscal year. The following table sets forth the Company's product revenues, including upfit revenue, by application across all business segments:

--------------------------------------------------------- ---------------- ----------------
(IN THOUSANDS)                                                 FY 1999          FY 1998
--------------------------------------------------------- ---------------- ----------------
Motor vehicle products                                            $32,748          $21,870
Forklifts and other material handling equipment                    31,822           29,493
Small portable to large stationary engines                         11,251           10,846
--------------------------------------------------------- ---------------- ----------------
    Total product sales                                           $75,821          $62,209
--------------------------------------------------------- ---------------- ----------------

During fiscal year 1999 and 1998 the Company's product revenue, including upfit revenue, was generated in the following geographic regions:

--------------------------------------------------------- ---------------- ----------------
Fiscal Years Ended April 30,                                   1999             1998
--------------------------------------------------------- ---------------- ----------------
United States and Canada                                        60%              57%
Pacific Rim                                                      9%              13%
Europe                                                          17%              19%
Latin America                                                   14%              11%
--------------------------------------------------------- ---------------- ----------------

GASEOUS FUELS PRODUCTS DIVISION. Net revenues increased to $52.6 million, compared to $48.3 million in fiscal year 1998. This increase was primarily a result of the current year addition of the Industrial Engine Systems Division, higher revenues from the small engine market and higher transfer sales to support the increased sales levels of the subsidiaries. For the current year, the increase in the small engine market resulted from higher demand for small portable engines - primarily generators - as consumers and small business prepare for the Year 2000. These increases were partially offset by lower revenues from the large stationary engine market where net revenues decreased from $3.3 million in fiscal year 1998 to $2.3 million in fiscal year 1999. This decrease is primarily a result of reduced demand for large power generation units used in power replacement and recreational applications and other heavy duty applications, particularly in the Far East. Management anticipates that overall revenues generated by GFPD during fiscal year 2000 will be higher than fiscal year 1999, primarily due to a full year reporting of the Industrial Engine Systems (IES) sales and higher motor vehicle component sales to the Latin America markets. This is a forward-looking statement. See "Risk Factors".

Operating income decreased approximately $465,000 in fiscal year 1999. This decrease was a result of higher sales and administrative expenses, primarily from additional marketing and technical support expenses to support the higher sales. Additionally, division funded product application development costs increased from $1,254,000 in fiscal 1998 to $1,539,000 in fiscal 1999. These amounts were partially offset by higher gross profits as a result of higher sales volumes, although the percent margin decreased from 38.9 percent to 37.1 percent as a result of anticipated lower margins realized on the system sales from IES. Additionally, customer funded R&D expense decreased by $263,000 in fiscal 1999. Management anticipates that divisional operating income will be higher in fiscal year 2000, compared to fiscal year 1999, as a result of higher sales and gross margin amounts. However, management is expecting the gross margin percent to decrease as the percent mix of IES sales increases during fiscal year 2000. These are forward-looking statements. See "Risk Factors".

AUTOMOTIVE OEM DIVISION. Net revenues increased to $24.5 million, compared to $12.3 million in fiscal year 1998. This increase is a result of higher motor vehicle upfit revenue, which increased to $13.5 million compared to $3.7 during the prior fiscal year. This represents an approximate 262 percent increase in upfit revenue. During fiscal year 1999, the upfit revenue represented 3,300 units consisting of mid-size automobiles upfit with the division's bi-fuel compressed natural gas fuel system, medium-duty dedicated Liquid Propane Gas (LPG) kits under a cross license agreement with General Motors, and GM pick-ups upfit with the division's bi-fuel compressed natural gas fuel system. During fiscal year 1998, the upfit revenue represented sales of 1,320 units consisting of GM pick-ups upfit with the division's bi-fuel natural gas fuel system and medium-duty dedicated Liquid Propane Gas (LPG) kits under a cross license agreement with General Motors. Management expects upfit revenues to be significantly higher during fiscal year 2000 compared to fiscal year 1999 due to higher customer orders for the Company's systems on GM vehicles. This is a forward-looking statement. See "Risk Factors".

During 1999, contract revenues increased $2.4 million, or 28 percent, as compared to fiscal year 1998. This increase was due to the addition of several vehicle platforms and additional future model years for existing platforms under the GM development contract and development contracts funded by the Southern California Air Quality Management District. Contract revenue is principally recognized by the percentage of completion method. Profits expected to be realized on contracts are based on the Company's estimates of total contract sales value and costs at completion. These estimates are reviewed and revised periodically throughout the lives of the contract. Management anticipates, based on new contracts negotiated with GM and expected levels of contract completion in fiscal year 2000, that contract revenue for the next fiscal year will be lower than levels experienced during fiscal year 1999. Additionally, profit levels expected on the contracts in fiscal year 2000 will be substantially lower than levels realized during fiscal year 1999 due to the new contracts. These are forward-looking statements. See "Risk Factors".

Operating losses decreased approximately $1.4 million in fiscal year 1999. This decrease was a result of higher contract revenues, primarily from the GM program, and associated lower product application development costs for new products being commercialized. Product application development expense is primarily for system development and application engineering of the Company's products under the funded General Motors contract and other funded contract R&D work with the Southern California Air Quality Management District and other agencies, and for internally funded product and component application development work. R&D expense directly related to externally funded product application development work decreased from $7.4 million in fiscal year 1998 to $6.1 million in fiscal year 1999. These decreases are a result of improved productiveness resulting from knowledge transfer over multiple platforms and application of knowledge to non-GM funded contracts. R&D expense directly related to internally funded product application development work decreased approximately $200,000 compared to fiscal year 1998.

This decrease is a result of efficiencies realized in developing new advanced technology and products. Management believes the division's future success depends on its ability to design, develop and market new products that interface successfully with new engine electronic technology, and which meet mandated emission standards and advanced fuel storage technology. Management anticipates that R&D expense in fiscal year 2000 will be higher than levels experienced during fiscal year 1999. This is a forward-looking statement. See "Risk Factors".

The decrease in operating losses as a result of higher contract revenues was nearly offset by lower gross margins on the upfit product sales, compared to the prior fiscal year. During fiscal 1999, the division experienced negative material usage variances and increased fixed overhead costs not covered by production volumes for several new start-up OEM programs. Management anticipates that gross margins will be higher in fiscal year 2000 due to lower material costs and lower per unit overhead costs as a result of higher volumes. See "Risk Factors".

NON-U.S. BASED SUBSIDIARIES. Net revenues increased to $21.2 million in fiscal year 1999, compared to $19.3 million in fiscal year 1998. Non-U.S. based subsidiary revenues would have increased an additional $1.1 million if not for the strengthening U.S. Dollar. The weakening of foreign currencies versus the U.S. Dollar negatively impacts the conversion of foreign currency denominated sales. During fiscal year 1999, the Company realized increased revenues of $1.4 million from its European operation which primarily sells material handling components. Additionally, the Mexican operation, acquired in December 1997, reported a full year of revenues at $2.7 million compared to $.8 million in revenues for the five month period in fiscal year 1998. These increases were partially offset by a $1.4 million decrease in revenues from the Australian operation which primarily sells motor vehicle components. Without the strengthening U.S. Dollar, revenues from Australian operations would have decreased less than half this amount in fiscal year 1999. The lower product sales from the Australian operation are a result of a continued general economic slowdown in the Far East, a decrease in component sales to OEMs and unfavorable price differentials between propane and gasoline caused by the major disruption of natural gas supply in Australia in 1999 which increased demand for propane for household use and resulted in increased propane prices. Management anticipates that revenues in fiscal year 1999 will be higher than fiscal year 1998 as a result of the addition of IMPCO Japan and higher motor vehicle sales in Mexico and Australia. This is a forward-looking statement. See "Risk Factors".

Operating income decreased approximately $268,000 in fiscal year 1999, compared to the prior year, primarily as a result of lower product margins. The Company's gross profit margin on subsidiary based product sales decreased from 34 percent in fiscal year 1998 to 32 percent during fiscal year 1999. During fiscal year 1999, the Company's gross profit margin on subsidiary based product sales decreased as a result of higher material costs at the Australian and Mexico subsidiaries due to a strengthening U.S. Dollar against those country's foreign currencies. Also, this decrease is a result of higher material costs at the European subsidiary due to higher transfer pricing between the U.S. parent and the subsidiary. Management anticipates that gross profit percentages and operating income levels at the foreign operations could be lower in the future as a result of the strengthening U.S. Dollar versus foreign currencies and higher material costs as a result of adjustments to transfer pricing. This is a forward-looking statement. See "Risk Factors".

CORPORATE EXPENSES. Corporate expenses consist of general and administrative expenses at the corporate level to support the divisions and the corporation in areas such as executive management, finance, human resources, management information systems, legal services and investor relations. Additionally, amortization of goodwill and other intangible assets is recorded as a corporate expense. During fiscal year 1999, corporate expenses increased approximately $520,000 primarily due to increases in administrative personnel and administrative salaries and benefits to support the Company's growth and international operations and additional amortization of goodwill from acquisitions. Management anticipates that corporate expenses during fiscal year 2000 will be comparable to levels in fiscal 1999. This is a forward-looking statement. See "Risk Factors".

ADVANCED RESEARCH AND PRODUCT DEVELOPMENT. Advanced research & product development consists of projects that support multiple divisions and are therefore funded at the corporate level. In fiscal year 1999, advanced R&D increased approximately $530,000. This increase is a result of additional R&D efforts on the development of fuel storage technology and other advanced technologies. Management believes the Company's future success depends on its ability to design, develop and market new products that interface successfully with new engine electronic technology, and which meet mandated emission standards and advanced fuel storage technology. Management anticipates that advanced research and product development during fiscal year 2000 will be comparable to levels in fiscal 1999. This is a forward-looking statement. See "Risk Factors".

INTEREST EXPENSE. Interest expense for fiscal year 1999 increased by $235,000, or 25 percent, as compared to the prior fiscal year. For fiscal year 1999, the increase is a result of higher borrowings on the Company's lines of credit as compared to the prior year and as a result of higher long-term borrowings to fund the Algas Carburetion acquisition (December
1997), the purchase of the remaining 49 percent interest of IMPCO BV (May
1998), the purchase of the Crusader Engine Division (December 1998), and the purchase of IMPCO Japan (March 1999). The higher interest expense was partially offset by lower interest rates on the Company's credit facility with Bank of America and prepayments on certain long-term borrowings from funds received from the Company's redemption of its common stock purchase warrants during the third quarter of fiscal year 1998. Management anticipates that financing charges for fiscal year 2000 will be lower as compared to the current fiscal year. This is a forward-looking statement. See "Risk Factors".

PROVISION FOR INCOME TAXES. The Company's effective income tax rate for fiscal years 1999 and 1998 was 19 percent and 14.7 percent, respectively. The provision for income taxes consists primarily of federal, state and foreign taxes which are computed using statutory rates. The effective tax rate represents the statutory income tax rate reduced by the use of net operating loss carryforwards, R&D tax credits and other items. During fiscal year 1999, the deferred tax asset increased by $967,000 to $2,646,000 at April 30, 1999 due to research and development credits. For federal income tax purposes, the Company utilized all net operating loss carryforwards at the end of the 1998 fiscal year. Management has determined, based on the Company's history of prior operating earnings and its expectations for the future, that operating income of the Company will more likely than not be sufficient to recognize fully these net deferred tax assets and that the estimated effective annual rate in the future years will approximate the statutory rate. This is a forward-looking statement. See "Risk Factors".

FISCAL YEAR 1998 VS. FISCAL YEAR 1997

Revenues and operating income for Impco's business segments in fiscal year 1998 and 1997 are as follows:


------------------------------------------------ ---------------------------------- ----------------------------------
                                                             Revenues                       Operating Income
------------------------------------------------ ---------------------------------- ----------------------------------
(IN THOUSANDS)                                           FY 1998           FY 1997         FY 1998            FY 1997
                                                         -------           -------         -------            -------
Gaseous Fuels Products Division                          $48,277           $43,010         $14,749            $11,093
Automotive OEM Division                                   12,328             6,154         (1,451)            (1,801)
Non-U.S. Based Subsidiaries                               19,304            17,018           1,772              1,266
Corporate Expenses                                             -                 -         (4,996)            (4,315)
Advanced Research & Product Develop.                           -                 -         (2,523)            (1,314)
Intersegment Elimination                                 (8,826)           (4,354)           (433)               (79)
------------------------------------------------ ---------------- ----------------- --------------- ------------------
    Total                                                $71,083           $61,828          $7,118             $4,850
------------------------------------------------ ---------------- ----------------- --------------- ------------------


The Company's net revenue for fiscal year 1998 increased by $9,255,000, or 15 percent, compared to the prior fiscal year. Contract revenues, primarily from the GM program, represented $5,482,000 of this increase. Product sales for fiscal year 1998 increased by approximately $3,772,000, or 6 percent, which was unfavorably reduced by $2,326,000, or 4 percent, as a result of the negative effects from a strengthening U.S. Dollar against foreign currencies. The following table sets forth the Company's product revenues, including upfit revenue, by application across all business segments:


--------------------------------------------------------- ---------------- ----------------
(IN THOUSANDS)                                                    FY 1998          FY 1997
--------------------------------------------------------- ---------------- ----------------
Motor vehicle products                                            $21,870          $23,784
Forklifts and other material handling equipment                    29,493           23,291
Small portable to large stationary engines                         10,846           11,362
--------------------------------------------------------- ---------------- ----------------
    Total product sales                                           $62,209          $58,437
--------------------------------------------------------- ---------------- ----------------


During fiscal year 1998 and 1997 the Company's product revenue, including upfit revenue, was generated in the following geographic regions:


--------------------------------------------------------- ---------------- ----------------
Fiscal Years Ended April 30,                                   1998             1997
--------------------------------------------------------- ---------------- ----------------
United States and Canada                                        57%              66%
Pacific Rim                                                     13%              11%
Europe                                                          19%              12%
Latin America                                                   11%              11%
--------------------------------------------------------- ---------------- ----------------


GASEOUS FUELS PRODUCTS DIVISION. Net revenues increased to $48.3 million, compared to $43.0 million in fiscal year 1997. This increase was primarily a result of higher material handling related revenues, both domestically and internationally. The increase in domestic and international revenues was a result of the general upswing in economic conditions which increases the demand for forklift related equipment. Additionally, net revenues from large industrial engines increased to $3.3 million, compared to $2.6 million in fiscal year 1997. This increase is primarily a result of higher demand for large power generation units used in power replacement and recreational applications. Also, the division increased contract revenues in fiscal year 1998 under the VarietyPerkins development contract. These increases in revenues were partially offset by decreases in revenues from the motor vehicle product and small portable engine markets. The lower motor vehicle related revenues resulted from lower product sales for aftermarket conversions in the U.S. market due to new regulatory requirements shifting the automotive conversion market to direct OEM upfits. The reduction in small portable engine revenues was related to new EPA regulations affecting the small engine aftermarket.

Operating income increased approximately $3.7 million in fiscal year 1998. This increase was primarily realized from higher gross profit margins as a result of higher sales volumes and lower material costs. The increase in gross profit margins was partially offset by higher R&D expenses in 1998. Customer funded R&D expense increased from $157,000 in fiscal 1997 to $263,000 in fiscal 1998. Division funded R&D expense increased from $1,224,000 in fiscal 1997 to $1,254,000 in fiscal 1998.

AUTOMOTIVE OEM DIVISION. Net revenues increased to $12.3 million, compared to $6.2 million in fiscal year 1997. This increase is a result of higher contract revenues, primarily from the GM program, and higher motor vehicle upfit revenues. During 1998, contract revenues increased $5.4 million, or 166 percent, as compared to 1997. This increase was due to the addition of several gaseous fuel vehicle platforms for development under the contract with GM and to development contracts obtained from various federal and state agencies.

During fiscal year 1998, revenue attributable to upfitting motor vehicles with the division's systems increased by $798,000, or 27 percent, compared to the previous fiscal year. This upfit revenue represented sales of 440 mid-year 1997 GM pick-ups upfit with the division's bi-fuel natural gas fuel system and sales of 880 1998 medium-duty dedicated Liquid Propane Gas (LPG) kits under a cross license agreement with General Motors. During fiscal year 1997, a portion of revenue attributable to upfitting vehicles for aftermarket fleet use in 1997 resulted from a program with Ford Motor Company in which the division's bi-fuel propane system was utilized in 1996 model year F-150 and F-250 pickup trucks. The Ford program was materially completed during the first quarter of fiscal year 1997.

Operating losses decreased approximately $350,000 in fiscal year 1998. This decrease was a result of higher contract revenues, but nearly completely offset by higher research and development expenses and higher general and administrative expenses. Externally funded R&D expense increased from $3.0 million in fiscal 1997 to $7.4 million in fiscal 1998. The increase in externally funded R&D was a result of additional gaseous fuel vehicle platforms for development under the contract with GM and development contracts obtained from various federal and state agencies. Division funded R&D expense decreased by $1.3 million in fiscal 1998, compared to fiscal 1997 as a result of efforts placed on the externally funded R&D work.

NON-U.S. BASED SUBSIDIARIES. Net revenues increased to $19.3 million, compared to $17.0 million in fiscal year 1997. During fiscal year 1998, the Company realized increased revenues of $2.4 million from its European operations which primarily sells material handling components. Without the strengthening U.S. Dollar, revenues from European operations would have increased $3.9 million for fiscal year 1998. Additionally, the Mexican operation, acquired in December 1997, added $823,000 in revenues for fiscal year 1998. These increases in revenue were partially offset by $922,000 in lower product sales from the Australian operation as a result of a general economic slowdown and unfavorable price differentials between petroleum and propane which unfavorably impacted the Company's component sales.

Operating income increased approximately $506,000 in fiscal year 1998 primarily as a result of the European operation. The increase in operating income for the European operation is primarily due to additional gross profit from higher sales volumes.

CORPORATE EXPENSES. Corporate expenses consist of general and administrative expenses at the corporate level to support the divisions and the corporation in areas such as executive management, finance, human resources, management information systems, legal services, and investor relations. Additionally, amortization of goodwill and other intangible assets is recorded as a corporate expense. In fiscal year 1998, corporate expenses increased approximately $681,000 primarily due to legal expenses, incentive compensation, and increases in administrative salaries.

ADVANCED RESEARCH AND PRODUCT DEVELOPMENT. Advanced research & product development consists of projects that support multiple divisions and are therefore funded at the corporate level. In fiscal year 1998, advanced R&D increased $1.2 million primarily as a result of the start-up of new projects relating to the development of next generation technologies. Management believes the Company's future success depends on its ability to design, develop and market new products that interface successfully with new engine electronic technology, and which meet mandated emission standards and advanced fuel storage technology.

INTEREST EXPENSE. Interest expense for fiscal year 1998 decreased by approximately 15 percent as compared to 1997. The decrease is attributable to lower borrowings on the Company's line of credit as compared to the prior year and prepayments on long-term borrowings primarily from funds received from the Company's redemption of its common stock purchase warrants.

PROVISION FOR INCOME TAXES. The Company's effective income tax rate for fiscal years 1998 and 1997 was 14.7 percent and 7.0 percent, respectively. The provision for income taxes consist primarily of federal, state and foreign taxes which are computed using statutory rates. The effective tax rate represents the statutory income tax rate reduced by the use of net operating loss carryforwards, R&D tax credits and other items. During fiscal year 1997, the deferred tax asset increased by $273,000 to $1,973,000 at April 30, 1997. During fiscal year 1998, the deferred tax asset decreased by $373,000 to $1,600,000 at April 30, 1998. For federal income tax purposes, the Company has utilized all net operating loss carryforwards as of the end of the 1998 fiscal year.


FINANCIAL CONDITION AND LIQUIDITY AT APRIL 30, 1999

The Company uses cash generated from its operations and external financing to fund capital expenditures and invest in and operate its existing operations and new businesses. These sources are sufficient to meet all current obligations on a timely basis. Management believes that such sources of funds will be sufficient to meet the needs of its business for the foreseeable future. This is a forward-looking statement. See "Risk Factors".

The Company's financial condition remains strong. The ratio of current assets to current liabilities was 3.09:1 at April 30, 1999, as compared to 3.40:1 at April 30, 1998. During fiscal year 1999, the total amount of working capital increased by approximately $7.8 million to $35.2 million at April 30, 1999. Net cash provided by operating activities was $.4 million during fiscal year 1999, compared to $1.5 million net cash provided by operating activities for the previous year. The decrease in cash provided by operating activities during fiscal year 1999 compared to the prior year resulted primarily from an increase in accounts receivable and the gain on sale of 49 percent of IMPCO
BV, partially offset by an increase in accounts payable, a decrease in inventory build-up compared to the prior year and higher net income. The increase in accounts receivable was mostly due to increased billings on the GM contract and shipments of OEM upfit vehicles. The decrease in inventory build-up is primarily due to higher turnover of component part inventory during fiscal 1999 compared to fiscal 1998. Additionally, the working capital was impacted by an increase in other current assets which was primarily a short-term and long-term reclassification of the deferred tax asset.

Net cash used in investing activities in fiscal year 1999 was approximately $4.5 million, compared to $5.8 million in the prior year. The primary investing activities during fiscal 1999 were the purchase of tangible and intangible assets from Crusader Engine, the investment in IMPCO Japan and associated acquisition of tangible and intangible assets from Mikuni, the investment in the remaining 49 percent interest in IMPCO BV, and normal capital expenditures. These investments were partially offset by the receipt of $3.5 million from the sale of 49 percent of IMPCO BV. The primary investing activities during the same period in the prior year were the acquisition of tangible and intangible assets from Algas Carburetion, the investment in IMPCO Mexicano, and normal capital expenditures. Management projects capital expenditures during fiscal year 2000, primarily relating to equipment enhancements and facilities for the development and production of new products, to be comparable to expenditures during fiscal year 1999. The Company expects to fund a major portion of these expenditures from cash generated from operations and/or by use of its bank credit facility. These are forward-looking statements. See "Risk Factors".

Net cash provided by financing activities during fiscal year 1999 was approximately $3.5 million, compared to $5.1 million in the prior year. The Company borrowed $2.5 million on the operating line of credit and borrowed $6.6 million on bank term loans to fund the 49 percent acquisition of IMPCO BV, the acquisition of the Crusader Engine division, and the acquisition of Mikuni. Additionally, during fiscal 1999, the Company received approximately $1.4 million from the issuance of common stock from the exercise of stock options, partially offset by the purchase of shares held in trust. Payments made on term loans, including the retirement of the DEPA Holding BV term loan as part of the May 1998 acquisition of IMPCO BV and a partial prepayment on the Crusader acquisition term loan, were approximately $5.5 million.

The Company has a $12,000,000 revolving line of credit, $2,810,000 of available credit on the acquisition facility, and approximately $1,274,000 of available credit under a capital lease facility with Bank of America. At April 30, 1999, approximately $5,551,000 and $2,946,000 were outstanding under the revolving line of credit and the capital lease facility, respectively. The revolving line of credit expires on August 31, 2000, the acquisition facility expires on August 31, 1999, and the capital lease facility expires on September 1, 2004. In addition, the Company's subsidiary in the Netherlands has a fl. 3,000,000 (U.S.$1,600,000) credit facility with Mees Pierson, a financial institution in the Netherlands. At April 30, 1999, there was no outstanding balance on the Mees Pierson credit facility. The Company's subsidiary in Japan has a Y60,000,000 (U.S.$503,000) revolving term loan facility with the Hongkong and Shanghai Banking Corporation Ltd., Osaka Branch. At April 30, 1999, there was an outstanding loan balance of Y10,000,000 (U.S.$84,000).


DERIVATIVE FINANCIAL INSTRUMENTS

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

FOREIGN CURRENCY MANAGEMENT. The results and financial condition of the Company's international operations are affected by changes in exchange rates between certain foreign currencies and the U.S. Dollar. The Company's exposure to fluctuations in currency exchange rates has increased as a result of the growth of its international subsidiaries. The functional currency for all of the Company's international subsidiaries is the local currency of the subsidiary. An increase in the value of the U.S. Dollar increases costs incurred by the subsidiaries because most of their inventory purchases are U.S. Dollar denominated. The Company monitors this risk and attempts to minimize the exposure through forward currency contracts and the management of cash disbursements in local currencies. The Company uses forward currency contracts, which typically expire within one year, to hedge payments related to the purchase of goods by its international subsidiaries. Realized gains and losses on these contracts are recognized as part of cost of sales in the same period as the hedged transactions. At April 30, 1999, the Company had forward currency contracts protecting U.S.$2,400,000 in inventory purchases. At April 30, 1999 the fair value of forward currency contracts was ($99,000).

The Company seeks to hedge its foreign currency economic risk by minimizing its U.S. Dollar investment in foreign operations using foreign currency term loans and lines of credit to finance the operations of its foreign subsidiaries. The term loans and lines of credit are denominated in local currencies and translated to U.S. Dollars at period end exchange rates.

INTEREST RATE MANAGEMENT. The Company uses interest rate swap agreements with Bank of America NT&SA to manage its exposure to interest rate changes and stabilize the cost of borrowed funds. When an agreement is executed, the interest rate swap is matched as a hedge to a specific debt instrument and has the same notional amount and tenor as the related debt instrument principal. Since the interest rate instruments effectively hedge the underlying interest rate exposure, the net cash amounts paid or received on the agreements are accrued and recognized as an adjustment to interest expense. At April 30, 1999, the Company had $5,555,000 secured under fixed interest rate agreements at a weighted-average fixed interest rate of 7.97 percent. Absent these fixed rate agreements, the weighted-average variable rate for this debt at April 30, 1999 would have been 6.84 percent. Fair value of these instruments is based on estimated current settlement cost. At April 30, 1999 the fair value of interest rate swap agreements was approximately ($59,000).


YEAR 2000

The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures, due to processing errors potentially arising from calculations using the year 2000, could result in miscalculations or a complete system failure causing disruptions of operations, including, among other things, a temporary inability to process financial transactions, update customer accounts, bill customers, plan production, or engage in similar normal business activities. The Company has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the year 2000 and thereafter. It has completed its assessment of the Year 2000 issue through communication with key customers, suppliers, financial institutions and others with which it conducts business and review of its current internal computer systems to identify potential Year 2000 issues. Based on this assessment, the Company is not aware of any key customer, supplier, or financial institution with inadequate solutions. Also, it has upgraded all computer hardware to comply with year 2000 dates and dates thereafter. Finally, the Company has developed plans to address system modifications required by December 31, 1999 and these plans basically require the upgrade to new versions of packaged software. The Company has completed a majority of these upgrades and plans to have all system software upgraded prior to December 31, 1999.

Direct costs associated with addressing the Year 2000 issue have not been significant and no information technology plans have been deferred due to Year 2000 efforts. The financial impact of Year 2000 issues is not expected to be material to the Company's consolidated financial position, results of operations or cash flows. This is a forward looking statement. See "Risk Factors".

The Company has not yet established a contingency plan to address Year 2000 risk factors outside the Company's control, but it expects to create such a plan by September 30, 1999.

The Company's Year 2000 compliance initiatives are ongoing and its ultimate scope, as well as the consideration of contingency plans, will continue to be evaluated, as new information becomes available. In addition, it is important to note that the description of the Company's efforts necessarily involves estimates and projections with respect to activities required in the future. These estimates and projections are subject to changes as work continues, and such changes may be substantial.


EURO CONVERSION

On January 1, 1999, 11 of the 15 member countries of the European Union (EU) established fixed conversion rates through the European Central Bank (ECB) between existing local currencies and the euro, the EU's new single currency. Following introduction of the euro, local currencies will remain legal tender until December 31, 2001. During this transition period, goods and services may be paid for with the euro or the local currency under the EU's "no compulsion, no prohibition" principle. If cross-border payments are made in a local currency during this transition period, the amount will be converted into euros and then converted from euros into the second local currency at rates fixed by the ECB. By no later than December 31, 2001, the participating countries will issue new euro-denominated bills and coins for use in cash transactions. By no later than July 1, 2002 participating countries will withdraw all bills and coins denominated in local currencies, making the euro conversion complete.

Europe is a significant market for the Company, contributing 17 percent of consolidated product sales. As a result, the Company is in the process of assessing the euro's impact on the Company's business and pricing strategies for customers and suppliers, and ensuring that the Company's business processes and systems can process transactions in euros and local currencies during the transition period and achieve the conversion of all relevant local currency data to the euro by December 31, 2001.

The euro introduction is not expected to have a material impact on the Company's overall currency risk. The Company anticipates the euro will simplify financial issues related to cross-border trade in the EU and reduce the transaction costs and administrative time necessary to manage this trade and related risks. The Company believes that the associated savings will not be material to consolidated results.

RISK FACTORS

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

DEPENDENCE ON GASEOUS ALTERNATIVE FUEL MARKET
Although the Company believes that there will be substantial growth in the market for gaseous alternative fueled engines, especially among fleet vehicle owners, there can be no assurance that such growth will materialize or, if such growth does occur, that it will result in increased sales of the Company's products. The Company's products are designed for gaseous alternative fueled vehicles which are driven by internal combustion engines or fuel cells, but not for alternative fuels such as electricity, methanol and ethanol. If the major growth in the alternative fuel market is solely for such fuels, the Company will be adversely affected. At present, the lack of a well-developed infrastructure for the supply of alternative fuels is limiting growth in the alternative fuel engine market. Such an infrastructure is necessary for widespread use of all alternate fuels.

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

RISK OF INTERNATIONAL OPERATIONS
The Company operates in Europe, Australia, Mexico, and Japan and markets its products and technologies in other international markets, including both industrialized and developing countries. The Company's international operations are subject to various risks common to international activities, such as exposure to currency fluctuations, the inherent difficulty of administering business abroad and the need to comply with a wide variety of foreign import and United States export laws. The Company's competitiveness in overseas markets may be negatively impacted when there is a significant increase in the value of the dollar against foreign currencies where the Company does business.

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

ABILITY TO SECURE FUTURE DEVELOPMENT CONTRACTS
The Company has obtained funding under development contracts with original equipment manufacturers (OEMs) and governmental agencies to develop specified products. There can be no assurance that such funding will be obtainable in the future, the lack of which may significantly impact the Company's ability to develop and market new products and technologies.

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

(a)  DOCUMENTS FILED AS PART OF THIS REPORT:
     --------------------------------------------------

     (1)  CONSOLIDATED FINANCIAL STATEMENTS:
          -------------------------------------------

             Report of independent auditors

             Consolidated balance sheets as of April 30, 1999 and 1998

             Consolidated statements of income for the years ended April 30, 1999, 1998 and 1997

             Consolidated statements of stockholders' equity for the years ended April 30, 1999, 1998 and 1997

             Consolidated statements of cash flows for the years ended April 30, 1999, 1998 and 1997

             Notes to consolidated financial statements


     (2)  SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULES:
          --------------------------------------------------------

             Schedule II  -  Valuation accounts

         All other schedules are omitted because the information is not applicable or is not material, or because the information is included in the consolidated financial statements or the notes thereto.

     (3) EXHIBITS:
         ---------
         3.5      Bylaws adopted July 22, 1998.

         10.14 Amendment to lease between Klein Investments, Family Limited Partnership, as lessor, and IMPCO Technologies, Inc., as lessee, dated March 9, 1999.

         10.15 Loan Agreement between IMPCO Tech Japan KK. as borrower, and, Hongkong and Shanghai Banking Corporation Ltd., Osaka Branch., as lender, dated as of March 29, 1999.

         10.16 Employment Agreement dated April 1, 1999, between IMPCO Technologies, Inc., as the Company, and Robert M. Stemmler, as the Employee.


         22.1     Subsidiaries of the Company.

         23.1     Consent of Ernst & Young LLP.


(a) EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS.
----------------------------------------------------------------------------

         Employment Agreement dated April 1, 1999, between
         IMPCO Technologies, Inc., as the Company, and Robert M.
         Stemmler, as the Employee - Exhibit 10.16.

         1991 Executive Stock Option Plan dated November 5,
         1991 among IMPCO Technologies, Inc., as the Company, and
         Bertram R. Martin, James J. Mantras and Dale L.
         Rasmussen, as Optionees - Exhibit 10.3

         1989 Incentive Stock Option Plan and Amendment to 1989 Incentive Stock Option Plan - Exhibits
         10.2 and 10.6, respectively.

         1996 Incentive Stock Option Plan - Exhibit 10.7.

         1997 Incentive Stock Option Plan - Exhibit 10.8.



(b) REPORTS ON FORM 8-K.
------------------------------------------------------------------------------

    No reports were filed on Form 8-K during the last quarter of the Company's fiscal year covered by this report.


(c) EXHIBITS
------------------------------------------------------------------------------


2.1    Deed of Sale of Business by and among IMPCO Technologies
       Pty. Limited, as buyer, and Ateco Automotive Pty Limited,
       as seller, dated as of July 1, 1996.                                 (8)

2.2    Deed of Release by and among IMPCO Technologies, Inc. and
       Ateco Automotive Pty Limited dated as of July 1, 1996.               (8)

2.3    Shareholders Agreement for Gas Parts (NSW) Pty Limited by
       and among IMPCO Technologies Pty. Limited, Gas Parts Pty
       Limited and Gas Parts (NSW) Pty. Limited, dated as of July 4, 1996.  (8)

3.1    Articles of Incorporation.                                           (1)

3.2    Amended Certificate of Designation of AirSensors,
       Inc. establishing 1993 Series 1 Preferred Stock.                     (5)

3.3    Certificate of Amendment of Certificate of Incorporation
       providing for limitation of directors' liability.                    (3)

3.4    Certificate of Amendment of Certificate of Incorporation
       providing for the decrease in authorized shares of common
       stock from 50,000,000 to 25,000,000.                                 (6)

3.5    Bylaws adopted July 22, 1998                                        (14)

4.1    Stockholders' Protection Rights Agreement dated as of June 30,
       1999 between IMPCO Technologies, Inc. and ChaseMellon Stockholder
       Services, L.L.C., as Rights Agreement.                              (13)

10.1   Lease between L-W Income Properties and IMPCO
       Technologies, Inc. dated May 10, 1989.                               (2)

10.2   1989 Incentive Stock Option Plan.                                    (3)

10.3   1991 Executive Stock Option Plan dated November 5, 1991,
       among AirSensors, Inc., as the Company, and Bertram
       R. Martin, James J. Mantras and Dale L. Rasmussen, as Optionees.     (4)

10.4   First Amendment to Lease dated April 19, 1993, between
       L-W Income Properties and IMPCO Technologies, Inc.                   (6)

10.5   1993 Stock Option Plan for Non-employee Directors                    (7)

10.6   Amendment to 1989 Incentive Stock Option Plan                        (7)

10.7   1996 Incentive Stock Option Plan                                     (9)

10.8   1997 Incentive Stock Option Plan                                    (10)

10.9   Lease between Klein Investments, Family Limited
       Partnership, as lessor, and IMPCO Technologies, Inc.,
       as lessee, dated August 18, 1997.                                   (11)

10.10  Amendment dated March 18, 1998 to Loan agreement dated October 7,
       1998 between Bank of America National Trust and Savings, as lender,
       and IMPCO Technologies, Inc., as the borrower.                      (11)

10.11  Amendment dated April 29, 1998 to Loan agreement
       dated October 7, 1998 between Bank of America National Trust and Savings, as lender, and IMPCO Technologies, Inc., as the borrower. (11)

10.12  Loan Agreement for IMPCO Technologies, B.V. as borrower, and Bank of America National Trust and Savings Association, acting through
       its Amsterdam branch, as lender, dated as of April 27, 1998.        (11)

10.13  Loan Agreement dated September 11, 1998 between
       Bank of America National Trust and Savings Association,
       as lender, and IMPCO Technologies, Inc., as the borrower.           (12)

10.14 Amendment to lease between Klein Investments, Family Limited Partnership, as lessor, and IMPCO Technologies,
       Inc., as lessee, dated march 9, 1999.                               (14)

10.15  Loan Agreement between IMPCO Tech Japan KK. as borrower, and, Hongkong and Shanghai Banking Corporation Ltd., Osaka Branch.,
       as lender, dated as of March 29, 1999.                              (14)

10.16 Employment Agreement dated April 1, 1999, between IMPCO Technologies, Inc., as the Company, and Robert M.
       Stemmler, as the Employee.                                          (14)

22.1   Subsidiaries of the Company.                                        (14)

23.1   Consent of Ernst & Young LLP.                                       (14)

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

  (8) Incorporated by reference from 8-K/A dated July 1, 1996, and filed as Exhibit Numbers (2.5) through (2.9) thereunder.

  (9)   Incorporated by reference from Form 10-K for fiscal year 1997.

 (10)   Incorporated by reference from Proxy Statement for fiscal year 1997.

 (11)   Incorporated by reference from Form 10-K for fiscal year 1998.

 (12) Incorporated by reference from Form 10-Q for period ended October 31, 1998.

 (13) Incorporated by reference from Form 8-K dated June 30, 1999 and filed as Exhibit (4).

 (14)   Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       IMPCO Technologies, Inc.

                                       By /s/ Robert M. Stemmler
                                           -------------------------------------
                                       Robert M. Stemmler,
                                       President & Chief Executive Officer
                                       Dated July 27, 1999

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                    Title                           Date
       ---------                    -----                           ----
   /s/ Robert M. Stemmler           President,                      July 27, 1999
   -------------------------        Chief Executive Officer and
                                    Chairman of the Board
                                    (Principal Executive Officer)

   /s/ Brian Olson                  Chief Financial Officer         July 27, 1999
   -------------------------        and Treasurer
                                    (Principal Financial Officer)

   /s/ Janet Harmier                Corporate Controller            July 27, 1999
   -------------------------

   /s/ Norman L. Bryan              Director                        July 27, 1999
   -------------------------

   /s/ Paul Mlotok                  Director                        July 27, 1999
   -------------------------

   /s/ Christopher G. Mumford       Director                        July 27, 1999
   -------------------------

                                    Director
   -------------------------
   Ulrich Ruetz


   /s/ Edward L. Scarff             Director                        July 27, 1999
   -------------------------

                                    Director
   -------------------------
   Don J. Simplot


   /s/ Rawley F. Taplett            Director                        July 27, 1999
   -------------------------

   /s/ Douglas W. Toms              Director                        July 27, 1999
   -------------------------



REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
IMPCO Technologies, Inc.

We have audited the accompanying consolidated balance sheets of IMPCO Technologies, Inc. as of April 30, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended April 30, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IMPCO Technologies, Inc. at April 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Long Beach, California
June 30, 1999

                            IMPCO TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             April 30, 1999 and 1998
                                   -----------

                                     ASSETS
                                     ------

                                                           1999         1998
                                                       -----------   -----------
Current assets:
  Cash                                                 $ 2,009,208   $ 2,617,869

  Accounts receivable                                   22,209,363    14,528,000
    Less allowance for doubtful accounts                   535,824       314,794
                                                       -----------   -----------
       Net accounts receivable                          21,673,539    14,213,206
  Inventories:
     Raw materials and parts                            10,694,453     9,565,310
     Work-in-process                                     1,208,423     1,055,411
     Finished goods                                     10,804,309     7,308,190
                                                       -----------   -----------
       Total inventories                                22,707,185    17,928,911
  Deferred tax assets                                    3,474,387     2,392,403
  Other current assets                                   2,255,227     1,664,898
                                                       -----------   -----------
       Total current assets                             52,119,546    38,817,287

Equipment and leasehold improvements:
  Dies, molds and patterns                               5,746,955     5,039,892
  Machinery and equipment                                7,793,650     7,074,004
  Office furnishings and equipment                       6,110,079     4,968,605
  Leasehold improvements                                 2,965,366     2,288,022
  Land and Buildings                                          --         267,000
                                                       -----------   -----------
                                                        22,616,050    19,637,523
  Less accumulated depreciation and amortization        12,730,976    10,613,052
                                                       -----------   -----------
       Net equipment and leasehold improvements          9,885,074     9,024,471

Intangibles arising from acquisitions                   15,593,672    13,644,309
  Less accumulated amortization                          4,576,369     3,885,209
                                                       -----------   -----------
       Net intangibles arising from acquisitions        11,017,303     9,759,100

Other assets                                               540,239       576,953
                                                       -----------   -----------
                                                       $73,562,162   $58,177,811
                                                       -----------   -----------
                                                       -----------   -----------

                             See accompanying notes.

                            IMPCO TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             April 30, 1999 and 1998
                                   (Continued)
                                   -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                            1999            1998
                                                       ------------    ------------
Current liabilities:
  Accounts payable                                     $  8,294,977    $  5,606,922
  Accrued payroll obligations                             2,493,402       1,848,425
  Income taxes payable                                    1,261,009         746,587
  Other accrued expenses                                  1,356,803       1,065,347
  Current maturities of long-term debt                    3,485,376       2,149,910
                                                       ------------    ------------
    Total current liabilities                            16,891,567      11,417,191

Lines of credit                                           5,551,300       3,047,805
Term loans - Bank of America NT&SA                        5,411,326       3,799,395
Term loan - DEPA Holding BV                                    --         1,820,000
Capital leases                                            2,102,173       1,927,166
Deferred tax liabilities                                    828,852         792,403

Minority interest                                         1,327,825       1,068,500

Commitments and contingencies                                  --              --

Stockholders' equity:
  1993 Series 1 Preferred Stock, $0.01 par value;
    1999 - none authorized; 1998 - 5,950 shares
    authorized, issued and outstanding $5,950,000
    liquidation value                                          --         5,650,000
  Common stock, $.001 par value, authorized
    25,000,000 shares; 8,408,481 issued and
    outstanding at April 30, 1999
    (7,091,601 at April 30, 1998)                             8,408           7,092
  Additional paid-in capital relating to
     common stock                                        45,375,995      38,386,357
  Shares held in trust                                      (68,946)        (36,759)
  Accumulated deficit                                    (2,397,813)     (8,197,885)
  Foreign currency translation adjustment                (1,468,525)     (1,503,454)
                                                       ------------    ------------
    Total stockholders' equity                           41,449,119      34,305,351
                                                       ------------    ------------
                                                       $ 73,562,162    $ 58,177,811
                                                       ============    ============

                             See accompanying notes.

                            IMPCO TECHNOLOGIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    Years ended April 30, 1999, 1998 and 1997
                                   ---------

                                                       1999         1998          1997
                                                  -----------   -----------   -----------
Revenue:
  Product sales                                   $75,820,926   $62,209,310   $58,436,508
  Contract revenue                                 11,005,528     8,873,554     3,391,528
                                                  -----------   -----------   -----------
    Net revenue                                    86,826,454    71,082,864    61,828,036

Costs and expenses:
  Cost of sales                                    52,178,542    38,173,943    37,341,704
  Research and development expense                 11,611,758    12,061,609     7,724,894
  Selling, general and administrative expense      16,133,080    13,729,352    11,911,572
                                                  -----------   -----------   -----------
    Total costs and expenses                       79,923,380    63,964,904    56,978,170

Operating income                                    6,903,074     7,117,960     4,849,866

Interest expense                                    1,169,830       934,825     1,100,449

Gain on sale of 49% interest in subsidiary          2,169,405          --            --

                                                  -----------   -----------   -----------
Income before income taxes, minority
  interest in income of consolidated
  subsidiaries and dividends                        7,902,649     6,183,135     3,749,417

Provision for income taxes                          1,501,503       907,516       262,459

Minority interest in income of
  consolidated subsidiaries                            70,532       410,554       261,667
                                                  -----------   -----------   -----------
Net income before dividends                         6,330,614     4,865,065     3,225,291
Dividends on preferred stock                          530,542       594,997       581,365
                                                  -----------   -----------   -----------
Net income applicable to common stock             $ 5,800,072   $ 4,270,068   $ 2,643,926
                                                  ===========   ===========   ===========
Net income per share:
      Basic                                       $       .80   $       .67   $       .46
                                                  ===========   ===========   ===========
      Diluted                                     $       .71   $       .60   $       .43
                                                  ===========   ===========   ===========

Number of shares used in per share calculation:
      Basic                                         7,293,160     6,333,769     5,722,382
                                                  ===========   ===========   ===========
      Diluted                                       8,975,629     8,155,476     6,130,542
                                                  ===========   ===========   ===========

                             See accompanying notes.

                            IMPCO TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    Years ended April 30, 1999, 1998 and 1997

                                                                   1999           1998            1997
                                                              ------------    ------------    ------------
1993 Series 1 Preferred Stock:
 Beginning balance                                            $  5,650,000    $  5,650,000    $  5,650,000
    Preferred stock conversion                                  (5,650,000)           --              --
                                                              ------------    ------------    ------------
     Ending balance                                                   --         5,650,000       5,650,000

Common Stock:
 Beginning balance                                                   7,092           5,815           5,655
   Issuance of common stock (192,116, 57,796, and
     139,244 shares, respectively) resulting from the
     exercise of options pursuant to the stock option plans            192              58             139
   Issuance of common stock (1,124,764 shares)
     under Preferred stock conversion                                1,124            --              --
   Issuance of common stock (0, 1,219,218 and
     20,775 shares, respectively) resulting from
     the exercise of warrants                                         --             1,219              21
                                                              ------------    ------------    ------------
      Ending balance                                                 8,408           7,092           5,815

Additional paid-in capital:
 Beginning balance                                              38,386,357      29,342,121      28,746,994
   Issuance of common stock resulting from
      the exercise of options pursuant to the
      stock option plans                                         1,433,763         194,271         439,335
   Issuance of common stock under
     Preferred stock conversion                                  5,648,875            --              --
   Issuance of common stock resulting
     from the exercise of warrants                                    --         8,453,063         155,792
   Reduction in current tax liability
     related to stock options                                         --           303,902            --
   Other                                                           (93,000)         93,000            --
                                                              ------------    ------------    ------------
      Ending balance                                            45,375,995      38,386,357      29,342,121

Shares held in trust for deferred compensation plan,
     at cost (2,395, 2,572 and 1,032 shares, respectively)         (68,946)        (36,759)         (8,814)

Accumulated Deficit:
 Beginning balance                                              (8,197,885)    (12,467,953)    (15,111,879)
  Net income applicable to common stock                          5,800,072       4,270,068       2,643,926
                                                              ------------    ------------    ------------
      Ending balance                                            (2,397,813)     (8,197,885)    (12,467,953)

Accumulated Other Comprehensive Income:
  Beginning balance                                             (1,503,454)       (458,061)        (34,748)
    Foreign currency translation adjustment                         34,929      (1,045,393)       (423,313)
                                                              ------------    ------------    ------------
      Ending balance                                            (1,468,525)     (1,503,454)       (458,061)
                                                              ------------    ------------    ------------
Total stockholders' equity                                    $ 41,449,119    $ 34,305,351    $ 22,063,108
                                                              ============    ============    ============

Comprehensive Income:

Net income                                                    $  5,800,072    $  4,270,068    $  2,643,926

Foreign currency translation adjustment                             34,929      (1,045,393)       (423,313)
                                                              ------------    ------------    ------------
Comprehensive income                                          $  5,835,001    $  3,224,675    $  2,220,613
                                                              ============    ============    ============

                             See accompanying notes.

                            IMPCO TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years ended April 30, 1999, 1998 and 1997

                                                                             1999           1998           1997
                                                                         -----------    -----------    -----------
Cash flows from operating activities:
 Net income                                                              $ 6,330,614    $ 4,865,065    $ 3,225,291
 Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of intangibles
       arising from acquisition                                              691,419        455,645        263,998
     Depreciation and other amortization                                   2,749,704      2,457,679      2,452,594
     (Gain)/loss on disposal of asset                                       (106,515)        30,926           --
     Gain on sale of 49% interest in subsidiary                           (2,169,405)          --             --
     Increase in accounts receivable                                      (7,636,517)    (3,396,372)    (2,750,026)
     Increase in inventories                                              (2,319,450)    (3,665,033)      (385,003)
     Increase/(decrease) in deferred tax                                   1,045,535        372,856       (272,856)
     Increase in accounts payable                                          2,941,749      1,178,829         58,508
     Increase/(decrease) in accrued expenses                                (594,045)      (806,387)       799,321
     Minority interest in income of
       consolidated subsidiaries                                              70,532        410,554        261,667
     Other, net                                                             (563,867)      (396,229)        54,381
                                                                         -----------    -----------    -----------

Net cash provided by operating activities                                    439,754      1,507,533      3,707,875

Cash flows from investing activities:
  Purchase of equipment and leasehold improvements                        (2,797,787)    (3,219,766)    (1,702,477)
  Purchase of businesses                                                  (5,831,412)    (2,813,197)    (4,729,394)
  Proceeds from sale of 49% interest in subsidiary                         3,500,000           --             --
  Proceeds from sale of equipment                                            587,456        270,001         74,319
  Other, net                                                                    --             --          (28,637)
                                                                         -----------    -----------    -----------
Net cash used in investing activities                                     (4,541,743)    (5,762,962)    (6,386,189)

Cash flow from financing activities:
  Increase (decrease) in borrowings under lines of credit                  2,454,928     (2,407,382)     2,050,000
  Payments on notes payable                                                     --         (328,839)    (1,083,615)
  Proceeds from issuance of notes payable                                       --             --          558,685
  Proceeds from issuance of common stock                                   1,400,297      8,924,568        595,288
  Payments on term loans                                                  (5,501,361)    (4,074,197)    (1,035,454)
  Proceeds from issuance of bank term loans                                6,631,560      3,992,521      3,968,750
  Payments on capital lease obligations                                     (934,182)      (461,023)      (297,961)
  Dividends on preferred stock                                              (530,542)      (594,997)      (581,365)
                                                                         -----------    -----------    -----------
Net cash provided by financing activities                                  3,520,700      5,050,651      4,174,328

Translation adjustment                                                       (27,372)      (153,256)      (331,259)

Net increase (decrease) in cash                                             (608,661)       641,966      1,164,755
Cash at beginning of year                                                  2,617,869      1,975,903        811,148
                                                                         -----------    -----------    -----------
Cash at end of year                                                      $ 2,009,208    $ 2,617,869    $ 1,975,903
                                                                         ===========    ===========    ===========

                             See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a) BASIS OF PRESENTATION AND DESCRIPTION OF THE BUSINESS - The consolidated financial statements of IMPCO Technologies, Inc. (IMPCO or the Company) [effective September 15, 1997, AirSensors, Inc. changed its name to IMPCO Technologies, Inc.] include the accounts of the Company and it's majority owned subsidiary IMPCO-BERU Technologies B.V. (IMPCO BV) [Effective January 29, 1999, IMPCO Technologies B.V. changed its name to IMPCO-BERU Technologies B.V.], its majority owned subsidiary Grupo I.M.P.C.O. Mexicano, S. de R.L. de C.V. (IMPCO Mexicano) [Effective January 20, 1998 Industrias Mexicanas de Productos de Combustibles, S. de R.L. de C.V. changed its name to Grupo I.M.P.C.O. Mexicano, S. de R.L. de C.V.] and its wholly owned subsidiaries IMPCO Technologies, Pty. Limited (IMPCO Pty) and IMPCO Tech Japan K.K. (IMPCO Japan). All significant intercompany accounts and transactions have been eliminated in consolidation.

         The Company is engaged in the design, manufacturing and marketing of gaseous fuel delivery systems and related devices that allow internal combustion engines to operate on alternative fuels, primarily propane and natural gas. Worldwide the Company's products are sold to distributors and original equipment manufacturers.

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

         (d) INTANGIBLES ARISING FROM ACQUISITION - Intangibles arising from acquisition, primarily goodwill, are recorded based on the excess of the cost of the acquisition over amounts assigned to tangible assets and liabilities. Other intangible assets arising from acquisition include acquisition costs, product rights and trademarks are being amortized using the straight-line method over their estimated lives of twenty years.

         (e) WARRANTY COSTS - Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience.

         (f) RESEARCH AND DEVELOPMENT COSTS - Research and development costs are charged to expense as incurred. Equipment used in research and development with alternative future uses is capitalized.

         (g) CONTRACT REVENUE RECOGNITION - Contract revenue is principally recognized by the percentage of completion method. Profits expected to be realized on contracts are based on the Company's estimates of total contract sales value and costs at completion. These estimates are reviewed and revised periodically throughout the lives of the contracts.

         (h) MINORITY INTEREST IN SUBSIDIARY - In October 1995, IMPCO purchased 51 percent of IMPCO BV. In May 1998, IMPCO purchased the remaining 49 percent of IMPCO BV. Subsequently, in January 1999, IMPCO sold a 49 percent share of IMPCO BV. In July 1996, IMPCO acquired IMPCO Pty which included a 50 percent share in a subsidiary (Gas Parts, NSW.) In January 1998, IMPCO Pty acquired the remaining 50 percent of Gas Parts, NSW. In January 1999, IMPCO Pty acquired 51 percent of IMPCO SA. In December 1997, IMPCO acquired a 90 percent interest in IMPCO Mexicano. Minority interest represents the minority shareholder's proportionate share of equity in the IMPCO BV, Gas Parts, NSW, SA and IMPCO Mexicano subsidiaries. The balance sheet amounts in minority interest at April 30, 1999 represent 49 percent of the equity held by the single minority shareholder in IMPCO BV, 10 percent of the equity held by the single minority shareholder in IMPCO Mexicano and 49 percent of the equity held by the single minority shareholder in IMPCO SA.

         (i) NET INCOME PER SHARE - Basic income per share is computed by dividing net income applicable to common stock by the weighted average shares outstanding during the period. Unlike primary earnings per share, common stock equivalents, including outstanding stock options and warrants, are excluded from the Basic calculation. Diluted earnings per share, similar to the fully diluted computation, is computed based on the weighted average number of common shares, all common stock equivalents, and if dilutive, shares issued upon conversion of preferred stock.

         (j) STOCK BASED COMPENSATION - In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting of Stock Based Compensation", which established accounting and reporting standards for stock based employee compensation plans effective after fiscal year 1996. SFAS 123 encourages entities to adopt the new method ("fair value based method") of accounting; however it also allows an entity to continue to measure compensation cost prescribed under existing rules ("intrinsic value based method") prescribed by Accounting Principle Board No. 25. Such entities who elect to remain on the "intrinsic value based" method must make certain pro forma disclosures as if the new fair value method had been applied. At this time, the Company has not adopted the recognition provision of SFAS 123, but has provided pro forma disclosures (see note 9).

         (k) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF -Impairment losses are recorded on long-lived assets used in operations when indicators of impairment (significant decrease in market value of an asset, significant change in extent or manner in which the asset is used or significant physical change to the asset) are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company has not experienced any significant changes in the business climate or in the use of assets that would require the Company to write down the value of the assets recorded in the balance sheet.

         (l) USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         (m) RECLASSIFICATIONS - Certain reclassifications have been made to the fiscal year 1997 and 1998 consolidated financial statements to conform to the fiscal year 1999 presentation. Reportable segments for all periods have been re-configured to include GFPD and AOD as separate business segments (both formerly classified in the United States Operations), and to include foreign based subsidiaries in the Non-U.S. Based Operations segment (formerly foreign subsidiaries were stated separately).

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

         At April 30, 1999, off balance sheet derivative financial instruments include foreign currency forward contracts and interest rate swap agreements (see note 4).

         The Company enters into foreign currency forward contracts to hedge the net receivable/payable position arising from intercompany transactions by its foreign subsidiaries. Foreign currency contracts reduce the Company's exposure to unfavorable fluctuations in foreign currencies versus the U.S. dollar. Realized gains and losses on these contracts are recognized as part of cost of sales in the same period as the hedged transaction.

         Interest rate swap agreements are used by the Company to manage interest rate risk on its floating rate debt portfolio. Each interest rate swap is matched as a hedge against a specific debt instrument and has the same notional amount and tenor as the related debt instrument principle. Fair value of these instruments is based on estimated currency settlement cost.

ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board has issued certain Statements of Financial Accounting Standards (SFAS) which are applicable to the Company. SFAS 130, "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997; SFAS 131, 'Disclosures About Segments of an Enterprise and Related Information", which is effective for fiscal years beginning after December 15, 1997; and, SFAS 133, "Accounting for Derivative Instruments and for Hedging Activities", which is effective for fiscal years beginning after June 15, 1999.

         SFAS 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The changes in cumulative translation adjustments, reported through stockholders' equity, is currently the Company's only component of comprehensive income. The Company adopted this standard in fiscal 1999.

         SFAS 131 requires a public enterprise to report financial and descriptive information about its reportable operating segments based upon the way management organizes segments within the enterprise for making operating decisions and assessing performances. The Company adopted this standard in fiscal 1999 (see Note 11).

         SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes special accounting for the following three types of hedges: hedges of changes in the fair value of assets, liabilities, or firm commitments (referred to as fair value hedges); hedges of the variable cash flows of forecasted transactions (cash flow hedges); and hedges of foreign currency exposures of net investments in foreign operations. Though the accounting treatment and criteria for each of the three types of hedges is unique, they all result in offsetting changes in value or cash flows of both the hedge and the hedged item being recognized in earnings in the same period. Changes in fair value of derivatives that do not meet the criteria of one of these three categories of hedges would be included in income. SFAS 133 was amended by SFAS 137 which delayed its effective date. The Company will begin analyzing the various requirements in order to determine what impact, if any, it will have on its disclosures, financial position, results of operations, and cash flows. Currently, the Company does not anticipate adopting this standard before fiscal 2002.

2.       ACQUISITIONS

         ATECO AUTOMOTIVE PTY. LTD. On July 1, 1996, the Company acquired certain assets of Ateco Automotive Pty. Ltd. ("Ateco") for approximately $6,500,000. Ateco, an Australian private company, has distributed IMPCO's gaseous fuel carburetion systems and related devices for use with internal combustion engines since 1969 through it Gas Division near Melbourne, Australia.

         In order to effectuate the transaction, IMPCO established a wholly owned subsidiary in Australia, IMPCO Technologies Pty. Limited (IMPCO Pty). The acquisition of Ateco has been accounted for under the purchase method of accounting and the acquired operations have been included in the consolidated financial statements since the date of acquisition. The assets acquired by IMPCO Pty primarily consist of accounts receivable, inventories, equipment, a note, business goodwill, distribution rights in Australia, and a 50 percent interest in Ateco's sub-distributor. The amount of the consideration was determined through negotiations between Ateco and IMPCO Pty.

         The purchase price was financed through approximately $4,000,000 of term loans provided by Bank of America NT&SA and its Sydney Australia Branch. The term loans are both three-year loans with a five-year amortization schedule and interest at market rates. In addition, accounts receivable due to IMPCO by Ateco, totaling approximately $1,852,000, were offset against the purchase price. The balance of the purchase price was paid with proceeds from IMPCO's existing line of credit with Bank of America NT&SA. The Company recognized approximately $3,601,000 of intangible assets arising from acquisition which is being amortized over 20 years.

         IMPCO TECHNOLOGIES B.V. On October 31, 1995, the Company, through its wholly owned subsidiary IMPCO, acquired 51 percent of the outstanding stock of Media, a private company in the Netherlands, from Centradas B.V., a private company in the Netherlands, for cash in the amount of fl.3,187,500 (U.S.$2,023,000). Effective January 1, 1998, IMPCO Media Europe B.V. changed its name to IMPCO Technologies B.V. (IMPCO BV). IMPCO BV has distributed IMPCO's gaseous fuel carburetion systems and related devices for use in internal combustion engines since 1972. IMPCO BV services the European marketplace from its headquarters in the Netherlands and through its subsidiaries in Germany, France and the United Kingdom.

         The acquisition was financed through a term loan provided by Bank of America which will be repaid over a five-year period with interest at market rates [See Note 3]. The acquisition of IMPCO BV has been accounted for under the purchase method of accounting and has been included in the consolidated financial statements since the date of acquisition. The Company recognized $2,100,000 of intangible assets arising from acquisition which is being amortized on the straight-line method over 20 years.

         On May 1, 1998 the Company purchased the remaining 49 percent of IMPCO BV from Depa Holding B.V. for fl. 1,400,000 ($692,521). As a condition precedent to purchase of the outstanding shares, IMPCO BV retired the debt outstanding to Depa Holding B.V. with the proceeds from the term loan granted by Bank of America NT&SA (See Note 3).

         On January 28, 1999, the Company sold this 49 percent interest in IMPCO BV to BERU Aktiengesellschaft, an international Original Equipment Manufacturer (OEM) and aftermarket supplier of diesel and automotive engine components and systems, for $3,500,000 in cash. The Company recorded a pre-tax gain of $2,169,000 and an after-tax gain of $1,757,000, or $0.20 per share on a diluted basis.

         ALGAS CARBURETION. On December 5, 1997, the Company purchased certain manufacturing equipment and inventory of the Algas Carburetion Division of PGI International. The purchase price of US$2,400,000 was paid in cash. On the same day, the Company acquired a 90 percent interest in Industrias

Mexicanas de Productos de Combustibles, S. de R.L. de C.V. Effective January 20, 1998 Industrias Mexicanas de Productos de Combustibles, S. de R.L. de C.V. changed its name to Grupo I.M.P.C.O. Mexicano, S. de R.L. de C.V. (IMPCO Mexicano). The purchase price of $961,000 was paid in cash. Immediately prior to the Company's acquisition of a 90 percent ownership interest in Grupo I.M.P.C.O. Mexicano, Grupo I.M.P.C.O. Mexicano acquired certain assets of the carburetion division of Algas Mexicana, de R.L. de C.V. These acquisitions were financed by term loans of approximately $3.3 million provided by Bank of America NT&SA.

         EDO CANADA, LTD. On December 12, 1997, the Company purchased from the bankruptcy trustee of EDO Canada, Ltd. certain development, testing, quality control and manufacturing equipment used for the manufacture of storage tanks for compressed natural gas. The purchase price of $790,000 was paid in cash and was primarily financed through Bank of America's BA Capital Leasing.

         GAS PARTS (NSW) PTY. LTD. On January 31, 1998, the Company's wholly-owned subsidiary IMPCO Technologies Pty. Ltd. acquired the remaining 50 percent ownership interest in Gas Parts (NSW) Pty. Ltd. for A$225,000 (U.S.$148,500) in cash. The acquisition was accounted for using the purchase method of accounting for step-acquisitions. Excess purchase price over fair market value of the underlying assets was allocated to goodwill.

         CRUSADER ENGINE DIVISION. On December 4, 1998, the Company acquired certain assets of the Crusader Engine division of Thermo Power Corporation, a subsidiary of Thermo Power Electron Corporation, for approximately $3,880,000. The Crusader Engine division provides engine dressing and related devices for material handling engines. The Company funded $3,190,000 of the purchase price using the Bank of America acquisition facility and $710,000 using the Bank of America capital lease facility. The acquisition was accounted for under the purchase method of accounting and has been included in the consolidated financial statements since the date of acquisition. Goodwill of approximately $662,000 is being amortized on the straight-line method over 20 years. Tangible net assets acquired consisted of $2,500,000 in inventory and $718,000 in fixed assets.

         MIKUNI CORPORATION. In March 1999, the Company purchased a dormant company in Japan for $126,000 in order to establish IMPCO Tech Japan K.K. (IMPCO Japan). On March 31, 1999, the Company's wholly-owned subsidiary IMPCO Japan purchased certain manufacturing equipment and inventory of the Fukuoka Division of Mikuni Corporation. The purchase price of $1,325,000 was paid in cash. The acquisition was financed through a yen-denominated term loan provided by the Hongkong and Shanghai Banking Corporation, Osaka Branch which will be repaid over a five-year period with interest at market rates
[See Note 3]. The acquisition was accounted for under the purchase method of accounting and has been included in the consolidated financial statements since the date of acquisition. Goodwill of approximately $944,000 is being amortized on the straight-line method over 20 years. Tangible net assets acquired consisted of $362,000 in inventory and $19,000 in fixed and other assets.

         The unaudited pro forma financial information reflects the consolidated results of operation of the Company as if the aforementioned fiscal 1999 acquisitions had taken place at the beginning of the respective periods. The pro forma information includes adjustments for the interest expense that would have been incurred to finance the acquisitions, additional depreciation based on the fair value of the property, plant and equipment acquired and the amortization of intangibles arising from the transactions. The pro forma information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates.

                                               Fiscal Years Ending April 30,
                                               -----------------------------
(Unaudited)                                       1999               1998
                                               ---------          ----------
Revenue                                          $93,646           $84,742
Net earnings                                       5,865             4,178
Earnings per share - Basic                           .81               .66
Earnings per share - Diluted                         .72               .59

3.       DEBT PAYABLE

         (a) BANK OF AMERICA NT&SA

         On September 11, 1998 IMPCO amended its credit facility with Bank of America NT&SA (Bank) by extending the term of the $12 million revolving line of credit for a twelve month period ending August 31, 2000. The amended credit facility lowers the interest rate on the revolving line of credit by
 .25% to the bank's reference rate less .50%. The amended credit facility also added a $6,000,000 term loan facility for possible future acquisitions. On March 24, 1999, the Company amended its business loan agreement with Bank of America to include a standby letter of credit in the amount of $1,833,000 to guarantee the credit facilities granted by the Hongkong and Shanghai Banking Corporation Ltd., Osaka Branch.

         On September 9, 1998 the Company agreed to expand the capital lease facility with BA Leasing Corporation from $5,525,000 to $6,525,000, reduce the rate of interest on new borrowings by 15 basis points, and extend the expiration date to September 1, 2004.

         On May 1, 1998 IMPCO BV entered into a credit facility with Bank of America NT&SA through its Amsterdam branch. The facility includes a term loan for $2,100,000 or an equivalent amount in freely convertible foreign currencies.

         Including the revolving line of credit, the capital lease facility, the standby letter of credit and the acquisition facilities, the total Bank of America credit facility was $27,444,000 at April 30, 1999.

         REVOLVING LINE OF CREDIT. The revolving line of credit bears interest, payable monthly, at a fluctuating per annum rate equal to the Bank's reference rate minus one-half of one percentage point (which was 7.25% on April 30, 1999). The Company may elect to have all or portions of the line bear interest at an alternative interest rate established by the Bank (Offshore rate). The Offshore rate was 6.16% on April 30,

1999. At April 30, 1999, the outstanding line of credit balance subject to the reference rate was $860,000 and the amount subject to the offshore rate was $4,500,000.

         The credit facility provides a Mexican peso line of credit equivalent to $1,000,000 for IMPCO Mexicano and is included as part of the existing $12,000,000 revolving line of credit between the Company and the Bank. For US borrowings, the revolving line of credit carries interest, payable monthly, at a fluctuating per annum rate equal to the Bank's reference rate or the London Interbank Offering Rate (LIBOR) plus 1.75% (6.6525% at 4/30/99). For Mexican borrowings, the revolving line of credit carries interest, payable monthly, at a fluctuating per annum rate equal to the Bank of America Mexico (BAMSA) cost of funds plus 1.50% or the TIIE plus 1.50% (23.59% at 4/30/99). The TIIE is the Interbank Interest Equilibrium Rate calculated by the Bank of Mexico for the most recent period of twenty-eight (28) days prior to commencement of the interest period. The Company may prepay the facility, in full or in part, upon two-business days notice, subject to break funding costs, if any. The minimum prepayment is US$250,000. At April 30, 1999, the total outstanding line of credit balance of $107,000 was subject to the BAMSA cost of funds rate of 26.25%.

         It is management's intent to renew the amount of its present long-term obligation under the revolving line of credit for an uninterrupted period extending beyond one year from the balance sheet date.

         The line may be used for financing commercial letters of credit with a maximum maturity of 180 days and standby letters of credit with a maximum maturity of five years not to extend beyond April 30, 2002. The amount of letters of credit outstanding at any one time may not exceed $2,000,000 for commercial letters of credit and $750,000 for standby letters of credit. At April 30, 1999, a standby letter of credit totaling $375,000 was outstanding. The maximum amount available at any one time on the revolving line of credit and the commercial letters of credit is $12,000,000.

         TERM LOAN FOR ACQUISITION OF MEDIA. This term loan bears interest, payable on a monthly basis, at the Bank's reference rate. The Company may elect to have all or portions of the term loan bear interest at an alternative interest rate agreed upon by the Bank and IMPCO for periods of not less than 30 days nor more than one year. The alternative interest rate is based on the Offshore rate plus 1.50%. Each alternative rate portion must be for an amount not less than $500,000 and may not include any portion of principal that is scheduled to be repaid before the last day of the applicable interest period. On October 20, 1997, the Company entered into a 34 month interest rate swap agreement with Bank of America NT&SA ending August 31, 2000, that fixes the interest rate on the facility at 7.90%. At April 30, 1999, the total outstanding balance was $615,000.

         TERM LOAN FOR THE ACQUISITION OF ALGAS. This term loan bears interest, payable on a monthly basis, at the Bank's reference rate. The Company may elect to have all or portions of the term loan bear interest at an alternative interest rate agreed upon by the Bank and IMPCO for periods of not less than 30 days nor more than one year. The alternative interest rate is based on the Offshore rate plus 1.75%. Each alternative rate portion must be for an amount not less than $500,000 and may not include any portion of principal that is scheduled to be repaid before the last day of the applicable interest period. On February 3, 1998, the Company entered into a 58-month interest rate swap agreement with the Bank ending December 5, 2002 that fixes the interest rate on the facility at 7.74%. At April 30, 1999, the total outstanding balance was $2,475,000.

         TERM LOAN FOR THE ACQUISITION OF IMPCO BV This term loan bears interest, payable on a monthly basis, at the Bank's reference rate. The Company may elect to have all or portions of the term loan bear interest at an alternative interest rate agreed upon by the Bank and IMPCO for periods of not less than 30 days nor more than one year. The alternative interest rate is based on the Offshore rate plus 1.75%. Each alternative rate portion must be for an amount not less than $500,000 and may not include any portion of principal that is scheduled to be repaid before the last day of the applicable interest period. On May 29, 1998, the Company entered into a 59-month interest rate swap agreement with the Bank ending April 15, 2003 that fixes the interest rate on the facility at 7.80%. At April 30, 1999, the total outstanding balance was $554,000.

         IMPCO BV TERM LOAN. On April 29, 1998 IMPCO BV entered into a credit facility with Bank of America NT&SA through its Amsterdam branch. The facility includes a term loan for $2,100,000 or an equivalent amount in freely convertible foreign currencies. On May 1, 1998 IMPCO BV borrowed fl. 4,200,000 to refinance the existing term loan with Depa Holdings as a condition precedent to the sale of the minority shares in IMPCO BV. This term loan bears interest, payable on a monthly basis, at the Euro Interbank Offered Rate for the corresponding period of the advance, plus 1.50%. The company will repay principal in 20 successive quarterly installments. The first 19 installments will be equal to fl. 210,000 with the last installment equal to the remaining balance. The term loan may be prepaid, with payments applied in inverse order of maturity, in whole or in part, at any time. At April 30, 1999, the outstanding balance of fl. 3,570,000 (U.S. $1,713,957) bore an interest rate of 4.27%.

         TERM LOAN FOR FUTURE ACQUISITION(S). This term loan bears interest, payable on a monthly basis, at the Bank's reference rate. The Company may elect to have all or portions of the term loan bear interest at an alternative interest rate agreed upon by the Bank and IMPCO for periods of not less than 30 days nor more than one year. The alternative interest rate is based on the Offshore rate plus 1.50%. Each alternative rate portion must be for an amount not less than $500,000 and may not include any portion of principal that is scheduled to be repaid before the last day of the applicable interest period. The Company will repay principal in 20 successive quarterly installments, starting on the last day of the third month after funding. The first 19 installments will be equal to 1/19 of the original principal amount with the last installment equal to the remaining balance. The term loan may be prepaid, with payments applied in inverse order of maturity, in whole or in part, at any time.

         On December 4, 1998 the Company utilized $3,190,000 of the $6,000,000 term loan for the acquisition of Crusader Engines. On February 12, 1999 the Company made a partial prepayment on this loan in the amount of $1,800,000. At April 30, 1999, the outstanding balance of $1,230,500 was subject to the Offshore rate of 6.52%.

         CAPITAL LEASE FACILITY. The capital lease facility is available in incremental draws of $50,000 or more to finance acquisitions of equipment such as machinery, dies, molds, office furniture, and motor vehicles. At April 30, 1999, approximately $2,946,000 was outstanding and approximately $1,274,000 was available under the capital lease facility. Each draw is to be repaid in twenty consecutive quarterly installments. Each draw bears interest at either a variable rate or fixed rate of interest. The fixed rate of interest is the U.S. Treasury note bond-equivalent yield per annum corresponding to the number of months remaining on the draw, plus 2.40 percentage points. The variable rate of interest is equal to Bank's London Branch 3-month LIBOR rate plus 2.00 percentage points. At April 30, 1999, all draws were subject to the variable rate of interest. The short-term portion of the capital lease facility is included in current maturities of short-term debt on the Company's balance sheet. On May 29, 1998, the Company entered into a 59-month interest rate swap agreement with Bank of America ending April 15, 2003 that fixes the interest rate on $2,578,000 of the facility at 8.50% for fundings 1 through 18, 8.20% for fundings 19 through 24 and 8.05% for funding 25 through 29.

         If the Company exercises an early termination option before the scheduled expiration date of a capital lease, a termination charge will be assessed. The termination charge is a sliding percentage (not to exceed 3%) of the balance on the lease at time of termination.

         STANDBY LETTER OF CREDIT. In order to secure yen denominated credit facilities for IMPCO Japan, the Company was required to post a standby letter of credit for the total available credit facility granted by the Hongkong and Shanghai Banking Corporation Ltd., Osaka Branch. The original amount of the facility is Y220,000,000 (U.S.$1,833,000) and will decrease quarterly as payments are made on the underlying outstanding debt. The cost of the facility is 1.00% per annum of the amount outstanding. On April 30, 1999, the amount outstanding under the standby letter of credit was $1,844,000.

         LOAN COVENANTS AND COLLATERAL. The Bank's credit facility contains certain restrictions and financial covenants, including liquidity, tangible net worth and cash flow coverage thresholds, as well as limitations on other indebtedness, and is secured by substantially all of the Company's assets. At April 30, 1999, the Company was in compliance with all covenants.

         (b) TERM LOAN - DEPA HOLDING B.V.

         On May 1, 1998, as a condition precedent to the sale of the minority shares held by Depa Holding B.V., IMPCO BV retired this facility from the proceeds of the term loan facility granted by Bank of America NT&SA.

         (c)  CREDIT FACILITY - MEES PIERSON

         In February of 1996, IMPCO BV secured a fl. 3,000,000 (U.S.$1,440,300) revocable credit facility with Mees Pierson, a financial institution in the Netherlands. The interest rate is determined weekly based on a weighted average of several money market indices. IMPCO BV's borrowings under this facility may not exceed the combined total of a specified amount of its accounts receivable (70 percent of book value) and inventory (50 percent of book value). At April 30, 1999, the interest rate was 5.25% and there was no outstanding balance on the credit facility.

         (d)  THE HONGKONG AND SHANGHAI BANKING CORPORATION LTD.

         TERM LOAN FOR THE ACQUISITION OF MIKUNI. On March 29, 1999, IMPCO Japan secured a Y160,000,000 (U.S.$1,341,000) term loan facility with the Hongkong and Shanghai Banking Corporation Ltd., Osaka Branch. This term loan bears interest, payable on a quarterly basis, at the Euroyen London Interbank Offer Rate plus 1.60%. The Company may elect to lock the interest rate on the loan for periods of not less than 30 days nor more than 6 months. At April 30, 1999, the outstanding loan balance of Y160,000,000 (U.S.$1,341,000) bore an interest rate of 1.794%.

         LINE OF CREDIT. On March 29, 1999, IMPCO Japan secured a Y60,000,000 (U.S.$503,000) revolving term loan facility with the Hongkong and Shanghai Banking Corporation Ltd., Osaka Branch. This term loan bears interest, payable on a quarterly basis, at the Euroyen London Interbank Offer Rate plus 1.60%. The Company may elect to lock the interest rate on the loan for periods of not less than 30 days nor more than 6 months. At April 30, 1999, the outstanding loan balance of Y10,000,000 (U.S.$84,000) bore an interest rate of 1.794%.

         Annual maturities of long-term debt for the five years subsequent to May 1, 1999 (in millions) are as follows: 2000 - $2.1; 2001 - $1.9; 2002 -
$1.1; 2003 - $.9; and 2004 - $.3.

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

         FOREIGN CURRENCY MANAGEMENT. The results and financial condition of the Company's international operations are affected by changes in exchange rates between certain foreign currencies and the U.S. Dollar. The Company's exposure to fluctuations in currency exchange rates has increased as a result of the growth of its international subsidiaries. The functional currency for all of the Company's international subsidiaries is the local currency of the subsidiary. An increase in the value of the U.S. Dollar increases costs incurred by the subsidiaries because most of its international subsidiaries' inventory purchases are U.S. Dollar denominated. The Company monitors this risk and attempts to minimize the exposure through forward currency contracts and the management of cash disbursements in local currencies. The Company uses forward currency contracts, which typically expire within one year, to hedge payments related to the purchase of goods by its international subsidiaries. Realized gains and losses on these contracts are recognized as part of cost of sales in the same period as the hedged transactions. At April 30, 1999, the Company had forward currency contracts protecting U.S.$2,400,000 in inventory purchases. At April 30, 1999 the fair value of forward currency contracts was ($99,000).

         The Company seeks to hedge its foreign currency economic risk by minimizing its U.S. Dollar investment in foreign operations using foreign currency term loans and lines of credit to finance the operations of its foreign subsidiaries. The term loans and lines of credit are denominated in local currencies and translated to U.S. Dollars at period end exchange rates.

         INTEREST RATE MANAGEMENT. The Company uses interest rate swap agreements with Bank of America NT&SA to manage its exposure to interest rate changes and stabilize the cost of borrowed funds. When an agreement is executed, the interest rate swap is matched as a hedge to a specific debt instrument and has the same notional amount and tenor as the related debt instrument principal. Since the interest rate instruments effectively hedge the underlying interest rate exposure, the net cash amounts paid or received on the agreements are accrued and recognized as an adjustment to interest expense. At April 30, 1999, the Company had $5,555,000 secured under fixed interest rate agreements at a weighted-average fixed interest rate of 7.97 percent. Absent these fixed rate agreements, the weighted-average variable rate for this debt at April 30, 1999 would have been 6.84 percent. Fair value of these instruments is based on estimated current settlement cost. At April 30, 1999 the fair value of interest rate swap agreements was approximately ($59,000).

         FAIR VALUE OF LONG-TERM DEBT. The fair value of the Company's long-term debt is estimated using discounted cash flows based on the Company's incremental borrowing rates for similar types of borrowings. At April 30, 1999 the fair value of the Company's long-term debt approximated carrying value.

5.       INCOME TAXES

The provision (benefit) for income taxes consists of the following:


                                                                       FISCAL YEARS ENDED APRIL 30,
                                                                 ----------------------------------------
                                                                  1999             1998             1997
                                                                  ----             ----             ----
Current:
     Federal                                                  $ 1,949,698          $ 90,759          $ 79,065
     State                                                        106,665            36,314            23,828
     Foreign                                                      412,399           208,556           432,422
                                                              -----------         ---------         ---------
                                                                2,468,762           335,629           535,315
Deferred:
     Federal                                                     (967,259)          571,887          (272,856)
                                                              -----------         ---------         ---------
Total provision (benefit) for income taxes:                    $1,501,503         $ 907,516         $ 262,459
                                                              -----------         ---------         ---------
                                                              -----------         ---------         ---------

          Income before income taxes and minority interest in income of consolidated subsidiaries and dividends for U.S. and foreign based operations is shown below:


                                                                       FISCAL YEARS ENDED APRIL 30,
                                                                 ----------------------------------------
                                                                  1999             1998             1997
                                                                  ----             ----             ----
     U.S.                                                     $ 6,724,365       $ 4,574,310       $ 2,737,074
     Foreign                                                    1,178,284         1,608,825         1,012,343
                                                              -----------         ---------         ---------
                                                              $ 7,902,649       $ 6,183,135       $ 3,749,417
                                                              -----------         ---------         ---------
                                                              -----------         ---------         ---------

         The current provision (benefit) for income taxes for fiscal years 1999, 1998 and 1997 has been reduced by the utilization of approximately $164,500, $5,045,500 and $3,953,000 of federal net operating loss carryforwards, respectively, and by approximately $502,000 of research credits for fiscal year 1999. During fiscal years 1999, 1998 and 1997, the current provision for state taxes was reduced by the utilization of approximately $516,000, $375,000 and 246,000, respectively, of investment and/or research tax credits.

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

         During the third quarter of fiscal year 1999, the Company realized a foreign tax credit of $595,208 from the 49 percent sale of its IMPCO BV subsidiary.

         A reconciliation of income taxes computed at the federal statutory income tax rate to income taxes reported in the consolidated statements of income is as follows:


                                                                        FISCAL YEARS ENDED APRIL 30,
                                                            ---------------------------------------------------
                                                                1999                 1998              1997
                                                            ------------         ------------      ------------
     Federal statutory income tax rate                          34.0%               34.0%             34.0%
     Permanent differences                                       2.0%                3.0               4.0
     Benefit of net operating loss
       carryforward                                              (.7)              (13.8)            (38.0)
     Foreign tax credit from
       sale of Media                                            (7.6)                  -                 -
     Federal alternative minimum tax                               -                   -               2.1
     State tax, net                                              3.5                  .4                .6
     Foreign tax, net                                             .2                  .1               4.3
     R & D Credit                                              (12.4)               (9.0)                -
                                                               -----               -----             -----
         Effective tax rate                                     19.0%               14.7%              7.0%
                                                               -----               -----             -----
                                                               -----               -----             -----

         The components of the Company's deferred tax liabilities and assets is as follows:


                                                                                      YEARS ENDED APRIL 30,
                                                                                   ------------------------
                                                                                       1999         1998
                                                                                   -----------   ----------
           Deferred tax liabilities:
               Tax over book depreciation                                          ($1,076,502)  ($955,000)
               Other                                                                  (107,079)    (81,000)
                                                                                   -----------  -----------

                                                                                    (1,183,581) (1,036,000)
                                                                                   -----------  -----------
                                                                                   -----------  -----------
           Deferred tax assets:
               Tax credit carryforwards                                              2,602,593    2,024,000
               Inventory reserves                                                      452,780      173,000
               Other provisions for estimated expenses                                 773,743      439,000
                                                                                   -----------  -----------
                                                                                    $3,829,116   $2,636,000
                                                                                   -----------  -----------
                                                                                   -----------  -----------

         At April 30, 1999, the Company had a general business tax credit carryforward available for federal income tax purposes of approximately $2,248,000 which, if not utilized, will expire by fiscal year 2013. Additionally, the Company had an alternative minimum tax credit carryforward available for federal income tax purposes of approximately $355,000 which does not expire for tax reporting purposes.


6.       COMMITMENTS AND CONTINGENCIES

         (a)  LEASES

         The Company has certain non-cancelable operating leases for facilities and equipment, and non-cancelable capital leases for machinery, equipment and motor vehicles. Future minimum lease commitments under non-cancelable leases are as follows:


                                                                    Lease Obligations
                                                            ----------------------------------
   Fiscal years ending April 30,                                 Capital          Operating
   ----------------------------------                       -------------       --------------
       2000                                                 $  1,220,160       $  1,563,910
       2001                                                      908,185          1,220,538
       2002                                                      745,399          1,100,557
       2003                                                      613,819          1,028,241
       2004                                                      225,377          1,004,587
       Later years                                                  -               184,956
                                                            ------------       ------------
   Total minimum lease payments                                3,712,940       $  6,102,789
                                                            ------------       ------------
   Less imputed interest                                         643,339
                                                            ------------
   Present value of future minimum
       lease payments                                          3,069,601
   Less current portion                                          967,428
                                                            ------------
   Long-term capital lease obligation                       $  2,102,173
                                                            ------------
                                                            ------------


         Total rental expense under the operating leases for the fiscal years ended April 30, 1999, 1998 and 1997 was approximately $1,281,000, $1,126,700, and $903,000, respectively. The Company currently leases facilities in Cerritos, California; Irvine, California; Seattle, Washington; Sterling Height, Michigan; Rijswijk, Holland; Langgons, Germany; Genas Cedex, France; Cheltenham, Australia; De Mexico, Mexico; and Fukuoka, Japan. These leases are non-cancelable and certain leases have renewal options.

         During fiscal year 1999, the Company increased its $5,525,000 capital lease facility to $6,525,000 to finance acquisitions of equipment such as machinery, dies, molds and patterns, office furniture and fixtures and motor vehicles. At April 30, 1999 and 1998 respectively, approximately $2,946,000 and $2,625,000 was outstanding under the capital lease facility. At April 30, 1999 the gross and net assets acquired under the capital lease facility was approximately $5,224,000 and $2,565,000, respectively. At April 30, 1998 the gross and net assets acquired under the capital lease facility was approximately $3,854,000 and $2,131,000, respectively.

         (b)   CONTINGENCIES

         The Company is currently subject to certain legal proceedings and claims arising in the ordinary course of business. Based on discussions with legal counsel, management does not believe that the outcome of any of these matters will have a materially adverse effect on the Company's consolidated financial statements.


         (c)   INVESTMENT AND TAX SAVINGS PLAN

         The Company's Investment and Tax Savings Plan (the Plan) is a defined contribution plan which is qualified under Internal Revenue Service Code Section 401(k). The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). All employees who are at least age twenty-one or older are eligible to participate in the Plan on the first day of any calendar month following one year of service with the Company. Employees of the Company who elect to participate in the Plan may contribute into the Plan not less than 1% nor more than 15% of compensation. The Company's matching contributions are discretionary and match elective salary deferrals up to 1.8% of compensation. Approximately 46% of eligible employees were enrolled in the 401(k) plan at April 30, 1999. Employer contributions totaled approximately $122,000, $98,000, and $95,000 for fiscal years ended 1999, 1998 and 1997.

7.       STOCKHOLDERS' EQUITY

         (a)      1993 SERIES 1 PREFERRED STOCK

         The holders of the Company's' 1993 Series 1 Preferred Stock (Preferred Stock) were entitled to receive annual cumulative dividends of up to $105 per share and not less than $80 per share ($100 per share at April 30, 1999). The dividend rate, which was adjusted on the first day of each calendar quarter, was based on the Seafirst Bank prime rate of interest plus
1.5 percent (assuming a deemed principal value of $1,000 per share).

         Commencing March 31, 1999, the Company had the right to convert the Preferred Stock to common stock if the average market price for the common stock for the immediately preceding 30 trading days equals or exceeds the conversion price then in effect and the Company pays all accrued dividends. On March 31, 1999, in accordance with its conversion right, the Company converted 1,124,764 shares of Preferred Stock into common stock and paid all accrued dividends. The Preferred Stock was convertible into common stock by dividing the conversion price at March 31, 1999 into its liquidation value of $1,000 for each share being converted, which resulted in a conversion price of $5.29 per share.


         (b)      STOCK OPTIONS

         The Company has five stock option plans that provide for the issuance of options to key employees and directors of the Company. As of April 30, 1999, 1998 and 1997, the Company had outstanding stock options of 1,502,658, 1,308,086, and 922,810, respectively, to purchase shares of common stock. The following table summarizes the transactions of the Company's stock option plans for the three-year period ended April 30, 1999:


                                                                                             Weighted
                                                                  Number                     Average
                                                                  Of                         Exercise
                                                                  Shares                     Price
--------------------------------------------------------------------------------------------------------
Unexercised options outstanding -
 April 30, 1996                                                       841,303                      $7.59
   Options granted                                                    238,118                      $6.84
   Options exercised                                                 (139,244)                     $3.16
   Options forfeited                                                  (17,367)                     $8.60

--------------------------------------------------------------------------------------------------------
Unexercised options outstanding -
 April 30, 1997                                                       922,810                      $7.82
   Options granted                                                    475,556                      $7.86
   Options exercised                                                  (57,795)                     $3.36
   Options forfeited                                                  (32,485)                     $6.80
Unexercised options outstanding -
 April 30, 1998                                                     1,308,086                      $8.06
   Options granted                                                    406,688                      $9.25
   Options exercised                                                 (192,116)                     $7.46
   Options forfeited                                                  (20,000)                    $12.27

--------------------------------------------------------------------------------------------------------
Unexercised options outstanding -
 April 30, 1999                                                     1,502,658                      $8.40

Price range $0.00 to $1.625                                            20,606                      $0.06
 (weighted-average contractual life
  of 2.5 years)
Price range $3.25 to $4.875                                            10,000                      $3.89
 (weighted-average contractual life
  of 2.5 years)
Price range $4.875 to $6.50                                           192,948                      $6.03
 (weighted-average contractual life
  of 6.4 years)
Price range $6.50 to $8.125                                           814,126                      $7.63
 (weighted-average contractual life
  of 7.0 years)
Price range $8.125 to $9.75                                           154,234                      $8.63
 (weighted-average contractual life
  of 6.9 years)
Price range $9.75 to $11.375                                           81,556                     $11.11

 (weighted-average contractual life
  of 4.9 years)
Price range $11.375 to $13.00                                         167,000                     $11.77
 (weighted-average contractual life
  of 5.3 years)
Price range $13.00 to $14.625                                           2,188                     $13.13
 (weighted-average contractual life
  of 8.5 years)
Price range $14.625 to $16.25                                          60,000                     $16.25
 (weighted-average contractual life
  of 9.5 years)

--------------------------------------------------------------------------------------------------------
Exercisable options -
April 30, 1997                                                        501,727                      $8.00
April 30, 1998                                                        544,232                      $8.63
April 30, 1999                                                        489,517                      $8.85

Price range $0.00 to $1.625                                            20,606                      $0.06
Price range $3.25 to $4.875                                            10,000                      $3.89
Price range $4.875 to $6.50                                            99,081                      $5.83
Price range $6.50 to $8.125                                            26,626                      $7.57
Price range $8.125 to $9.75                                           113,204                      $8.65
Price range $9.75 to $11.375                                           80,000                     $11.11
Price range $11.375 to $13.00                                         140,000                     $11.73
--------------------------------------------------------------------------------------------------------

         1997 INCENTIVE STOCK OPTION PLAN. During fiscal year 1998, the Company adopted the 1997 Incentive Stock Option Plan. Options for up to 750,000 shares of common stock may be issued to eligible employees. Options vest at a rate of 40 percent after the first two years following the date of grant and 20 percent each year thereafter so that the employee is 100 percent vested in the option after 5 years. The Board of Directors may grant options which have different vesting and exercise provisions. Further information relating to this plan is as follows:

                            OPTION PRICE PER SHARE


                                                                                  FISCAL YEAR ENDED APRIL 30,
                                                                                  ---------------------------
                                                                                    1999              1998
                                                                                    ----              ----
Beginning balance                         $7.63 to $11.63                            427,000                 -

Granted                                   $7.63 to $13.00                            327,000           427,000

Relinquished                              $10.75 to $13.00                          (12,000)                 -

Ending balance                            $7.63 to $11.63                            742,000           427,000

Shares available for future grant                                                      8,000             3,000


         The 327,000 options granted in fiscal year 1999 include 320,000 shares that were issued with contingent vesting schedules. These 320,000 shares shall vest pursuant to the plan's normal vesting schedule and be exercisable if the closing price of the Company's common stock equals or exceeds (i) $17.00 per share on or prior to April 30, 1999 or (ii) $15.30 per share on at least 20 of 30 consecutive trading days occurring on or before April 30, 1999. The contingency provision was satisfied on June 26, 1998. On this date, 320,000 shares were granted with an effective grant date of May 22, 1997.

         1996 INCENTIVE STOCK OPTION PLAN. During fiscal year 1997, the Company adopted the 1996 Incentive Stock Option Plan. Options for up to 250,000 shares of common stock may be issued to eligible employees. Options vest at a rate of 40 percent after the first two years following the date of grant and 20 percent each year thereafter so that the employee is 100 percent vested in the option after 5 years. Further information relating to this plan is as follows:

                                         OPTION PRICE PER SHARE


                                                                                 FISCAL YEAR ENDED APRIL 30,
                                                                                 ---------------------------
                                                                               1999            1998         1997
                                                                               ----            ----         ----
Beginning balance                         $6.25 to $11.00                       237,404         212,583            -

Granted                                   $12.25                                  5,000          38,556      218,118

Exercised                                 $6.25 to $8.75                       (15,914)         (2,000)            -

Relinquished                              $6.25                                   (500)        (11,735)      (5,535)

Ending balance                            $6.25 to $12.25                       225,990         237,404      212,583

Exercisable at April 30                   $6.25 to $8.75                         64,704           2,800            -

Shares available for future grant                                                 6,096          10,596       37,417

         1993 STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS. During fiscal year 1994, the Company adopted the 1993 Stock Option Plan for Non-employee Directors. Options for up to 350,000 shares of the Company's common stock may be issued to members of the Company's Board of Directors who are not and have not been employees of the Company within three years prior to the date of the grant of an option. Options are not assignable and generally vest cumulatively at the rate of 25 percent per year, commencing twelve months following the date of grant. The option exercise price per share is the higher of (i) the average of the fair market values for the fifteen trading days immediately following the date of grant or (ii) the market value on the fifteenth trading day immediately following the date of grant. Further information relating to this plan is as follows:


                                 OPTION PRICE PER SHARE


                                                                           FISCAL YEAR ENDED APRIL 30,
                                                                           ---------------------------
                                                                          1999                1998              1997
                                                                          ----                ----              ----
Beginning balance                $8.25 to $11.78                       290,000             290,000           270,000

Granted                          $16.25                                 60,000                  -             20,000

Exercised                        $8.64 to $11.78                      (80,000)                  -                -

Ending balance                   $8.25 to $16.25                       270,000             290,000           290,000

Exercisable at April 30          $8.25 to $11.78                       197,500             255,000           222,500

Shares available for future                                                  -              60,000            60,000
grant


         1991 EXECUTIVE STOCK OPTION PLAN. During fiscal year 1992, the Company adopted the 1991 Executive Stock Option Plan, under which three executive officers were granted Series A and Series B options. These options may be exercised at any time through November 6, 2001, are not assignable, and may be exercised whether or not the optionee is an employee at the time of exercise. The Series B options were granted in exchange for the termination of certain executive officers rights in the 1989 phantom stock pool. Further information relating to this Plan is as follows:


                                                                                FISCAL YEAR ENDED APRIL 30,
                                                                           ----------------------------------
         SERIES A OPTIONS                       Option price
                                                  per share                  1999         1998         1997
                                               ---------------             --------     --------     --------
         Beginning balance                          $3.89                   51,668       51,668       126,668
         Exercised                                  $3.89                  (41,668)          -        (75,000)
                                                                           --------     --------     --------
         Ending balance                             $3.89                   10,000       51,668        51,668
                                                                           --------     --------     --------
                                                                           --------     --------     --------

         Exercisable at April 30                                            10,000       51,668        51,668
                                                                           --------     --------     --------
                                                                           --------     --------     --------
         SERIES B OPTIONS

         Beginning balance                          $0.06                   21,806       53,520        96,900
         Exercised                                  $0.06                   (1,200)     (31,714)     ( 43,380)
                                                                           --------     --------     --------
         Ending balance                             $0.06                   20,606       21,806        53,520
                                                                           --------     --------     --------
                                                                           --------     --------     --------

         Exercisable at April 30                                            20,606       21,806        53,520
                                                                           --------     --------     --------
                                                                           --------     --------     --------


         1989 INCENTIVE STOCK OPTION PLAN. Under the Company's 1989 Incentive Stock Option Plan, up to 500,000 options may be issued. Options generally vest at the rate of 25 percent per year, cumulatively, beginning on the first anniversary of the date of grant. Further information relating to the 1989 Incentive Stock Option Plan is as follows:


                                                                                FISCAL YEAR ENDED APRIL 30,
                                                                       --------------------------------------
                                              Option price
                                                per share                  1999              1998             1997
                                           -------------------         -------------    -------------     ------------
         Beginning balance                     $5.25 to $11.25             280,208          315,039           347,735
         Granted                              $13.00 to $13.13              14,688           10,000               -
         Exercised                             $6.00 to $ 7.31             (53,334)         (24,081)          (20,864)
         Relinquished                                   $13.00              (7,500)         (20,750)          (11,832)
                                                                       -------------    -------------     ------------

         Ending balance                        $5.25 to $13.13             234,062          280,208           315,039
                                                                       -----------      -----------       -----------

         Exercisable at April 30               $5.25 to $11.25             196,707          212,958           174,039
                                                                       -------------    -------------     ------------
                                                                       -------------    -------------     ------------

         Shares available for future grant                                  16,398           23,586            12,836
                                                                       -------------    -------------     ------------
                                                                       -------------    -------------     ------------


8.       EARNINGS PER SHARE


         The following table sets forth the computation of basic and diluted earnings per share:


                                        -----------------------------------------
                                            1999           1998           1997
                                        -----------    -----------    -----------
Numerator:
 Net income                             $ 6,401,146    $ 5,275,619    $ 3,486,958
 Preferred stock dividends                 (530,542)      (594,997)      (581,365)
 Minority interest                          (70,532)      (410,554)      (261,667)
                                        -----------    -----------    -----------
 Numerator for basic earnings per
   share - income available to
   common stockholders                    5,800,072      4,270,068      2,643,926

 Effect of dilutive securities:
   Preferred stock dividends                530,542        594,997             -
                                        -----------    -----------    -----------
Numerator for diluted earnings per
   share - income available to
   common stockholders after
   assumed conversions                  $ 6,330,614    $ 4,865,065    $ 2,643,926

Denominator:
 Denominator for basic earnings per
   Share -- weighted-average shares       7,293,160      6,333,769      5,722,382

Effect of dilutive securities:
 Employee stock options                     650,151        450,315        117,738
 Warrants                                        -         246,628        290,422
 Convertible preferred stock1             1,032,318      1,124,764             -
                                        -----------    -----------    -----------
Dilutive potential common shares          1,682,469      1,821,707        408,160

 Denominator for diluted earnings per
   share -- adjusted weighted-average
   shares and assumed conversions         8,975,629      8,155,476      6,130,542
                                        -----------    -----------    -----------

 Basic earnings per share               $      0.80    $      0.67    $      0.46
                                        -----------    -----------    -----------
Diluted earnings per share              $      0.71    $      0.60    $      0.43
                                        -----------    -----------    -----------


         1On March 31, 1999 preferred stock was converted to common stock and the diluted Earnings Per Share is calculated as though the conversion occurred at the beginning of the fiscal year. The basic earnings per share is calculated with weighted average shares based on the conversion at March 31, 1999. The convertible preferred shares is equal to the full conversion (1,124,764 shares) less the weighted average shares for the month of April 1999 (92,446 shares).

         For additional disclosures regarding the employee stock options, see
Note 7. Options to purchase 60,000 shares of common stock at $16.25 were outstanding during fiscal year 1999 and options to purchase 260,000 shares of common stock at prices ranging from $10.88 to $11.78 were outstanding during fiscal year 1998 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.


9.       COMPENSATORY STOCK OPTION PLAN

         The Company has elected to account for its employee stock options under Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for employee stock options. No compensation expense is recorded under APB 25 because the exercise price of the Company's employee common stock options equals the market price of the underlying common stock on the grant date.

         SFAS 123 requires "as adjusted" information regarding net income and net income per share to be disclosed for new options granted after fiscal year 1996. The fair value of these options was determined at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                YEAR ENDED APRIL 30,
                                           1999        1998        1997
                                          -----       -----       -----
Expected dividend yield                      0%          0%          0%
Calculated volatility                     .584        .534        .486
Risk-free interest rate                      3%          3%          3%
Expected life of the option in years      8.82        9.09        8.70


         The estimated fair value of the options is amortized to expense over the options' vesting period for "as adjusted" disclosures. The net income per share "as adjusted" for the effects of SFAS 123 is not indicative of the effects on reported net income/loss for future years. The Company's reported "as adjusted" information at April 30 is as follows: (in thousands, except per share amounts):

                                                      YEAR ENDED APRIL 30,
                                                   1999        1998        1997
                                                ---------   ---------   ---------
Net Income                                      $   5,800   $   4,270   $   2,644
As Adjusted                                     $   5,645   $   3,628   $   2,467

Net Income Per Share As Reported - Basic        $     .80   $     .67   $     .46
Net Income Per Share "As Adjusted" - Basic      $     .77   $     .57   $     .43

Net Income Per Share As Reported - Dilutive     $     .71   $     .60   $     .43
Net Income Per Share "As Adjusted" - Dilutive   $     .69   $     .52   $     .40

         In management's opinion existing stock option valuation models do not provide a reliable single measure of the fair value of employee stock options that have vesting provisions and are not transferable. In addition, option pricing models require the input of highly subjective assumptions, including expected stock price volatility.

10.      REVENUES

         During fiscal year 1999, the IMPCO BV, IMPCO Pty, Grupo IMPCO Mexicano and IMPCO Japan subsidiaries accounted for approximately 15 percent, 6 percent, 3 percent and less than 1 percent of total consolidated revenues, respectively, and contract revenue accounted for approximately 13 percent of consolidated revenues. During fiscal year 1998, the IMPCO BV, IMPCO Pty, IMPCO Mexicano subsidiaries accounted for approximately 16 percent, 10 percent and 1 percent of total consolidated revenues, respectively, and contract revenue accounted for approximately 12 percent of consolidated revenues. During fiscal year 1999 and 1998, General Motors Corporation, and customers associated with the GM program, accounted for approximately 28 percent and 15 percent, respectively, of consolidated revenues. During fiscal year 1997, no single unaffiliated customer exceeded ten percent of consolidated revenues.

         The Company routinely sells products to a broad base of customers, which includes distributors and original equipment manufacturers. Based on the nature of these customers, credit is generally granted without collateral being required. Management does not anticipate that a significant credit risk exists as a result of these customer relationships.

11.      BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

         BUSINESS SEGMENTS. The Company currently operates in three business segments: Gaseous Fuel Products Division (GFPD), Automotive OEM Division
(AOD) and Non-U.S. Based Subsidiary Operations. The Company evaluates performance based on profit or loss from operations before interest and income taxes. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies.

         GFPD is a leading supplier of engine components and systems that allow internal combustion engines to operate on gaseous fuels, primarily propane and natural gas. GFPD designs, develops, manufacturers and markets components and systems for engines ranging from 1 to 4,000 horsepower. The division sells its products to the motor vehicle, material handling, small utility engine and large industrial engine aftermarket through a world wide distributor network encompassing over 400 distributors, sub-distributors and dealers in over 30 countries.

         AOD was organized in mid-1996 to develop and manufacture fuel systems for Automotive OEM applications. The division carries out a complete range of operations aimed at developing cost-effective and efficient gaseous fuel systems and components for urban fleet vehicles such as trucks and taxis and passenger vehicles. AOD capabilities include: full vehicle engineering and validation; powertrain controls and validation; advanced manufacturing for engine controls; natural gas fuel storage; and testing procedures to meet different global emission control standards and fuel control devices and technology for gaseous fuels and other gases for subsequent use in internal combustion engines, fuels cells and other applications requiring metering of gases.

         The Non-U.S. based subsidiary operations segment consists of subsidiary operations located in Europe, Australia, Mexico, and Japan. The subsidiaries develop and manage distributor networks for the Company's engine components, kits and systems. The world wide distributor network encompasses over 400 distributors, sub-distributors and dealers that focus on the material handling, motor vehicle, heavy duty engine, and small industrial engine markets. The subsidiaries also provide sales support, application development, and technical support to aftermarket and OEM customers.

         FINANCIAL INFORMATION BY BUSINESS SEGMENT. Financial information by business segment for continuing operations follows:

------------------------------------------------ ---------------- ----------------- ---------------
Revenues (IN THOUSANDS)                              FY 1999          FY 1998          FY 1997
------------------------------------------------ ---------------- ----------------- ---------------
Gaseous Fuels Products Division                          $52,632           $48,277         $43,010
Automotive OEM Division                                   24,469            12,328           6,154
Non-U.S. Based Subsidiaries                               21,188            19,304          17,018
Intersegment Elimination                                 (11,463)           (8,826)         (4,354)
------------------------------------------------ ---------------- ----------------- ---------------
   Total                                                 $86,826           $71,083         $61,828
------------------------------------------------ ---------------- ----------------- ---------------

------------------------------------------------ ---------------- ----------------- ---------------
Operating Income (IN THOUSANDS)                      FY 1999          FY 1998          FY 1997
------------------------------------------------ ---------------- ----------------- ---------------
Gaseous Fuels Products Division                          $14,284           $14,749         $11,093
Automotive OEM Division                                      (27)           (1,451)         (1,801)
Non-U.S. Based Subsidiaries                                1,504             1,772           1,266
Corporate Expenses                                        (5,516)           (4,996)         (4,315)
Advanced Research & Product Develop.                      (3,053)           (2,523)         (1,314)
Intersegment Elimination                                    (289)             (433)            (79)
------------------------------------------------ --------------- ------------------ ---------------
   Total                                                  $6,903            $7,118          $4,850
------------------------------------------------ --------------- ------------------ ---------------

------------------------------------------------ ---------------- ----------------- ---------------
Identifiable Assets (IN THOUSANDS)                   FY 1999          FY 1998          FY 1997
------------------------------------------------ ---------------- ----------------- ---------------
Gaseous Fuels Products Division                          $27,663           $18,681         $13,641
Automotive OEM Division                                   18,024             9,679           5,150
Non-U.S.Based Subsidiaries                                 9,579            16,214          13,637
Corporate                                                 18,296            13,604          14,685
------------------------------------------------ ---------------- ----------------- ---------------
   Total                                                 $73,562           $58,178         $47,113
------------------------------------------------ ---------------- ----------------- ---------------

------------------------------------------------ ---------------- ----------------- ---------------
Capital Expenditures (IN THOUSANDS)                  FY 1999          FY 1998          FY 1997
------------------------------------------------ ---------------- ----------------- ---------------
Gaseous Fuels Products Division                           $1,067              $528            $521
Automotive OEM Division                                    1,163             2,304             504
Non-U.S. Based Subsidiaries                                  228               134             520
Corporate                                                    340               254             157
------------------------------------------------ ---------------- ----------------- ---------------
   Total                                                  $2,798            $3,220          $1,702
------------------------------------------------ ---------------- ----------------- ---------------

------------------------------------------------ ---------------- ----------------- ---------------
Depreciation and Amortization
(IN THOUSANDS)                                       FY 1999          FY 1998          FY 1997
------------------------------------------------ ---------------- ----------------- ---------------
Gaseous Fuels Products Division                           $1,261            $1,155          $1,053
Automotive OEM Division                                      890               816             743
Non-U.S. Based Subsidiaries                                  659               395             394
Corporate                                                    631               547             527
------------------------------------------------ ---------------- ----------------- ---------------
   Total                                                  $3,441            $2,913          $2,717
------------------------------------------------ ---------------- ----------------- ---------------

         PRODUCT REVENUES BY APPLICATION. The Company's product revenues by application across all business segments follows:

----------------------------------------------------- ---------------- ---------------- ----------------
(IN THOUSANDS)                                            FY 1999          FY 1998          FY 1997
----------------------------------------------------- ---------------- ---------------- ----------------
Motor vehicle products                                        $32,748          $21,870          $23,784
Forklifts and other material handling equipment                31,822           29,493           23,291
Small portable to large stationary engines                     11,251           10,846           11,362
----------------------------------------------------- ---------------- ---------------- ----------------
   Total product sales                                        $75,821          $62,209          $58,437
----------------------------------------------------- ---------------- ---------------- ----------------

         GEOGRAPHIC INFORMATION. The Company's geographic information for revenues to unaffiliated customers and long-lived assets is shown below. The basis for determining revenues is the geographic point of shipment, not the location of the customer. Long-lived assets represent long-term tangible assets and are physically located in the region as indicated.


------------------------------------------------ --------------- ------------------ ---------------
Revenues to Unaffiliated Customers
 (IN THOUSANDS)                                     FY 1999           FY 1998          FY 1997
------------------------------------------------ --------------- ------------------ ---------------
United States                                           $65,638            $51,779         $44,809
Europe                                                   12,941             11,588           9,203
Australia                                                 5,398              6,893           7,816
Mexico                                                    2,671                823               -
Japan                                                       178                  -               -
------------------------------------------------ --------------- ------------------ ---------------
   Total                                                $86,826            $71,083         $61,828
------------------------------------------------ --------------- ------------------ ---------------

------------------------------------------------ --------------- ------------------ ---------------
Long-Lived Assets (IN THOUSANDS)                    FY 1999           FY 1998          FY 1997
------------------------------------------------ --------------- ------------------ ---------------
United States                                            $9,230             $8,355          $6,363
Europe                                                      309                394             493
Australia                                                   282                248             364
Mexico                                                       47                 27               -
Japan                                                        17                  -               -
------------------------------------------------ --------------- ------------------ ---------------
    Total                                                $9,885             $9,024          $7,220
------------------------------------------------ --------------- ------------------ ---------------

12.      CONTRACT REVENUE

         In August 1995, the Company extended its original 1993 two year fixed-price contract with General Motors Corporation (GM) to develop, manufacture and install compressed natural gas engine management systems (CNG systems). Under the terms of the contract, the Company is engineering, testing and validating CNG systems for certain 1998, 1999, 2000 and 2001 model year car and truck platforms in compliance with GM's specifications.

         Revenues for development efforts are principally recognized by the percentage of completion method and principally related to contracts with GM. During fiscal year 1999, 1998, and 1997 GM and other contract revenues comprised 13 percent, 12 percent, and 5 percent of the Company's total revenues, respectively.

13.      PURCHASES

         During fiscal years 1999, 1998 and 1997, purchases from one vendor constituted approximately 7 percent, 18 percent and 17 percent of consolidated net inventory purchases, respectively. In fiscal year 1999, 10 suppliers accounted for approximately 32% of consolidated net inventory purchases.

14.      SUPPLEMENTARY CASH FLOW INFORMATION

         During fiscal years 1999, 1998 and 1997 the Company incurred capital lease obligations of approximately $1,264,000, $1,296,000 and $835,000, respectively.

         Interest and taxes paid during fiscal year 1999, 1998, and 1997 are as follows:

                                          FISCAL YEAR ENDED APRIL 30,
                                 ---------------------------------------------
                                  1999              1998               1997
                                 ----------       ----------        ----------
         Interest paid           $1,221,000       $  940,000        $1,062,000
         Taxes paid               3,042,000          191,000           755,000


15.      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         A summary of the unaudited quarterly results of operations follows (in thousands, except per share amounts):

FISCAL YEAR 1999
                                                                  JULY 31        OCT. 31        JAN. 31         APR. 30
                                                               ------------  -------------   -------------  -------------
     Product sales                                              $  17,187       $ 16,902        $ 16,044       $ 25,688
     Contract revenue                                               2,686          3,420           3,824          1,075
     Total revenue                                                 19,873         20,322          19,868         26,763
     Cost of sales                                                 10,915         11,927          10,933         18,403
     Gross Profit                                                   8,958          8,394           8,935          8,361
     Research and development expense                               2,700          3,082           2,777          3,052
     Net income                                                     1,484            893           3,075            348
     Net income per share:
       Basic                                                          .21            .12            .43             .05
       Diluted                                                        .18            .11            .36             .05

FISCAL YEAR 1998
                                                                  JULY 31        OCT. 31        JAN. 31         APR. 30
                                                                -----------  -------------   -------------  -------------
     Product sales                                              $  14,151       $ 15,730        $ 14,835       $ 17,493
     Contract revenue                                               2,138          2,432           2,158          2,146
     Total revenue                                                 16,289         18,162          16,993         19,639
     Cost of sales                                                  8,819          9,756           8,657         10,942
     Gross Profit                                                   7,470          8,406           8,336          8,697
     Research and development expense                               2,743          2,947           3,359          3,013
     Net income                                                       692            991           1,197          1,391
     Net income per share:
       Basic                                                          .12            .17            .18             .20
       Diluted                                                        .11            .15            .16             .18


16.      OTHER MATTERS

         In April 1997, the Company sold air pollution control devices to its subsidiary, IMPCO BV, a Netherlands corporation. This subsidiary then sold the goods to Sagace Holland B.V., another Netherlands corporation, which reexported the goods to Iran contrary to U.S. licenses authorizing the initial export of the goods from the United States. The sales involved approximately 150 units of emission control equipment used on forklifts or similar vehicles that operate on compressed natural gas with a value of approximately $350,000. These events were voluntarily reported by the Company to the Office of Export Enforcement, U.S. Department of Commerce, and the Office of Foreign Assets Control, U.S. Department of the Treasury, in August 1997.

         Subsequent to reporting the foregoing events, the Company learned that in April 1997, the Company sold similar air pollution control devices with a value of approximately $100,000 to a distributor. The distributor then reexported these goods to Iran, again contrary to U.S. export licenses. These events were also voluntarily disclosed by the Company to the same Federal agencies in 1998.

17.      SUBSEQUENT EVENT (UNAUDITED)

         On June 30, 1999, the Company's Board of Director's adopted a Stockholder Protection Rights Agreement and declared a dividend of one Right on each outstanding share of IMPCO common stock. The dividend was paid on July 26, 1999 to stockholders of record on July 12, 1999.

                            IMPCO TECHNOLOGIES, INC.
                        SCHEDULE II - VALUATION ACCOUNTS

                                                   Additions
                                                    charged
                                  Balance at       (credited)      Write-offs      Balance
                                   beginning      to costs and      and other       at end
                                   of period        expenses       adjustments     of period
                                  ----------      ------------    ------------    ----------
Allowance for doubtful accounts
   for the years ended:
         April 30, 1999            $314,794        $305,958        ($84,928)      $535,824
         April 30, 1998             288,111         119,390         (92,707)       314,794
         April 30, 1997             165,322         157,288         (34,499)       288,111

Inventory valuation reserve
   for the years ended:
         April 30, 1999             774,732         938,906        (170,164)     1,543,474
         April 30, 1998             837,718         235,865        (298,851)       774,732
         April 30, 1997             610,515         384,829        (157,626)       837,718

Warranty reserve
   for the years ended:
         April 30, 1999             301,190         224,968        ( 37,347)       488,811
         April 30, 1998             275,760         219,813        (194,383)       301,190
         April 30, 1997             469,639         222,121        (416,000)       275,760

Product liability reserve
   for the years ended:
         April 30, 1999              48,991              -          (47,991)         1,000
         April 30, 1998              91,935              -          (42,944)        48,991
         April 30, 1997             156,848         10,793          (75,705)        91,935
