Form 10-Q
period 1999-07-31
IMPCO TECHNOLOGIES INC
filed 1999-09-14
CIK 790708

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

    /x/ Quarterly report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

        For the quarterly period ended July 31, 1999, or

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

    Number of shares outstanding of each of the issuer's classes of common stock, as of August 31, 1999:

       8,468,881 shares of Common Stock, $.001 par value per share

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

                                    IMPCO TECHNOLOGIES, INC.
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                              July 31, 1999 and April 30, 1999

                                            ASSETS
                                                         JULY 31,      APRIL 30,
                                                           1999          1999
                                                      -------------  -------------
                                                        (UNAUDITED)
Current assets:
 Cash...............................................  $   3,012,860  $   2,009,208
 Accounts receivable................................     23,944,564     22,209,363
  Less allowance for doubtful accounts..............        535,509        535,824
                                                      -------------  -------------
   Net accounts receivable..........................     23,409,055     21,673,539
Inventories:
 Raw materials and parts............................     10,477,200     10,694,453
 Work-in-process....................................        969,430      1,208,423
 Finished goods.....................................     15,296,486     10,804,309
                                                      -------------  -------------
  Total inventories.................................     26,743,116     22,707,185
Deferred tax assets.................................      2,577,027      3,474,387
Other current assets................................      2,491,225      2,255,227
                                                      -------------  -------------
   Total current assets.............................     58,233,283     52,119,546
Equipment and leasehold improvements:
 Dies, molds and patterns...........................      5,804,414      5,746,955
 Machinery and equipment............................      7,916,908      7,793,650
 Office furnishings and equipment...................      6,522,464      6,110,079
 Leasehold improvements.............................      3,090,337      2,965,366
                                                       -------------  -------------
                                                         23,334,123     22,616,050
Less accumulated depreciation and amortization......     13,506,837     12,730,976
                                                      -------------  -------------
  Net equipment and leasehold improvements..........      9,827,286      9,885,074

Intangibles arising from acquisitions...............     15,618,997     15,593,672
 Less accumulated amortization......................      4,750,322      4,576,369
                                                      -------------  -------------
 Net intangibles arising from acquisitions..........     10,868,675     11,017,303
Other assets........................................        554,382        540,239
                                                      -------------  -------------
                                                      $  79,483,626  $  73,562,162
                                                      -------------  -------------
                                                      -------------  -------------

                             See accompanying notes.

                            IMPCO TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        July 31, 1999 and April 30, 1999
                                   (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  JULY 31,           APRIL 30,
                                                    1999               1999
                                                -------------      -------------
                                                (UNAUDITED)
Current liabilities:
 Accounts payable.............................    8,671,405          8,294,977
 Accrued payroll obligations..................    2,294,817          2,493,402
 Income taxes payable.........................      998,400          1,261,009
 Other accrued expenses.......................    2,083,001          1,356,803
 Current maturities of long-term debt.........    3,449,015          3,485,376
                                                -----------        -----------
  Total current liabilities...................   17,496,638         16,891,567

Lines of credit...............................    9,568,847          5,551,300
Term loans--Bank of America NT&SA.............    4,737,127          5,411,326
Capital Leases................................    2,047,617          2,102,173
Deferred tax liability........................      963,910            828,852
Minority interest.............................    1,419,256          1,327,825

Stockholders' equity:
 Common stock, $.001 par value, authorized
 25,000,000 shares; 8,453,881 issued and
 outstanding at July 31, 1999 (8,408,481
 at April 30, 1999) ..........................        8,454              8,408
Additional paid-in capital....................   45,705,120         45,375,995
Shares held in trust..........................      (73,830)           (68,946)
Accumulated deficit...........................     (844,097)        (2,397,813)
Foreign currency translation adjustment.......   (1,545,416)        (1,468,525)
                                                -----------       ------------
  Total stockholders' equity..................   43,250,231         41,449,119
                                                -----------        -----------
                                                $79,483,626        $73,562,162
                                                -----------        -----------
                                                -----------        -----------

                             See accompanying notes.

                            IMPCO TECHNOLOGIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    Three months ended July 31, 1999 and 1998

                                                          JULY 31,      JULY 31,
                                                            1999          1998
                                                       ------------   ------------
Revenue:
 Product sales......................................    $27,057,494    $17,187,147
 Contract revenue...................................      1,362,460      2,686,213
                                                        -----------    -----------
  Net revenue.......................................     28,419,954     19,873,360

Costs and expenses:
 Cost of sales......................................     17,814,509     10,915,134
 Research and development expense...................      3,014,773      2,700,184
 Selling, general and administrative expense........      4,939,711      3,671,119
                                                        -----------    -----------
Total costs and expenses............................     25,768,993     17,286,437
                                                        -----------    -----------
Operating income....................................      2,650,961      2,586,923
Interest expense....................................        231,710        252,500
Income before income taxes, minority interest in
  income of consolidated subsidiaries and dividends.      2,419,251      2,334,423
Provision for income taxes..........................        774,160        700,327
Minority interest in income of consolidated
  subsidiaries......................................         91,375          1,154
                                                         ----------    -----------
Net income before dividends.........................      1,553,716      1,632,942
Dividends on preferred stock........................           -           148,750
                                                        -----------    -----------
Net income applicable to common stock...............    $ 1,553,716    $ 1,484,192
                                                        -----------    -----------
                                                        -----------    -----------
Net income per share
  Basic.............................................          $0.18          $0.21
  Diluted...........................................          $0.18          $0.18
                                                        -----------    -----------
                                                        -----------    -----------
Number of shares used in per share calculation:
  Basic.............................................      8,429,992      7,141,248
  Diluted...........................................      8,781,530      9,067,626
                                                        -----------    -----------
                                                        -----------    -----------

                        See accompanying notes.

                            IMPCO TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                    Three months ended July 31, 1999 and 1998

                                                           July 31,      July 31,
                                                             1999          1998
                                                         -----------   -----------
Net cash used in operating activities..............      $(1,902,746)  $(1,225,829)

Cash flows from investing activities:

 Investment in IMPCO BV ............................            -         (692,521)
 Purchase of equipment and leasehold improvements...        (735,289)   (1,095,671)
 Proceeds from sale of equipment....................           3,686        64,659
                                                          -----------  -----------
 Net cash used in investing activities..............        (731,603)   (1,723,533)

Cash flows from financing activities:

 Net borrowings under lines of credit...............       3,929,567     2,609,912
 Proceeds from issuance of bank term loan...........            -        2,098,000
 Proceeds from issuance of common stock.............         329,171       905,382
 Payments to acquire shares held in trust...........          (4,884)      (11,516)
 Payments on term loans.............................        (700,259)   (2,519,623)
 Payments of capital lease obligations..............         116,584      (178,192)
 Dividends on preferred stock.......................            -         (148,750)
                                                         ------------  -----------
  Net cash provided by financing activities.........       3,670,179     2,755,213
                                                         ------------  -----------

 Translation adjustment.............................         (32,178)      (97,873)
                                                         ------------  -----------
Net increase (decrease) in cash.....................       1,003,652      (292,022)
Cash at beginning of year...........................       2,009,208     2,617,869
                                                         ------------  -----------
Cash at end of quarter..............................     $ 3,012,860   $ 2,325,847
                                                         ------------  -----------
                                                         ------------  -----------

                             See accompanying notes.

                            IMPCO TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             July 31, 1999 and 1998
                             ----------------------

1)  BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and the results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1999. Certain reclassifications have been made to the fiscal year 1999 financial statements to conform to the current year presentation. The condensed consolidated balance sheet of IMPCO Technologies, Inc. (IMPCO or the Company) as of July 31, 1999 includes the accounts of the Company and its majority owned subsidiary IMPCO-BERU Technologies B.V. (IMPCO BV), its majority owned subsidiary Grupo I.M.P.C.O. Mexicano, S. de R.L. de C.V. (IMPCO Mexicano), and its wholly owned subsidiaries IMPCO Technologies, Pty. Limited (IMPCO Pty) and IMPCO Tech Japan K.K. (IMPCO Japan). The results of operations for the three months ended July 31, 1999 are not necessarily indicative of the results that may be expected for the entire year ending April 30, 2000.

2)  DEBT PAYABLE

    a) AMENDED BANK OF AMERICA NT&SA AGREEMENT

    On September 13, 1999 IMPCO amended its credit facility with Bank of America NT&SA by increasing the revolving line of credit to $20 million and extending the term for a twelve month period ending August 31, 2001. The amended credit facility also added a $6,000,000 non-revolving line of credit for possible future acquisitions, a $3,000,000 non-revolving line of credit for future capital expenditures and a Mexican peso line of credit equivalent to $3,000,000 for IMPCO Mexicano.

    Including the revolving line of credit, the capital lease facility, the standby letter of credit and the acquisition facilities, the total Bank of America NT&SA credit facility was approximately $26,587,000 at July 31, 1999.

    LINES OF CREDIT - At July 31, 1999, the outstanding line of credit balance was $8,800,000 of which $2,800,000 was subject to the bank's reference rate less .25 percent (which was 7.50 percent on July 31, 1999), $6,000,000 was subject to an alternative interest rate established by the Bank (Offshore rate). The Offshore rate was 6.48 percent on July 31, 1999.

    At July 31, 1999, IMPCO Mexicano outstanding line of credit of approximately $106,000 was subject to the Bank of America Mexico (BAMSA) cost of funds plus 1.50 percent (24.55 percent at July 31, 1999). The Company may elect to have all or portions of the U.S. borrowings bear interest at an alternative interest rate agreed upon by the Bank for periods of not less than 30 days or more than one year.

    TERM LOAN FOR FUTURE ACQUISITION(S) - On December 4, 1998 the Company utilized $3,190,000 of the $6,000,000 term loan for the acquisition of Crusader Engines. On February 12, 1999 the Company made a partial prepayment on this loan in the amount of $1,800,000. At July 31, 1999, the outstanding balance of $1,071,000 was subject to a fixed interest rate of 6.56 percent.

    TERM LOAN FOR THE ACQUISITION OF MEDIA - At July 31, 1999, the total outstanding balance was approximately $513,000 which was subject to a fixed interest rate of 7.90 percent.

    TERM LOAN FOR THE ACQUISITION OF ALGAS - At July 31, 1999, the total outstanding balance was $2,310,000 which was subject to a fixed interest rate of 7.74 percent.

    TERM LOAN FOR ACQUISITION OF IMPCO BV - At July 31, 1999, the total outstanding balance was approximately $519,000 which was subject to a fixed interest rate of 7.80 percent.

    IMPCO BV TERM LOAN - At July 31, 1999, the total outstanding balance was approximately $1,531,000 which was subject to a variable interest rate of
4.10 percent.

    CAPITAL LEASE FACILITY - At July 31, 1999, approximately $2,831,000 was outstanding and approximately $1,159,000 was available under the capital lease facility. Of the amount outstanding, approximately $724,000 was fixed at 8.50 percent, approximately $978,000 was fixed at 8.20 percent, and approximately $21,000 was fixed at 8.05%. The remaining balance of approximately $1,108,000 was subject to the variable rate of interest based on Bank of America's London Branch 3-month LIBOR rate plus 2.15 percentage points.

    LOAN COVENANTS AND COLLATERAL - The Bank of America credit facility contains certain restrictions and financial covenants, including liquidity, tangible net worth and cash flow coverage thresholds, as well as limitations on other indebtedness, and is secured by substantially all of the Company's assets. At July 31, 1999, the Company was in compliance with all covenants.

    b) MEES PIERSON

    In February of 1996, IMPCO BV secured a fl. 3,000,000(U.S.$1,458,000) revocable credit facility with Mees Pierson, a financial institution in the Netherlands. The interest rate is determined weekly based on a weighted average of several money market indices. IMPCO BV's borrowings under this facility may not exceed the combined total of a specified amount of its accounts receivable (70 percent of book value) and inventory (50 percent of book value). At July 31, 1999, the outstanding loan balance of approximately fl. 824,000(U.S.$401,000) bore an interest rate of 7.56%.

    c) THE HONGKONG AND SHANGHAI BANKING CORPORATION LTD.

    TERM LOAN FOR THE ACQUISITION OF MIKUNI - On March 29, 1999, IMPCO Japan secured a Y160,000,000 (U.S.$1,341,000) term loan facility from the Hongkong and Shanghai Banking Corporation Ltd., Osaka Branch. This term loan bears interest at the Euroyen London Interbank Offer Rate plus 1.60%. At July 31, 1999 the outstanding loan balance of Y152,000,000 (U.S.$1,328,000) bore an interest rate of 1.702%.

    LINE OF CREDIT - On March 29, 1999, IMPCO Japan secured a Y60,000,000 (U.S.$524,000) revolving term loan facility from the Hongkong and Shanghai Banking Corporation Ltd., Osaka Branch. This term loan bears interest at the Euroyen London Interbank Offer Rate plus 1.60%. At July 31, 1999 the outstanding loan balance of Y30,000,000 (U.S.$262,000) of which Y10,000,000 bore an interest rate of 1.702% and Y20,000,000 bore an interest rate of 1.703%.

3)  EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:

                                                    THREE MONTHS ENDED JULY 31,
                                                    ---------------------------
                                                        1999            1998
                                                    -----------     -----------
Numerator:
 Net income before dividends                        $ 1,553,716     $ 1,632,942
 Dividends on preferred stock                              --          (148,750)
                                                    -----------     -----------
 Numerator for basic earnings per
   share - income available to
   common stockholders                                1,553,716       1,484,192
 Effect of dilutive securities:
   Preferred stock dividends                               --           148,750
                                                    -----------     -----------
Numerator for diluted earnings per
   share - income available to
   common stockholders after
   assumed conversions                              $ 1,553,716     $ 1,632,942

Denominator:
 Denominator for basic earnings per
   share -- weighted-average shares                   8,429,922       7,141,248

Effect of dilutive securities:
 Employee stock options                                 351,608         793,099
 Warrants                                                  --             8,515
 Convertible preferred stock                               --         1,124,764
                                                    -----------     -----------
Dilutive potential common shares                        351,608       1,926,378

 Denominator for diluted earnings per
   share -- adjusted weighted-average
   shares and assumed conversions                     8,781,530       9,067,626
                                                    -----------     -----------

Basic earnings per share                            $      0.18     $      0.21
                                                    -----------     -----------
Diluted earnings per share                          $      0.18     $      0.18
                                                    -----------     -----------

4)  COMPREHENSIVE INCOME

    As of May 1, 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income." SFAS 130 established new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income.

    The components of comprehensive income for the three months ended July 31, 1999, and July 31, 1998, are as follows:

                                                              1999        1998
                                                             -------     -------
    Net income............................................ $1,553,716  $1,484,192
    Foreign currency translation adjustment...............    (76,891)   (375,526)
                                                           ----------  ----------
    Comprehensive income.................................. $1,476,825  $1,108,666
                                                           ==========  ==========

5)  BUSINESS SEGMENT INFORMATION

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

    Revenues and operating income for IMPCO's business segments for the three months ended July 31, 1999 and 1998 are as follows:

-------------------------------------------------------------------------------------------------------------------------------
                                                                        Revenues                      Operating Income
-------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                   1999             1998             1999             1998
                                                                 ----             ----             ----             ----
                                                               JULY 31,         JULY 31,         JULY 31,         JULY 31,
                                                               --------         --------         --------         --------
Gaseous Fuels Products Division                                $19,542           $12,521          $5,532          $ 4,134
Automotive OEM Division                                          5,284             4,971            (487)              69
Non-U.S. Based Subsidiaries                                      6,444             5,547             663              507
Corporate Expenses                                                   -                 -          (1,800)          (1,333)
Advanced Research & Product Develop.                                 -                 -          (1,333)            (718)
Intersegment Elimination                                        (2,850)           (3,166)             76              (72)
-------------------------------------------------------------------------------------------------------------------------------
    Total                                                      $28,420           $19,873          $2,651          $ 2,587
-------------------------------------------------------------------------------------------------------------------------------

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

    The statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in "Certain Factors" in the Company's April 30, 1999 Form 10-K filed July 29, 1999 and other factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

Overview

IMPCO Technologies, Inc. designs, manufactures and supplies fuel management and fuel storage systems and components that allow internal combustion engines and other propulsion systems to operate on alternative fuels such as propane, natural gas, ethanol, methanol and hydrogen used in fuel cells. The Company's products are sold for maintenance, aftermarket conversions and as original equipment on motor vehicles, forklifts and small portable to large stationary engines. IMPCO Technologies, Inc. classifies its business interests into three operating segments: Gaseous Fuel Products Division
(GFPD), Automotive OEM Division (AOD), and Non-U.S. Based Subsidiary Operations. Advanced research and product development is funded at the corporate level and provides new products and technology to the operating segments.

RESULTS OF OPERATIONS
---------------------

Revenues and operating income for IMPCO's business segments for the three months ended July 31, 1999 and 1998 are as follows:

-------------------------------------------------------------------------------------------------------------------------------
                                                                        Revenues                      Operating Income
-------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                   1999             1998             1999             1998
                                                                 ----             ----             ----             ----
                                                               JULY 31,         JULY 31,         JULY 31,         JULY 31,
                                                               --------         --------         --------         --------
Gaseous Fuels Products Division                                $19,542           $12,521         $ 5,532          $ 4,134
Automotive OEM Division                                          5,284             4,971            (487)              69
Non-U.S. Based Subsidiaries                                      6,444             5,547             663              507
Corporate Expenses                                                   -                 -          (1,800)          (1,333)
Advanced Research & Product Develop.                                 -                 -          (1,333)            (718)
Intersegment Elimination                                        (2,850)           (3,166)             76              (72)
-------------------------------------------------------------------------------------------------------------------------------
    Total                                                      $28,420           $19,873         $ 2,651          $ 2,587
-------------------------------------------------------------------------------------------------------------------------------

Gaseous Fuels Products Division. For the three months ended July 31, 1999, net revenues increased by approximately $7,021,000, or 56%, as compared to the same period in the prior fiscal year. This increase was primarily a result of the December 1998 acquisition of the Industrial Engine Systems Sub-Division, an increase in product sales to Mexico and an increase in small engine sales. Management anticipates that overall revenues generated by GFPD in fiscal year 2000 will be higher than fiscal year 1999, primarily due to a full year reporting of Industrial Engine Systems (IES) sales, higher motor vehicle component sales to the Mexico market and increased small engine sales. This is a forward-looking statement.

During the first quarter of fiscal year 2000, operating income increased approximately $1,398,000, or 34%, as compared to the same period in the prior fiscal year. This increase was primarily a result of higher revenues partially offset by lower margins on the IES revenues and additional administrative expenses resulting from the IES acquisition. Management anticipates that divisional operating income will be higher in fiscal year 2000 as a result of higher revenues. This is a forward-looking statement.

Automotive OEM Division. For the three months ended July 31, 1999, net revenues increased by approximately $313,000 as compared to the same period in the prior fiscal year. Product sales increased to $3.9 million, compared to $2.3 million in the same quarter of fiscal year 1999. During the first quarter of fiscal year 2000, the upfit revenue represented 985 units as compared to 523 units during the same period of the prior year. Upfit revenue consists of mid-size automobiles upfit with the division's bi-fuel compressed natural gas fuel system, medium-duty dedicated Liquid Propane Gas (LPG) kits under a cross license agreement with General Motors, and GM pick-ups upfit with the division's bi-fuel compressed natural gas fuel system. Management expects upfit revenues to be significantly higher during fiscal year 2000 as compared to fiscal year 1999 due to higher customer orders for the Company's systems on GM vehicles. This is a forward-looking statement.

During the first quarter of fiscal year 2000, contract revenues decreased $1,316,000, or 47%, as compared to the same period in fiscal year 1999. This decrease was primarily due to lower revenues recognized during the start up period on the new GM model year platforms. Management anticipates, based on new contracts negotiated with GM and expected levels of contract completion in fiscal year 2000, that contract revenue in fiscal year 2000 will be lower than levels experienced during fiscal year 1999. Additionally, profit levels expected on the contracts during fiscal year 2000 will be substantially lower than levels realized during fiscal year 1999 due to the new contracts. These are forward-looking statements.

During the first quarter of fiscal year 2000, operating losses were approximately $487,000 as compared to operating income of approximately $69,000 in the first quarter of the prior fiscal year. This decrease was a result of lower contract revenues, primarily from the GM program, and associated higher product application development costs for new products being commercialized. Product applications development expense is primarily for system development and application engineering of the Company's products under the funded General Motors contract, other funded contract work with state and federal agencies, and for internally funded product and component application development work. Expense directly related to externally funded product application development work remained consistent with the same period of the prior fiscal year. Management anticipates higher operating losses in fiscal year 2000, primarily due to lower profits on GM contracts.

Gross margins on GM product sales were higher in the first quarter of fiscal year 2000 as compared to the same period in fiscal year 1999, primarily due to lower material costs and lower per unit overhead costs as a result of higher volumes. Management anticipates higher gross margins on products in fiscal year 2000, primarily due to the focus on cost reduction activities. This is a forward-looking statement.

Non-U.S. Based Subsidiaries. For the three months ended July 31, 1999, net revenues increased by approximately $897,000, or 16%, as compared to the same period in the prior fiscal year. This increase was primarily a result of the March 1999 addition of IMPCO Japan, which resulted in increased revenues of approximately $715,000. During the first quarter of fiscal year 2000, the Company also realized increased revenues of $393,000 from its Mexico operation which was partially offset by decreased revenues of approximately $209,000 from it European operations. Non-U.S. Based Subsidiary revenues would have increased an additional $515,000 if not for the strengthening of the U.S. Dollar. The weakening of foreign currencies versus the U.S. Dollar negatively impacts the conversion of foreign currency denominated sales. Management anticipates that revenues during fiscal year 2000 will be higher than fiscal year 1999 as a result of the addition of IMPCO Japan and higher motor vehicle sales in Mexico. This is a forward-looking statement.

During the first quarter of fiscal year 2000, operating income increased approximately $156,000 as compared to the same quarter in the prior year, primarily as a result of higher revenues from its Mexico operation. Management anticipates that operating income levels at the Non-U.S. Based Subsidiaries could be higher in fiscal year 2000 than the prior year due to the addition of the Japan operations and higher revenues from Mexico. This is a forward-looking statement.

Corporate Expenses. Corporate expenses for the three months ended July 31, 1999, increased $467,000, or 35%, as compared to the same period in the prior fiscal year. The increase in corporate expenses was primarily due to the incremental costs incurred in the creation of the Company's Stockholder Protection Rights Agreement and increased legal expenses. Management anticipates that corporate expenses for the remaining quarters of fiscal year 2000 will be comparable to levels in the same period of fiscal year 1999. This is a forward-looking statement.

Advanced Research and Product Development. Advanced Research and Product Development expense for the three months ended July 31, 1999, increased approximately $615,000, or 86%, as compared to the same period in the prior fiscal year. Management believes the Company's future success depends on its ability to design, develop and market new products that interface successfully with new engine electronic technology, and which meet mandated emission standards and fuel storage technology. Management anticipates that advanced research and product development expense during fiscal year 2000 will be higher than the levels experienced during fiscal year 1999. This is a forward-looking statement.

Interest Expense. Interest expense for the three months ended July 31, 1999, decreased $21,000, or 8%, as compared to the same period in the prior fiscal year. This decrease is attributable to lower interest rates on the Company's credit facility with Bank of America. Management anticipates that interest expense for fiscal year 2000 will be comparable to the prior fiscal year. This is a forward-looking statement.

Provision For Income Taxes. The estimated effective annual tax rate of 32% for fiscal year 2000 is significantly higher than the previous year due to the exhaustion of federal net operating loss carryforwards during the previous fiscal year. The current year tax provision includes presumed utilization of estimated research and development credits of $1,155,000. At July 31, 1999, net deferred tax asset was approximately $2,577,000 while the net deferred tax liability was $964,000. Management has determined, based on the Company's history of prior operating earnings and its expectations for the future, that operating income of the Company will more likely than not be sufficient to recognize fully the net deferred tax assets and that the estimated effective annual tax rate in the future years will approximate the statutory rate. This is a forward-looking statement.

Liquidity and Capital Resources. The Company uses cash generated from its operations and external financing to fund capital expenditures, as well as, invest in and operate its existing operations and new businesses. These sources are sufficient to meet all current obligations on a timely basis. Management believes that such sources of funds will be sufficient to meet the needs of its business for the foreseeable future. This is a forward-looking statement.

    The Company's financial condition remains strong. The ratio of current assets to current liabilities was 3.33:1 and 3.09:1 at July 31, 1999 and April 30, 1999, respectively. During the current quarter, the total amount of working capital increased by approximately $5,509,000 to $40,736,000 at July 31, 1999. Net cash used in operating activities was $1,903,000 during the current quarter, compared to net cash used in operating activities of $1,226,000 for the same period in the previous year. The increase in cash used in operating activities during the current period resulted primarily from an increase in inventory and an increase in accounts receivable. The increase in inventory was primarily due to inventory build in preparation of future OEM direct upfit sales and the increase in accounts receivable is primarily due to increased billings on the GM contracts and GM component sales.

    Net cash used in investing activities in the first quarter was approximately $732,000, a decrease of approximately $992,000 from the same period in the previous year. This decrease is primarily from the previous years first quarter purchase of the remaining 49 percent interest in IMPCO BV, which resulted in a net use of cash of approximately $693,000. Additionally, there was a decrease in capital expenditures for dies, molds and patterns and machinery and equipment of approximately $361,000. Management projects capital expenditures during the current year, primarily relating to equipment enhancements and facilities for the development and production of new products, to be comparable to expenditures during fiscal year 1999. The Company expects to fund a major portion of these expenditures from cash generated from operations and by use of its bank credit facility. This is a forward-looking statement.

    Net cash provided by financing activities during the current quarter was approximately $3,670,000. For the three-month period ending July 31, 1999, the Company increased its borrowing under the operating lines of credit by approximately $3,930,000 primarily for material purchases. Payments made on term loans were approximately $700,000.

    The Company has a $20,000,000 revolving line of credit, $3,000,000 revolving line of credit for IMPCO Mexicano, $6,000,000 of available credit on the acquisition facility, and $3,000,000 of available credit on the capital expenditures facility with Bank of America. At July 31, 1999, approximately $8,906,000 and $2,831,000 were outstanding under the revolving line of credit and the capital lease facility, respectively. The revolving line of credit expires on August 31, 2001, the acquisition facility expires on August 31, 2000, and the capital lease facility expires on August 31, 2000. In addition, the Company's subsidiary in the Netherlands has a fl. 3,000,000 (U.S.$1,458,000) credit facility with Mees Pierson, a financial institution in the Netherlands. At July 31, 1999, there was an outstanding balance of fl. 824,000 (U.S.$401,000). The Company's subsidiary in Japan has a Y60,000,000 (U.S.$524,000) revolving term loan facility with the Hongkong and Shanghai Banking Corporation Ltd., Osaka Branch. At July 31, 1999, there was an outstanding loan balance of Y30,000,000 (U.S.$262,000).

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

    FOREIGN CURRENCY MANAGEMENT - The results and financial condition of the Company's international operations are affected by changes in exchange rates between certain foreign currencies and the U.S. Dollar. The Company's exposure to fluctuations in currency exchange rates has increased as a result of the growth of its international subsidiaries. The functional currency for all of the Company's international subsidiaries is the local currency of the subsidiary. An increase in the value of the U.S. Dollar increases costs incurred by the subsidiaries because most of its international subsidiaries' inventory purchases are U.S. Dollar denominated. The Company monitors this risk and attempts to minimize the exposure through forward currency contracts and the management of cash disbursements in local currencies. At July 31, 1999 the Company had currency forward contracts protecting U.S.$1,800,000 in inventory purchases. At July 31, 1999 the fair value of foreign currency forward contracts was ($36,000).

    The Company seeks to hedge its foreign currency economic risk by minimizing its U.S. Dollar investment in foreign operations using foreign currency term-loans to finance the operations of its foreign subsidiaries. The term loans are denominated in local currencies and translated to U.S. Dollars at period end exchange rates.

    INTEREST RATE MANAGEMENT - The Company uses interest rate swap agreements with Bank of America to manage its exposure to interest rate changes and stabilize the cost of borrowed funds. When an agreement is executed, the swap is linked to a specific debt instrument. At July 31, 1999, the Company had approximately $5,065,000 secured under fixed interest rate agreements at a weighted-average fixed interest rate of 7.96%.

Absent these fixed rate agreements, the weighted-average variable rate for this debt at July 31, 1999 would have been 7.15%. At July 31, 1999 the fair value of interest rate swap agreements approximated carrying value.

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

Direct costs associated with addressing the Year 2000 issue have not been significant and no information technology plans have been deferred due to Year 2000 efforts. The financial impact of making the required systems changes is not expected to be material to the Company's consolidated financial position, results of operations or cash flows. This is a forward-looking statement.

The Company is in the process of establishing a contingency plan to address Year 2000 risk factors outside the Company's control and expects it to be completed by September 30, 1999.

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

PART II--OTHER INFORMATION

Items 1-5 Not applicable.

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits:

        N/A

    (b) Reports on Form 8-K:

    On June 30, 1999, the Company filed a Form 8-K to report that the Company's Board of Director's adopted a Stockholder Protection Rights Agreement and declared a dividend of one Right on each outstanding share of IMPCO common stock. The dividend was paid on July 26, 1999 to stockholders of record on July 12, 1999.

    SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           IMPCO Technologies, Inc.
                                            (Registrant)

Date: September 14, 1999                 By /s/ William B. Olson
                                            -------------------------
                                            William B. Olson
                                            Chief Financial Officer
                                            and Treasurer
                                            [Authorized Signatory]