Form 10-Q
period 1999-10-31
IMPCO TECHNOLOGIES INC
filed 1999-12-07
CIK 790708

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.   20549


                                    FORM 10-Q


/ X / Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended October 31, 1999, or

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

     Number of shares outstanding of each of the issuer's classes of common stock, as of November 30, 1999:

      8,483,281 shares of Common Stock, $.001 par value per share

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

                                    IMPCO TECHNOLOGIES, INC.
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                              October 31, 1999 and April 30, 1999

                                            ASSETS

                                                        OCTOBER 31,       APRIL 30,
                                                           1999             1999
                                                       -------------  -------------
                                                        (UNAUDITED)
Current assets:
 Cash...............................................   $   2,903,185    $ 2,009,208
 Accounts receivable................................      24,514,290     22,209,363
  Less allowance for doubtful accounts..............         661,089        535,824
                                                        ------------  -------------
   Net accounts receivable..........................      23,853,201     21,673,539
 Inventories:
  Raw materials and parts............................     11,718,356     10,694,453
  Work-in-process....................................        969,430      1,208,423
  Finished goods.....................................     16,629,936     10,804,309
                                                       -------------  -------------
  Total inventories.................................      29,317,722     22,707,185
Deferred tax assets.................................       2,577,027      3,474,387
Other current assets................................       2,434,266      2,255,227
                                                       -------------  -------------
   Total current assets.............................      61,085,401     52,119,546
Equipment and leasehold improvements:
 Dies, molds and patterns...........................       5,873,913      5,746,955
 Machinery and equipment............................       8,212,834      7,793,650
 Office furnishings and equipment...................       6,721,211      6,110,079
 Leasehold improvements.............................       3,103,344      2,965,366
                                                       -------------  -------------
                                                          23,911,302     22,616,050
Less accumulated depreciation and amortization......      14,222,455     12,730,976
                                                       -------------  -------------
  Net equipment and leasehold improvements..........       9,688,847      9,885,074

Intangibles arising from acquisitions...............      15,742,621     15,593,672
 Less accumulated amortization......................       4,942,875      4,576,369
                                                       -------------  -------------
 Net intangibles arising from acquisitions..........      10,799,746     11,017,303
Other assets........................................         579,908        540,239
                                                       -------------  -------------
                                                       $  82,153,902  $  73,562,162
                                                       -------------  -------------
                                                       -------------  -------------

                             See accompanying notes.

                             IMPCO TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       October 31, 1999 and April 30, 1999
                                   (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 OCTOBER 31,         APRIL 30,
                                                    1999               1999
                                                -------------      -------------
                                                (UNAUDITED)
Current liabilities:
 Accounts payable.............................    8,110,503          8,294,977
 Accrued payroll obligations..................    2,523,716          2,493,402
 Income taxes payable.........................      979,663          1,261,009
 Other accrued expenses.......................    1,966,783          1,356,803
 Current maturities of long-term debt.........    3,418,734          3,485,376
                                                -----------        -----------
  Total current liabilities...................   16,999,399         16,891,567

Lines of credit...............................   11,930,341          5,551,300
Term loans....................................    4,185,903          5,411,326
Capital leases................................    1,854,798          2,102,173
Deferred tax liability........................      963,910            828,852
Minority interest.............................    1,550,383          1,327,825

Stockholders' equity:
 Common stock, $.001 par value, authorized
 25,000,000 shares; 8,470,681 issued and
 outstanding at October 31, 1999 (8,408,481
 at April 30, 1999) ..........................        8,471              8,408
Additional paid-in capital....................   45,822,173         45,375,995
Shares held in trust..........................      (92,645)           (68,946)
Retained earnings/accumulated deficit.........      658,581         (2,397,813)
Accumulated other comprehensive income(Note 4)   (1,727,412)        (1,468,525)
                                                -----------       ------------
  Total stockholders' equity..................   44,669,168         41,449,119
                                                -----------        -----------
                                                $82,153,902        $73,562,162
                                                -----------        -----------
                                                -----------        -----------

                            See accompanying notes.

                            IMPCO TECHNOLOGIES, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              Three and six months ended October 31, 1999 and 1998

                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                             OCTOBER 31,                      OCTOBER 31,
                                      -----------------------          -----------------------
                                          1999        1998                 1999         1998
                                      ----------- -----------          -----------  -----------
Revenue:
  Product sales                       $24,869,749 $16,901,597          $51,927,243 $34,088,744
  Contract revenue                      2,487,168   3,419,653            3,849,628   6,105,866
                                      ----------- -----------          ----------- -----------
     Net revenue                       27,356,917  20,321,250           55,776,871  40,194,610

Costs and expenses:
  Cost of sales                        15,845,852  11,927,339           33,660,361  22,842,473
  Research and
   development expense                  3,617,732   3,082,321            6,632,505   5,782,505
  Selling, general and
   administrative expense               5,144,866   3,798,103           10,084,577   7,469,222
                                      ----------- -----------          ----------- -----------
   Total costs and expenses            24,608,450  18,807,763           50,377,443  36,094,200
                                      ----------- -----------          ----------- -----------
Operating income                        2,748,467   1,513,487            5,399,428   4,100,410

Interest expense                          346,001     274,363              577,711     526,863
                                      ----------- -----------          ----------- -----------
Income before income taxes,
  minority interest in
  income of consolidated
  subsidiaries and dividends            2,402,466   1,239,124            4,821,717   3,573,547

Provision for income taxes                768,789     193,060            1,542,949     893,387

Minority interest in income
  of consolidated
  subsidiaries                            130,999       5,761              222,374       6,915
                                      ----------- -----------          ----------- -----------
Net income before dividends             1,502,678   1,040,303            3,056,394   2,673,245
Dividends on preferred stock                 -        147,512                 -        296,262
                                      ----------- -----------          ----------- -----------
Net income applicable
  to common stock                     $ 1,502,678 $   892,791          $ 3,056,394 $ 2,376,983
                                      =========== ===========          =========== ===========
Net income per share
     Basic                                  $0.18       $0.12                $0.36       $0.33
     Diluted                                $0.17       $0.11                $0.35       $0.30
                                      =========== ===========          =========== ===========
Number of shares used in
  per share calculation
     Basic                              8,442,818   7,176,832            8,448,349   7,166,957
     Diluted                            8,874,640   7,870,564            8,837,840   8,970,566
                                      =========== ===========          =========== ===========

                             See accompanying notes.

                            IMPCO TECHNOLOGIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                   Six months ended October 31, 1999 and 1998

                                                           SIX MONTHS ENDED
                                                             OCTOBER 31,
                                                      ------------   ------------
                                                           1999          1998
                                                      ------------   ------------
Net cash (used in) provided by operating activities   $(3,008,758)    $  292,067

Cash flows from investing activities:

   Investment in IMPCO BV                                    -          (692,521)
   Purchase of intangible assets                          (25,689)           -
   Purchase of equipment and leasehold
     improvements                                      (1,200,323)    (1,507,474)
   Proceeds from sale of equipment                         15,082         77,233
                                                      ------------   ------------
     Net cash used in investing activities             (1,210,930)    (2,122,762)

Cash flows from financing activities:
   Net borrowings under lines of credit                 6,461,408      2,929,999
   Proceeds from issuance of bank term loans                -          2,098,000
   Proceeds from issuance of common stock                 446,241        949,748
   Payments to acquire shares held in trust               (23,699)       (17,714)
   Payments on term loans                              (1,373,075)    (2,914,775)
   Payments of capital lease obligation                  (337,793)      (431,295)
   Dividends on preferred stock                             -           (296,262)
                                                      ------------   ------------
     Net cash provided by financing activities          5,173,082      2,317,701
                                                      ------------   ------------

   Translation Adjustment                                 (59,417)       (18,463)

Net increase in cash                                      893,977        468,543
Cash at beginning of period                             2,009,208      2,617,869
                                                      ------------  ------------
Cash at end of period                                 $ 2,903,185    $ 3,086,412
                                                      ============  ============

                             See accompanying notes.

                            IMPCO TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 1999 and 1998

1) BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and the results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1999. Certain reclassifications have been made to the fiscal year 1999 financial statements to conform to the current year presentation. The condensed consolidated balance sheet of IMPCO Technologies, Inc. (IMPCO or the Company) as of October 31, 1999 includes the accounts of the Company and its majority owned subsidiary IMPCO-BERU Technologies B.V. (IMPCO BV), its majority owned subsidiary Grupo I.M.P.C.O. Mexicano, S. de R.L. de C.V. (IMPCO Mexicano), and its wholly owned subsidiaries IMPCO Technologies, Pty. Limited (IMPCO Pty) and IMPCO Tech Japan K.K. (IMPCO Japan). The results of operations for the three and six months ended October 31, 1999 are not necessarily indicative of the results that may be expected for the entire year ending April 30, 2000.

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

       Including the revolving line of credit, the capital lease facility, the standby letter of credit and the acquisition facilities, the total Bank of America NT&SA credit facility was approximately $41,792,000 at October 31, 1999.

       LINES OF CREDIT - At October 31, 1999, the outstanding line of credit balance was $11,000,000 of which $2,000,000 was subject to the bank's reference rate less .25 percent (which was 7.75 percent on October 31, 1999) and $9,000,000 was subject to an alternative interest rate established by the Bank (Offshore rate). The Offshore rate was 6.66 percent on October 31, 1999.

       At October 31, 1999, IMPCO Mexicano's outstanding line of credit of approximately $642,000 was subject to the Bank of America Mexico (BAMSA) cost of funds plus 1.50 percent (23.25 percent at October 31, 1999).

       TERM LOAN FOR THE ACQUISTION OF CRUSADER - At October 31, 1999, the total outstanding balance was approximately $911,500 which was subject to a fixed interest rate of 7.02 percent.

       TERM LOAN FOR THE ACQUISITION OF MEDIA - At October 31, 1999, the total outstanding balance was approximately $410,000 which was subject to a fixed interest rate of 7.90 percent.

       TERM LOAN FOR THE ACQUISITION OF ALGAS - At October 31, 1999, the total outstanding balance was $2,145,000 which was subject to a fixed interest rate of 7.74 percent.

       TERM LOAN FOR ACQUISITION OF IMPCO BV - At October 31, 1999, the total outstanding balance was approximately $485,000 which was subject to a fixed interest rate of 7.80 percent.

       IMPCO BV TERM LOAN - At October 31, 1999, the total outstanding balance was approximately $1,407,000 which was subject to a variable interest rate of 4.25 percent.

       CAPITAL LEASE FACILITY - At October 31, 1999, approximately $2,600,000 was outstanding, of which approximately $603,000 was fixed at 8.50 percent, approximately $921,000 was fixed at 8.20 percent, and approximately $8,000 was fixed at 8.05 percent. The remaining balance of approximately $1,068,000 was subject to the variable rate of interest based on Bank of America's London Branch 3-month LIBOR rate plus 2.15 percentage points (8.19 percent as of October 31, 1999).

       LOAN COVENANTS AND COLLATERAL - The Bank of America credit facility contains certain restrictions and financial covenants, including liquidity, tangible net worth and cash flow coverage thresholds, as well as limitations on other indebtedness, and is secured by substantially all of the Company's assets. At October 31, 1999, the Company was in compliance with all covenants.

       b) MEES PIERSON

       At October 31, 1999 there was no outstanding balance.


       c) THE HONGKONG AND SHANGHAI BANKING CORPORATION LTD.

       TERM LOAN FOR THE ACQUISITION OF MIKUNI - On March 29, 1999, IMPCO Japan secured a (Y)160,000,000 (U.S.$1,537,000) term loan facility from the Hongkong and Shanghai Banking Corporation Ltd., Osaka Branch. This term loan bears interest at the Euroyen London Interbank Offer Rate plus 1.60 percent. At October 31, 1999 the outstanding loan balance of (Y)144,000,000 (approximately U.S.$1,383,000) bore an interest rate of 1.685 percent.

       LINE OF CREDIT - On March 29, 1999, IMPCO Japan secured a (Y)60,000,000 (U.S.$576,000) revolving term loan facility from the Hongkong and Shanghai Banking Corporation Ltd., Osaka Branch. This term loan bears interest at the Euroyen London Interbank Offer Rate plus 1.60 percent. At October 31, 1999 the outstanding loan balance of (Y)30,000,000 (approximately U.S.$288,000) bore an interest rate of 1.703 percent.

3) EARNINGS PER SHARE

       The following table sets forth the computation of basic and diluted earnings per share:

                                                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                           OCTOBER 31,                    OCTOBER 31,
                                                                -----------------------------       --------------------------
                                                                   1999              1998              1999             1998
                                                                ----------         ----------       ----------      ----------
Numerator:
 Net income before dividends                                    $1,502,678         $1,040,303       $3,056,394      $2,673,245
 Dividends on preferred stock                                         -              (147,512)            -           (296,262)
                                                                ----------          ---------       ----------      ----------
 Numerator for basic earnings per
   share - income available to
   common stockholders to common stock                           1,502,678            892,791        3,056,394       2,376,983

 Effect of dilutive securities:
   Preferred stock dividends                                          -                  -                -            296,262
                                                                ----------          ---------       ----------       ---------
Numerator for diluted earnings per
   share - income available to
   common stockholders after
   assumed conversions                                          $1,502,678          $ 892,791       $3,056,394      $2,673,245

Denominator:
 Denominator for basic earnings per
   share -- weighted-average shares                              8,442,818          7,176,832        8,448,349       7,166,957

Effect of dilutive securities:
 Employee stock options                                            431,822            687,187          389,491         669,375
 Warrants                                                             -                 6,545             -              9,470
 Convertible preferred stock                                          -                  -                -          1,124,764
                                                                 ---------          ---------        ---------       ---------
Dilutive potential common shares                                   431,822            693,732          389,491       1,803,609

 Denominator for diluted earnings per
   share -- adjusted weighted-average
   shares and assumed conversions                                8,874,640          7,870,564        8,837,840       8,970,566
                                                                 ---------          ---------        ---------       ---------

Basic earnings per share                                             $0.18              $0.12            $0.36           $0.33
                                                                 ---------          ---------        ---------       ---------
Diluted earnings per share                                           $0.17              $0.11            $0.35           $0.30
                                                                 ---------          ---------        ---------       ---------

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

       The components of comprehensive income for the three month and six month periods ended October 31, 1999, and October 31, 1998, are as follows:

                                               THREE MONTHS            SIX MONTHS
                                             ENDED OCTOBER 31,       ENDED OCTOBER 31,
                                         ----------------------   ----------------------
                                            1999        1998        1999        1998
                                         ----------- ----------   ----------  ----------
    Net income.........................  $ 1,502,678 $  892,791   $3,056,394  $2,376,983
    Foreign currency translation
         adjustment....................     (181,996)   285,502     (258,887)   ( 90,024)
                                         ----------- ----------   ----------  ----------
    Comprehensive income...............  $ 1,320,682 $1,178,293   $2,797,507  $2,286,959
                                         =========== ==========   ==========  ==========

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

       Revenues and operating income for IMPCO's business segments for the three and six months ended October 31, 1999 and 1998 are as follows:

--------------------------------------------------------------------------------------------------------------------------------
                                                                                            Revenues
--------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                   Three Months Ended October 31,     Six Months Ended October 31,
                                                                     1999              1998            1999              1998
                                                                   -------           -------         -------           -------
Gaseous Fuels Products Division                                    $20,291           $12,305         $39,832           $24,826
Automotive OEM Division                                              3,943             6,221           9,227            11,192
Non-U.S. Based Subsidiaries                                          7,373             5,040          13,818            10,588
Corporate Expenses                                                     -                -                -                -
Advanced Research & Product Develop.                                   -                -                -                -
Intersegment Elimination                                            (4,250)           (3,245)         (7,100)           (6,411)
--------------------------------------------------------------------------------------------------------------------------------
    Total                                                          $27,357           $20,321         $55,777           $40,195
--------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
                                                                                 Operating Income/(Loss)
----------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                         Three Months Ended                Six Months Ended
                                                                           October 31,                      October 31,
                                                                     1999              1998           1999               1998
                                                                    ------            ------         -------            ------
Gaseous Fuels Products Division                                     $5,951            $3,169         $11,483            $7,303
Automotive OEM Division                                               (805)              154          (1,292)              223
Non-U.S. Based Subsidiaries                                            781               665           1,444             1,172
Corporate Expenses                                                  (1,768)           (1,291)         (3,568)           (2,624)
Advanced Research & Product Develop.                                (1,270)             (754)         (2,603)           (1,472)
Intersegment Elimination                                              (141)             (430)            (65)             (502)
----------------------------------------------------------------------------------------------------------------------------------
    Total                                                           $2,748            $1,513          $5,399            $4,100
----------------------------------------------------------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS
---------------------
Revenues and operating income for IMPCO's business segments for the three months and six months ended October 31, 1999 and 1998 are as follows:

===============================================================================================================================
                                                                        Revenues                  Operating Income/(Loss)
-------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                   1999              1998             1999             1998
                                                               --------          --------          --------         --------
   For the three months ended:                                 Oct. 31,          Oct. 31,          Oct. 31,         Oct. 31,
                                                               --------          --------          --------         --------
Gaseous Fuels Products Division                                $20,291           $12,305           $5,951           $3,169
Automotive OEM Division                                          3,943             6,221             (805)             154
Non-U.S. Based Subsidiaries                                      7,373             5,040              781              665
Corporate Expenses                                                   -                 -           (1,768)          (1,291)
Advanced Research & Product Develop.                                 -                 -           (1,270)            (754)
Intersegment Elimination                                        (4,250)           (3,245)             141             (430)
-------------------------------------------------------------------------------------------------------------------------------
    Total                                                       $27,357          $20,321           $2,748           $1,513
===============================================================================================================================

===============================================================================================================================
                                                                        Revenues                  Operating Income/(Loss)
-------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                   1999              1998              1999             1998
                                                               --------          --------          --------         --------
   For the six months ended:                                   Oct. 31,          Oct. 31,          Oct. 31,         Oct. 31,
                                                               --------          --------          --------         --------
Gaseous Fuels Products Division                                $39,832           $24,826           $11,483           $7,303
Automotive OEM Division                                          9,227            11,192            (1,292)             223
Non-U.S. Based Subsidiaries                                     13,818            10,588             1,444            1,172
Corporate Expenses                                                   -                 -            (3,568)          (2,624)
Advanced Research & Product Develop.                                 -                 -            (2,603)          (1,472)
Intersegment Elimination                                        (7,100)           (6,411)               65             (502)
-------------------------------------------------------------------------------------------------------------------------------
    Total                                                      $55,777           $40,195            $5,399           $4,100
===============================================================================================================================

GASEOUS FUELS PRODUCTS DIVISION. For the three months and six months ended October 31, 1999, net revenues increased by approximately $7,986,000 or 65 percent and $15,006,000 or 60 percent, respectively, as compared to the same periods in the prior fiscal year. These increases were a result of the December 1998 acquisition of the Industrial Engine Systems Sub-Division
(IES), an increase in product sales to Mexico and an increase in small engine sales. Management anticipates that overall revenues generated by GFPD in fiscal year 2000 will be higher than fiscal year 1999, primarily due to a full year reporting of IES's sales, higher motor vehicle component sales to the Mexico market and increased small engine sales. This is a forward-looking statement.

During the three months and six months ended October 31, 1999, operating income in this segment increased approximately $2,782,000 or 88 percent and $4,180,000 or 57 percent, respectively, as compared to the same periods in the prior fiscal year. These increases were a result of higher revenues and gross margin percentages on GFPD product sales due to increased volumes. These increases were partially offset by additional administrative expenses resulting from the IES acquisition. Management anticipates that divisional operating income will be higher in fiscal year 2000 as a result of higher revenues and gross margin percentages associated with increased volumes. This is a forward-looking statement.

AUTOMOTIVE OEM DIVISION. For the three months and six months ended October 31, 1999, net revenues decreased by approximately $2,278,000 and $1,965,000, respectively, as compared to the same periods in the prior fiscal year. Product sales in the second quarter decreased to $1.5 million, compared to $2.8 million in the same quarter of fiscal year 1999. For the six months ended, product sales increased approximately $342,000 over the same period in the prior fiscal year. During the three months and six months ended October 31, 1999, the upfit revenue represented 412 units and 1,397 units, respectively, as compared to 700 units and 1,223 units, respectively, during the same periods of the prior year. Upfit revenue consists of mid-size automobiles upfit with the division's bi-fuel compressed natural gas fuel system, medium-duty dedicated Liquid Propane Gas (LPG) kits under a cross license agreement with General Motors, and GM pick-ups upfit with the division's bi-fuel compressed natural gas fuel system. Management expects upfit revenues to be higher during fiscal year 2000 as compared to fiscal year 1999 due to higher customer orders for the Company's systems on GM vehicles. This is a forward-looking statement.

During the three months and six months ended October 31, 1999, contract revenues for the AOD segment decreased $992,000 or 29 percent and $2,307,000 or 38 percent, respectively, as compared to the same periods in fiscal year 1999. These decreases were primarily due to lower revenues recognized during the start up period on the new GM model year platforms. Management anticipates, based on new contracts negotiated with GM and expected levels of contract completion in fiscal year 2000, that contract revenue in fiscal year 2000 will be lower than levels experienced during fiscal year 1999. Additionally, profit levels expected on the contracts during fiscal year 2000 will be substantially lower than levels realized during fiscal year 1999 due to the new contracts. These are forward-looking statements.

During the three months and six months ended October 31, 1999 operating losses in this segment were approximately $805,000 and $1,292,000, respectively, as compared to operating income of approximately $154,000 and $223,000 in the same periods of the prior fiscal year. These decreases were a result of lower contract revenues, primarily from the GM program, and associated higher product application development costs for new products being commercialized. Product applications development expense is primarily for system development and application engineering of the Company's products under the funded General Motors contract, other funded contract work with state and federal agencies, and for internally funded product and component application development work. For the six month period ended October 31, 1999, expense directly related to externally funded product application development work was approximately $2,697,000 as compared to $1,575,000 in the same period of the prior fiscal year. Management anticipates higher operating losses in this segment in fiscal year 2000, primarily due to lower profits on GM contracts. This is a forward-looking statement.

Gross margins on GM product sales were higher in the first half of fiscal year 2000 as compared to the same period in fiscal year 1999, primarily due to lower material costs and lower per unit overhead costs. Management anticipates higher gross margins on products in fiscal year 2000, primarily due to the focus on cost reduction activities. This is a forward-looking statement.

NON-U.S. BASED SUBSIDIARIES. For the three months and six months ended October 31, 1999, net revenues increased by approximately $2,333,000 or 46 percent and $3,230,000 or 31 percent, respectively, as compared to the same periods in the prior fiscal year. These increases were a result of the March 1999 acquisition of IMPCO Japan, which resulted in increased revenues of approximately $1,542,000 in the first half of fiscal year 2000. During the three months and six months ended October 31, 1999, the Company also realized increased revenues of $624,000 and $1,016,000 from its Mexico operation. For the three month and six month period ending October 31, 1999, the increase in Non-U.S. Based Subsidiaries revenues would have been reduced by $549,000 and $134,000, respectively, if not for the weakening of the U.S. Dollar. The strengthening of foreign currencies versus the U.S. Dollar positively impacts the conversion of foreign currency denominated sales. Management anticipates that revenues during fiscal year 2000 will be higher than fiscal year 1999 as a result of the acquisition of IMPCO Japan and higher motor vehicle sales in Mexico. These are forward-looking statements.

During the three months and six months ended October 31, 1999, operating income increased approximately $116,000 and $272,000, respectively, as compared to the same periods in the prior year, primarily as a result of the addition of the Japan operations. Management anticipates that operating income levels at the Non-U.S. Based Subsidiaries will be higher in fiscal year 2000 than the prior year due to the addition of the Japan operations and higher revenues from Mexico. This is a forward-looking statement.

CORPORATE EXPENSES. Corporate expenses for the three months and six months ended October 31, 1999, increased $477,000 or 37 percent and $944,000 or 36 percent, as compared to the same periods in the prior fiscal year. The increase in corporate expenses was primarily due to the incremental costs incurred in the creation of the Company's Stockholder Protection Rights Agreement, increased compensation expenses and increased legal expenses. Management anticipates that corporate expenses for the remaining half of fiscal year 2000 will be higher than levels experienced during the same period of fiscal 1999. This is a forward-looking statement.

ADVANCED RESEARCH AND PRODUCT DEVELOPMENT. Advanced Research and Product Development expense for the three months and six months ended October 31, 1999, increased approximately $516,000 or 68 percent and $1,131,000 or 77 percent, respectively, as compared to the same periods in the prior fiscal year. These increases are primarily due to increased efforts relating to the commercialization of fuel metering, fuel storage and fuel cell products and overall increased spending on internally funded research and development projects. Management believes the Company's future success depends on its ability to design, develop and market new products that interface successfully with new engine electronic technology, and which meet mandated emission standards and fuel storage technology. Management anticipates that advanced research and product development expense during fiscal year 2000 will be higher than the levels experienced during fiscal year 1999. This is a forward-looking statement.

INTEREST EXPENSE. Interest expense for the three months and six months ended October 31, 1999, increased $72,000 or 26 percent and $51,000 or 10 percent, as compared to the same periods in the prior fiscal year. These increases are attributable to additional borrowings partially offset by lower interest rates on the Company's credit facility with Bank of America. Management anticipates that interest expense for fiscal year 2000 will be comparable to the prior fiscal year. This is a forward-looking statement.

PROVISION FOR INCOME TAXES. The estimated effective annual tax rate of 32 percent for fiscal year 2000 is significantly higher than the previous year due to the exhaustion of federal net operating loss carryforwards during the previous fiscal year. The current year tax provision includes presumed utilization of estimated research and development credits of $1,155,000. At October 31, 1999, net deferred tax asset was approximately $2,577,000 while the net deferred tax liability was $964,000. Management has determined, based on the Company's history of prior operating earnings and its expectations for the future, that operating income of the Company will more likely than not be sufficient to recognize fully the net deferred tax assets and that the estimated effective annual tax rate in the future years will approximate the statutory rate. This is a forward-looking statement.

LIQUIDITY AND CAPITAL RESOURCES. The Company uses cash generated from its operations and external financing to fund capital expenditures, as well as invest in and operate its existing operations and new businesses. These sources are sufficient to meet all current obligations on a timely basis. Management believes that such sources of funds will be sufficient to meet the needs of its business for the foreseeable future. This is a forward-looking statement.

       The Company's financial condition remains strong. The ratio of current assets to current liabilities was 3.59:1 and 3.09:1 at October 31, 1999 and April 30, 1999, respectively. During the current year, the total amount of working capital increased by approximately $8,858,000 to $44,086,000 at October 31, 1999. Net cash used in operating activities was $3,009,000 for the current six month period, compared to net cash provided by operating activities of $292,000 for the same period in the previous year. The increase in cash used in operating activities during the current period resulted primarily from an increase in inventory and an increase in accounts receivable. The increase in inventory was primarily due to inventory build to support the AOD production transition to Mexico and increased sales volume across all operating segments. The increase in accounts receivable is primarily due to the increased billings associated with higher sales levels and increased billings on the GM contracts.

       Net cash used in investing activities for the current six month period was approximately $1,211,000, a decrease of approximately $912,000 from the same period in the previous year. This decrease is primarily from the previous years first quarter purchase of the remaining 49 percent interest in IMPCO BV, which resulted in a net use of cash of approximately $693,000. Additionally, there was a decrease in capital expenditures for dies, molds and patterns and machinery and equipment of approximately $307,000. Management projects capital expenditures during the current year, primarily relating to equipment enhancements and facilities for the development and production of new products, to be comparable to expenditures during fiscal year 1999. The Company expects to fund a major portion of these expenditures from cash generated from operations and by use of its bank credit facility. These are forward-looking statements.

       Net cash provided by financing activities for the current six month period was approximately $5,173,000. For the six month period ending October 31, 1999, the Company increased its borrowing under the operating lines of credit by approximately $6,461,000 primarily for material purchases. Payments made on term loans were approximately $1,373,000.

       The Company has a $20,000,000 revolving line of credit, $3,000,000 revolving line of credit for IMPCO Mexicano, $6,000,000 of available credit on the acquisition facility, and approximately $3,000,000 of available credit on the capital expenditures facility with Bank of America. At October 31, 1999, approximately $11,930,000 and $2,600,000 were outstanding under the revolving line of credit and the capital lease facility, respectively. The revolving line of credit expires on August 31, 2001, the acquisition facility expires on August 31, 2000, and the capital lease facility expires on August 31, 2000. In addition, the Company's subsidiary in the Netherlands has a fl. 3,000,000 (U.S.$1,436,000) credit facility with Mees Pierson, a financial institution in the Netherlands. At October 31, 1999, there was no outstanding balance. The Company's subsidiary in Japan has a (Y)60,000,000 (U.S.$576,000) revolving term loan facility with the Hongkong and Shanghai Banking Corporation Ltd., Osaka Branch. At October 31, 1999, there was an outstanding loan balance of (Y)30,000,000 (U.S.$288,000).

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

       FOREIGN CURRENCY MANAGEMENT - The results and financial condition of the Company's international operations are affected by changes in exchange rates between certain foreign currencies and the U.S. Dollar. The Company's exposure to fluctuations in currency exchange rates has increased as a result of the growth of its international subsidiaries. The functional currency for all of the Company's international subsidiaries is the local currency of the subsidiary. An increase in the value of the U.S. Dollar increases costs incurred by the subsidiaries because most of its international subsidiaries' inventory purchases are U.S. Dollar denominated. The Company monitors this risk and attempts to minimize the exposure through forward currency contracts and the management of cash disbursements in local currencies. At October 31, 1999 the Company had currency forward contracts protecting U.S.$765,000 in inventory purchases. At October 31, 1999 the fair value of foreign currency forward contracts was $20,000.

       The Company seeks to hedge its foreign currency economic risk by minimizing its U.S. Dollar investment in foreign operations using foreign currency term-loans to finance the operations of its foreign subsidiaries. The term loans are denominated in local currencies and translated to U.S. Dollars at period end exchange rates.

       INTEREST RATE MANAGEMENT - The Company uses interest rate swap agreements with Bank of America to manage its exposure to interest rate changes and stabilize the cost of borrowed funds. When an agreement is executed, the swap is linked to a specific debt instrument. At October 31, 1999, the Company had approximately $4,572,000 secured under fixed interest rate agreements at a weighted-average fixed interest rate of 7.95 percent. Absent these fixed rate agreements, the weighted-average variable rate for this debt at October 31, 1999 would have been 7.57 percent. At October 31, 1999 the fair value of interest rate swap agreements approximated carrying value.

YEAR 2000
---------
The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures, due to processing errors potentially arising from calculations using the Year 2000, could result in miscalculations or a complete system failure causing disruptions of operations, including, among other things, a temporary inability to process financial transactions, update customer accounts, bill customers, plan production, or engage in similar normal business activities. The Company has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the year 2000 and thereafter. It has completed its assessment of the Year 2000 issue through communication with key customers, suppliers, financial institutions and others with which it conducts business and review of its current internal computer systems to identify potential Year 2000 issues. Based on this assessment, the Company is not aware of any key customer, supplier, or financial institution with inadequate solutions. Also, it has upgraded all computer hardware to comply with Year 2000 dates and dates thereafter. Finally, the Company has developed plans to address system modifications required by December 31, 1999 and these plans basically require the upgrade to new versions of packaged software. The Company has completed all system software upgrades. In addition, the Company has established a contingency plan to address Year 2000 risk factors outside the Company's control.

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

Part II - OTHER INFORMATION

Items 1,2,3,5 Not applicable.

Item 4. Submission of matters to a vote of security holders

       (a)   The annual meeting of stockholders was held on October 27, 1999.

       (b)   N/A

       (c) The stockholders voted to elect the following nominees as directors for a three year term:

                             Votes       Percent
                              For        of Voted     Withheld
                          -----------   ----------   ----------
 Norman L. Bryan            6,091,397       99.57       26,135
 Christopher G. Mumford     6,091,617       99.58       25,915
 Don J. Simplot             6,090,517       99.56       27,015


       The ratification of the appointment of Ernst & Young LLP. as the Company's independent auditors received the following votes:

                            Votes         Votes                   Broker
                             For         Against    Abstention   non-votes
                          ---------     --------    ----------   ----------
Common Stock              6,085,976      26,147        5,409         -0-


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits:
          --------

          Exhibit 10.17 - Amended Loan Agreement between IMPCO Technologies, Inc. as borrower and Bank of America N.A., as lendor, dated September 13, 1999.

          Exhibit 27 - Financial Data Schedule.

     (b)  Reports on Form 8-K
          -------------------
          There were no reports on Form 8-K filed during the quarter ended October 31, 1999.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         IMPCO Technologies, Inc.
                                         (Registrant)


Date:    December 6, 1999             By /s/ William B. Olson
                                         ---------------------
                                         William B. Olson
                                         Chief Financial Officer
                                         and Treasurer
                                         [Authorized Signatory]