Form 10-Q
period 2000-01-31
IMPCO TECHNOLOGIES INC
filed 2000-03-16
CIK 790708

==============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


/ x / Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended January 31, 2000, or

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

     Number of shares outstanding of each of the issuer's classes of common stock, as of February 29, 2000:

      8,562,807 shares of Common Stock, $.001 par value per share

==============================================================================

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

                            IMPCO TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       January 31, 2000 and April 30, 1999

                                     ASSETS

                                                        JANUARY 31,      APRIL 30,
                                                           2000            1999
                                                       -------------    ----------
                                                        (UNAUDITED)
Current assets:
 Cash...............................................  $   3,546,409  $   2,009,208
 Accounts receivable................................     27,140,461     22,209,363
  Less allowance for doubtful accounts..............        550,980        535,824
                                                       ------------  -------------
   Net accounts receivable..........................     26,589,481     21,673,539
 Inventories:
  Raw materials and parts............................    16,407,880     10,694,453
  Work-in-process....................................       987,156      1,208,423
  Finished goods.....................................    12,806,125     10,804,309
                                                      -------------  -------------
  Total inventories.................................     30,201,161     22,707,185
Deferred tax assets.................................      3,547,110      3,474,387
Other current assets................................      2,046,184      2,255,227
                                                      -------------  -------------
   Total current assets.............................     65,930,345     52,119,546
Equipment and leasehold improvements:
 Dies, molds and patterns...........................      6,012,162      5,746,955
 Machinery and equipment............................      8,172,807      7,293,593
 Office furnishings and equipment...................      7,037,528      6,110,079
 Automobiles and trucks.............................        516,299        500,057
 Leasehold improvements.............................      3,285,924      2,965,366
                                                       -------------  -------------
                                                         25,024,720     22,616,050

Less accumulated depreciation and amortization......     14,873,927     12,730,976
                                                      -------------  -------------
  Net equipment and leasehold improvements..........     10,150,793      9,885,074

Intangibles arising from acquisitions...............     15,748,111     15,593,672
 Less accumulated amortization......................      5,134,637      4,576,369
                                                      -------------  -------------
 Net intangibles arising from acquisitions..........     10,613,474     11,017,303
Other assets........................................        576,643        540,239
                                                      -------------  -------------
                                                      $  87,271,255  $  73,562,162
                                                      =============  =============



                                 See accompanying notes.

                            IMPCO TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       January 31, 2000 and April 30, 1999
                                   (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 JANUARY 31,         APRIL 30,
                                                    2000               1999
                                                -------------      -------------
                                                 (UNAUDITED)
Current liabilities:
 Accounts payable.............................    9,383,519          8,294,977
 Accrued payroll obligations..................    2,263,589          2,493,402
 Income taxes payable.........................    1,705,037          1,261,009
 Other accrued expenses.......................    1,684,495          1,356,803
 Current maturities of long-term debt.........    3,216,534          3,485,376
                                                -----------        -----------
  Total current liabilities...................   18,253,174         16,891,567

Lines of credit...............................   15,834,045          5,551,300
Term loans....................................    3,581,169          5,411,326
Capital leases................................    1,669,126          2,102,173
Deferred tax liability........................      566,206            828,852
Minority interest.............................    1,704,316          1,327,825

Stockholders' equity:
 Common stock, $.001 par value, authorized
 25,000,000 shares; 8,562,207 issued and
 outstanding at January 31, 2000 (8,408,481
 at April 30, 1999) ..........................        8,562              8,408
Additional paid-in capital....................   46,294,497         45,375,995
Shares held in trust..........................     (100,526)           (68,946)
Retained earnings/accumulated deficit.........    1,450,757         (2,397,813)
Accumulated other comprehensive income(Note 4)   (1,990,071)        (1,468,525)
                                                -----------       ------------
  Total stockholders' equity..................   45,663,219         41,449,119
                                                -----------        -----------
                                                $87,271,255        $73,562,162
                                                ===========        ===========



                                See accompanying notes.

                            IMPCO TECHNOLOGIES, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              Three and nine months ended January 31, 2000 and 1999
                           --------------------------

                              Three Months Ended                 Nine Months Ended
                                   JANUARY 31,                       JANUARY 31,
                            -----------------------           -----------------------
                                2000        1999                  2000        1999
                            ----------- -----------           ----------- -----------
Revenue:
  Product sales             $24,832,050 $16,043,513           $76,759,293 $50,132,257
  Contract revenue            3,103,743   3,824,974             6,953,371   9,930,840
                            ----------- -----------           ----------- -----------
     Net revenue             27,935,793  19,868,487            83,712,664  60,063,097

Costs and expenses:
  Cost of sales              17,089,826  10,933,381            50,750,187  33,775,854
  Research and
   development expense        3,909,239   2,777,033            10,541,744   8,559,538
  Selling, general and
   administrative expense     5,488,635   3,726,372            15,573,212  11,195,594
                            ----------- -----------           ----------- -----------
   Total costs and expenses  26,487,700  17,436,786            76,865,143  53,530,986
                            ----------- -----------           ----------- -----------
Operating income              1,448,093   2,431,701             6,847,521   6,532,111

Interest expense                560,528     377,705             1,138,239     904,568

Gain on sale of minority
  interest in Subsidiary              -   2,169,405                     -   2,169,405
                            ----------- -----------           ----------- -----------
Income before income taxes,
  minority interest in
  income of consolidated
  subsidiaries and dividends    887,565   4,223,401             5,709,282   7,796,948

Provision for income taxes      (58,536)  1,004,841             1,484,413   1,898,228

Minority interest in income
  of consolidated
  subsidiaries                  153,925         614               376,299       7,529
                            ----------- -----------           ----------- -----------
Net income before dividends     792,176   3,217,946             3,848,570   5,891,191
Dividends on preferred stock          -     142,550                     -     438,812
                            ----------- -----------           ----------- -----------
Net income applicable
  to common stock           $   792,176 $ 3,075,396           $ 3,848,570 $ 5,452,379
                            =========== ===========           =========== ===========
Net income per share
         Basic                    $0.09       $0.43                 $0.45       $0.76
         Diluted                  $0.09       $0.36                 $0.43       $0.65
                            =========== ===========           =========== ===========
Number of shares used in
  per share calculation
         Basic                8,464,312   7,200,577             8,462,958   7,178,115
         Diluted              9,098,931   8,993,805             8,947,709   9,008,848
                            =========== ===========           =========== ===========

                             See accompanying notes.

                            IMPCO TECHNOLOGIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                   Nine months ended January 31, 2000 and 1999

                           --------------------------

                                                           Nine Months Ended
                                                             JANUARY 31,
                                                      ------------   ------------
                                                           2000           1999
                                                      ------------   ------------
Net cash (used in) provided by operating activities   $(4,753,412)    $3,223,014

Cash flows from investing activities:
   Purchase of equipment and leasehold
     improvements                                      (2,412,520)    (2,150,774)
   Purchase of intangible assets                          (45,752)             -
   Purchase of businesses                                       -     (4,097,903)
   Proceeds from sale of equipment                         46,546        475,626
                                                      ------------   ------------
     Net cash used in investing activities             (2,411,726)    (5,773,051)

Cash flows from financing activities:
   Increase (decrease) in borrowings under
     lines of credit                                   10,379,330       (443,805)
   Proceeds from issuance of bank term loans                    -      5,288,000
   Proceeds from issuance of common stock                 887,076      1,005,532
   Payments on term loans                              (1,877,126)    (3,216,827)
   Payments of capital lease obligation                  (518,137)      (654,729)
   Dividends on preferred stock                                 -       (438,812)
                                                      ------------   ------------
     Net cash provided by financing activities          8,871,143      1,539,359
                                                      ------------   ------------

   Translation Adjustment                                (168,804)       (61,390)

Net increase (decrease) in cash                         1,537,201     (1,072,068)
Cash at beginning of period                             2,009,208      2,617,869
                                                       ------------  ------------
Cash at end of period                                 $ 3,546,409    $ 1,545,801
                                                       ============  ============

                             See accompanying notes.

                            IMPCO TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 2000 and 1999
                             ----------------------

1) BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and the results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1999. Certain reclassifications have been made to the fiscal year 1999 financial statements to conform to the current year presentation. The condensed consolidated balance sheet of IMPCO Technologies, Inc. (IMPCO or the Company) as of January 31, 2000 includes the accounts of the Company and its majority owned subsidiary IMPCO-BERU Technologies B.V. (IMPCO
BV), its majority owned subsidiary Grupo I.M.P.C.O. Mexicano, S. de R.L. de C.V. (IMPCO Mexicano), and its wholly owned subsidiaries IMPCO Technologies, Pty. Limited (IMPCO Pty) and IMPCO Tech Japan K.K. (IMPCO Japan). The results of operations for the three and nine months ended January 31, 2000 are not necessarily indicative of the results that may be expected for the entire year ending April 30, 2000.

2) ACQUISITIONS

       CRUSADER ENGINE DIVISION. On December 4, 1998, the Company acquired certain assets of the Crusader Engine division of Thermo Power Corporation, a subsidiary of Thermo Power Electron Corporation for approximately $3,880,000. The Crusader Engine division provides engine dressing and related devices for material handling engines.

       MIKUNI CORPORATION. In March 1999, the Company purchased a dormant company in Japan for $126,000 in order to establish IMPCO Tech Japan K.K. (IMPCO Japan). On March 31, 1999, the Company's wholly-owned subsidiary IMPCO Japan purchased certain manufacturing equipment and inventory of the Fukuoka Division of Mikuni Corporation for $1,325,000.

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

                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                     JANUARY 31, 1999         JANUARY 31, 1999
                                    ------------------       -----------------
Revenue                                   $20,875                 $66,467
Net earnings                                3,084                   5,581
Earnings per share - Basic                    .43                     .78
Earnings per share - Diluted                  .36                     .66

3) DEBT PAYABLE

     a) BANK OF AMERICA NT&SA

       Including the revolving line of credit, the capital expenditures facilities, the capital lease facility, the standby letter of credit and the acquisition facilities, the total Bank of America NT&SA credit facility was approximately $39,091,000 at January 31, 2000.

       LINES OF CREDIT - At January 31, 2000, the outstanding balance was $13,000,000 of which $1,000,000 was subject to the bank's reference rate less
 .50 percent (which was 8.00 percent on January 31, 2000) and $12,000,000 was subject to an alternative interest rate established by the Bank (Offshore rate). At January 31, 2000, $7,000,000 and $5,000,000 were subject to the Offshore rate of 7.43 percent and 7.11 percent, respectively.

       CAPITAL EXPENDITURE LINE OF CREDIT - At January 31, 2000 the total outstanding balance of $1,725,000 was subject to an interest rate of 7.37 percent.

       At January 31, 2000, IMPCO Mexicano's outstanding line of credit of approximately $643,000 was subject to the Bank of America Mexico (BAMSA) cost of funds plus 1.50 percent (22.00 percent at January 31, 2000).

       TERM LOAN FOR THE ACQUISITION OF CRUSADER -At January 31, 2000, the total outstanding balance was approximately $752,000 which was subject to a fixed interest rate of 7.61 percent.

       TERM LOAN FOR THE ACQUISITION OF MEDIA - At January 31, 2000, the total outstanding balance was approximately $307,500 which was subject to a fixed interest rate of 7.90 percent.

       TERM LOAN FOR THE ACQUISITION OF ALGAS - At January 31, 2000, the total outstanding balance was $1,980,000 which was subject to a fixed interest rate of
7.74 percent.

       TERM LOAN FOR ACQUISITION OF IMPCO BV - At January 31, 2000, the total outstanding balance was approximately $485,000 which was subject to a fixed interest rate of 7.80 percent.

       IMPCO BV TERM LOAN - At January 31, 2000, the total outstanding balance was approximately $1,202,000 which was subject to a variable interest rate of
5.00 percent.

       CAPITAL LEASE FACILITY - At January 31, 2000, approximately $2,365,000 was outstanding, of which approximately $480,000 was fixed at 8.50 percent and approximately $862,000 was fixed at 8.20 percent. The remaining balance of approximately $1,023,000 was subject to the variable rate of interest based on Bank of America's London Branch 3-month LIBOR rate plus 2.15 percentage points (8.08 percent as of January 31, 2000).

       LOAN COVENANTS AND COLLATERAL - The Bank of America credit facility contains certain restrictions and financial covenants, including liquidity, tangible net worth and cash flow coverage thresholds, as well as limitations on other indebtedness, and is secured by substantially all of the Company's assets. At January 31, 2000, the Company was in compliance with all covenants.

       b) MEES PIERSON

       At January 31, 2000 there was no outstanding balance.


       c) THE HONGKONG AND SHANGHAI BANKING CORPORATION LTD.

       TERM LOAN FOR THE ACQUISITION OF MIKUNI - On March 29, 1999, IMPCO Japan secured a (Y)160,000,000 (U.S.$1,490,000) term loan facility from the Hongkong and Shanghai Banking Corporation Ltd., Osaka Branch. This term loan bears interest at the Euroyen London Interbank Offer Rate plus 1.60 percent. At January 31, 2000 the outstanding loan balance of (Y)136,000,000 (approximately U.S.$1,267,000) was subject to an interest rate of 1.905 percent.

       LINE OF CREDIT - On March 29, 1999, IMPCO Japan secured a (Y)60,000,000 (U.S.$559,000) revolving term loan facility from the Hongkong and Shanghai Banking Corporation Ltd., Osaka Branch. This term loan bears interest at the Euroyen London Interbank Offer Rate plus 1.60 percent. At January 31, 2000 the outstanding loan balance of (Y)50,000,000 (approximately U.S.$466,000) was subject to an interest rate of 1.902 percent.

4) EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                            Three Months Ended     Nine Months Ended
                                               January 31,            January 31,

                                          -----------------------  ---------------------
                                              2000         1999        2000       1999
                                          ----------   ----------  ----------  ---------
Numerator:
 Net income before dividends                $792,176   $3,217,946  $3,848,570  $5,891,191
 Dividends on preferred stock                      -     (142,550)          -    (438,812)
                                          ----------   ----------  ----------  ----------
 Numerator for basic earnings per
   share - income available to
   common stockholders to common stock       792,176    3,075,396   3,848,570   5,452,379

 Effect of dilutive securities:
   Preferred stock dividends                       -      142,550           -     438,812
                                          ----------   ----------  ----------  ----------
Numerator for diluted earnings per
   share - income available to
   common stockholders after
   assumed conversions                      $792,176   $3,217,946  $3,848,570  $5,891,191

Denominator:
 Denominator for basic earnings per
   share -- weighted-average shares        8,464,312    7,200,577   8,462,958   7,178,115

Effect of dilutive securities:
 Employee stock options                      634,619      662,901     484,751     699,807
 Warrants                                          -        5,563           -       6,162
 Convertible preferred stock                       -    1,124,764           -   1,124,764
                                          ----------   ----------  ----------  ----------
Dilutive potential common shares             634,619    1,793,228     484,751   1,830,733

 Denominator for diluted earnings per
   share -- adjusted weighted-average
   shares and assumed conversions          9,098,931    8,993,805   8,947,709   9,008,848
                                           ---------    ---------   ---------   ---------

Basic earnings per share                       $0.09        $0.43       $0.45       $0.76
                                           ---------    ---------   ---------   ---------
Diluted earnings per share                     $0.09        $0.36       $0.43       $0.65
                                           ---------    ---------   ---------   ---------

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

       The components of comprehensive income for the three month and nine month periods ended January 31, 2000, and January 31, 1999, are as follows:

                                               THREE MONTHS            NINE MONTHS
                                             ENDED JANUARY 31,       ENDED JANUARY 31,
                                          -----------------------  ---------------------
                                              2000         1999        2000      1999
                                          ----------   ----------  ---------- ---------
    Net income...........................$   792,176   $3,075,396  $3,848,570 $5,452,379
    Foreign currency translation
         adjustment......................   (262,659)     (58,390)   (521,546)  (148,414)
                                          ----------   ----------  ----------  ---------
    Comprehensive income.................$   529,517   $3,017,006  $3,327,024 $5,303,965
                                         ===========   ==========  ========== ==========


6) BUSINESS SEGMENT INFORMATION

       IMPCO classifies its business into three operating segments: Gaseous Fuel Products Division (GFPD), Automotive OEM Division (AOD) and Non-U.S. Based Subsidiary Operations. These operating segments are divisions within the Company and each division has discrete financial information prepared for internal reporting to management. Management considered the following factors to be significant in identifying these operating segments: technology levels, end-use applications of products, and customer characteristics. Advanced research and product development is funded at the corporate level and provides new products and technology to the operating segments for use in their markets. Each operating segment conducts its own application engineering and technical support for the sales and market development of the new products and technology. The Company evaluates performance based on profit or loss from operations before corporate expenses, interest and income taxes.

       Revenues and operating income for IMPCO's business segments for the three and nine months ended January 31, 2000 and 1999 are as follows:

===============================================================================================================================
                                                                                         Revenues
-------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                        Three Months Ended                Nine Months Ended
                                                                         January 31,                       January 31,
                                                                     2000             1999             2000             1999
                                                                     ----             ----             ----             ----
Gaseous Fuels Products Division                                    $18,378           $11,466         $58,211           $36,292
Automotive OEM Division                                              6,203             5,665          15,429            16,857
Non-U.S. Based Subsidiaries                                          8,045             5,295          21,863            15,882
Intersegment Elimination                                            (4,690)           (2,558)        (11,790)           (8,968)
-------------------------------------------------------------------------------------------------------------------------------
    Total                                                          $27,936           $19,868         $83,713           $60,063
===============================================================================================================================


===============================================================================================================================
                                                                                 Operating Income (Loss)
-------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                               Three Months Ended January 31,    Nine Months Ended January 31,
                                                                 2000             1999             2000             1999
                                                                 ----             ----             ----             ----
Gaseous Fuels Products Division                                 $4,193           $2,846          $15,676           $10,149
Automotive OEM Division                                           (239)           1,444           (1,531)            1,667
Non-U.S. Based Subsidiaries                                        907             (390)           2,351               782
Corporate Expenses                                              (1,531)          (1,369)          (5,099)           (3,993)
Advanced Research & Product Develop.                            (1,662)            (625)          (4,266)           (2,097)
Intersegment Elimination                                          (220)             526             (283)               24
-------------------------------------------------------------------------------------------------------------------------------
    Total                                                       $1,448           $2,432           $6,848            $6,532
===============================================================================================================================


7) INCOME TAXES

        The current quarter tax expense includes the year to date positive adjustment of the approved extension of the research and development credit of approximately $289,000.

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

RESULTS OF OPERATIONS
---------------------
Revenues and operating income for IMPCO's business segments for the three months and nine months ended January 31, 2000 and 1999 are as follows:

===============================================================================================================================
                                                                        Revenues                  Operating Income (Loss)
-------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                   2000             1999             2000             1999
                                                                 ----             ----             ----             ----
   For the three months ended:                                 Jan. 31,         Jan. 31,         Jan. 31,         Jan. 31,
                                                               --------         --------         --------         --------
Gaseous Fuels Products Division                                $18,378           $11,466           $4,193           $2,846
Automotive OEM Division                                          6,203             5,665             (239)           1,444
Non-U.S. Based Subsidiaries                                      8,045             5,295              907             (390)
Corporate Expenses                                                   -                 -           (1,531)          (1,369)
Advanced Research & Product Develop.                                 -                 -           (1,662)            (625)
Intersegment Elimination                                        (4,690)           (2,558)            (220)             526
-------------------------------------------------------------------------------------------------------------------------------
    Total                                                      $27,936           $19,868           $1,448           $2,432
===============================================================================================================================

===============================================================================================================================
                                                                        Revenues                  Operating Income (Loss)
-------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                   2000             1999             2000             1999
                                                                 ----             ----             ----             ----
   For the nine months ended:                                  Jan. 31,         Jan. 31,         Jan. 31,         Jan. 31,
                                                               --------         --------         --------         --------
Gaseous Fuels Products Division                                $58,211           $36,292          $15,676          $10,149
Automotive OEM Division                                         15,429            16,857           (1,531)           1,667
Non-U.S. Based Subsidiaries                                     21,863            15,882            2,351              782
Corporate Expenses                                                   -                 -           (5,099)          (3,993)
Advanced Research & Product Develop.                                 -                 -           (4,266)          (2,097)
Intersegment Elimination                                       (11,790)           (8,968)            (283)              24
-------------------------------------------------------------------------------------------------------------------------------
    Total                                                      $83,713           $60,063           $6,848           $6,532
===============================================================================================================================

GASEOUS FUELS PRODUCTS DIVISION. For the three months and nine months ended January 31, 2000, net revenues increased by approximately $6,912,000 or 60 percent and $21,919,000 or 60 percent, respectively, as compared to the same periods in the prior fiscal year. These increases were primarily a result of the December 1998 acquisition of the Industrial Engine Systems Sub-Division
(IES), an increase in small engine sales and an increase in product sales to Mexico. The price differential between gasoline and propane as well as the Company's strengthening relations with Mexican governmental agencies have positively impacted the demand for the aftermarket automotive conversions in Mexico. Management anticipates that overall revenues generated by GFPD in fiscal year 2000 will be higher than fiscal year 1999, primarily due to a full year reporting of IES sales, the expanding revenue base due to value added system sales, increased motor vehicles sales in Mexico due to the expected growth of aftermarket automotive conversions, increased small engine sales and the Company's aggressive marketing efforts to expand market share. This is a forward-looking statement.

During the three months and nine months ended January 31, 2000, operating income in this division increased approximately $1,347,000 or 47 percent and $5,527,000 or 55 percent, respectively, as compared to the same periods in the prior fiscal year. These increases were primarily attributable to higher revenues and gross margin amounts on GFPD product sales due to increased volumes. These increases were partially offset by additional administrative expenses resulting from the IES acquisition. Management anticipates that divisional operating income will be higher in fiscal year 2000 as a result of higher revenues and gross margin amounts associated with increased volumes partially offset by increased expenses relating to a full year reporting of the IES sub-division and expenses relating to marketing efforts. Additionally, operating margins will be effected by lower gross margin percentages at the IES sub-division as these revenues become a larger segment of the GFPD division. However, as the IES business increases, overall gross profit amounts should increase. These are forward-looking statements.

AUTOMOTIVE OEM DIVISION. For the three months and nine months ended January 31, 2000, net revenues increased by approximately $538,000 and decreased by $1,428,000, respectively, as compared to the same periods in the prior fiscal year.

Product sales during the three months and nine months ended January 31, 2000 increased by approximately $1,259,000 and $1,601,000, respectively, as compared to the same periods in the prior fiscal year. During the three months and nine months ended January 31, 2000, product sales represented 674 units and 2,071 units, respectively, as compared to 564 units and 1,787 units, respectively, during the same periods of the prior year. Product sales consists of mid-size automobiles upfit with the division's bi-fuel compressed natural gas fuel system, medium-duty dedicated Liquid Propane Gas (LPG) kits under a cross license agreement with General Motors, and GM pick-ups upfit with the division's bi-fuel compressed natural gas fuel system. Management expects product sales to be higher in the future as additional GM platforms and model years are introduced and other automotive OEM platforms are obtained.

During the three months and nine months ended January 31, 2000, contract revenues for the AOD segment decreased $1,081,000 or 28 percent and $3,681,000 or 38 percent, respectively, as compared to the same periods in fiscal year 2000. These decreases were primarily a result of lower contract levels attributable to the ability to transfer knowledge between prior model year and current model year contracts and, accordingly, lower margins on the current year contracts. Management anticipates, based on new contracts negotiated with GM and expected levels of contract completion in fiscal year 2000, that contract revenue in fiscal year 2000 will be lower than levels experienced during fiscal year 1999. Additionally, profit levels expected on the contracts during fiscal year 2000 will be substantially lower than levels realized during fiscal year 1999.

During the three months and nine months ended January 31, 2000 operating losses in this segment were approximately $239,000 and $1,531,000, respectively, as compared to operating income of approximately $1,444,000 and $1,667,000 in the same periods of the prior fiscal year. These decreases were a result of lower contract revenues, primarily from the GM program, and associated higher product application development costs for new products being commercialized. Product applications development expense is primarily for system development and application engineering of the Company's products under the funded General Motors contract, other funded contract work with state and federal agencies, and for internally funded product and component application development work to develop business with other automotive OEMs. For the nine month period ended January 31, 2000, expense directly related to externally funded product application development work was approximately $4,214,000 as compared to $4,887,000 in the same period of the prior fiscal year. Management anticipates higher operating losses in this division in fiscal year 2000, primarily due to lower contract levels and profits on GM contracts and higher internally funded application development work.

Gross margins on GM product sales were higher in the first nine months of fiscal year 2000 as compared to the same period in fiscal year 1999, primarily due to lower material costs and lower per unit overhead costs. Management anticipates higher gross margins on products in future model years, primarily due to engineering design and lower per unit overhead costs.

NON-U.S. BASED SUBSIDIARIES. For the three months and nine months ended January 31, 2000, net revenues increased by approximately $2,750,000 or 52 percent and $5,981,000 or 38 percent, respectively, as compared to the same periods in the prior fiscal year. These increases were a result of the March 1999 acquisition of IMPCO Japan, which resulted in increased revenues of approximately $2,303,000 in the nine months of fiscal year 2000. During the three months and nine months ended January 31, 2000, this segment also realized increased revenues of $1,551,000 and $2,568,000 from its Mexico operation. For the three month and nine month period ending January 31, 2000, the Non-U.S. Based Subsidiary revenues would have increased an additional $236,000 and $152,000, respectively, if not for the strengthening of the U.S. Dollar. The weakening of foreign currencies versus the U.S. Dollar negatively impacts the conversion of foreign currency denominated sales. Management anticipates that revenues for this segment during fiscal year 2000 will be higher than fiscal year 1999 as a result of the acquisition of IMPCO Japan and higher motor vehicle sales in Mexico. The price differential between gasoline and propane as well as the Company's strengthing relations with Mexican governmental agencies is expected to positively impact the demand for the aftermarket automotive conversions in Mexico.

During the three months and nine months ended January 31, 2000, operating income for this segment increased approximately $1,297,000 and $1,569,000, respectively, as compared to the same periods in the prior year, primarily as a result of the addition of the Japan operations. Management anticipates that operating income levels at the Non-U.S. Based Subsidiaries will be higher in fiscal year 2000 than the prior year due to the addition of the Japan operations and higher revenues from Mexico.

CORPORATE EXPENSES. Corporate expenses consist of general and administrative expenses at the corporate level to support the divisions and the corporation in areas such as executive management, finance, human resources, management information systems, legal services, and investor relations. Additionally, amortization of goodwill and other intangible assets is recorded as a corporate expense. Corporate expenses for the three months and nine months ended January 31, 2000, increased $162,000 or 12 percent and $1,106,000 or 28 percent, as compared to the same periods in the prior fiscal year. The increase in corporate expenses was primarily due to the incremental costs incurred in the creation of the Company's Stockholder Protection Rights Agreement, legal expenses and amortization relating to the Japan and IES acquisitions. Management anticipates that corporate expenses during fiscal year 2000 will be higher than levels experienced during fiscal 1999.

ADVANCED RESEARCH AND PRODUCT DEVELOPMENT. Advanced Research and Product Development provides engineering, design and research and development support to the Company and its operating units and develops all new products supporting the operating divisions' needs. Advanced Research and Product Development expense for the three months and nine months ended January 31, 2000, increased approximately $1,038,000 and $2,169,000, respectively, as compared to the same periods in the prior fiscal year. These increases are primarily due to increased efforts relating to the commercialization of fuel metering, fuel storage and fuel cell products. Management believes the Company's future success depends on its ability to design, develop and market new products that interface successfully with new engine electronic technology, and which meet mandated emission standards. It also believes that there is a significant opportunity for the Company to participate in the emerging fuel cell market. With the emergence of fuel cell technology and the interest being shown by the automotive industry in alternative fuel technology, the Company has decided to accelerate and expand both research and application development expenditures for metering, controls and fuel storage products for fuel cell applications. Consequently, management anticipates that research and development expenses during fiscal year 2000 will be significantly higher than in fiscal 1999.

INTEREST EXPENSE. Interest expense for the three months and nine months ended January 31, 2000, increased $183,000 or 48 percent and $234,000 or 26 percent, as compared to the same periods in the prior fiscal year. These increases are attributable to additional borrowings partially offset by lower interest rates on the Company's credit facility with Bank of America. Management anticipates that interest expense for fiscal year 2000 will be higher than levels experienced during fiscal year 1999.

PROVISION FOR INCOME TAXES. The estimated effective annual tax rate of 26 percent for fiscal year 2000 is higher than the previous year due to the exhaustion of federal net operating loss carryforwards during the previous fiscal year. The current year tax provision includes presumed utilization of estimated research and development credits of $859,000. At January 31, 2000, net deferred tax asset was approximately $3,547,000 while the net deferred tax liability was $566,000. Management has determined, based on the Company's history of prior operating earnings and its expectations for the future, that operating income of the Company will more likely than not be sufficient to recognize fully the net deferred tax assets and that the estimated effective annual tax rate in the future years will approximate the statutory rate.

LIQUIDITY AND CAPITAL RESOURCES. The Company uses cash generated from its operations and bank financing to fund capital expenditures, as well as invest in and operate its existing operations and new businesses. While such sources of funds have been sufficient in the past, the Company may seek additional sources of financing in order to capitalize on opportunities that are believed to exist in the emerging fuel cell market. Such additional sources of financing may include bank borrowings or public or private offerings of equity or debt securities.

         The Company's financial condition remains strong. The ratio of current assets to current liabilities was 3.6:1 and 3.1:1 at January 31, 2000 and April 30, 1999, respectively. During the current year, the total amount of working capital increased by approximately $12,449,000 to $47,677,000 at January 31, 2000. Net cash used in operating activities was $4,753,000 for the current nine month period, compared to net cash provided by operating activities of $3,223,000 for the same period in the previous year. The increase in cash used in operating activities during the current period resulted primarily from an increase in inventory and an increase in accounts receivable. The increase in inventory was primarily due to inventory build to support the AOD production transition to Mexico and increased sales volume across all operating segments. The increase in accounts receivable is primarily due to the increased billings associated with higher sales levels. At January 31, 2000, accounts receivable as a percent of sales was comparable to the same period in prior fiscal year.

    Net cash used in investing activities for the current nine month period was approximately $2,412,000, a decrease of approximately $3,361,000 from the same period in the previous year. This decrease is primarily a result of the previous years third quarter acquisition of the Industrial Engine Systems Sub-Division (IES) for approximately $3,900,000 and the previous years' first quarter purchase of the remaining 49 percent interest in IMPCO BV, which resulted in a net use of cash of approximately $693,000.

    Net cash provided by financing activities for the current nine month period was approximately $8,871,000. For the nine month period ended January 31, 2000, the Company increased its borrowing under the operating lines of credit by approximately $10,379,000 primarily for working capital. Payments made on term loans were approximately $1,887,000.

    The Company has a $20,000,000 revolving line of credit, $3,000,000 revolving line of credit for IMPCO Mexicano, $6,000,000 non-revolving line of credit for future acquisitions, and $3,000,000 non-revolving line of credit for future capital expenditures with Bank of America. At January 31, 1999, approximately $13,000,000, $643,000 and $1,725,000 were outstanding under the revolving line of credit, the revolving line of credit for IMPCO Mexicano and the capital expenditures facility, respectively. The revolving line of credit expires on August 31, 2001, the acquisition facility expires on August 31, 2000, and the capital lease facility expires on August 31, 2000. In addition, the Company's subsidiary in the Netherlands has a fl. 3,000,000 (U.S.$1,321,000) credit facility with Mees Pierson, a financial institution in the Netherlands. At January 31, 2000, there was no outstanding balance. The Company's subsidiary in Japan has a (Y)60,000,000 (U.S.$559,000) revolving term loan facility with the Hongkong and Shanghai Banking Corporation Ltd., Osaka Branch. At January 31, 2000, there was an outstanding loan balance of (Y)50,000,000 (U.S.$466,000).



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

       FOREIGN CURRENCY MANAGEMENT - The results and financial condition of the Company's international operations are affected by changes in exchange rates between certain foreign currencies and the U.S. Dollar. The Company's exposure to fluctuations in currency exchange rates has increased as a result of the growth of its international subsidiaries. The functional currency for all of the Company's international subsidiaries is the local currency of the subsidiary. An increase in the value of the U.S. Dollar increases costs incurred by the subsidiaries because most of its international subsidiaries' inventory purchases are U.S. Dollar denominated. The Company monitors this risk and attempts to minimize the exposure through forward currency contracts and the management of cash disbursements in local currencies. At January 31, 2000 the Company had currency forward contracts protecting U.S.$382,000 in inventory purchases. At January 31, 2000 the fair value of foreign currency forward contracts was approximately $14,000.

         The Company seeks to hedge its foreign currency economic risk by minimizing its U.S. Dollar investment in foreign operations using foreign currency term-loans to finance the operations of its foreign subsidiaries. The term loans are denominated in local currencies and translated to U.S. Dollars at period end exchange rates.

         INTEREST RATE MANAGEMENT - The Company uses interest rate swap agreements with Bank of America to manage its exposure to interest rate changes and stabilize the cost of borrowed funds. When an agreement is executed, the swap is linked to a specific debt instrument. At January 31, 2000, the Company had approximately $4,114,000 secured under fixed interest rate agreements at a weighted-average fixed interest rate of 7.94 percent. Absent these fixed rate agreements, the weighted-average variable rate for this debt at January 31, 2000 would have been 7.85 percent. At January 31, 2000 the fair value of interest rate swap agreements approximated carrying value.

YEAR 2000
---------
Over the past several years, the Company recognized the need to ensure its operations would not be adversely impacted by Year 2000 software failures. The Company took various initiatives intended to ensure that its computer equipment and software would function properly with respect to dates in the year 2000 and thereafter. The Company completed its assessment of the Year 2000 issue through communication with key customers, suppliers, financial institutions and others with which it conducts business and review of its current internal computer systems to identify potential Year 2000 issues. Additionally, the Company developed plans and implemented when required to address system modifications. The Company also established a contingency plan to address Year 2000 risk factors outside the Company's control. As of the date of this filing, the Company had not experienced any material Year 2000 problems with its internal systems or products, nor had the Company experienced any material problems with any of its key customers or suppliers.

The financial impact of making the required systems changes were not material to the Company's consolidated financial position, results of operations or cash flows.

Part II - OTHER INFORMATION

Items 1.  Legal Proceedings

       During the current fiscal quarter, the Company reached a settlement agreement with the Office of Foreign Assets Control, Department of Treasury, concerning a violation of certain U.S. Government export regulations. Under the terms of the settlement agreement, the Company made cash payment of $11,000 as payment in full resolving all matters.

Item 2,3,4,5 Not applicable.


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits:
          --------

             Exhibit 27.1 Financial Data Schedule

     (b)  Reports on Form 8-K
          -------------------
             There were no reports on Form 8-K filed during the quarter ended January 31, 2000.

 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         IMPCO Technologies, Inc.
                                         (Registrant)

Date:    March 16, 2000               By /s/ William B. Olson
                                         ---------------------
                                         William B. Olson
                                         Chief Financial Officer
                                         and Treasurer
                                         [Authorized Signatory]