Form 10-K
period 2000-04-30
IMPCO TECHNOLOGIES INC
filed 2000-06-30
CIK 790708

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              -------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the fiscal year ended April 30, 2000, or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from          to


                          Commission File No. 0-16115

                              -------------------

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

                                 (562) 860-6666
              (Registrant's telephone number, including area code)

                              -------------------
          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, par value $.001

                              -------------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the Common Stock held by non-affiliates of the Registrant based upon the closing sale price of the Common Stock on May 31, 2000, as reported on the Nasdaq National Market, was approximately $100,868,000. Shares of Common Stock held by each executive officer and director and each person owning more than 5% of the outstanding Common Stock of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affilates status is not necessarily a conclusive determination for other purposes.

   Number of shares outstanding of each of the registrant's classes of Common Stock, as of May 31, 2000:

                        8,579,807 shares of Common Stock

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                  See Item 14

   Information required by Part III is incorporated by reference from the definitive proxy statement to be filed pursuant to Regulation 14A of by an amendment hereto, in either case, within 120 days of the end of fiscal year 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1--BUSINESS

Overview

   We are a leading designer, manufacturer and supplier of advanced fuel delivery and storage technology systems and components that allow internal combustion engines and fuel cell systems to operate in a variety of transportation, material handling, and industrial and power generation applications using clean fuels such as hydrogen, propane, natural gas and methanol. We have designed these systems to maximize efficiency and performance by electronically sensing and regulating the proper proportion of fuel and air used by internal combustion engines and fuel cells. Based on over 40 years of technology development and expertise in producing cost-effective, safe and durable fuel technology systems for engines, we believe that we will be positioned to provide enabling products and technologies in the rapidly emerging fuel cell industry.

   Current internal combustion engines have contributed to a worldwide pollution problem. As a result, a number of automotive, industrial and power generation manufacturers are developing alternative clean propulsion systems such as fuel cells. We offer fuel delivery, fuel storage and electronic control systems to those manufacturers to facilitate the development of these propulsion systems. Many OEMs are also adapting their internal combustion engines to use cleaner burning alternative fuels to reduce their harmful emissions. We offer both conversion products and systems to these OEMs and for aftermarket conversions.

   Since 1986, we have produced more than 2.5 million gaseous fuel systems and components. We sell these systems and components directly to the user and through more than 400 distributors and dealers worldwide and through our OEM customers.

   We entered into a Teaming Agreement with General Motors in 1997. Under this agreement, we have specifically designed fuel conversion products as a cost-effective solution to address General Motors' demand for alternative fuel vehicles. We are also developing and adapting our technologies for fuel cell powered zero emission vehicles for General Motors and other OEMs.

   Also in 1997, we opened our Advanced Technology Center in Irvine, California, a research and development facility with more than 140 scientists, engineers, professionals and support staff. The Advanced Technology Center focuses entirely on the development of clean emission advanced fuel delivery, storage and electronic control systems, particularly those related to emerging fuel cell technologies. Since 1994, we have invested more than $65 million on research and development of gaseous fuel enabling technology for use in fuel cells and engines. As a result, we believe that we have gained technological leadership in these enabling products which we have designed to convert internal combustion engines to alternative cleaner fuels and to fully participate in the fuel cell market with new state-of-the-art fuel and cost-effective fuel delivery and fuel storage products.

Alternative Fuel Industry

   Alternative fuel technology markets were developed from, and continue to be propelled by, three independent drivers: economics, environmental concerns and energy independence. We believe the price differential between propane or natural gas and gasoline drives the economics of the alternative fuels market. The price of traditional liquid fuels such as gasoline is typically twice that of natural gas or propane. By converting an internal combustion engine to run on propane or natural gas, through the installation of our products, customers can capitalize on the price differential. Customers are typically able to recoup the cost of the conversion in six to eighteen months, depending on the fuel spread. Transportation companies such as taxi companies, transit and shuttle bus companies, United States government fleets and parcel delivery companies such as the United States Postal Service and United Parcel Service are well positioned to take advantage of these economics. We sell our systems to forklift users who often operate equipment indoors where toxic emissions are of a concern. Small and large industrial engine users are also often motivated to capitalize on cost benefits. In all these situations, it is relatively easy to establish centralized fueling stations. Because the price differential between these gaseous fuels and gasoline in the United States is less than that in many foreign countries, the United States market is often more impacted by environmental concerns.

   The negative environmental impact associated with liquid fuels further increases the demand for systems that use clean-burning fuels. Internal combustion engines are a major source of air pollution, which has led to increased government regulation and oversight on vehicle and industrial engine emissions. Most major international cities are experiencing significant pollution arising from gasoline and diesel emissions. These cities also have the largest concentrations of fleet operators and many are taking steps to reduce emissions by typically converting vehicles from liquid fuel to natural gas and propane. For example, in Mexico City, one of the largest cities in the world, the government has taken steps such as prohibiting certain vehicles from driving on designated days of the week. However, vehicles running on propane or natural gas may apply for an exemption allowing them to be operated every day, creating a significant advantage for corporate and industrial users, such as major distributors of products within the city limits.

   In the United States, such legislative acts as the Comprehensive National Energy Strategy, the Clean Air Act Amendments of 1990 and the Energy Policy Act of 1992 in the aggregate provide goals for energy and efficiency and strict emission standards and promote the development and implementation of alternative fuels and related technologies. Several states, including California, Massachusetts, New York and Vermont have also adopted legislation targeted at reducing harmful vehicle emissions. In addition, over 25 countries worldwide have enacted air pollution regulations or programs favoring the use of alternative fuels, including China, India, Mexico and the European Common Market.

   In addition to economics and environmental concerns, energy independence is a significant driver for the alternative fuel market. Many countries have significant natural gas reserves and are seeking to use alternative fuels to reduce their dependence on imported oil. Natural gas is generally consumed domestically since it is difficult to transport internationally in a gaseous state and liquefying natural gas tends to be costly. By converting their domestic transportation market to natural gas or propane, which is a derivative of natural gas, countries are able to lessen their demand for gasoline which is derived from oil.

Fuel Cell Industry

   The newly emerging fuel cell industry represents an advancement in fuel technologies to address the worldwide environmental concerns and long term security of supply for inexpensive liquid fuels reserves. A fuel cell, by nature of its operating principles, is efficient and extracts more energy from a fuel than combustion based technologies. Fuel cells have emerged as a leading power source for advanced fuel systems that propel motor vehicles and industrial engines due primarily to the fundamental characteristics of the electrochemical process: low emissions, reduced noise and high efficiency. The fuel cell market is anticipated to be a large market characterized by high levels of growth. Fuel cell manufacturers are targeting the transportation, stationary and portable power generation markets. While we believe that our gaseous fuel storage, fuel delivery and electronic control systems and products will eventually be applicable to all three of these markets, we anticipate initially focusing on the transportation market where we believe we will be able to leverage off of our other alternative fuel technologies and our relationships with automotive OEMs such as General Motors.

   A fuel cell is an electrochemical device that produces electricity silently and without combustion. Hydrogen fuel, which can be obtained from hydrocarbons such as methanol, natural gas or petroleum is then combined with oxygen from the air in a fuel cell to produce electricity, with useable heat and water as the only by-products. This process is the reverse of electrolysis by which water can be split into hydrogen and oxygen by passing an electric current through water. A key to optimizing the performance of a fuel cell is the proper metering and delivery of its hydrogen fuel and air to its fuel stacks and the efficient storage of its fuel to maximize its time of usage. These fuel systems must be cost-effective, light weight and safe.

   To generate usable electric power, a complete fuel cell power system, like a complete automobile engine or power generator, requires a fuel supply and fuel metering system. If hydrogen is not the initial fuel for this system, hydrogen can be obtained from hydrocarbon fuels such as methanol, natural gas or petroleum using a device called a reformer. A reformer breaks down hydrocarbon fuels using heat and a catalytic process. Each hydrocarbon based fuel faces challenges to become a practical fuel for fuel cell powered vehicles. While methanol is the easiest fuel to reform and requires less complex systems, it is not widely available in the current fuel distribution infrastructure and is corrosive. Natural gas can also be reformed, yet it is not widely available in the current fuel distribution infrastructure. Gasoline is widely available, and easy to store, but it is difficult to reform and requires very complex systems that reduce efficiencies and increase the pollutants produced by the fuel processor. Our technology and products can function in connection with any of these hydrogen fuel sources. Regardless of the fuel used, we believe that the fuel cell system will require on board fuel storage, fuel delivery and electronic controls.

Alternative Fuel and Fuel Cell Markets

   The markets for transportation, material handling, industrial engine and fuel cell applications, and power generation markets for fuel cell and alternative fuel engine applications are large and growing rapidly. According to Freedonia Group, an independent market research firm, global OEM alternative vehicle sales are expected to grow to 170,000 units annually by the year 2002 from 31,900 units in 1997. Propelled by the commercialization of fuel cell vehicles between the years 2003 and 2005, the National Fuel Cell Research Center based at the University of California, Irvine, projects that the annual revenues of the fuel cell industry will exceed $10 billion by 2010.

   According to the Industrial Truck Association and the Material Handling Institute of America, the world wide material handling new lift-truck market was approximately 430,000 units in 1998 and the number of lift trucks in service was at least 1.6 million by the end of 1999. We expect that additions of new lift trucks to the market will continue at or above the current historic annual rate of 4% to 5% for at least five years. Currently, the Industrial Truck Association estimates that approximately 15% of all lift-trucks are using alternative fuels, mostly in indoor applications such as warehousing and food processing, where indoor air quality is required. California has announced it will enforce emission regulations applying to forklifts in 2001. The Environmental Protection Agency will also implement emission regulations applying to forklifts in 2004.

   Ford, DaimlerChrysler, General Motors, Honda, Hyundai, Mazda and Nissan have each announced their intention to commercialize fuel cells in motor vehicle applications sometime between the years 2003 and 2005. We intend to participate in the growth of the fuel cell segment of this industry by focusing primarily on the development and integration of fuel storage, fuel delivery and electronic control systems in fuel cell and gaseous fuel applications. We have no current plans to manufacture fuel cells or reformers.

Competitive Advantages

   We believe our current and future technological leadership position in the alternative fuel and fuel cell industries will result from our continued success in the design, manufacturing and commercialization of advanced fuel delivery systems and components, our relationships with leading companies in our targeted transportation, material handling and industrial and power generation markets, our substantial financial commitment to research and development and our proven ability to develop and commercialize products in the emerging fuel cell and alternative fuel industries. We believe our competitive strengths include:

   Industry Leader. We are a leader in the rapidly emerging alternative fuel industry and a market share leader in the use of non-liquid fuels in internal combustion engines. Our technology leadership position is derived from the broad application and integration of our technology and enabling systems into the expanding advanced fuel system technology industry. Our significant investment of more than $65 million in research and development over the past seven years, coupled with our history and experience in this industry has provided us with a strong technology base for new product innovation. Our new proprietary fuel cell enabling technologies are currently patented or patent pending, which could make it more difficult for new entrants in the industry to develop directly competing products based on the same or similar technologies.

   Advanced Enabling Technologies and Systems for Fuel Cells. Our research in fuel storage, fuel delivery and electronic system controls have delivered advanced, low cost technologies, which we believe can be adapted to apply to a broad range of applications. We have also concentrated efforts on extensive testing and validation of our new advanced fuel technology products which focus upon safety and durability. In 1995, we began development of products for fuel cell applications in our target markets. Our new TriShield all-composite, light weight and low cost fuel storage tank is of special interest to the fuel cell industry due to its ability to store hydrogen at high pressures and at a very attractive weight-to-strength ratio. This tank, in conjunction with our patented in-tank regulator, is particularly cost-effective when compared to existing and other traditional tank and regulator technologies. Sandia National Laboratories is currently evaluating our tanks for potential hydrogen storage applications. Our new fuel metering disc injector has also been well received among automotive and fuel cell manufacturers. Our patent pending technology associated with the injector uses low leakage and low friction discs to meter the fuel rather than the conventional plunger technology now used. We believe our new injector, which utilizes high volume gasoline injector parts, will have broad applications in fuel cell and alternative fuel systems, with potential in the traditional liquid fuel market.

   Proven Manufacturing Methods. We have over four decades of experience in the manufacture and development of alternative fuel technologies and products. We currently maintain manufacturing and production facilities in the United States, Europe, Mexico and Australia, which produce a broad range of products and services including components, systems and specialty vehicle assembly. Our United States, Australian and European facilities have achieved or are in the process of implementing ISO-9000 or QS-9000 certification. We believe our manufacturing expertise will enable us to successfully address the fuel cell industry.

   Strong OEM Relationships. We have a Teaming Agreement with General Motors to supply alternative fuel systems and components for General Motor's vehicles. We are currently their exclusive provider of natural gas and propane systems and cooperate with them in sharing non-proprietary technology, test facilities and procurement resources. We also sell conversion components to General Motors in international markets. During the fiscal years ended April 30, 1999 and 2000, sales to General Motors represented 27.8% and 16.0% of our revenues, respectively. In addition, we have longstanding relationships with many domestic and international OEMs, including BMW, Caterpillar, Clark, Cummins, Daewoo, Detroit Diesel, Ford Australia, Hyster/Yale/Sumitomo, Isuzu, Komatsu, Mazda, Mitsubishi, Nissan, ONAN, Perkins, Toyota and Volvo.

   In-Depth System Integration Expertise. As more OEMs seek to reduce costs by outsourcing key tasks and reducing numbers of suppliers, we have increasingly focused on capturing additional revenue opportunities by expanding our current systems integration capabilities. In 1996, we created our Automotive OEM division to serve this customer value-added opportunity. In 1998, through the Crusader acquisition, we established our Industrial Engine Systems business in Sterling Heights, Michigan, which provides systems integration of our low-emission products onto engines that are subsequently sold to industrial OEMs. We believe that our systems integration expertise, together with our proprietary and patented technologies, give us a significant advantage in the emerging fuel cell markets.

   Positioned for Global Growth. With eight international facilities and over 300 distributors and dealers outside the United States, we believe that we are uniquely positioned to capitalize on regional growth opportunities. We believe that the alternative fuel markets will grow dramatically internationally, particularly in China, India, Japan, Mexico and Southeast Asia where urban pollution problems will continue to predominate. We are currently working with the Mexican government to develop advanced fuel solutions for public transportation, government and taxi fleets. The government of Mexico State recently selected us as the preferred vendor for the conversion of over 4,000 taxi and mass transit vehicles, which could reach 70,000 vehicles in the next five years.

Business Strategy

   We believe that the successful execution of the following strategic objectives will enable us to maintain and expand our leadership position in the advanced fuel technologies industry.

   Capitalize on Our Strong Technology Leadership Position. We are a leading developer and manufacturer of fuel metering, fuel storage and electronic control systems for the alternative fuel and fuel cell industries. We believe that this position results from our current technology advantage and our investment in research and development in this rapidly emerging industry. Our investment has and is expected to continue to permit us to develop and supply new technology and products to our target markets which are transitioning to gaseous fueled internal combustion engines. We intend to expand the technology gap between ourselves and our competitors to capture the leading position in new fuel cell opportunities.

   Focus on Fuel Cell Enabling Technologies and Products. Since 1995, we have invested significantly in research and development of technology and products that support the use of fuel cell systems. The commercialization of our technology products has established us as a leader in fuel metering, fuel storage and electronic controls for fuel cell systems. We plan to continue to expand our research and product development in fuel metering, fuel delivery and electronic control systems for fuel cell systems. We plan to develop and expand sales of fuel cell related products by focusing business development efforts initially on the transportation industry, and secondarily on the industrial power generation and material handling markets. We will seek to establish joint development programs and strategic alliances with the major fuel cell developers and automobile industry leaders.

   Develop and Expand Key Industry Relationships. We believe that OEMs will drive industry growth. Building on our Teaming Agreement with General Motors and Thiokol Propulsion, we plan to develop additional relationships with major OEMs. We also plan to work with other manufacturers in the fuel cell industry and are currently in discussions with Delphi, Ballard Power Systems, Inc. and Xcellsis, formerly dbb Fuel Cell Engines, GmbH, a German company jointly owned by DaimlerChrysler, Ford and Ballard.

   Leverage Technology to Capture Future Fuel Cell Markets. Our technology and product leadership in the alternative fuels industry in gaseous fuel systems, fuel storage and electronic control is complementary to the technology required for fuel cells. We believe our core technologies can be adapted to develop products for the fuel cell industry.

   Expand and Broaden Systems Integration Expertise. We are increasing our existing capabilities to provide the integration, testing, validation and manufacturing of our products and systems into the transportation, material handling and industrial and power generation engine markets. As more OEMs seek to reduce costs and shorten time to market by outsourcing key tasks and reducing numbers of suppliers, we are increasingly focused on capturing additional revenue opportunities by expanding into value-added services such as systems integration. For example, in 1998, we established an industrial systems unit in Michigan to provide systems integration for our products onto engines subsequently to be sold to industrial OEMs which are then ready for installation into end products.

   Expand Bases of Operations in High Growth Global Regions. We believe that significant growth opportunities for our current and future businesses exist outside the United States and targeted high growth markets such as Latin America, Asia and Europe. We will capitalize on these opportunities through acquisitions and joint ventures, strengthening of our distributor network and developing key local business and governmental support and recognition. In particular, we are developing close relationships with the Mexican government. We believe that working with local governments is essential to expanding into international markets and that our discussions with government officials have helped us to develop regulations in Mexico.

Customers and Strategic Relationships

   We market our products and services to OEMs, distributors, sub-distributors and dealers through an international network of over 400 distributors and dealers into over 30 countries. Our customers include some of the world's largest OEMs and engine manufacturers, including BMW, Caterpillar, Clark, Cummins, Daewoo, Detroit Diesel, Ford Australia, Hyster/Yale/Sumitomo, Isuzu, Komatsu, Mazda, Mitsubishi, Nissan, ONAN, Perkins, Toyota and Volvo. We are working with a number of these customers to address their fuel storage, fuel delivery and electronic control systems requirements as they integrate fuel cells into their business strategies.

   We entered into a Teaming Agreement with General Motors in 1997, which encompasses the design, development, manufacture and vehicle integration of our natural gas and propane fuel systems into their vehicles. In connection with this relationship, we provide complete fuel system integration services and validation, including crash, hot and cold weather and high altitude, emission certification, service plans and procedures and manufacturing. We intend to establish similar relationships with other leading OEMs. Our Teaming Agreement with General Motors includes sharing of non-proprietary technology, corroboration of technical staffs to leverage areas of technical expertise for mutual benefit, sharing of laboratory and testing facilities, and use of General Motors procurement network. General Motors has agreed to purchase gaseous fuel propulsion systems or related components developed under this agreement from us if:

  . General Motors does not produce the components;

  . we can supply such components; and

  . we are competitive in terms of price, quality and service.

   The Teaming Agreement also provides for a mutual right of first refusal if we jointly develop new products under this agreement. As part of this right of first refusal, we may not solicit sales to any third parties of any gaseous fuel propulsion system or related components developed under the Teaming Agreement for a period of two years from the date of General Motors' commercial introduction. To date, the Teaming Agreement has been applied exclusively to the installation of alternative fuel systems and does not cover any joint development efforts other than those that had been specific to General Motors application requirements.

Products and Services

   Many of our products are based on proprietary and patented technology focused on fuel storage, fuel flow and fuel management and engine control management for fuel cell applications and internal combustion engines. We have designed our products to enable fuel cell and internal combustion propulsion systems to optimize their operational performance and efficiency using the alternative fuels.

   Products. The following chart sets forth the enabling products we currently sell in connection with the conversion of internal combustion engines to alternative fuels and for application in fuel cell powered vehicles. All of the products set forth below have potential fuel cell applications except for our carburetor products.



                                  Fuel Storage
                                   ---------

             Products                             Description
             --------                             -----------
  TriShield All Composite         . Designed for maximum safety, light weight
  Storage Tanks                     and cost-effectiveness

                                  . The TriShield tank exceeds the current
                                    regulatory qualification requirements and also meets OEM's more stringent requirements for use in their natural gas fueled vehicles

                                  . Major competitive advantages include high
                                    storage efficiency, typically 30% more
                                    fuel capacity than comparably sized
                                    aluminum tanks and at less cost than
                                    steel tanks

                                  . The permeability resistant liner
                                    technology provides hydrogen storage for fuel cell applications and reduces the possibility of hydrogen embrittlement

  In-Tank Regulators              . Reduces storage tank outlet, eliminating
                                    the need for high pressure fuel lines
                                    running throughout the vehicle

                                  . Increased safety at significant cost
                                    reductions versus competitive products



                                 Fuel Delivery
                                  ----------

             Products                              Description
             --------                              -----------
  Gaseous Fuel Disc Injectors     . Designed specifically for precise gaseous
                                    fuel delivery to provide superior flow
                                    rate and increased durability over
                                    existing plunger technologies

                                  . Our simple design generally translates
                                    into lower costs than competing
                                    technologies

                                  . Enables superior engine performance at the
                                    lowest emissions

  Injector Pressure Regulators    . Provides precise control of fuel required
                                    for injection systems in gaseous fueled
                                    internal combustion engines

  Air/Fuel Metering Carburetors   . Used in internal combustion engines to
                                    meter fuel and air mixtures for control of
                                    engine performance at the lowest emissions

  Gas Mass Sensors/Mixture        . Measures and controls gaseous fuel flow
  Control Valves

  Pressure Reduction and Heat     . Controls fuel flow under widely varying
  Exchange Products                 engine operating conditions

  Fuel Shut-off Products          . Mechanically or electronically shuts off
                                    fuel flow to engine when fuel leakage
                                    occurs or when engine is turned off

                       Electronic Controls and Software
                           -------------------------

              Product                             Description
              -------                             -----------
  Electronic Controls and         . Used in fuel management systems to permit
  Proprietary Software              efficient engine and fuel cell operation


   Services. We provide service capabilities in the areas of development, validation, certification, manufacture and service support. Our customers use these capabilities to support their programs in the transportation, material handling and power generation applications. We are using these capabilities in fuel cell applications.

  . Systems Engineering and Powertrain Controls. We combine our proprietary designs, software and calibration tools to develop, calibrate and optimize powertrain control systems. We develop sensors, actuators and controllers specific to our customers' needs and specifications.

  . Design and Integration. We integrate fuel systems and subsystems into program applications using three-dimensional computer aided design. We use rapid prototyping techniques which accelerate the iterative design process and result in a more accurate design.

  . Validation. To increase the likelihood of high success rates at the system level, we perform component, subsystem and system validation. These procedures are held to our own internal requirements, customer-specific requirements and industry standards. If no suitable procedures exist, we generate requirements for the customer.

  . Certification and Compliance. Our regulatory and certification engineers are familiar with the latest emissions and safety regulations to ensure the proper certification and ongoing compliance of our business and customer products.

  . Vehicle Assembly. We develop and manage the assembly process for the integration of our systems at our facility or our customer facilities.

  . Training. We develop comprehensive technical training for customers who sell and service our products as well as for customers that use our products.

  . Service and Warranty. We have extensive capabilities in developing service procedures and programs for OEMs. We also provide technical support over the telephone or go to customer sites to resolve technical issues.

Research and Development

   In 1997, we opened our Advanced Technology Center in Irvine, California, which is dedicated to the research and development of systems and products that support the use of gaseous fuels in internal combustion engines and fuel cells. This center currently employs over 140 employees and has sophisticated, state-of-the-art research laboratories, emissions control equipment, storage tank manufacturing and alternative fuel vehicle assembly and testing facilities. This center supports each of our operating segments by conducting research and development of advanced fuel storage, fuel delivery and electronic control systems and products for motor vehicles, engines, forklifts, stationary engines and small industrial engines. Each operating segment funds their application development engineering for the new products to meet their specific customer and target markets.

   The center offers the following technical capabilities:

  . Fuel Storage. Composite pressure vessel design and analysis, carbon and epoxy filament winding and hydraulic, pneumatic, burst and fatigue testing for internal combustion engines and fuel cell systems.

  . Electronic Control Systems. Specialization in hardware design and selection, engine modeling, calibration and software design for engine and emission controls.

  . Mechanical Design and Development. Specialization in pneumatic, kinematics, hydraulic components and systems and advanced materials, structural, flow and thermal analysis.

  . Advanced Catalysts. Catalyst synthesis and processing, catalyst and emission testing and fabrication of corona and conventional prototype converters.

  . Advanced Products. Injectors, compressors and micro machining, including pressure sensors and bi-directional mass flow sensors, fuel management, fuel storage and fuel supplies for fuel cell propulsion systems, mass flow sensors for natural gas measurement and "smart" sensors using 8-bit micro-controllers.

  . Component and Subsystem Test Facilities. Extended vibrations, shock loads and accelerations, extreme temperature exposure from -85(degrees)F to 392(degrees)F and thermal shock, cyclic corrosion, extended salt, fog, humidity and dryness cycling, severe acid and alkali corrosion, flow simulations and pneumatic leak checks.

   We believe this center is a critical component to our ability to maintain our technological leadership position in alternative fuel enabling systems. We intend to develop and adapt our current technologies and products for use in connection with fuel cells including the following advanced products:

   Micro-Machined Mass Flow Sensors. We have successfully designed, fabricated and tested a micro-machined single and bi-directional mass flow sensor for air and natural gas mass flow measurement and a micro-machined bi-directional mass flow and concentration sensor. These micro-machined devices may have several applications for fuel cell systems.

   Continuous Flow Control. We are working on a variety of fuel metering devices for gaseous fuels which feature continuous flow outputs for use in fuel cell applications.

   Water Management. We have internal expertise or are aligned with strategic partners to provide water vaporization of humidification of gas streams, direct water vapor transfer from humid to dry streams, de-ionized water compatibility, water contamination removal, water pumps and the storage and metering of water.

   Heat Exchange and Thermal System. We have internal expertise or are aligned with strategic partners to provide heat transfer components and fluids, HVAC system and materials science.

Operating Segments

   We classify our business into three operating segments: Automotive OEM division, Gaseous Fuel Products division and International Operations segment. Each segment targets specific markets and specific customer bases for our products and services. The Automotive OEM division targets automotive OEMs. The Gaseous Fuel Products division and our International Operations segment target the material handling, industrial and power generation OEMs and aftermarkets, and the transportation aftermarkets.

Automotive OEM Division

   The Automotive OEM division was organized in 1996 to develop and manufacture fuel delivery, fuel storage and electronic control systems for automotive OEM applications. This division is QS-9000 certified and focuses on developing cost-effective and efficient gaseous fuel systems for OEM urban fleet vehicles such as trucks, taxis and passenger vehicles. The Automotive OEM division's capabilities include:

  . full vehicle engineering and validation;

  . powertrain controls and validation;

  . advanced manufacturing for engine controls;

  . hydrogen and compressed natural gas fuel storage;

  . testing procedures to meet different global emission control standards;
    and

  . fuel control devices and technology for gaseous fuels and other gases for subsequent use in internal combustion engines, fuels cells and other applications requiring metering of gases.

   Products. The Automotive OEM division's core products include gaseous fuel storage, fuel metering and electronic fuel and engine management systems for use in internal combustion engines and fuel cell systems. The Automotive OEM division continues to improve its current systems and is developing new systems to meeting increasingly stringent vehicle operational and emission requirements for subsequent use in natural gas, hydrogen and propane powered engine vehicles and in fuel cell powered vehicles. The Automotive OEM division is also developing improved system technologies using injectors, high and low pressure regulators, on-board diagnostics, high-performance 32-bit and fuel system engine control modules, fuel lock-offs and related components. The Automotive OEM division also supplies specially designed, light-weight, high pressure hydrogen and natural gas storage tanks that we construct using our patent pending TriShield technology, computerized controls, regulators and automatic shut-off equipment. The Automotive OEM division works closely with automotive OEMs to develop alternative fuel systems for their vehicles.

   This division provides a broad range of operations aimed at integrating cost-effective and efficient alternative fuel delivery, fuel storage and electronic control systems and components into the OEM's vehicles which the OEM intends to sell primarily for fleet use. The Automotive OEM division seeks to accomplish this vehicle integration of its products by providing complete systems and installation services that include all of the following:

  . vehicle systems and powertrain controls engineering;

  . vehicle level integration and packaging;

  . vehicle, subsystem and component testing and validation;

  . vehicle certification to meet applicable requirements;

  . service readiness and after sales support; and

  . fuel storage manufacturing.


   Strategy. The Automotive OEM division plans to continue to develop and commercialize new products based upon our technical capabilities in the integration of systems into motor vehicles for fuel storage, fuel delivery and electronic control systems. We intend to become a leading global systems supplier for cost-effective fuel system solutions. Through the Automotive OEM division, we plan to use our recent technical developments and patents in the fuel storage and delivery systems for both internal combustion engine and fuel cell systems to expand our current OEM customer base to other significant OEMs.

   Sales. The worldwide demand for alternative fueled vehicles is making it feasible for OEM production. The division has become a preferred OEM supplier to General Motors for gaseous fueled engine vehicles. We principally rely on the sales force of the OEMs to sell our fuel systems. Under certain circumstances, we also sell our fuel systems directly to the end user. We continue to fund business development activities to promote our fuel systems in the United States, Mexico and China.

   Assembly and System Installation. The Automotive OEM division's manufacturing activities currently consist solely of assembly and system installation. We assemble the majority of our components at our facility in Guaymas, Mexico, but outsource the assembly of complex electronic components and select key suppliers for certain components of developed fuel systems. Approximately ten suppliers accounted for approximately 43% of raw material purchases. A major supplier of components for our Automotive OEM division on certain programs is our Gaseous Fuel Products division. Complete systems are installed on vehicles at the OEM manufacturing facility or at third party equipping sites. The criteria for the establishment of a site is proximity to vehicle manufacturing and delivery points.

   The Automotive OEM division follows quality processes in accordance with QS-9000 and is QS-9000 certified. The Automotive OEM division has not experienced and does not expect to experience any significant difficulty in complying with environmental regulations applicable to its assembly processes and facilities. The Automotive OEM division work force at the Irvine and Guaymas facilities are non-union.

Gaseous Fuel Product Division

   The Gaseous Fuel Product division is a leading supplier of engine components and systems that allow internal combustion engines to operate on clean burning gaseous fuels, primarily propane and natural gas. The Gaseous Fuel Product division designs, develops, manufacturers and markets components and systems for engines ranging from 1 to 4,000 horsepower. Approximately 100 products account for approximately 70% of this division's revenue. This division provides gaseous fuel systems and components for forklifts and small industrial engines. This market is expanding and the Gaseous Fuel Product division is developing new value-added sales. We believe that the trend will be towards electronically controlled engine systems and fully dressed gaseous fueled engines for direct OEM installation.

   We direct the Gaseous Fuel Product division's distribution network from our headquarters in Cerritos, California. This division conducts its sales, application development and technical support to the aftermarket and OEMs in motor vehicle, material handling, small utility engine and large industrial engine end uses through our domestic offices and our worldwide distributor network.

   Products. We have designed the Gaseous Fuel Product division's broad product lines to support internal combustion engine applications for automotive, forklifts, small utility engines and large industrial engines using gaseous fuels. This division sells more than 2,200 different components for aftermarket, OEM and repair uses including carburetors, converters, engine control devices and fuel lock-off systems. This division also performs equipment integration and packaging on vehicles, applications engineering and development, emissions and performance testing and validation, technical support and training. The products are marketed worldwide through distributors and to OEMs under the brand names IMPCO, BEAM and GARRETSON.

   Strategy. The Gaseous Fuel Product division's principal strategic goals are to expand its operations into value-added products and services, continue to improve quality and manufacturing efficiencies, strengthen its distributor network and broaden relationships with engine and equipment OEMs in the material handling and the small and large engine markets. This division plans to focus on expanding its presence in foreign markets both in the aftermarket and industrial OEM segments.

   Sales. The Gaseous Fuel Product division sells its products to the motor vehicle aftermarket and the material handling, small utility engine and large industrial engine OEMs and aftermarket through a worldwide network encompassing over 400 distributors and dealers in over 30 countries. This division focuses on our two largest markets, material handling OEMs and aftermarket, and the motor vehicle aftermarket, which on a combined basis accounted for over 75% of the division's consolidated net sales for fiscal year 2000. Of these two markets, we believe that the foreign automotive vehicle aftermarket has the greatest potential for significant growth.

   Manufacturing. We manufacture or assemble all of our Gaseous Fuel Product division products at our headquarter facilities in Cerritos, California and in Sterling Heights, Michigan. Current manufacturing operations consist largely of mechanical assembly with light machining. We rely on outside suppliers for parts and components and obtain components for products from a variety of domestic automotive and electronic part suppliers, local diecasters, stamping operations and machine shops. For the fiscal year ended April 30, 2000, ten suppliers accounted for approximately 69% of the Gaseous Fuel Product division's raw material purchases.

   Material costs, die cast aluminum parts in particular, represent the major component of cost of sales. Coordination with suppliers for quality control and timely shipments is a high priority to maximize inventory management. We use a computerized material requirement planning system to schedule material flow and balance the competing demands of timely shipments, productivity and inventory management. The Gaseous Fuel Product division is ISO 9001 certified. We have not experienced and do not expect to experience any significant difficulty in complying with environmental regulations applicable to our manufacturing processes and facilities. The Gaseous Fuel Product division work force at Cerritos and Sterling Heights is non-union.

   Distribution. During the fiscal year ended April 30, 2000, sales to distributors accounted for approximately 55.3% of net revenue and sales to OEM customers accounted for approximately 44.7% of net revenue. This is consistent with fiscal years ended April 30, 1999 and 1998. Distributors primarily service the aftermarket conversion business and small volume OEMs, and are generally specialized and privately owned enterprises. Many domestic distributors have been our customers for more than 30 years, and many of our export distributors have been customers for more than 20 years. OEM customers for vehicle and forklift manufacturers include Clark Material Handling Co., Ford Motor Company, Generac, Kohler Company, Mitsubishi Caterpillar Forklift America, Inc., NACCO Material Handling Group, Onan Corporation and Toyota Industrial Equipment Mfg. Inc. OEM customers for heavy duty industrial equipment manufacturers include Caterpillar, Inc., Cummins Engine Company and Waukesha Engine.

International Operations

   Our International Operations segment consists of our subsidiaries located in Europe, Australia, Mexico and Japan, which are responsible for sales, application and market development and technical service. The following subsidiaries represent the Gaseous Fuel Products division and the Automotive OEM division products and systems, and provide sales support, application development and technical support to aftermarket and OEM customers.

Australia

   IMPCO Technologies Pty. Ltd., our wholly-owned subsidiary, was founded in 1996 through an acquisition and is headquartered outside Melbourne with offices in Sydney and Adelaide. This subsidiary serves and develops Australian alternative fuel markets. IMPCO Australia's major functions are:

  . factory distribution of our gaseous fuel components and complete systems;

  . market development of OEMs and the aftermarket, with a concentration on motor vehicle fleets and dealers;

  . application and market development work focused on sales development in for India, China and the Pacific Rim region; and

  . technical training, support and development of authorized installation networks.

   Our Australian operations serve as our headquarters for the Pacific Rim region. Through Australia, we seek to meet the supply, technical and customer support needs of the aftermarket distributor network, OEMs, fleets, dealers and general customers throughout this region with reliable, efficient, clean and economical performing systems. IMPCO Australia performs modular conversion kit assembly and fuel storage assembly. We believe we are one of the only company currently supplying gaseous fuel engine management systems to receive QS-9000 and ISO-9002 accreditation in the industry.

   Strategy. IMPCO Australia plans to establish a strong base of operations in Australia with automotive OEMs, fleets, dealers and installers for component and system sales through market and application development efforts. Additionally, we plan to develop a strong distribution network in Australia, the major hub for expansion into the Pacific Rim region, while capitalizing on our strong market position within Australia.

Europe

   IMPCO-BERU Technologies B.V. was organized in 1995 and in 1998 became a joint venture with BERU A.G., a major German automotive supplier. IMPCO Europe is headquartered in the Netherlands with customer support offices in France, Germany and the United Kingdom. IMPCO Europe focuses on the market and application development and sale of our products to the industrial material handling market, the automotive OEM market and to the aftermarket. IMPCO Europe provides complete services in areas of systems and powertrain controls engineering, vehicle packaging, emissions testing, validation and service readiness.

   Strategy. IMPCO Europe's strategy is to develop and expand the high growth potential markets in Western, Central and Eastern Europe with the full range of our current and future fuel cell enabling products and services. We believe our joint venture with BERU A.G. will allow us to gain access to the leading European OEMs in the automotive and industrial equipment sectors. We plan to expand our European business by:

  . offering more complete systems to our current customer base;

  . maintaining our competitive position in the material handling market;

  . developing the alternative fuel mass transit and heavy duty engine markets; and

  . expanding market and sales for catalysts.

Japan

   IMPCO Technologies Japan, our wholly-owned subsidiary, was founded in March 1999 and is headquartered in Fukuoka, Japan. This subsidiary provides marketing and customer support for Japanese OEMs and distributors. We strengthened IMPCO Japan's ability to deliver this support through the acquisition of our Mikuni distributor in 1999. Mikuni has distributed IMPCO products in Japan since 1994. IMPCO Japan is closely involved in the development of the Japanese industrial and motor vehicle alternative fuels market with a focus on lift truck engine manufacturing OEMs, automotive OEMs, mass-transit and truck applications. Japan has recently established emissions regulations and an alternative fuel mandate that we anticipate will promote the use of alternative fuels in motor vehicles over the next five years. Two major OEMs, Toyota and Honda, have introduced 1999 alternative fuel vehicles for sale. Japanese automotive OEMs are also involved in the development of fuel cell vehicles.

   Strategy. IMPCO Japan's strategy is to support the emerging motor vehicle alternative fuels and fuel cell markets throughout Japan, Asia, China and the Pacific Rim regions with component and application development, systems and engineering services to OEMs, global customer support, a global distribution network and emissions and testing support. In particular, we seek to increase its presence in the lift trucks, industrial engines and OEM market segments, including particularly the automotive aftermarket.

Mexico

   Grupo IMPCO Mexicano, our majority owned subsidiary, provides technical and customer support for the conversion of fleets and dealers in the rapidly growing Mexican market for conversion to alternative fuels. As a result of the Algas acquisition in 1997, IMPCO Mexicano links us to a growing marketplace for our products. In Mexico, alternative fuels cost approximately 50% of the price of gasoline in May 2000, and there is a desire to implement effective clean air solutions, while preserving natural resource independence. This has resulted in a strong and growing market for alternative fuel vehicles.

   Strategy. IMPCO Mexicano is part of our strategy to strengthen our global customer support in Mexico, Central and South America. IMPCO Mexicano is uniquely positioned to grow within the Latin American market by drawing upon the expertise of our other divisions, while implementing specific regional activities. IMPCO Mexicano plans to focus on market, application and sales development for the conversion of private and public fleets to alternative fuels. Development of key business and governmental support is of primary importance.

Product Certification

   We must obtain emission compliance certification from the Environmental Protection Agency to sell certain of our products in the United States and from the California Air Resources Board to sell certain products in California. Each car, truck, van or engine sold in the United States market must be certified by the Environmental Protection Agency before it can be introduced into commerce and its products must meet component, subsystem and system level durability, emission, refueling and various idle tests. We have also obtained international emissions compliance certification in Argentina, Australia, Brazil, Canada, Europe and Mexico.

   We strive to meet stringent industry standards set by various regulatory bodies including the Federal Motor Vehicle Safety Standards of the United States, the National Highway and Transportation Safety Administration, the National Fire Protection Association, Underwriters Laboratories, Inc. and the American Gas Association. While approval is not always required or offered by these agencies, we believe full compliance and approvals enhance the acceptability of products in the domestic marketplace. Many foreign countries also accept these agency approvals as satisfying their "approval for sale" requirements in their markets.

Competition

   We are a leading provider of fuel storage, fuel delivery and electronic control systems for the alternative fuel and fuel cell markets. While we recognize that there are several competitors of gaseous fuel delivery systems worldwide, we believe we have no single global competitor present in any of the regions and markets where we are active. We believe we are the only company which provides products and integrated services for all gaseous alternative fuels, in our target markets for use in all end user applications.

   Our key competitors in the gaseous fuel delivery systems, accessory components and engine conversions markets include Asian, GFI, Koltec, Landi, Lovato, OMVL, Tartarini and Vialle, which together with us account for a majority of the world market for alternative fuel products and services. Some motor vehicle OEMs such as Ford, Honda, Toyota and Volvo have developed their own systems which currently use our components or could in the future. In addition, various motor vehicle OEMs, including Ford, Honda, Mazda, Nissan, Toyota and Volvo have developed fuel systems for their own vehicles, some of which use our components.

   In fuel cell technology, our area of expertise is in fuel storage, fuel and gas metering and the electronic control of fuel, including air to the fuel cell or fuel to the fuel reformer. Our principal competition in the alternative fuel and fuel cell markets consists of very small independent companies or universities supported by government grants. In the fuel cell industry, we do not compete with fuel cell manufacturers, such as Ballard Power Systems Inc., General Electric, Plug Power Inc. or United Technologies, whose technical focus is on fuel cell and fuel reformer technology. Instead, we provide ancillary systems and enabling technologies that complement the fuel cell stack.

Intellectual Property

   We currently rely primarily on patent and trade secret laws to protect our intellectual property. We currently have over 14 United States patents issued and over 16 foreign patents issued. The United States patents expire between October 2004 and March 2017. The foreign patents expire between November 2001 and October 2018. We also currently have one United States patent application and one foreign patent application. Our pending patent applications may not be allowed. Even if they are allowed, these patents may not provide us a competitive advantage. Competitors may successfully challenge the validity and scope of our patents and trademarks.

   We also rely on a combination of trademark, trade secret and other intellectual property laws and various contract rights to protect our proprietary rights. However, we do not believe our intellectual property provides significant protection from competition. We believe that patent, copyright, trademark and trade secret protection are less significant and that our growth and future success will be more dependent on factors such as the knowledge, ability and experience of our personnel, new product introductions and continued emphasis on research and development. We believe that establishing and maintaining strong strategic relationships with valued customers and OEMs are the most significant factors protecting us from new competitors.

   IMPCO, BEAM and GARRETSON are trademarks of IMPCO Technologies, Inc. These marks are also registered in other countries throughout the world.

Year 2000

   Over the past several years, we have recognized the need to ensure that our operations would not be adversely impacted by Year 2000 software failures. We took various initiatives intended to ensure that our computer equipment and software would function properly with respect to dates in the Year 2000 and thereafter. We completed an assessment of the Year 2000 issue through communication with our key customers, suppliers, financial institutions and others with which we conduct business and a review of our current internal computer systems to identify potential Year 2000 issues. Additionally, we developed and implemented plans when required to address system modifications. We also established a contingency plan to address Year 2000 risk factors outside of our control. As of the date of this filing, we have not experienced any material Year 2000 problems with our internal systems or products, nor have we experienced any material problems with any of our key customers or suppliers. We believe that the financial impact of updating our systems to address the Year 2000 issue was not material to our consolidated financial position, results of operations or cash flows.

Backlog

   As of April 30, 2000, our backlog for our products was approximately $21.5 million. We measure backlog for our product sales from the time orders become irrevocable, which generally occurs 90 days prior to the date of delivery.

Employees

   As of March 31, 2000, we employed approximately 581 persons, including, in the United States, approximately 104 in research and development, 285 in manufacturing and assembly, 40 in sales and marketing, 47 in management and finance and 109 internationally. We consider our relations with our employees to be good.

ITEM 2--PROPERTIES

   Our executive offices and our Gaseous Fuel Products division are located in Cerritos, California. We currently lease additional manufacturing, research and development (including the Advanced Technology Center) and general office facilities in the following locations set forth below:

            Location                   Square Footage                 Lease Expiration
   --------------------------          --------------                 ----------------
   Cerritos, California                   105,000                      May 2004
   Irvine, California                      79,000                      August 2004
   Sterling Heights, Michigan              78,000                      November 2000
   Lake Forest, California                 65,000                      May 31, 2008
   Guaymas, Mexico                         32,000                      August 2000
   Rijswijk, Holland                       16,000                      October 2000
   Sterling Heights, Michigan              16,000                      April 30, 2005
   Cheltenham, Australia                   15,000                      May 2001
   Mexico City, Mexico                     12,000                      April 2002
   Seattle, Washington                     10,000                      December 2000

   We also lease nominal amounts of office space in Japan, Germany, France and Australia.

   We believe our facilities are presently adequate for our current core product manufacturing operations and OEM development programs and production. We anticipate that we will require additional space as we expand into the emerging fuel cell enabling technologies market, and believe that we will be able to obtain suitable space as needed on commercially reasonable terms.

ITEM 3--LEGAL PROCEEDINGS

   We are a party to several legal actions, but we do not believe that any of these actions will have a material adverse effect on our business, financial condition or results of operations.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of fiscal year ended April 30, 2000.

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

                                    PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Our common stock is traded on the Nasdaq National Market under the symbol "IMCO." The following table sets forth, for the periods indicated, the high and low sale prices of our common stock as reported on the Nasdaq National Market.

                                                                   Price Range
                                                                    of Common
                                                                     Stock
                                                                  -------------
                                                                   High   Low
                                                                  ------ ------

   Year Ended April 30, 1999:
    First Quarter................................................ $17.75 $12.38
    Second Quarter...............................................  17.75  10.75
    Third Quarter................................................  17.69  12.25
    Fourth Quarter...............................................  15.69   7.00

   Year Ended April 30, 2000:
    First Quarter................................................ $12.75 $ 8.25
    Second Quarter...............................................  14.88   9.63
    Third Quarter................................................  34.00  11.88
    Fourth Quarter...............................................  52.88  19.00

   As of June 12, 2000, there were 464 stockholders of record of the common stock.

                                DIVIDEND POLICY

   The Company has never paid dividends on its common stock. We previously paid the holders of our 1993 Series 1 Preferred Stock cumulative cash dividends. On March 31, 1999, each share of preferred stock was converted into shares of our common stock. As a result, after March 31, 1999, we have no shares of preferred stock outstanding and have no obligation to pay any further dividends on those shares.

   We currently intend to retain any earnings for use in developing and growing our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will be dependent on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors deemed relevant by the board of directors.

ITEM 6--SELECTED CONSOLIDATED FINANCIAL DATA

   The following table sets forth the selected consolidated financial data of IMPCO Technologies, Inc. for the five years ended April 30, 2000. This data has been derived from our audited consolidated financial statements and should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

                                                Year Ended April 30,
                                      ----------------------------------------
                                       1996    1997    1998    1999     2000
                                      ------- ------- ------- ------- --------
                                             (in thousands, except for
                                                  per share data)
Income Statement Data:
Net revenue.......................... $51,575 $61,828 $71,083 $86,826 $112,816
Research and development expense.....   7,171   7,725  12,062  11,612   15,576
Operating income.....................   4,132   4,850   7,118   6,903    6,097
Interest expense.....................     504   1,100     935   1,170    1,442
Gain on sale of subsidiary...........      --      --      --   2,169       --
Net income(1)(2)..................... $ 4,671 $ 3,225 $ 4,865 $ 6,331 $  3,065
Dividends on preferred stock.........     610     581     595     531       --
Net income applicable to common
 stock...............................   4,061   2,644   4,270   5,800    3,065
Net income per share(2)(3):
 Basic............................... $  0.72 $  0.46 $  0.67 $  0.80 $   0.36
 Diluted............................. $  0.64 $  0.43 $  0.60 $  0.71 $   0.33
Number of shares used in per share
 computation(3)(4):
 Basic...............................   5,648   5,722   6,334   7,293    8,489
 Diluted.............................   7,300   6,131   8,155   8,976    9,232

Balance Sheet Data:
Total current assets................. $24,578 $29,904 $38,817 $52,120 $ 73,385
Total assets.........................  37,728  47,113  58,178  73,562   95,016
Total current liabilities............   9,266  11,656  11,417  16,892   23,756
Long-term obligations, less current
 portion ............................   8,823  12,721  11,387  13,894   23,344
Stockholders' equity.................  19,256  22,063  34,305  41,449   45,379

--------
(1) Fiscal year 1996 includes an income tax benefit of $1.7 million, due to the reduction in the valuation allowance for deferred tax assets (equivalent to $0.30 per basic share and $0.23 per diluted share) and $318,000 net income from our European subsidiary that was acquired in October 1995.
(2) Includes gain on sale of 49% interest in IMPCO BV to BERU Aktiengesellschaft during fiscal year 1999. We recorded a pre-tax gain of $2.2 million and an after-tax gain of $1.8 million or $0.20 per diluted share.
(3) During fiscal years 1996 and 1998, shares assumed to be issued upon conversion of our preferred stock were included in the calculation since it resulted in a reportable dilution. During fiscal year 1999, all of our preferred stock was converted to common stock and the diluted earnings per share was calculated as though the conversion occurred at the beginning of fiscal year 1999.
(4) See Note 1 of Notes to Consolidated Financial Statements included elsewhere in this prospectus for an explanation of the method used to determine the number of shares used to compute net income per share.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Forward-Looking Statements

   The statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in "Certain Factors" at the end of this discussion and other factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission. All period references are to the Company's fiscal periods ended April 30, 2000, 1999, or 1998.

Overview

   We are a global supplier of fuel storage, fuel delivery and electronic control systems for internal combustion engines and fuel cells. Historically, most of our revenues have been derived from the sale of these products that enable traditional internal combustion engines to run on clean burning alternative fuels such as propane and natural gas instead of gasoline. Our future goal is to commercialize systems that will provide fuel storage, fuel delivery and electronic controls for fuel cells.

   We classify our business interests into three operating segments: Automotive OEM division, Gaseous Fuel Products division and International Operations segment. The Automotive OEM division generates revenues through the sale of fuel storage, fuel delivery and electronic control systems to OEMs, primarily General Motors and the installation of our products into OEM vehicles. This division also generates contract revenue by providing engineering design and support to the OEMs so that our fuel system will fit into a variety of their vehicles as they upgrade their models each year. The Gaseous Fuel Products division sells products including parts and conversion systems to OEMs and the aftermarket. Our International Operations segment includes sales by our subsidiaries in Australia, Europe, Japan and Mexico which provides distribution for our products, predominantly from our Gaseous Fuel Products division, as well as, some product assembly.

   We will require significant research and development expenditures over the next several years in order to commercialize our products for fuel cell applications. We will also require significant capital expenditures to construct additional manufacturing and assembly capacity required to support the production of our products.

   We recognize revenue for product sales when products are shipped and title is transferred. Contract revenues are recorded based on the percentage of completion method. Corporate expenses represents a sub-category of selling, general and administrative expense. Corporate expenses consist of general and administrative expense incurred at the corporate level and includes the amortization of goodwill and other intangible assets. Intersegment eliminations are primarily the result of intercompany sales from our Gaseous Fuel Products division to our International Operations segment. End markets for our products include the transportation, material handling, and industrial and power generation industries.

   We expense all research and development when incurred. Research and development expense includes both customer funded research and development and company sponsored research and development. Corporate research and development is a sub-category of research and development expense and represents company sponsored research and development that is not allocated to any of our operating segments. Customer funded research and development consists primarily of expenses associated with contract revenue. These expenses include applications development costs in the Automotive OEM division funded under customer contracts.

   A portion of our growth over the past three years, particularly with regard to our International Operations, has resulted from acquisitions in Australia, Canada, Europe, Japan, Mexico and the United States and from formation of a European based joint venture. We have accounted for each of these acquisitions under the purchase method of accounting.

Results of Operations

Years Ended April 30, 1999 and 2000

   Net revenues and operating income for our business for the fiscal years ended April 30, 1999 and 2000 are as follows:

                                                                Operating
                                             Revenues         Income (Loss)
                                         ------------------  ----------------
                                            Year Ended         Year Ended
                                             April 30,          April 30,
                                         ------------------  ----------------
                                           1999      2000     1999     2000
                                         --------  --------  -------  -------
                                                  (in thousands)
   Automotive OEM division.............. $ 24,469  $ 22,341  $   (27) $(1,460)
   Gaseous Fuel Products division.......   52,632    76,831   14,284   19,451
   International Operations segment ....   21,188    29,991    1,504    2,623
   Corporate expenses (1)...............       --        --   (5,516)  (7,042)
   Corporate research and development
    (1).................................       --        --   (3,053)  (7,050)
   Intersegment elimination.............  (11,463)  (16,347)    (289)    (425)
                                         --------  --------  -------  -------
     Total.............................. $ 86,826  $112,816  $ 6,903  $ 6,097
                                         ========  ========  =======  =======

--------
(1) Represents corporate expenses and company sponsored research and development not allocated to any of the operating segments. Other research and development consists primarily of customer funded expenditures in the Automotive OEM division.

   Net revenue increased $26.0 million or 30% from $86.8 million in fiscal year 1999 to $112.8 million in fiscal year 2000. This increase was primarily due to strong aftermarket sales in all end user applications. The following table sets forth our product revenues by application across all business segments:

                                                                 Year Ended
                                                                 April 30,
                                                              -----------------
                                                               1999      2000
                                                              -------  --------
                                                               (in thousands)
   Motor vehicle products.................................... $32,748  $ 48,626
   Forklifts and other material handling equipment...........  31,822    37,947
   Small portable to large stationary engines................  11,251    16,844
                                                              -------  --------
     Total product sales..................................... $75,821  $103,417
                                                              =======  ========

   During fiscal year 1999 and 2000, our product revenue was generated in the following geographic regions:

                                                                 Year Ended
                                                                 April 30,
                                                              -----------------
                                                               1999      2000
                                                              -------  --------
   United States and Canada..................................    60.2%     60.2%
   Pacific Rim...............................................     9.0%      9.3%
   Europe....................................................    17.1%     13.7%
   Latin America.............................................    13.7%     16.8%

   Automotive OEM Division. Net revenues decreased $2.1 million or 8.6% from $24.4 million in fiscal 1999 to $22.3 million in fiscal year 2000.

   Product sales for this division decreased $400,000 or 3.0% from $13.5 million in fiscal year 1999 to $13.1 million in fiscal year 2000. This decrease was primarily due to a decline in unit sales to General Motors. Product sales consists of General Motors mid-size automobiles and pick-up trucks equipped with this division's bi-fuel compressed natural gas fuel system and General Motors medium duty trucks equipped with dedicated liquid propane gas kits provided under the Teaming Agreement with General Motors. We expect product sales to be higher in the future as additional General Motors platforms and model years are introduced and other automotive OEM platforms are obtained.

   Contract revenue for this division decreased $1.7 million or 15.7% from $11.0 million in fiscal year 1999 to $9.3 million in fiscal year 2000. This decrease was primarily due to lower contract levels which reflect efficiencies that result from our ability to transfer knowledge between prior model year and current model year contracts. We anticipate, based on new contracts negotiated with General Motors and expected levels of contract completion on new government agency contracts with the Southern California Air Quality Management District, that contract revenue in fiscal year 2001 will be comparable to levels experienced during fiscal year 2000.

   Operating losses in the division increased $1.4 million from $27,000 in fiscal year 1999 to $1.5 million in fiscal year 2000. This increase was a result of lower contract revenues, primarily from the General Motors program, and associated higher product application development costs for new products being commercialized. Product application development expense for this division is primarily for system development and application engineering of our products under the Teaming Agreement, other funded contract work with state and federal agencies, and for company funded product and component application development work to develop business with other automotive OEMs. In fiscal year 2000, expense directly related to customer funded product application development work was approximately $8.0 million as compared to $6.1 million in fiscal year 1999. We anticipate product application development costs will be higher in fiscal year 2001 as new products are being commercialized and integrated under the new application development contracts.

   Gross margins on General Motors product sales were higher in fiscal year 2000 as compared to fiscal year 1999, primarily due to lower material costs as a result of engineering design efficiencies and reduced overhead costs. We anticipate higher gross margins on products in fiscal year 2001, primarily due to additional engineering design efficiencies and reduced overhead costs. Additionally, we anticipate comparable operating losses in this division in fiscal year 2001, primarily due to higher product sales and gross profits being offset by higher customer and company funded application development work.

   Gaseous Fuel Products Division. Net revenues in this division increased $24.2 million or 46.0% from $52.6 million in fiscal year 1999 to $76.8 million in fiscal year 2000. This increase was primarily a result of the December 1998 acquisition of the Industrial Engine Systems business, an increase in small engine sales and an increase in product sales to Mexico. The price differential between gasoline and propane as well as our strengthening relations with Mexican governmental agencies have positively impacted the demand for the aftermarket automotive conversions in Mexico. We anticipate that overall revenues generated by the Gaseous Fuel Products division in fiscal year 2001 will be higher than fiscal year 2000, primarily due to the continued growth of our Industrial Engine Systems business, the expanding revenue base from value added system sales, increased motor vehicles sales in Mexico due to the expected growth of aftermarket automotive conversions, increased small engine sales and our marketing efforts to expand market share.

   Operating income in this division increased approximately $5.2 million or 36.0% from $14.3 million in fiscal year 1999 to $19.5 million in fiscal year 2000. This increase was primarily attributable to higher revenues and gross profit on the Gaseous Fuel Products division product sales due to increased volumes. This increase was partially offset by additional administrative expenses resulting from the Industrial Engine Systems business acquisition and higher product development expenses related to developing next generation fuel/engine management systems for the material handling market. We anticipate that this division's operating income will be higher in fiscal year 2001 as a result of higher revenues and gross profit associated with increased volumes partially offset by increased product development expenses. Additionally, we anticipate that operating margins will be affected by lower gross margins at the Industrial Engine Systems business as these revenues become a larger segment of the Gaseous Fuel Products division; however, as the Industrial Engine Systems business increases, we expect overall gross profit will increase.

   International Operations. Net revenues in this segment increased by approximately $8.8 million or 10.8% from $21.2 million in fiscal year 1999 to $30.0 million in fiscal year 2000. This increase was primarily a result of increased revenues in Mexico from $2.7 million in fiscal year 1999 to $6.7 million in fiscal year 2000 and the March 1999 acquisition of IMPCO Japan, which resulted in increased revenues of approximately $2.9 million in fiscal year 2000. In fiscal year 2000, revenues for our International Operations segment would have increased an additional $800,000, if not for the strengthening of the U.S. Dollar. A strong U.S. Dollar has a negative effect on the conversion of foreign currency denominated sales. We anticipate that revenues for this segment during fiscal year 2001 will be higher than fiscal year 2000 as a result of higher motor vehicle sales in Mexico and market growth in each of the countries serviced by our International Operations segment. The price differential between gasoline and propane, as well as our strengthening relations with Mexican governmental agencies is expected to positively impact the demand for the aftermarket automotive conversions in Mexico.

   Operating income for this division increased $1.1 million or 74.4% from $1.5 million in fiscal year 1999 to $2.6 million in fiscal year 2000. This increase was primarily due to the addition of our Japan operations and higher profitability of our European operations. We believe that operating income levels in our International Operations segment will be higher in fiscal year 2001 than in the current year due to anticipated higher revenues and gross profits at each of our International Operations.

   Corporate Expenses. Corporate expenses consists of general and administrative expenses at the corporate level to support us and our divisions in areas such as executive management, finance, human resources, management information systems, legal services and investor relations. Additionally, amortization of goodwill and other intangible assets is recorded as a corporate expense. Corporate expenses increased $1.5 million or 27.7% from $5.5 million in fiscal year 1999 to $7.0 million in fiscal year 2000. The increase in corporate expenses was primarily due to the incremental costs associated with the evaluation of the unsoliciated tender offer issued to us by BERU, AG, costs incurred in the creation of our Stockholder Protection Rights Agreement, legal expenses and amortization of goodwill related to the Japan and the Crusader acquisitions. We anticipate that corporate expenses during fiscal year 2001 will be lower than levels experienced during fiscal year 2000.

   Corporate Research and Development. Corporate research and development is a component of our research and development expense and relates to engineering, design and research and development support to us and our operating units and develops all new products supporting the operating divisions' needs. Corporate research and development increased $4.0 million or 129.0% from $3.1 million in fiscal year 1999 to $7.1 million in fiscal year 2000. This increase is primarily due to increased efforts relating to the development and commercialization of fuel metering, storage and fuel systems for fuel cells. We believe our future success depends on our ability to design, develop and market new products that interface successfully with new engine electronic technology and which meet mandated emission standards. We also believe that there is a significant opportunity for us to participate in the emerging fuel cell market. With the emergence of fuel cell technology and the interest being shown by the automotive industry, we have decided to accelerate and expand both research and development expenditures for fuel storage, fuel metering and electronic controls for fuel cell applications. Consequently, we anticipate that corporate research and development during fiscal year 2001 will be significantly higher than in fiscal year 2000. The additional expenditures will be partially offset by new government agency contracts such as the contract with the Department of Energy. We anticipate that the higher level of corporate research and development expenditures will have a significant negative effect on our profitability in fiscal year 2001.

   Interest Expense. Interest expense increased $272,000 or 23.3% from $1.2 million in fiscal year 1999 to $1.4 million in fiscal year 2000. This increase was attributable to additional borrowings partially offset by lower interest rates on our current credit facility with Bank of America.

   Provision For Income Taxes. The estimated effective annual tax rate of 24.2% for fiscal year 2000 is higher than the previous year due to the exhaustion of federal net operating loss carryforwards during the previous fiscal year. The effective tax rate represents the federal statutory income tax rate, state income taxes and foreign income taxes reduced by research and development tax credits. At April 30, 2000, net deferred tax assets were approximately $4.2 million while the net deferred tax liabilities were $745,000. We have determined, based on our history of prior operating earnings and our expectations for the future, that our operating income will more likely than not be sufficient to recognize fully the net deferred tax assets and that the estimated effective annual tax rate in the future years will approximate the statutory rate.

Years Ended April 30, 1998 and 1999

   Net revenues and operating income for our business segments for the fiscal years ended April 30, 1998 and 1999 are as follows:

                                                                 Operating
                                               Revenues        Income (Loss)
                                           -----------------  ----------------
                                              Year Ended        Year Ended
                                              April 30,          April 30,
                                           -----------------  ----------------
                                            1998      1999     1998     1999
                                           -------  --------  -------  -------
                                                    (in thousands)
Automotive OEM division................... $12,328  $ 24,469  $(1,451) $   (27)
Gaseous Fuel Products division............  48,277    52,632   14,749   14,284
International Operations segment..........  19,304    21,188    1,772    1,504
Corporate expenses (1)....................      --        --   (4,996)  (5,516)
Corporate research and development (1)....      --        --   (2,523)  (3,053)
Intersegment elimination..................  (8,826)  (11,463)    (433)    (289)
                                           -------  --------  -------  -------
  Total................................... $71,083  $ 86,826  $ 7,118  $ 6,903
                                           =======  ========  =======  =======

--------
(1) Represents corporate expenses and company sponsored research and development not allocated to any of the operating segments. Other research and development consists primarily of customer funded expenditures in the Automotive OEM division.

   Net revenue increased $15.7 million or 22.1% from $71.1 million in fiscal year 1998 to $86.8 million in fiscal year 1999. The Automotive OEM division accounted for $12.1 million of this increase, of which $9.7 million resulted from increased OEM motor vehicle product sales. Contract revenues, primarily from the General Motors Teaming Agreement, increased $2.4 million. Product sales from the Gaseous Fuel Products division increased by approximately $4.4 million or 9.0% compared to the prior fiscal year. The following table sets forth our product revenues by application across all business segments:

                                                                  Year Ended
                                                                   April 30,
                                                                ---------------
                                                                 1998    1999
                                                                ------- -------
                                                                (in thousands)
   Motor vehicle products...................................... $21,870 $32,748
   Forklifts and other material handling equipment.............  29,493  31,822
   Small portable to large stationary engines..................  10,846  11,251
                                                                ------- -------
     Total product sales....................................... $62,209 $75,821
                                                                ======= =======

   During fiscal year 1998 and 1999, our product revenue was generated in the following geographic regions:


                                                                     Year Ended
                                                                      April 30,
                                                                     -----------
                                                                     1998  1999
                                                                     ----- -----
   United States and Canada......................................... 57.3% 60.2%
   Pacific Rim...................................................... 13.0%  9.0%
   Europe........................................................... 18.6% 17.1%
   Latin America.................................................... 11.1% 13.7%

   Automotive OEM Division. Net revenues in this division increased $12.2 million or 98.5% from $12.3 million in fiscal year 1998 to $24.5 million in fiscal year 1999. This increase was primarily the result of higher motor vehicle direct OEM product revenue, which increased to $13.5 million from $3.7 million in fiscal year 1998. This represents an approximate 264.9% increase in General Motors product revenue. During fiscal year 1999, the General Motors product revenue represented sales of biofuel compressed natural gas fuel systems for mid-size automobiles and sales of pick-up trucks and dedicated liquid propane gas kits under a Teaming Agreement with General Motors for their medium duty trucks. During fiscal year 1998, the General Motors product revenue represented sales of bi-fuel compressed natural gas fuel systems for General Motors pick-up trucks and dedicated liquid propane gas kits under a Teaming Agreement with General Motors for their medium duty trucks.

   Contract revenues for this division increased $2.4 million or 27.9% from $8.6 million in fiscal year 1998 to $11.0 million in fiscal year 1999. This increase was primarily attributable to the addition of several vehicle platforms and additional future model years for existing platforms under the General Motors development contract and development contracts funded by the Southern California Air Quality Management District. Contract revenue is principally recognized by the percentage of completion method. Profits expected to be realized on contracts are based on our estimates of total contract sales value and costs at completion. These estimates are reviewed and revised periodically throughout the lives of the contract.

   Operating losses for this division decreased $1.4 million or 98.1% from $1.5 million for fiscal year 1998 to $27,000 in fiscal year 1999. This decrease was primarily due to higher contract revenues, principally from the General Motors program, and associated lower product application development costs for new products being commercialized. Product application development expense is primarily for system development and application engineering of our products under the General Motors Teaming Agreement and other customer funded contract research and development work with the Southern California Air Quality Management District and other agencies, and for company funded product and component application development work. Research and development expense directly related to customer funded product application development work decreased from $7.4 million in fiscal year 1998 to $6.1 million in fiscal year 1999. These decreases were primarily due to improved productivity resulting from knowledge transfer over multiple platforms and application of knowledge to non-General Motors funded contracts. Research and development expense directly related to company funded product application development work decreased approximately $200,000 as compared to fiscal year 1998. This decrease is a result of efficiencies realized in developing new advanced technology and products.

   The decrease in operating losses as a result of higher contract revenues was nearly offset by lower gross margins on the General Motors product sales, compared to the prior fiscal year. During fiscal year 1999, this division experienced negative material usage variances and increased fixed overhead costs not covered by production volumes for several new start-up OEM programs.

   Gaseous Fuel Products Division. Net revenues for this division increased $4.3 million or 8.9% from $48.3 million in fiscal year 1998 to $52.6 million for fiscal year 1999. This increase was primarily a result of addition of the Industrial Engine Systems business in fiscal year 1999, higher revenues from the small engine market and higher transfer sales to support the increased sales levels of the subsidiaries. For fiscal year 1999, the increase in the small engine market resulted from higher demand for small portable engines generators as consumers and small business prepared for the Year 2000. These increases were partially offset by lower revenues from the large stationary engine market where net revenues decreased from $3.3 million in fiscal year 1998 to $2.3 million in fiscal year 1999. This decrease was primarily a result of reduced demand for large power generation units used in power replacement and recreational applications and other heavy duty applications, particularly in Asia.

   Operating income for this division decreased $465,000 or 3.2% from $14.7 million in fiscal year 1998 to $14.3 million in fiscal year 1999. This decrease was primarily due to higher sales and administrative expenses, primarily from additional marketing and technical support expenses to support the higher sales. Additionally, this division's company funded product application development costs increased from $1.3 million in fiscal year 1998 to $1.5 million in fiscal year 1999. These amounts were partially offset by higher gross profits as a result of higher sales volumes, although the percent margin decreased from 38.9% to 37.1% as a result of anticipated lower margins realized on the system sales from IMPCO Europe. Additionally, customer funded research and development expense decreased by $271,000 in fiscal year 1999.

   International Operations. Net revenues for this segment increased $1.9 million or 9.8% from $19.3 million in fiscal year 1998 to $21.2 million in fiscal year 1999. International Operations revenues would have increased an additional $1.1 million if not for the strengthening of the U.S. Dollar. A strong U.S. Dollar negatively impacts the conversion of foreign currency denominated sales. During fiscal year 1999, we realized increased revenues of $1.4 million from our European operations, which primarily sells material handling components. Additionally, our Mexican operations, acquired in December 1997, reported a full year of revenues of $2.7 million compared to $823,000 in revenues for the five month period in fiscal year 1998. These increases were partially offset by a $1.4 million decrease in revenues from our Australian operations which primarily sells motor vehicle components. Without the strengthening of the U.S. Dollar, revenues from Australian operations would have decreased to less than half this amount in fiscal year 1999. We believe the lower product sales from our Australian operations were a result of a continued general economic slowdown in Asia, a decrease in component sales to OEMs and unfavorable price differentials between propane and gasoline caused by the major disruption of natural gas supply in Australia in 1999, which increased demand for propane for household use and resulted in increased propane prices.

   Operating income for this segment decreased $268,000 or 15.1% from $1.8 million in fiscal year 1998 to $1.5 million in fiscal year 1999, primarily as a result of lower product margins. Our gross margin on subsidiary based product sales decreased from 33.6% in fiscal year 1998 to 31.7% during fiscal year 1999. During fiscal year 1999, our gross margin on subsidiary based product sales decreased as a result of higher material costs at the Australian and Mexico subsidiaries due to a strengthening U.S. Dollar against those country's foreign currencies. This decrease also was due to higher material costs at our European subsidiary as a result of higher transfer pricing between the United States parent and the subsidiary.

   Corporate Expenses. Corporate expenses increased approximately $520,000 or 10.4% from $5.0 million in fiscal 1998 to $5.5 million in fiscal year 1999, primarily due to increases in administrative personnel and administrative salaries and benefits to support our growth and international operations and additional amortization of goodwill from acquisitions.

   Corporate Research and Development. Corporate research and development expense increased approximately $530,000 or 21.0% from $2.5 million in fiscal year 1998 to $3.0 million in fiscal year 1999. This increase was primarily the result of additional research and development efforts on the development of fuel storage technology and other advanced technologies.

   Interest Expense. Interest expense increased $235,000 or 25.1% from $935,000 in fiscal year 1998 to $1.2 million in fiscal year 1999 as compared to the fiscal year 1998. This increase was primarily attributable to higher borrowings on our lines of credit as compared to the prior year and as a result of higher long-term borrowings to fund the Algas Carburetion acquisition in December 1997, the purchase of the remaining 49.0% interest of IMPCO BV in May 1998, the purchase of our Industrial Engine Systems business in December 1998, and the purchase of IMPCO Japan in March 1999. The higher interest expense was partially offset by lower interest rates on our credit facility with Bank of America and prepayments on certain long-term borrowings from funds received from the exercise of our common stock purchase warrants during the third quarter of fiscal year 1998.

   Provision for Income Taxes. Our effective income tax rate was 14.7% for fiscal year 1998 and 19.0% for fiscal year 1999. The provision for income taxes consists primarily of federal, state and foreign taxes which are computed using statutory rates. The effective tax rate represents the statutory income tax rate reduced by the use of net operating loss carryforwards, research and development tax credits and other items. During fiscal year 1999, our deferred tax assets increased by $1.0 million or 65.3% to $2.6 million at April 30, 1999 due to research and development credits. For federal income tax purposes, we used all net operating loss carryforwards at the end of fiscal year 1998.

Liquidity and Capital Resources

   We use cash generated from our operations and bank financing to fund capital expenditures and research and development, as well as to invest in and operate our existing operations and new businesses. While these sources of funds have been sufficient in the past, we currently anticipate that we will require additional sources of financing in order to capitalize on opportunities that we believe to exist in the emerging fuel cell market. These additional sources of financing will include the proceeds of this offering and may include bank borrowings or public or private offerings of equity or debt securities. We cannot assure you that such additional sources of financing will be available on acceptable terms, if at all.

   The ratio of current assets to current liabilities was 3.1:1 at April 30, 2000 and 3.1:1 at April 30, 1999. During fiscal year 2000, our total working capital increased by approximately $14.4 million to $49.6 million at April 30, 2000. Net cash used in operating activities was $6.6 million in fiscal year 2000 as compared to net cash provided by operating activities of $440,000 for fiscal year 1999. The increase in cash used in operating activities during the current period resulted primarily from an increase in inventory and accounts receivable. The increase in inventory was primarily to support increased sales volume across our operating segments. The increase in accounts receivable is primarily due to the increased international and OEM billings and an increase of $2.8 million in earned, but not yet billed, contract revenues classified as accounts receivable.

   Net cash used in investing activities in fiscal year 2000 was approximately $4.0 million, a decrease of approximately $551,000 from fiscal year 1999. This decrease is primarily a result of the previous year's third quarter acquisition of the Industrial Engine Systems business for approximately $3.9 million, the previous year's first quarter purchase of the remaining 49.0% interest in IMPCO Europe, which resulted in a net use of cash of approximately $692,000, partially offset by the proceeds from the sale of 49.0% interest in subsidiary. Investing activities for fiscal year 1999 primarily included capital expenditures for dies, molds and patterns, machinery and equipment, and the investment in IMPCO Fuel Systems.

   Net cash provided by financing activities for fiscal year 2000 was approximately $11.9 million. For the current fiscal year, we increased our borrowing under our operating lines of credit by approximately $14.3 million, primarily for working capital. During the same period, we paid approximately $3.5 million on our term loans and capital leases.

   We have a $22.0 million revolving line of credit, $3.0 million revolving line of credit for IMPCO Mexicano, and $5.0 million non-revolving line of credit for future capital expenditures with Bank of America. At April 30, 2000, approximately $15.6 million, $851,000 and $2.7 million were outstanding under the revolving line of credit, the revolving line of credit for IMPCO Mexicano and the capital expenditures facility, respectively. Our revolving lines of credit expire on August 31, 2001. While our capital lease facility expires on August 31, 2000, we have the option to convert each of them into a term loan payable in five years. In addition, our subsidiary in the Netherlands has a fl. 3,000,000 (US $1.2 million at April 30, 2000) credit facility with Mees Pierson, a financial institution in the Netherlands. At April 30, 2000, there was no outstanding balance under this credit facility. Our subsidiary in Japan has a revolving term loan facility with the Hong Kong and Shanghai Banking Corporation Ltd., Osaka Branch. At April 30, 2000, the fully dispersed loan balance of (Yen)60,000,000 (US $555,000) was outstanding.

Derivative Financial Instruments

   We use derivative financial instruments for the purpose of reducing our exposure to adverse fluctuations in interest and foreign exchange rates. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged. We are not a party to leveraged derivatives and do not hold or issue financial instruments for speculative purposes.

   Foreign Currency Management. The results and financial condition of our international operations are affected by changes in exchange rates between certain foreign currencies and the U.S. Dollar. Our exposure to fluctuations in currency exchange rates has increased as a result of the growth of our international subsidiaries. The functional currency for all of our international subsidiaries is the local currency of the subsidiary. An increase in the value of the U.S. Dollar increases the costs incurred by our subsidiaries because most of our international subsidiaries' inventory purchases are U.S. Dollar denominated. We monitor this risk and attempt to minimize the exposure through forward currency contracts and the management of cash disbursements in local currencies. At April 30, 2000, we had no forward currency contracts. We seek to manage our foreign currency economic risk by minimizing our U.S. Dollar investment in foreign operations using foreign currency term-loans to finance the operations of our foreign subsidiaries.

   Interest Rate Management. We use interest rate swap agreements with Bank of America to manage our exposure to interest rate changes and to stabilize the cost of borrowed funds. When this type of agreement is executed, the swap is generally linked to a specific debt instrument. At April 30, 2000, we had approximately $3.6 million in fixed interest rate agreements. Loans totaling $2.4 million at April 30, 2000 had a weighted-average fixed interest rate of 7.76%. Absent these fixed rate agreements, the weighted-average variable rate for this debt at April 30, 2000 would have been 8.02%. Capital leases totaling $1.2 million had a weighted-average fixed interest rate of 8.30%. Absent these fixed rate agreements, the weighted-average variable rate for these leases at April 30, 2000 would have been 8.75%. At April 30, 2000, the fair value of interest rate swap agreements was $45,000.

   Debt Obligations. The following table summarizes our debt obligations at April 30, 2000. The interest rates represent weighted average rates, with the period end rate used for the variable rate debt obligations. The fair value of the debt obligations approximated the recorded value as of April 30, 2000.

                                                                             Fair
                                                                             Value
                          2001   2002   2003   2004  2005  Thereafter Total 4/30/00
                          -----  -----  -----  ----- ----- ---------- ----- -------
                                          (dollars in millions)
Long term debt
 denominated in US
 dollars:
Line of credit..........  $ --   $15.5  $ --   $ --  $ --    $ --     $15.5  $15.5

Capital expenditure line
 of credit..............  $  .3  $  .5  $  .5  $  .5 $  .6   $  .3    $ 2.7  $ 2.7
Term loans, including
 current portion:
  Variable rate.........  $ 1.6  $  .8  $ 0.6    --    --      --     $ 3.0  $ 3.0
  Average interest
   rate.................    7.9%   8.0%   8.0%   --    --      --       --     --

Long term debt
 denominated in foreign
 currencies:

 Dutch Guilders
  Variable rate.........  $ 0.4  $ 0.3  $ 0.3  $ --  $ --    $ --     $ 1.0  $ 1.0
  Average interest
   rate.................    5.6%   5.6%   5.6%   --    --      --       --     --
 Mexican Peso
  Variable rate.........  $ --   $ 0.9  $ --   $ --  $ --    $ --     $ 0.9  $ 0.9
  Average interest
   rate.................    --    18.5%   --     --    --      --       --     --
 Japanese Yen
  Line of credit........  $ 0.6  $ --   $ --   $ --  $ --    $ --     $ 0.6  $ 0.6
  Variable rate.........  $ 0.3  $ 0.3  $ 0.3  $ 0.3 $ --    $ --     $ 1.2  $ 1.2
  Average interest
   rate.................    1.7%   1.7%   1.7%   --    --      --       --     --

Interest rate derivative
 financial instruments:

  Pay fixed/receive
   variable.............  $ 1.5  $ 1.2  $ 0.9  $ 0.0 $ 0.0   $ 0.0    $ 3.6  $ 3.6
  Average pay rate......    6.0%   6.0%   6.0%   --    --      --       --     --
  Average receive
   rate.................    6.4%   6.4%   6.4%   --    --      --       --     --

Acquisitions

   Australia. In July 1996, we acquired certain assets of Ateco Automotive Pty. Limited, including a 50.0% ownership interest in Gas Parts (NSW) Pty., for a purchase price of approximately $6.5 million. Ateco is an Australian based company that provides conversion services to OEMs. Gas Parts is an Australian based distributor of aftermarket gaseous fuels conversion equipment. In January 1998, we acquired the remaining
50.0% ownership interest in Gas Parts. In March 2000, one of our subsidiaries, IMPCO Technologies, Pty Ltd and LPM Corporation Pty Ltd, a corporation incorporated under the laws of the state of New South Wales, Australia, established IMPCO Fuel Systems, a joint venure to service this geographical market. IMPCO Technologies, Pty Ltd has a 51% ownership interest in IMPCO Fuel Systems and paid $300,000 in the purchase of goodwill of LPM's gaseous fuel equipment business and $110,000 in certain assets, inventory and equipment of LPM. The consolidated revenues of our Australian subsidiary, our Australian joint venture and IMPCO SA, which we collectively refer to as IMPCO Australia, totaled approximately $6.9 million in fiscal year 1998, $5.4 million in fiscal year 1999 and $6.3 million in fiscal year 2000.

   Mexico. In December 1997, we purchased certain manufacturing equipment and inventory of the Algas Carburetion division of PGI International at a purchase price of approximately $2.4 million. Prior to its acquisition, the Algas Carburetion division manufactured and sold carburetion equipment for gaseous fuels. On the same day, we acquired a 90.0% interest in Industrias Mexicanas de Productos de Combustibles, S. de R.L. de C.V., a Mexico City based distributor of the Algas Carburetion division products. The purchase price was $961,000. We combined these interests to form our Mexican subsidiary, Grupo I.M.P.C.O. Mexicano, S. de R.L. de C.V., which we refer to as IMPCO Mexicano. Our Mexican subsidiary had revenues of approximately $823,000 for five months of operations in fiscal year 1998, $2.7 million in fiscal year 1999 and $6.7 million in fiscal year 2000.

   Canada. In December 1997, we purchased from the bankruptcy trustee of EDO Canada, Ltd. certain development, testing, quality control and manufacturing equipment used for the manufacture of storage tanks for compressed natural gas. The purchase price was $790,000. Since the acquisition, we have relocated this equipment to our Irvine, California facility.

   Europe. In May 1998, we acquired the remaining 49.0% interest in IMPCO Technologies, B.V, a European distributor of our products. The purchase price was $692,000. In January 1999, we sold a 49.0% interest in IMPCO B.V. to BERU Aktiengesellschaft, an international OEM and aftermarket supplier of diesel and automotive engine components and systems, for $3.5 million in cash. We recorded a pre-tax gain of $2.2 million and an after-tax gain of $1.8 million, or $0.20 per diluted share. We operate the new company as IMPCO-BERU Technologies, B.V. ("IMPCO Europe") Revenues of this majority owned subsidiary were approximately $11.6 million in fiscal year 1998, $12.9 million in fiscal year 1999 and $13.9 million in fiscal year 2000.

   United States. In December 1998, we acquired certain assets of the Crusader Engine division of Thermo Power Corporation, a subsidiary of Thermo Power Electron Corporation, for approximately $3.9 million. The Crusader Engine division, which is now our Industrial Engine Systems business, provides engine dressing and related devices for material handling, irrigation and other industrial engines. Engine dressing involves the acquisition of basic engine mechanical parts from an OEM and adding fuel handling and other parts to make the engine fully functional. We are amortizing goodwill of approximately $662,000 on the straight-line method over 20 years. Tangible net assets acquired consisted of $2.5 million in inventory and $718,000 in fixed assets. Our Industrial Engines Systems business had revenues of approximately $3.2 million for the five months of operations in fiscal year 1999 and $16.6 million in fiscal year 2000.

   Japan. In March 1999, we acquired certain assets of the alternative fuels division of Mikuni Corporation for approximately (Yen)158,629,000 (US $1.3 million). The alternative fuels division, based in Fukuoka, Japan, is a distributor of alternative fuels products and systems throughout Asia, with a focus on the Japanese market.

Mikuni had distributed our products in Japan since 1994. We are amortizing goodwill of approximately (Yen)113,016,000 (US $944,000) on the straight-line method over 20 years. The tangible net assets acquired consisted of $362,000 in inventory and $19,000 in fixed and other assets. We operate the new company as Impco Japan KK. Revenues for the one month of operation in fiscal year 1999 were approximately $178,000 and $3.1 million in fiscal year 2000.

Recent Accounting Pronouncements

   The Financial Accounting Standards Board has issued SFAS 133 "Accounting for Derivative Instruments and for Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. SFAS 133 requires derivatives to be recorded on the balance sheet at fair value and establishes special accounting for the following three types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments, referred to as fair value hedges, hedges of the variable cash flows of forecasted transactions such as cash flow hedges and hedges of foreign currency exposures of net investments in foreign operations. The accounting treatment and criteria for each of the three types of hedges is unique. Changes in fair value of derivatives that do not meet the criteria of one of these three categories of hedges would be included in income. SFAS 133 was amended by SFAS 137, which delayed its effective date. We will determine what impact, if any, it will have on our financial position, results of operations and cash flows. Currently, we do not anticipate adopting this standard before May 1, 2001.

   The Financial Accounting Standards Board has recently issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." This Interpretation addresses implementation practice issues in accounting for compensation costs under existing rules by prescribed Accounting Principle Board No. 25. The new rules are applied prospectively to all new awards, modifications to outstanding awards and changes in grantee status after July 1, 2000, with certain exceptions. We are considering the effects these changes make and plan to implement any changes as we deem to be appropriate.

ADDITIONAL FACTORS THAT MAY AFFECT STOCK PRICE

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

We may never complete the research and development of commercially viable fuel storage, fuel delivery or electronic control products for fuel cell systems.

   We do not know when or whether we will successfully complete the research and development of commercially viable fuel storage, fuel delivery or electronic control products for the fuel cell market. We have produced and are currently demonstrating a number of test and evaluation systems and are continuing our efforts to decrease the costs of our systems' components and subsystems, improve their overall reliability and efficiency, and ensure their safety. However, we must complete substantial additional research and development on our systems before we will have a commercially viable fuel delivery system for fuel cells. Even if we are able to do so, our efforts will still depend upon the success of other companies producing commercially viable fuel cells. In addition, we are not currently manufacturing fuel cell enabling products on a large scale basis and will need to upgrade existing facilities to do so. In particular, the manufacturing of our TriShield composite tank may not be successful and could have an adverse impact on our growth in fuel cell enabling technologies.

A mass market for fuel storage, fuel delivery and electronic control systems for fuel cells may never develop or may take longer to develop than we anticipate.

   Fuel cell systems represent an emerging technology, and we do not know whether OEMs will incorporate these technologies into their products or pursue these technologies on a large scale basis. In particular, if a mass market fails to develop or develops more slowly than we anticipate for fuel cell powered automobiles and equipment, we may be unable to recover the expenditures we will have incurred to develop our fuel systems for fuel cells and may be unable to achieve profitability in that portion of our business and could negatively impact our overall profitability. Many factors which are out of our control may have a negative effect on the development of a mass market for our fuel cell products and systems. These factors include:

  . the cost competitiveness and size of fuel cell systems;

  . the availability, future costs and safety of hydrogen, natural gas or other potential fuel cell fuels;

  . consumer reluctance to adopt alternative fuel products;

  . OEM reluctance to replace current technology;

  . consumer perceptions of fuel cell systems;

  . regulatory requirements; and

  . the emergence of newer, breakthrough technologies and products by our competitors in the fuel cell industry.

Our Automotive OEM Division's revenues are heavily dependent on our relationship with General Motors and General Motors' commitment to develop the alternative fuel market.

   Nearly all of our revenues for the fiscal year ended April 30, 2000 for our Automotive OEM division and 16.0% of our total revenues for the same period related to sales of our products to and contracts with General Motors. Our Teaming Agreement with General Motors terminates on July 30, 2002 and may be earlier terminated unilaterally by either us or General Motors upon 30 days written notice upon certain events including:

  . lack of a meeting of the management committee created under the terms of the Teaming Agreement for 18 consecutive months; or

  . a material breach of the Teaming Agreement which remains uncorrected for 20 days following notice.

   Additionally, General Motors may terminate the Teaming Agreement in the event we change our management or ownership control. Our business and results of operations would be adversely affected in the event General Motors terminates its relationship with us or ceases to pursue the alternative fuel market.

   Our ability to sell our products to the automotive market is heavily dependent upon General Motors' worldwide sales and distribution network and service capabilities. Any change in our relationship with General Motors could harm our potential earnings by reducing or eliminating a substantial portion of our sales, whether as a result of market, economic or competitive pressures, including any decision by General Motors:

  . to alter its commitment to our fuel metering, fuel storage and control technology in favor of other competing technologies;

  . to develop alternative fuel systems targeted at different markets than ours; or

  . to focus on different energy product solutions.

   Additionally, our contract provides for a non-exclusive right of first refusal to General Motors on jointly developed products. We have submitted products for testing and have responded to requests for proposals from a number of other potential customers. To date, none of these proposals have resulted in any long-term commitments.

We intend to make significant investments in fuel cell enabling technologies, which may not result in any corresponding increase in net revenues, and may contribute to continuing operating losses.

   We anticipate that our investment in research and development will significantly increase as we focus our efforts in developing fuel cell enabling technologies. As we pursue this business strategy, we expect to incur operating losses driven by research and development expenditures for at least the next 12 months. In particular, we plan to use a substantial portion of the net proceeds from this offering to fund this effort. We may not recover this investment.

We may be unable to raise additional capital to complete our product development and commercialization plans.

   We currently anticipate that we will need to raise additional funds to complete the development and commercialization of our fuel cell enabling technologies. These funds may not be available on acceptable terms, if at all. Our product development and commercialization schedule could be delayed if we are unable to fund our research and development activities or the development of our manufacturing infrastructure for new products. We expect that the net proceeds of this offering and all other existing sources of capital will be sufficient to fund our activities through the end of calendar year 2001. We are receiving limited proceeds from this offering and will need to raise additional funds to achieve full commercialization of our fuel storage and delivery systems for fuel cells. We do not know whether we will be able to secure additional funding or funding on terms acceptable to us and, if so, we may not be able to pursue our commercialization plans through the mass market stage.

Our business depends on the growth of the alternative fuel market.

   The alternative fuel market has not yet gained broad acceptance and our future success depends on the expansion of this market. Substantially all of our revenue for the fiscal year ended April 30, 2000 was derived from sales of products and enabling technologies for use in the alternative fuel market. In the United States and certain of our other target markets, alternative fuel such as natural gas cannot be readily obtained by consumers for motor vehicle use and only a small percentage of motor vehicles manufactured in 1999 were equipped to use alternative fuels. We cannot assure you that the market for gaseous alternative fuel engines will gain broad acceptance or, if this growth does occur, that it will result in increased sales of our advanced fuel system products. In addition, we have designed many of our products for alternative fueled vehicles powered by internal combustion engines or fuel cells, but not currently for alternative power sources such as electricity or alternate forms of existing fuels. If the major growth in the alternative fuel market is solely for existing fuels, our revenues may not increase or may decline.

Users of gaseous alternative fueled or fuel cell powered vehicles may not be able to obtain fuel conveniently and affordably, which may adversely affect the demand for our products.

   Vehicles and equipment powered by gaseous alternative fuels run primarily on natural gas or propane. Fuel cells run on hydrogen or reformed fuels containing hydrogen. Gasoline, the only fuel that is currently readily available in most of the world, requires the development of additional technologies for its use with fuel cells. The construction of a system to deliver natural gas, propane or hydrogen, or a suitable fuel containing hydrogen, requires significant investment by third parties. We cannot guarantee you that an adequate fuel distribution infrastructure will be built for mass adoption. We are relying on third parties, most of whom are heavily committed to the existing gasoline infrastructure, to build this infrastructure. If these parties build a fuel distribution infrastructure, the fuel delivered through it, both due to the cost of the delivery system and the cost of the fuel itself, may have a higher price than users are willing to pay. If users cannot obtain fuel conveniently or affordably, a mass market for vehicles and equipment powered by gaseous alternative fuels or fuel cells is unlikely to develop.

   Our ability to successfully attract customers and sell products is also dependent on the current price disparity between liquid fuels such as petroleum and gasoline, and gaseous fuels such as propane and natural gases. There can be no assurance that this price disparity will continue. Should this disparity narrow or disappear, it could adversely affect the demand of our products.

We currently face and will continue to face significant competition, which could result in a decrease in our revenues.

   We currently compete with companies who manufacture products for current power technologies to convert engines operating on liquid fuels to gaseous fuels and for new alternative power technologies, including types of fuel cells that may not require metering, storage or control products of the type we design and produce.

   As the market for alternative fueled vehicles increases, OEMs may find it advantageous to develop and produce their own fuel conversion or fuel management equipment rather than purchasing the equipment from suppliers such as ourselves. In addition, as the fuel cell market gains greater acceptance, it is likely that there will be new competitors in our current markets. Should either of these events occur, the total potential demand for our products could be adversely affected and cause us to lose existing business.

We face risks associated with our plans to market, distribute and service our products internationally.

   We currently operate in Europe, Australia, Mexico and Japan, and market our products and technologies in other international markets, including both industrialized and developing countries. Our international operations are subject to various risks common to international activities, such as:

  . exposure to currency fluctuations;

  . the inherent difficulty of staffing and managing potential difficulties in enforcing contractual obligations and intellectual property rights; and

  . the burden of complying with a wide variety of laws and regulations including product certification, environmental and import and export laws.

   Any significant increase in the value of the dollar against foreign currencies where we do business may impact negatively our competitiveness in international markets.

   We also intend to manufacture, market, distribute and service our fuel delivery systems for fuel cell powered equipment and vehicles internationally. We have limited experience developing, and no experience manufacturing these products to comply with the commercial and legal requirements of international markets. Our success in these markets will depend, in part, on our ability to secure relationships with foreign OEMs and our ability to manufacture products that meet foreign regulatory and commercial requirements.

Our business may be subject to product liability claims, which could be expensive and could result in a diversion of management's attention.

   The automotive industry in the past has experienced significant product liability claims. As a supplier, we face an inherent business risk of exposure to product liability claims in the event that our products or the equipment into which our products are incorporated malfunction resulting in personal liability or death. We may be named in these actions even if there is no evidence that our systems or components caused the accident. Product liability claims could result in significant losses as a result of expenses incurred in defending claims and as a result of damage awards. The sale of systems and components for the transportation industry entails a high risk of such claims. In addition, if any of our systems prove to be defective, we may be required to participate in a recall involving such systems, or due to various industry or business practices or the need to maintain good customer relationships, we may voluntarily initiate a recall or make payments related to such claims. We cannot assure you that our current product liability insurance will be sufficient to cover all product liability claims, that such claims will not exceed our insurance coverage limits or that such insurance will continue to be available on commercially reasonable terms, if at all. Any product liability claim brought against us could have a material adverse effect on our reputation and business.

Our business may become subject to future product certification regulations which may impact our ability to market our products.

   We must obtain product certification from governmental agencies such as the Environmental Protection Agency and the California Air Resources Board to sell certain of our products in the United States. A primary portion of our future sales will depend upon sales of fuel management products that are certified to meet existing and future air quality and energy standards. We cannot assure that our products will continue to meet these standards. The failure to comply with these certification requirements could result in the recall of our products, civil penalties or criminal penalties.

   We anticipate that regulatory bodies will establish certification procedures and will impose regulations on our fuel cell enabling technologies, which may impact our ability to distribute, install and service these systems. Any new government regulation of our advanced fuel technologies, whether at the United States or foreign federal, state or local level, including any regulations relating to installation and servicing of these systems, may increase our costs and the price of our systems. As such, these regulations may have a negative impact on our revenue and profitability, and accordingly, harm our business, prospects, results of operations or financial condition.

New technologies could render our existing products obsolete.

   New developments in technology may negatively affect the development or sale of some or all of our products or make our products obsolete. We believe that our future success depends upon our ability to design, develop and market new or modified fuel delivery, fuel storage and electronic control products for internal combustion engines and fuel cell systems. Our ability to enhance existing products in a timely manner and to develop and introduce new products that incorporate new technologies, conform to increasingly stringent emission standards and performance requirements, and achieve market acceptance in a timely manner could negatively impact our competitive position. New product development or modification is costly, involves significant research, development, time and expense and may not necessarily result in the successful commercialization of any new products.

We depend on our intellectual property and our failure to protect that intellectual property could adversely affect our future growth and success.

   We rely on patent, trademark and copyright law, trade secret protection, confidentiality agreements and, if applicable, inventors rights agreements with our employees, customers, partners and others to protect our intellectual property for our alternative fuel and fuel cell enabling technologies. However, some of our intellectual property is not covered by any patent or patent application and, despite our precautions, it may be possible for third parties to obtain and use our intellectual property without authorization.

   We currently have over 30 domestic and foreign patents outstanding which will expire between November 2001 and October 2018. We also have one patent application outstanding in our fuel cell enabling technology. We do not know whether our pending patent applications will issue or, in the case of patents already issued or to be issued, that the claims allowed will be sufficiently broad to protect our technology or processes. Even if all our patent applications are issued and are sufficiently broad, they may be challenged or invalidated. We could incur substantial costs in prosecuting or defending patent infringement suits.

   Furthermore, the laws of some foreign countries may not protect intellectual property rights to the same extent as do the laws of the United States. It may be difficult for us to enforce certain of our intellectual property rights against third parties who may have acquired intellectual property rights by filing unauthorized applications in foreign countries to register the marks that we use because of their familiarity with our worldwide operations.

   We cannot assure you that we have been or will be completely successful in protecting our proprietary rights. Any infringement on any of our intellectual rights, especially in our developing fuel cell enabling technologies, could have an adverse effect on our ability to successfully develop and sell commercially competitive systems and components.

We are dependent on third party suppliers for the supply of key materials and components for our products.

   We have established relationships with third party suppliers, upon whom we rely to provide materials and components for our products, particularly the high strength fiber used in our light weight fuel storage tanks. A supplier's failure to supply materials or components in a timely manner, or to supply materials and components that meet our quality, quantity or cost requirements, or our inability to obtain substitute sources for these materials and components in a timely manner or on terms acceptable to us, could harm our ability to manufacture our products or could significantly raise our cost of producing our products. In particular, a delay in the delivery of high strength fiber from our current sole suppliers could result in a delay of the production of our products for up to three months, which could negatively impact our results of operations and business.

We may have difficulty managing the expansion of our product line to fuel cell enabling technologies.

   We currently anticipate a rapid expansion with respect to the development of our fuel cell enabling technologies. This expansion will require us to hire additional employees, increase the size of our current facilities and expand the scope of our operations, and is likely to place a significant strain on our management team and other resources. Difficulties in effectively managing the budgeting, forecasting and other processing control issues presented by this rapid expansion could harm our business, prospects, results of operations or financial condition.

Potential fluctuations in our financial results could cause our stock price to decline.

   Our revenues and operating results are subject to annual and quarterly fluctuations as a result of a variety of factors, including, without limitation:

  . budget cycles and funding arrangements of governmental agencies;

  . purchasing cycles of fleet operators;

  . the uncertainty of timing of deliveries of vehicles to be equipped;

  . the timing of implementation of government regulations promoting alternative fuel vehicles; and

  . general economic factors.

   It is possible that in one or more future quarters our operating results may fall below the expectations of securities analysts and investors. If this happens, the trading price of our common stock might be materially and adversely affected.

We could lose or fail to attract the personnel necessary to run our business.

   Our success depends in large part on our and our affiliates' ability to attract and retain key management, engineering, scientific, manufacturing and operating personnel, particularly Robert M. Stemmler, our President and Chief Executive Officer, Dale L. Rasmussen, our Senior Vice President and Secretary, and Syed Hussain, our Vice President of Technology and Automotive OEM division. As we develop our fuel cell business, we will require more technically skilled personnel. Recruiting personnel for the industries in which we are positioned is highly competitive and the failure to attract or retain qualified personnel could have a material adverse effect on our business.

Our failure to meet OEM specifications may hurt our business.

   We offer complete, integrated alternative fuel systems, which include tanks, brackets, electronics, software and all other engine components required to convert a motor vehicle to alternative fuels. Customers for these systems require that they meet OEM standards. These requirements have resulted in increased development, manufacturing, warranty and administrative costs. If these costs increase significantly, our profitability could be adversely affected. Our inability to meet OEM specifications at all, or on a timely basis, may hurt our relationships with OEMs.

We may be subject to increased warranty claims.

   In response to consumer demand, vehicle manufacturers have been providing and may continue to provide increasingly longer warranty periods for their products. As a consequence, these manufacturers require their suppliers, such as us, to provide correspondingly longer product warranties. As a result, we could incur substantially greater warranty claims in the future.

We may experience unionized labor disputes at OEM facilities.

   As we become more dependent on vehicle conversion programs with OEMs, we become increasingly dependent on OEM production and the associated labor forces at OEM sites. Labor unions represent most of the labor force at OEM facilities. Labor disputes could occur at OEM facilities and could adversely impact our direct OEM product sales. For example, in 1998, as a result of a strike at one of our OEM's facilities, we experienced a decline in sales of our products used in General Motors pick-up trucks.

Changes in environmental policies could hurt the market for our products.

   The market for alternative fueled vehicles and equipment, and the demand for our products are, to a significant degree, driven by local, state and federal regulations in the United States related to air quality and requiring purchase of motor vehicles and equipment to operate on alternative fuels. Our international business is also affected by similar foreign governmental regulations. These laws and regulations may change, which could result in transportation or equipment manufacturers abandoning their interest in alternative fueled and fuel cell powered vehicles. In addition, a failure by authorities to enforce current domestic and foreign laws or to adopt further environmental laws could limit demand for our products.

   Although many governments have identified the development of alternative energy sources, and in particular fuel cells as a significant priority, we cannot assure you that governments will not change their priorities or that any change they make would not materially affect our revenues or the development of our products.

We may be subject to litigation if our stock price is volatile.

   The stock market has, from time to time, experienced price and volume fluctuations. Many factors may cause the market price for our common stock to decline, perhaps substantially, following this offering, including:

  . failure to meet our product development and commercialization milestones;

  . demand for our common stock;

  . revenues and operating results failing to meet the expectations of securities analysts or investors in any quarter;

  . downward revisions in securities analysts' estimates or changes in general market conditions;

  . technological innovations by competitors or in competing technologies;

  . investor perception of our industry or our prospects; or

  . general technology or economic or regulatory trends.

   In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. We may be involved in a securities class action litigation in the future. This litigation often results in substantial costs and a diversion of management's attention and resources and could harm our business, prospects, results of operations or financial condition.

Provisions of Delaware law and of our charter and by-laws may make a takeover more difficult.

   Provisions in our certificate of incorporation and by-laws and in the Delaware corporate law may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt which our management and Board of Directors oppose. Public stockholders who might desire to participate in one of these transactions may not have an opportunity to do so. We also have a staggered Board of Directors, which makes it difficult for stockholders to change the composition of the Board of Directors in any one year. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change in control or to change our management and Board of Directors.

   In June 1999, we entered into a Stockholder Protection Rights Agreement which provided for a dividend of one right for each outstanding share of our common stock. Each right entitles the holder to purchase one share of our common stock at an exercise price of $45.00 per share. Upon the occurrence of some events, including a person or entity's acquisition of 15% or more of our common stock, each right will entitle the holder to purchase, at the exercise price, common stock with a value equal to twice the exercise price, which could cause substantial dilution. The rights agreement may have the effect of deterring, delaying or preventing a change in control that might otherwise be in our best interests or the best interests of our stockholders.

Future sales of our common stock could adversely affect our stock price.

   Substantial sales of our common stock, including shares issued upon exercise of our outstanding options in the public market following the offering of additional shares of our common stock under a Registration Statement on Form S-3 filed with the Securities and Exchange Commission on April 7, 2000 and amended on June 14, 2000, or the perception by the market that these sales could occur, could lower our stock price or make it difficult for us to raise additional equity capital in the future. After such offering, we will have 10,204,807 shares of common stock outstanding. Of these shares, the 2,500,000 shares sold in this offering will be freely tradeable. Of the remaining 7,704,807 shares, 4,831,080 shares which are currently freely tradeable will remain freely tradeable and 2,946,291 shares will be subject to 135 day lock-up agreements. In addition, up to 1,313,931 shares issuable upon the exercise of options outstanding as of May 31, 2000 may become available for sale in the public markets. The holders of 1,115,326 shares subject to the 135 day lock-up agreement have the right to require us to register some or all of those shares for sale after the expiration of the 135 day period. However, even if the holders do not require registration, the holders may sell a portion of their shares under the exemption afforded by Rule 144 promulgated by the Securities and Exchange Commission following the expiration of the 135 day period. The 135 day lock-up period may be shortened upon agreement by the underwriters. We cannot predict if future sales of our common stock, or the availability of our common stock for sale, will harm the market price for our common stock or our ability to raise capital by offering equity securities.

ITEM 7A--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Information relating to Quantitative and Qualitative Disclosures About Market Risk appear under the heading "Derivative Financial Instruments" which is included in Item 7, Management's Discussion and Analysis.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Information required by this Item is indexed in Part IV in Item 14.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None

                                    PART III

   The information required in Part III (Items 10, 11, 12 and 13) is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A or by an amendment hereto, in either case, no later than 120 days after the end of the fiscal year covered by this Form 10-K.

                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

   (1) Consolidated Financial Statements:

    Report of independent auditors
    Consolidated balance sheets as of April 30, 1999 and 2000
    Consolidated statements of income for the years ended April 30, 1998,
     1999, and 2000
    Consolidated statements of stockholders' equity for the years ended
     April 30, 1998, 1999 and 2000
    Consolidated statements of cash flows for the years ended April 30,
     1998, 1999 and 2000
    Notes to consolidated financial statements

   (2) Supplemental Financial Statement Schedules:

     Schedule II--Valuation accounts

     All other schedules are omitted because the information is not applicable or is not material, or because the information is included in the consolidated financial statements or the notes thereto.

   (3) Exhibits:

     See Exhibit List in Item 14(c) below.

(b) Reports on Form 8-K.

   No reports were filed on Form 8-K during the last quarter of the Company's fiscal year covered by this report.

(c) Exhibits

 2.1 Deed of Sale of Business by and among IMPCO Technologies Pty.         (8)
      Limited, as buyer, and Ateco Automotive Pty Limited, as seller, dated as of July 1, 1996.

 2.2 Deed of Release by and among IMPCO Technologies, Inc. and Ateco       (8)
      Automotive Pty Limited dated as of July 1, 1996.

 2.3 Shareholders Agreement for Gas Parts (NSW) Pty Limited by and among   (8)
      IMPCO Technologies Pty. Limited, Gas Parts Pty Limited and Gas
      Parts (NSW) Pty. Limited, dated as of July 4, 1996.

 3.1 Articles of Incorporation.                                            (1)

 3.2 Amended Certificate of Designation of AirSensors, Inc. establishing   (5)
      1993 Series 1 Preferred Stock.

 3.3 Certificate of Amendment of Certificate of Incorporation providing    (3)
      for limitation of directors' liability.

 3.4 Certificate of Amendment of Certificate of Incorporation providing    (6)
      for the decrease in authorized shares of common stock from
      50,000,000 to 25,000,000.

 3.5 Bylaws adopted July 22, 1998                                          (14)

 4.1 Stockholders' Protection Rights Agreement dated as of June 30, 1999   (13)
      between IMPCO Technologies, Inc. and ChaseMellon Stockholder
      Services, L.L.C., as Rights Agent.


 10.1   Lease between L-W Income Properties and IMPCO Technologies, Inc.   (2)
         dated May 10, 1989.

 10.2+  1989 Incentive Stock Option Plan.                                  (3)

 10.3+  1991 Executive Stock Option Plan dated November 5, 1991, among     (4)
         AirSensors, Inc., as the Company, and Bertram R. Martin, James
         J. Mantras and Dale L. Rasmussen, as Optionees.

 10.4   First Amendment to Lease dated April 19, 1993, between L-W         (6)
         Income Properties and IMPCO Technologies, Inc.

 10.5+  1993 Stock Option Plan for Non-employee Directors                  (7)

 10.6+  Amendment to 1989 Incentive Stock Option Plan                      (7)

 10.7+  1996 Incentive Stock Option Plan                                   (9)

 10.8+  1997 Incentive Stock Option Plan                                   (10)

 10.9   Lease between Klein Investments, Family Limited Partnership, as    (11)
         lessor, and IMPCO Technologies, Inc., as lessee, dated August
         18, 1997.

 10.10  Amendment date March 18, 1998 to Loan agreement dated October 7,   (11)
         1998 between Bank of America National Trust and Savings, as lender, and IMPCO Technologies, Inc., as the borrower.

 10.11  Amendment dated April 29, 1998 to Loan agreement dated October     (11)
         7, 1998 between Bank of America National Trust and Savings, as lender, and IMPCO Technologies, Inc., as the borrower.

 10.12  Loan Agreement for IMPCO Technologies, B.V. as borrower, and       (11)
         Bank of America National Trust and Savings Association, acting through its Amsterdam branch, as lender, dated as of April 27,
         1998.

 10.13  Loan Agreement dated September 11, 1998 between Bank of America    (12)
         National Trust and Savings Association, as lender, and IMPCO
         Technologies, Inc., as the borrower.

 10.14  Amendment to lease between Klein Investments, Family Limited       (14)
         Partnership, as lessor, and IMPCO Technologies, Inc., as
         lessee, dated March 9, 1999.

 10.15  Loan Agreement between IMPCO Tech Japan KK, as borrower, and,      (14)
         Hongkong and Shanghai Banking Corporation Ltd., Osaka Branch.,
         as lender, dated as of March 29, 1999.

 10.16+ Employment Agreement dated April 1, 1999, between IMPCO            (14)
         Technologies, Inc., as the Company, and Robert M. Stemmler, as
         the Employee.

 10.17  Amended Loan Agreement between IMPCO Technologies, Inc., as        (15)
         borrower and Bank of America N.A. as lender, dated September
         13, 1999.

 10.18+ Employment Agreement dated August 2, 1999, between IMPCO           (16)
         Technologies, Inc., as the company and William B. Olson as the employee.

 10.19  Amendment No. 3 to Business Loan Agreement by and between Bank     (16)
         of America, N.A. and IMPCO Technologies, Inc. dated as of June
         13, 2000.

 10.20  Lease dated as of March 31, 2000, by and between Braden Court      (17)
         Associates and IMPCO Technologies, Inc.
 22.1   Subsidiaries of the Company.                                       (14)

 23.1   Consent of Ernst & Young LLP.                                      (17)

 27     Financial Data Schedule                                            (17)

--------
 (1) Incorporated by reference from Form S-18 filed under Registration No. 33-4013-S.

 (2) Incorporated by reference from Form 10-K for fiscal year 1989.

 (3) Incorporated by reference from Form 10-K for fiscal year 1990.

 (4) Incorporated by reference from Form 10-K for fiscal year 1992.

 (5) Incorporated by reference from Form S-2, File no. 33-56610 declared effective March 9, 1993.

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

(12) Incorporated by reference from Form 10-Q for period ended October 31, 1998.

(13) Incorporated by reference from Form 8-K dated June 30, 1999 and filed as Exhibit (4).

(14) Incorporated by reference from Form 10-K for fiscal year 1999.

(15) Incorporated by reference from Form 10-Q for the period ended December 7, 1999.

(16) Incorporated by reference from Form S-3/A dated June 14, 2000.

(17) Filed herewith.

+    Management contract or compensatory plan or arrangement.

(d) Additional Financial Statements

   Not Applicable

SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          IMPCO Technologies, Inc.

                                              /s/  Robert M. Stemmler
                                          By: _________________________________
                                            Robert M. Stemmler,
                                            President and Chief Executive
                                            Officer
                                            Dated

   Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Signature                            Title                 Date
               ---------                            -----                 ----

      /s/  Robert M. Stemmler           Chief Executive Officer and   June 30, 2000
 ______________________________________  Chairman of the Board
           Robert M. Stemmler            (Principal Executive
                                         Officer)

       /s/  William B. Olson            Chief Financial Officer and   June 30, 2000
 ______________________________________  Treasurer (Principal
            William B. Olson             Financial Officer)

       /s/  Timothy S. Stone            Corporate Controller          June 30, 2000
 ______________________________________
            Timothy S. Stone

       /s/  Norman L. Bryan             Director                      June 30, 2000
 ______________________________________
            Norman L. Bryan

         /s/  Paul Mlotok               Director                      June 30, 2000
 ______________________________________
              Paul Mlotok

    /s/  Christopher G. Mumford         Director                      June 30, 2000
 ______________________________________
         Christopher G. Mumford

                                        Director                      June  , 2000
 ______________________________________
              Ulrich Ruetz

         /s/ Edward L. Scarff           Director                      June 30, 2000
 ______________________________________
            Edward L. Scarff

          /s/ Don J. Simplot            Director                      June 30, 2000
 ______________________________________
             Don J. Simplot

         /s/ Douglas W. Toms            Director                      June 30, 2000
 ______________________________________
            Douglas W. Toms

                            IMPCO TECHNOLOGIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Auditors............................................. F-2

Consolidated Balance Sheets................................................ F-3

Consolidated Statements of Income.......................................... F-5

Consolidated Statements of Stockholders' Equity............................ F-6

Consolidated Statements of Cash Flows...................................... F-7

Notes to Consolidated Financial Statements................................. F-8

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
IMPCO Technologies, Inc.

   We have audited the accompanying consolidated balance sheets of IMPCO Technologies, Inc. as of April 30, 1999 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended April 30, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IMPCO Technologies, Inc. at April 30, 1999 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Long Beach, California
May 31, 2000, except for the
 first paragraph of Note 3 as
 to which the date is June 13,
 2000.

                            IMPCO TECHNOLOGIES, INC.
                          Consolidated Balance Sheets

                                                          April 30,   April 30,
                                                            1999        2000
                                                         ----------- -----------
                         ASSETS
Current assets:
  Cash.................................................. $ 2,009,208 $ 3,012,236
  Accounts receivable...................................  22,209,363  30,837,388
   Less allowance for doubtful accounts.................     535,824     565,597
                                                         ----------- -----------
    Net accounts receivable.............................  21,673,539  30,271,791
  Inventories:
    Raw materials and parts.............................  10,694,453  18,506,961
    Work-in-process.....................................   1,208,423     836,308
    Finished goods......................................  10,804,309  13,628,649
                                                         ----------- -----------
     Total inventories..................................  22,707,185  32,971,918
  Deferred tax assets...................................   3,474,387   4,237,571
  Income taxes receivable...............................          --     134,983
  Other current assets..................................   2,255,227   2,756,473
                                                         ----------- -----------
   Total current assets.................................  52,119,546  73,384,972

Equipment and leasehold improvements:
  Dies, molds and patterns..............................   5,746,955   6,537,110
  Machinery and equipment...............................   7,293,593   8,340,978
  Office furnishings and equipment......................   6,110,079   7,191,795
  Automobiles and trucks................................     500,057     542,157
  Leasehold improvements................................   2,965,366   3,461,098
                                                         ----------- -----------
                                                          22,616,050  26,073,138
  Less accumulated depreciation and amortization........  12,730,976  15,507,208
                                                         ----------- -----------
    Net equipment and leasehold improvements............   9,885,074  10,565,930

Intangibles arising from acquisitions...................  15,593,672  15,758,461
  Less accumulated amortization.........................   4,576,369   5,271,918
                                                         ----------- -----------
  Net intangibles arising from acquisitions.............  11,017,303  10,486,543

Other assets............................................     540,239     578,568
                                                         ----------- -----------
                                                         $73,562,162 $95,016,013
                                                         =========== ===========

          See accompanying notes to consolidated financial statements.

                            IMPCO TECHNOLOGIES, INC.
                          Consolidated Balance Sheets
                                  (Continued)


                                                       April 30,    April 30,
                                                         1999         2000
                                                      -----------  -----------
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................... $ 8,294,977  $13,652,011
  Accrued payroll obligations........................   2,493,402    3,942,028
  Income taxes payable...............................   1,261,009           --
  Other accrued expenses.............................   1,356,803    2,341,567
  Current maturities of long-term debt and capital
   leases............................................   3,485,376    3,820,697
                                                      -----------  -----------
   Total current liabilities.........................  16,891,567   23,756,303
Lines of credit......................................   5,551,300   18,808,699
Term loans...........................................   5,411,326    3,014,257
Capital leases.......................................   2,102,173    1,521,199
Deferred tax liabilities.............................     828,852      745,154

Minority interest....................................   1,327,825    1,791,058

Commitments and Contingencies                                  --           --

Stockholders' equity:
  Common stock, $.001 par value, authorized
   25,000,000 shares; 8,571,807 issued and
   outstanding at April 30, 2000 (8,408,481 at April
   30, 1999).........................................       8,408        8,572
  Additional paid-in capital.........................  45,375,995   47,539,037
  Shares held in trust...............................     (68,946)    (110,320)
  Retained earnings (accumulated deficit)............  (2,397,813)     667,683
  Accumulated other comprehensive income.............  (1,468,525)  (2,725,629)
                                                      -----------  -----------
   Total stockholders' equity........................  41,449,119   45,379,343
                                                      -----------  -----------
                                                      $73,562,162  $95,016,013
                                                      ===========  ===========

          See accompanying notes to consolidated financial statements.

                            IMPCO TECHNOLOGIES, INC.
                       Consolidated Statements of Income

                                                Fiscal Year Ended April 30
                                           ------------------------------------
                                              1998        1999         2000
                                           ----------- ----------- ------------
Revenue:
  Product sales........................... $62,209,310 $75,820,926 $103,417,448
  Contract revenue........................   8,873,554  11,005,528    9,398,305
                                           ----------- ----------- ------------
   Net revenue............................  71,082,864  86,826,454  112,815,753
Costs and expenses:
  Cost of product sales...................  38,173,943  52,178,542   69,798,833
  Research and development expense........  12,061,609  11,611,758   15,576,475
  Selling, general and administrative
   expense................................  13,729,352  16,133,080   21,343,333
                                           ----------- ----------- ------------
   Total costs and expenses...............  63,964,904  79,923,380  106,718,641
Operating income..........................   7,117,960   6,903,074    6,097,112
Interest expense..........................     934,825   1,169,830    1,442,144
Gain on sale of 49% interest in
 subsidiary...............................          --   2,169,405           --
                                           ----------- ----------- ------------
Income before income taxes, minority
 interest in income of consolidated
 subsidiaries and dividends...............   6,183,135   7,902,649    4,654,968
Provision for income taxes................     907,516   1,501,503    1,126,239
Minority interest in income of
 consolidated subsidiaries................     410,554      70,532      463,233
                                           ----------- ----------- ------------
Net income before dividends on preferred
 stock....................................   4,865,065   6,330,614    3,065,496
Dividends on preferred stock..............     594,997     530,542           --
                                           ----------- ----------- ------------
Net income applicable to common stock..... $ 4,270,068 $ 5,800,072 $  3,065,496
                                           =========== =========== ============
Net income per share:
  Basic................................... $      0.67 $      0.80 $       0.36
                                           =========== =========== ============
  Diluted................................. $      0.60 $      0.71 $       0.33
                                           =========== =========== ============
Number of shares used in per share
 calculation:
  Basic...................................   6,333,769   7,293,160    8,489,229
                                           =========== =========== ============
  Diluted.................................   8,155,476   8,975,629    9,232,299
                                           =========== =========== ============

          See accompanying notes to consolidated financial statements.

                            IMPCO TECHNOLOGIES, INC.
                Consolidated Statements Of Stockholders' Equity

                                              Fiscal Year Ended April 30
                                         --------------------------------------
                                             1998         1999         2000
                                         ------------  -----------  -----------
1993 Series 1 Preferred Stock (none
 authorized at April 30, 1999):
  Beginning balance....................  $  5,650,000  $ 5,650,000           --
  Preferred stock conversion...........            --   (5,650,000)          --
                                         ------------  -----------  -----------
    Ending balance.....................     5,650,000           --           --

Common Stock:
  Beginning balance....................         5,815        7,092  $     8,408
  Issuance of common stock (57,795,
   192,116 and 163,326 shares,
   respectively) resulting from the
   exercise of options pursuant to the
   stock option plans..................            58          192          164
  Issuance of common stock (1,124,764
   shares) under preferred stock
   conversion..........................            --        1,124           --
  Issuance of common stock (1,219,218)
   resulting from the exercise of
   warrants............................         1,219           --           --
                                         ------------  -----------  -----------
    Ending balance.....................         7,092        8,408        8,572

Additional Paid-in Capital:
  Beginning balance....................    29,342,121   38,386,357   45,375,995
  Issuance of common stock resulting
   from the exercise of options
   pursuant to the stock option plans..       194,271    1,433,763    1,173,088
  Issuance of common stock under
   preferred stock conversion..........            --    5,648,875           --
  Issuance of common stock resulting
   from the exercise of warrants.......     8,453,063           --           --
  Reduction in current tax liability
   related to stock options............       303,902           --      989,954
  Other................................        93,000      (93,000)          --
                                         ------------  -----------  -----------
    Ending balance.....................    38,386,357   45,375,995   47,539,037
Shares held in trust for deferred
 compensation plan, at cost
 (2,572, 2,395 and 2,878 shares,
 respectively).........................       (36,759)     (68,946)    (110,320)
Retained earnings (accumulated deficit)
  Beginning balance....................   (12,467,953)  (8,197,885)  (2,397,813)
  Net income applicable to common
   stock...............................     4,270,068    5,800,072    3,065,496
                                         ------------  -----------  -----------
    Ending balance.....................    (8,197,885)  (2,397,813)     667,683

Accumulated Other Comprehensive Income:
  Beginning balance....................      (458,061)  (1,503,454)  (1,468,525)
  Foreign currency translation
   adjustment..........................    (1,045,393)      34,929   (1,257,104)
                                         ------------  -----------  -----------
    Ending balance.....................    (1,503,454)  (1,468,525)  (2,725,629)
                                         ------------  -----------  -----------
Total stockholders' equity.............  $ 34,305,351  $41,449,119  $45,379,343
                                         ============  ===========  ===========
Comprehensive Income:
  Net income...........................  $  4,270,068  $ 5,800,072  $ 3,065,496
  Foreign currency translation
   adjustment..........................    (1,045,393)      34,929   (1,257,104)
                                         ------------  -----------  -----------
Comprehensive Income...................  $  3,224,675  $ 5,835,001  $ 1,808,392
                                         ============  ===========  ===========


          See accompanying notes to consolidated financial statements.

                            IMPCO TECHNOLOGIES, INC.
                     Consolidated Statements of Cash Flows

                                                  Year Ended April 30
                                          -------------------------------------
                                             1998         1999         2000
                                          -----------  -----------  -----------
Cash flows from operating activities:
 Net income.............................  $ 4,865,065  $ 6,330,614  $ 3,065,496
 Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
  Amortization of intangibles arising
   from acquisitions....................      455,645      691,419      736,937
  Depreciation and other amortization...    2,457,679    2,749,704    3,047,342
  (Gain) loss on disposal of assets.....       30,926     (106,515)     (74,343)
  Gain on sale of 49% interest in
   subsidiary...........................           --   (2,169,405)          --
  Deferred income taxes.................      372,856    1,045,535     (846,882)
  Increase in accounts receivable.......   (3,396,372)  (7,636,517)  (9,452,278)
  Increase in inventories...............   (3,665,033)  (2,319,450) (11,195,075)
  Increase in accounts payable..........    1,178,829    2,941,749    5,862,387
  Increase (decrease) in accrued
   expenses.............................     (806,387)    (594,045)   2,377,404
  Minority interests in income of
   consolidated subsidiaries............      410,554       70,532      463,233
  Other, net............................     (396,229)    (563,867)    (624,158)
                                          -----------  -----------  -----------
Net cash provided by (used in) operating
 activities.............................    1,507,533      439,754   (6,639,937)

Cash flows from investing activities:
 Purchases of equipment and leasehold
  improvements..........................   (3,219,766)  (2,797,787)  (3,682,595)
 Purchases of businesses................   (2,813,197)  (5,831,412)    (410,927)
 Proceeds from sale of 49% interest in
  subsidiary............................           --    3,500,000           --
 Proceeds from sales of equipment.......      270,001      587,456      102,802
                                          -----------  -----------  -----------
Net cash used in investing activities...   (5,762,962)  (4,541,743)  (3,990,720)

Cash flows from financing activities:
 Increase (decrease) in borrowings under
  lines of credit.......................   (2,407,382)   2,454,928   14,264,949
 Payments on notes payable..............     (328,839)          --           --
 Payments on term loans.................   (4,074,197)  (5,501,361)  (2,733,967)
 Proceeds from issuance of bank term
  loans.................................    3,992,521    6,631,560           --
 Payments of capital lease obligations..     (461,023)    (934,182)    (769,395)
 Proceeds from issuance of common
  stock.................................    8,924,568    1,400,297    1,131,878
 Dividends on preferred stock...........     (594,997)    (530,542)          --
                                          -----------  -----------  -----------
Net cash provided by financing
 activities.............................    5,050,651    3,520,700   11,893,465
Translation adjustment..................     (153,256)     (27,372)    (259,780)
Net increase (decrease) in cash.........      641,966     (608,661)   1,003,028
Cash at beginning of period.............    1,975,903    2,617,869    2,009,208
                                          -----------  -----------  -----------
Cash at end of period...................  $ 2,617,869  $ 2,009,208  $ 3,012,236
                                          ===========  ===========  ===========


          See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   (a) Basis of presentation and description of the business--The consolidated financial statements of IMPCO Technologies, Inc. ("IMPCO" or the "Company") include the accounts of the Company and its majority owned subsidiary IMPCO-BERU Technologies B.V. ("IMPCO BV"), its majority owned subsidiary Grupo I.M.P.C.O. Mexicano, S. de R.L. de C.V. ("IMPCO Mexicano") and its wholly-owned subsidiaries IMPCO Technologies, Pty. Limited ("IMPCO Pty") and IMPCO Tech Japan K.K. ("IMPCO Japan"). All significant intercompany accounts and transactions have been eliminated in consolidation.

   The Company is a designer, manufacturer and supplier of fuel storage, fuel delivery and electronic control systems that allow internal combustion engines and fuel cells to operate using clean fuels such as hydrogen, propane, natural gas and methanol.

   (b) Inventories--Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method while market is determined by replacement cost for raw materials and parts and net realizable value for work-in-process and finished goods.

   (c) Property, plant and equipment--Property, plant and equipment are stated on the basis of historical cost. Depreciation of equipment is provided using the straight-line method over the assets' estimated useful lives, ranging from three to seven years. Amortization of leasehold improvements, and equipment financed by the Company's capital lease facility or capital expenditure facility, is provided using the straight-line method over the shorter of the assets' estimated useful lives or the lease terms.

   (d) Intangibles arising from acquisitions--Intangibles arising from acquisitions, primarily goodwill, are recorded based on the excess of the cost of the acquisition over amounts assigned to tangible assets and liabilities. Intangible assets arising from acquisitions are amortized using the straight-line method over their estimated lives of twenty years.

   (e) Warranty costs--Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience.

   (f) Research and development costs--Research and development costs are charged to expense as incurred. Equipment used in research and development with alternative future uses is capitalized.

   (g) Revenue recognition--Revenue is recognized on product sales when goods are shipped in accordance with the Company's shipping terms. Contract revenue for customer funded research and development is principally recognized by the percentage of completion method. Amounts expected to be realized on contracts are based on the Company's estimates of total contract value and costs at completion. These estimates are reviewed and revised periodically throughout the lives of the contracts. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB 101. SAB 101 summarizes certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company evaluated the effect of SAB 101, which did not result in any material change to their revenue recognition policies.

   (h) Minority interests in subsidiaries--The balance sheet amounts in minority interest at April 30, 2000 represent 49% of the equity held by the single minority stockholder in IMPCO BV, 10% of the equity held by the single minority stockholder in IMPCO Mexicano, 49% of the equity held by the single minority stockholder in IMPCO SA, a subsidiary of IMPCO Pty, and 49% of the equity held by the single minority stockholder in IMPCO Fuel Systems. Minority interests represents the minority stockholder's proportionate share of equity in those subsidiaries.

   (i) Net income per share--Basic income per share is computed by dividing net income applicable to common stock by the weighted average shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock outstanding, all common stock equivalents, and if dilutive, shares issued upon conversion of preferred stock.

   (j) Stock based compensation--In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting of Stock Based Compensation," which established accounting and reporting standards for stock based employee compensation plans effective after fiscal year 1996. SFAS 123 encourages entities to adopt the fair value based method of accounting; however it also allows an entity to continue to measure compensation cost using the intrinsic value based method prescribed by Accounting Principles Board No. 25. Such entities who elect to remain on the "intrinsic value based" method must make certain pro forma disclosures as if the new fair value method had been applied. At this time, the Company has not adopted the recognition provision of SFAS 123, but has provided pro forma disclosures (see note 7).

   (k) Impairment of long-lived assets and long-lived assets to be disposed of--Impairment losses are recorded on long-lived assets used in operations when an indicator of impairment (significant decrease in market value of an asset, significant change in extent or manner in which the asset is used or significant physical change to the asset) is present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company has not experienced any significant changes in the business climate or in the use of assets that would require the Company to write down the value of the assets recorded in the balance sheet.

   (l) Use of estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   (m) Reclassifications--Certain prior year amounts have been reclassified to conform to current presentations.

   (n) Foreign currency translation--Assets and liabilities of the Company's foreign subsidiaries are generally translated at current exchange rates, and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a foreign currency component of other comprehensive income in stockholders' equity.

   Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except those transactions that operate as a hedge of an identifiable foreign currency commitment, are included in the results of operations and cash flows as incurred.

   (o) Financial instruments--The Company's financial instruments recorded on the balance sheet include short-term bank debt and long-term bank debt. At April 30, 2000 off balance sheet derivative financial instruments included interest rate swap agreements (see note 4).

   The Company enters into foreign currency forward contracts to hedge indentifiable foreign currency commitments. Foreign currency contracts reduce the Company's exposure to unfavorable fluctuations in foreign currencies versus the U.S. dollar. Realized gains and losses on these contracts are included in the measurement of the related foreign currency transaction. No such contracts were outstanding at April 30, 2000.

   Interest rate swap agreements are used by the Company to manage interest rate risk on its floating rate debt portfolio. Each interest rate swap is matched as a hedge against a specific debt instrument and has the same notional amount and tenor as the related debt instrument principal.

Accounting Pronouncements

   The Financial Accounting Standards Board has issued certain Statements of Financial Accounting Standards (SFAS) that are applicable to the Company. SFAS 133, "Accounting for Derivative Instruments and for Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. SFAS 133 requires derivatives to be recorded on the balance sheet at fair value and establishes special accounting for the following three types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments (referred to as fair value hedges); hedges of the variable cash flows of forecasted transactions (cash flow hedges); and hedges of foreign currency exposures of net investments in foreign operations. The accounting treatment and criteria for each of the three types of hedges is unique. Changes in fair value of derivatives that do not meet the criteria of one of these three categories of hedges would be included in income. SFAS 133 was amended by SFAS 137, which delayed its effective date. The Company has not determined what impact, if any, it will have on its financial position, results of operations and cash flows. Currently, the Company does not anticipate adopting this standard before May 1, 2001.

   The Financial Accounting Standards Board has also recently issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." The Interpretation addresses implementation practice issues in accounting for compensation costs under existing rules prescribed by Accounting Principles Board No. 25. The new rules are applied prospectively to all new awards, modifications to outstanding awards and changes in grantee status after July 1, 2000, with certain exceptions. The Company is considering the effects these changes make and will implement any changes to its plans as deemed appropriate.

2. ACQUISITIONS

   Ateco Automotive Pty. Ltd. On July 1, 1996, the Company acquired certain operating assets of Ateco Automotive Pty. Ltd. ("Ateco") for approximately US$6,500,000. Ateco, an Australian private company, has distributed IMPCO's gaseous fuel carburetion systems and related devices for use with internal combustion engines since 1969 through its Gas Division near Melbourne, Australia.

   In order to effectuate the transaction, IMPCO established a wholly-owned subsidiary in Australia, IMPCO Pty. The acquisition of Ateco was accounted for under the purchase method of accounting and the acquired operations have been included in the consolidated financial statements since the date of acquisition. The assets acquired by IMPCO Pty primarily consist of accounts receivable, inventories, equipment, a note, business goodwill, distribution rights in Australia, and a 50% interest in Ateco's sub-distributor, Gas Parts, NSW. The Company recognized approximately $3,601,000 of intangible assets arising from the acquisition.

   IMPCO Technologies B.V. On October 31, 1995, the Company acquired 51% of the outstanding stock of Media, a private company in the Netherlands, from Centradas B.V., a private company in the Netherlands, for cash in the amount of fl.3,187,500 (US$2,023,000). IMPCO BV services the European marketplace from its headquarters in the Netherlands and through its subsidiaries in Germany, France and the United Kingdom.

   The acquisition of IMPCO BV has been accounted for under the purchase method of accounting and has been included in the consolidated financial statements since the date of acquisition. The Company recognized $2,100,000 of intangible assets arising from the acquisition. On May 1, 1998 the Company purchased the remaining 49% of IMPCO BV from Depa Holding B.V. for fl.1,400,000 (US$692,521).

   On January 28, 1999, the Company sold this 49% interest in IMPCO BV to BERU Aktiengesellschaft, an international OEM and aftermarket supplier of diesel and automotive engine components and systems, for $3,500,000 in cash. The Company recorded a pre-tax gain of $2,169,000 and an after-tax gain of $1,757,000, or $0.20 per share on a diluted basis.

   Algas Carburetion. On December 5, 1997, the Company purchased certain manufacturing equipment and inventory of the Algas Carburetion Division of PGI International. The purchase price of US$2,400,000 was paid in cash. On the same day, the Company acquired a 90% interest in Industrias Mexicanas de Productos de

Combustibles, S. de R.L. de C.V. The purchase price of $961,000 was paid in cash. Immediately prior to the Company's acquisition of a 90% ownership interest in IMPCO Mexicano. IMPCO Mexicano acquired certain operating assets of the carburetion division of Algas Mexicana, de R.L. de C.V.

   Edo Canada, Ltd. On December 12, 1997, the Company purchased from the bankruptcy trustee of EDO Canada, Ltd. certain development, testing, quality control and manufacturing equipment used for the manufacture of storage tanks for compressed natural gas. The purchase price was US$790,000.

   Gas Parts (NSW) Pty. Ltd. On January 31, 1998, the Company's wholly-owned subsidiary, IMPCO Pty, acquired the remaining 50% ownership interest in Gas Parts for A$225,000 (US$148,500) in cash. This acquisition was accounted for using the purchase method of accounting for step-acquisitions. Excess purchase price over fair market value of the underlying assets was allocated to goodwill.

   Crusader Engine Division. On December 4, 1998, the Company acquired certain operating assets of the Crusader Engine division of Thermo Power Corporation, a subsidiary of Thermo Power Electron Corporation, for approximately $3,880,000. The Crusader Engine division provides engine dressing and related devices for material handling engines. These assets currently comprise the Company's Industrial Engine Systems business. This acquisition was accounted for under the purchase method of accounting and has been included in the consolidated financial statements since the date of acquisition. Goodwill of approximately $662,000 was recognized with tangible net assets acquired consisting of $2,500,000 in inventory and $718,000 in fixed assets.

   Mikuni Corporation. In March 1999, the Company purchased a dormant company in Japan for US$126,000 in order to establish IMPCO Japan. On March 31, 1999, IMPCO Japan, purchased certain manufacturing equipment and inventory of the Fukuoka Division of Mikuni Corporation. The purchase price of US$1,325,000 was paid in cash. This acquisition was accounted for under the purchase method of accounting and has been included in the consolidated financial statements since the date of acquisition. Goodwill of approximately $944,000 was recognized with tangible net assets acquired consisting of $362,000 in inventory and $19,000 in fixed and other assets.

   IMPCO Fuel Systems. In March 2000, the Company's subsidiary, IMPCO Technologies, Pty Ltd, and LPM Corporation Pty Ltd, a corporation incorporated under the laws of the state of New South Wales, Australia, established IMPCO Fuel Systems, a corporation incorporated under the laws of the state of New South Wales, Australia. IMPCO Technologies, Pty Ltd has a 51% ownership interest in IMPCO Fuel Systems and paid $300,000 in the purchase of goodwill of LPM's gaseous fuel equipment business and $110,000 in certain assets, inventory and equipment of LPM. This acquisition was accounted for under the purchase method of accounting and has been included in the consolidated financial statements since the date of acquisition.

   The unaudited pro forma financial information reflects the consolidated results of operations of the Company as if the aforementioned fiscal year 1999 and 2000 acquisitions had taken place at the beginning of the respective periods. The pro forma information includes adjustments for the interest expense that would have been incurred to finance the acquisitions, additional depreciation based on the fair value of the property, plant and equipment acquired and the amortization of intangibles arising from the transactions. The pro forma information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates.

                                                                 Fiscal Years
                                                                Ended April 30
                                                               ----------------
                                                                1999     2000
                                                               ------- --------
                                                                 (unaudited)
Revenue....................................................... $95,596 $114,818
Net earnings..................................................   5,873    3,095
Earnings per share--Basic..................................... $  0.81 $   0.36
Earnings per share--Diluted................................... $  0.72 $   0.34

3. DEBT PAYABLE

   The Company's debt payable is summarized as follows:

                                                         Fiscal years ended
                                                              April 30
                                                       -----------------------
                                                          1999        2000
                                                       ----------- -----------
(a) Bank of America NT&SA
    Revolving line of credit.......................... $ 5,360,000 $15,550,000
    Mexican peso line of credit.......................     107,000     851,000
    Term loans for acquisitions.......................   4,875,000   3,028,000
    Capital lease and expenditure facilities..........   2,928,000   4,843,000
    IMPCO BV term loan................................   1,714,000   1,043,000
(b) Credit facility--Mees Pierson.....................          --          --
(c) The Hong Kong and Shanghai Banking Corporation
 Ltd.
    Term loan for acquisition of Mikuni...............   1,341,000   1,183,000
    Line of credit....................................      84,000     555,000
Other.................................................     141,000     112,000
                                                       ----------- -----------
                                                        16,550,000  27,165,000
Less current portion..................................   3,485,000   3,821,000
                                                       ----------- -----------
                                                       $13,065,000 $23,344,000
                                                       =========== ===========

 (a) Bank of America NT&SA

   At April 30, 2000 the Company has a credit facility with Bank of America NT&SA, as amended on June 13, 2000. This facility includes a $22 million revolving line of credit (due August 31, 2001), a $5,000,000 non-revolving line of credit for future capital expenditures (due August 31, 2000) and a Mexican peso line of credit equivalent to $3,000,000 (due August 31, 2001) for IMPCO Mexicano. Those portions of the credit facility that are due August 31, 2000 have an option to convert each of them to a term loan payable in five years. The Company intends to exercise this option. Additionally, it is management's intent to renew the amount of its present long-term obligation under the revolving line of credit for an uninterrupted period extending beyond one year from the balance sheet date.

   Including the revolving line of credit, the capital expenditures facilities, the capital lease facility, the standby letter of credit and the acquisition facilities, the total Bank of America NT&SA credit facility was approximately $38,239,000 at April 30, 2000. Details about each of the components of the Company's credit facility at April 30, 2000 follows.

   Revolving Line of Credit. The $22 million revolving line of credit bears interest, payable monthly, at a fluctuating rate per annum equal to the Bank's reference rate minus one-half to one-quarter of one percentage point, depending on certain financial ratios, as defined. Alternatively, the Company may elect to have all or portions of the line based on an offshore rate, which may also vary depending on certain financial ratios, as defined. At April 30, 2000, the outstanding line of credit balance was $15,550,000, which was subject to the offshore rate at a weighted average of 7.51%.

   The line of credit may be used for financing commercial letters of credit with a maximum maturity of 180 days and standby letters of credit with a maximum maturity of five years not to extend beyond August 30, 2002. The amount of letters of credit outstanding at any one time may not exceed $1,000,000 for commercial letters of credit and $750,000 for standby letters of credit. The maximum amount available at any one time on the revolving line of credit and the commercial letters of credit is $22,000,000. At April 30, 2000, a standby letter of credit totaling $375,000 was outstanding.

   Mexican peso line of credit. The Mexican peso line of credit at April 30, 2000 totaled $851,000 and was subject to a rate based on the Bank of America Mexico (BAMSA) cost of funds plus 1.50% or 18.50%.

   Term Loans for Acquisitions. All term loans bear interest, payable on a monthly basis, at the Bank's reference rate and mature through fiscal 2003. The Company may elect to have all or portions of the term loan bear interest at an alternative interest rate agreed upon by the Bank and IMPCO for periods of not less than 30 days nor more than one year. The alternative interest rate is based on the offshore rate plus 1.50% or 1.75%. Each alternative rate portion must be for an amount not less than $500,000 and may not include any portion of principal that is scheduled to be repaid before the last day of the applicable interest period. The Company has entered into two interest rate swap agreements with Bank of America NT&SA to fix the interest rate on certain facilities. At April 30, 2000, the total outstanding balance was approximately $3,028,000, which bore a weighted average interest rate of 7.73%.

   Capital Lease and Expenditure Facilities. The company has a capital lease facility and a capital expenditure line of credit. At April 30, 2000 no further borrowings were available under the capital lease. At April 30, 2000, all draws under the capital lease facility were subject to the variable rate of interest based upon the three month LIBOR plus a spread. The Company entered into a 59-month interest rate swap agreement with Bank of America NT&SA ending April 15, 2003 that fixes the interest rate for the various fundings. At April 30, 2000, approximately $2,168,000 was outstanding under this facility, of which approximately $398,000 was fixed at 8.50% and approximately $802,000 was fixed at 8.20%. The remaining balance of approximately $968,000 was subject to the variable rate of interest based on Bank of America's London Branch 3-month LIBOR rate plus 2.15 percentage points (8.5% as of April 30, 2000). If the Company exercises an early termination option before the scheduled expiration date of a capital lease, a termination charge will be assessed based on a sliding percentage (not to exceed 3%) of the balance on the lease at time of termination.

   The Company has a $5,000,000 non-revolving capital expenditure line of credit. This line of credit bears interest at the Bank's reference rate or an optional offshore rate. The line matures on August 31, 2000 at which time the Company will repay principal in 20 successive quarterly installments, starting on the last day of the third month after funding. The line may be prepaid, in whole or in part, at any time. At April 30, 2000, the total outstanding balance was approximately $2,675,000, bearing interest at 7.8%.

   Standby Letter of Credit. In order to secure yen denominated credit facilities for IMPCO Japan, the Company was required to post a standby letter of credit for the total available credit facility granted by the Hong Kong and Shanghai Banking Corporation Ltd., Osaka Branch. The original amount of the facility is (Yen)220,000,000 (US$1,833,000) and will decrease quarterly as payments are made on the underlying outstanding debt. The cost of the facility is 1.00% per annum of the amount outstanding. On April 30, 2000, the amount outstanding under the standby letter of credit was $1,737,000.

   IMPCO BV Term Loan. The Company has a credit facility with Bank of America NT&SA through its Amsterdam branch. which bears interest, payable on a monthly basis, at the Euro Interbank Offered Rate for the corresponding period of the advance, plus 1.50%. The term loan may be prepaid, with payments applied in inverse order of maturity, in whole or in part, at any time. At April 30, 2000, the outstanding balance of fl.2,520,000 (US$1,043,000) bore an interest rate of 5.60%.

   Loan Covenants And Collateral. The Bank's credit facility contains certain restrictions and financial covenants, including liquidity, tangible net worth and cash flow coverage thresholds, as well as limitations on other indebtedness, and is secured by substantially all of the Company's assets. At April 30, 2000, the Company was in compliance with all covenants.

 (b) Credit Facility--Mees Pierson

   In February 1996, IMPCO BV secured a fl.3,000,000 (US$1,440,300) revocable credit facility with Mees Pierson, a financial institution in the Netherlands. The interest rate is determined weekly based on a weighted average of several money market indices. IMPCO BV's borrowings under this facility may not exceed the combined total of a specified amount of its accounts receivable (70% of book value) and inventory (50% of book value). At April 30, 2000, the interest rate was 5.25% and there was no outstanding balance.

 (c) The Hong Kong and Shanghai Banking Corporation Ltd.

   Term Loan for the Acquisition of Mikuni. On March 29, 1999, IMPCO Japan secured a (Yen)160,000,000 (US$1,490,000) term loan facility with the Hong Kong and Shanghai Banking Corporation Ltd., Osaka Branch. This term loan bears interest, payable on a quarterly basis, at the Euroyen London Interbank Offer Rate plus 1.60% and matures in fiscal year 2004. The Company may elect to lock the interest rate on the loan for periods of not less than 30 days nor more than 6 months. At April 30, 2000, the outstanding loan balance of
(Yen)128,000,000 (US$1,183,000) bore an interest rate of 1.737%.

   Line of Credit. On March 29, 1999, IMPCO Japan secured a (Yen)60,000,000 (US$559,000) revolving line of credit facility with the Hong Kong and Shanghai Banking Corporation Ltd., Osaka Branch. This facility bears interest, payable on a quarterly basis, at the Euroyen London Interbank Offer Rate plus 1.60% and matures in fiscal year 2001. The Company may elect to lock the interest rate on the loan for periods of not less than 30 days nor more than 6 months. At April 30, 2000, the outstanding loan balance of (Yen)60,000,000 (US$555,000) bore a weighted average interest rate of 1.726%. It is management's intent to renew the line of credit for an uninterrupted period extending beyond one year from the balance sheet date.

   Annual maturities of long-term debt, excluding capital leases (see Note 6) for the five years subsequent to May 1, 2000 are as follows: 2001--$3,061,000; 2002--$18,378,000; 2003--$1,812,000; 2004--$831,000; 2005--$535,000; and
thereafter--$268,000.

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

   Foreign Currency Management. The results and financial condition of the Company's international operations are affected by changes in exchange rates between certain foreign currencies and the U.S. Dollar. The Company's exposure to fluctuations in currency exchange rates has increased as a result of the growth of its international subsidiaries. The functional currency for all of the Company's international subsidiaries is the local currency of the subsidiary. An increase in the value of the U.S. Dollar increases costs incurred by the subsidiaries because most of its international subsidiaries' inventory purchases are U.S. Dollar denominated. The Company monitors this risk and attempts to minimize the exposure through forward currency contracts and the management of cash disbursements in local currencies. The Company uses forward currency contracts, which typically expire within one year, to hedge payments of identifiable foreign currency commitments by its international subsidiaries. Realized gains and losses on these contracts are included in the measurement of the related foreign currency. At April 30, 2000, the Company had no forward currency contracts outstanding.

   The Company seeks to manage its foreign currency economic risk by minimizing its U.S. Dollar investment in foreign operations using foreign currency term loans and lines of credit to finance the operations of its foreign subsidiaries.

   Interest Rate Management. The Company uses interest rate swap agreements with Bank of America NT&SA to manage its exposure to interest rate changes and stabilize the cost of borrowed funds. When an agreement is executed, the interest rate swap is matched as a hedge to a specific debt instrument and has the same notional amount and tenor as the related debt instrument principal. Since the interest rate instruments effectively hedge the underlying interest rate exposure, the net cash amounts paid or received on the agreements are accrued and recognized as an adjustment to interest expense. At April 30, 2000, the Company had approximately $3.6 million in fixed interest rate agreements and loans and leases secured under these fixed interest rate agreements had a weighted-average fixed interest rate of 7.94%. Absent these fixed rate agreements, the weighted-average variable rate for this debt would have been 8.26%. The fair value of these instruments is based on estimated current settlement cost. At April 30, 2000, the fair value of interest rate swap agreements was approximately $45,000.

   Fair Value of Financial Instruments. Because of the short maturity, short-term bank debt approximates fair value. The fair value of the Company's long-term debt is estimated using discounted cash flows based on the Company's incremental borrowing rates for similar types of borrowings. At April 30, 2000, the fair value of the Company's long-term debt approximated carrying value.

5. INCOME TAXES

   The provision for income taxes consists of the following:

                                                 Fiscal years ended April 30
                                                -------------------------------
                                                  1998      1999        2000
                                                -------- ----------  ----------
Current:
  Federal...................................... $ 90,759 $1,949,698  $  715,274
  State........................................   36,314    106,665     258,787
  Foreign......................................  208,556    412,399     999,060
                                                -------- ----------  ----------
                                                 335,629  2,468,762   1,973,121

Deferred:
  Federal & State..............................  571,887   (967,259)   (846,882)
                                                -------- ----------  ----------
Total provision for income taxes............... $907,516 $1,501,503  $1,126,239
                                                ======== ==========  ==========

   Income before income taxes and minority interest of consolidated subsidiaries and dividends for U.S. and foreign-based operations is shown below:

                                                  Fiscal years ended April 30
                                                --------------------------------
                                                   1998       1999       2000
                                                ---------- ---------- ----------
U.S............................................ $4,574,310 $6,724,365 $2,581,780
Foreign........................................  1,608,825  1,178,284  2,073,188
                                                ---------- ---------- ----------
                                                $6,183,135 $7,902,649 $4,654,968
                                                ========== ========== ==========

   The current federal provision for income taxes for fiscal years 1999 and 2000 was reduced by using research and development credits of approximately $502,000 and $292,000, respectively. The current state provision for income taxes for fiscal years 1999 and 2000 was reduced by using research and development and investment credits of approximately $516,000 and $191,000, respectively.

   Management has determined, based on the Company's history of prior operating earnings and its expectations of future earnings, that operating income of the Company will more likely than not be sufficient to recognize fully these net deferred tax assets and that the estimated effective annual rate in the future years will approximate the statutory rates.

   A reconciliation of income taxes computed at the federal statutory income tax rate to income taxes reported in the consolidated statements of income is as follows:

                                                       Fiscal years ended
                                                            April 30
                                                      ------------------------
                                                       1998     1999     2000
                                                      ------   ------   ------
Federal statutory income tax rate....................   34.0 %   34.0 %   34.0 %
Permanent differences................................    3.0      2.0      1.8
Benefit of net operating loss carryforwards..........  (13.8)     (.7)      --
Foreign tax credit from sale of IMPCO BV.............     --     (7.6)      --
State tax, net.......................................     .4      3.5      4.9
Foreign tax, net.....................................     .1       .2      6.3
R & D credit.........................................   (9.0)   (12.4)   (22.8)
                                                      ------   ------   ------
Effective tax rate...................................   14.7 %   19.0 %   24.2 %
                                                      ======   ======   ======

   The components of the Company's deferred tax liabilities and assets is as follows:

                                                        Fiscal years ended
                                                             April 30
                                                      ------------------------
                                                         1999         2000
                                                      -----------  -----------
Deferred tax liabilities:
  Tax over book depreciation......................... $(1,076,502) $(1,087,747)
  Other..............................................    (107,079)    (905,414)
                                                      -----------  -----------
                                                       (1,183,581)  (1,993,161)
                                                      ===========  ===========
Deferred tax assets:
  Tax credit carryforwards...........................   2,602,593    3,545,423
  Inventory reserves.................................     452,780      647,511
  Other provisions for estimated expenses............     773,743    1,292,644
                                                      -----------  -----------
                                                      $ 3,829,116  $ 5,485,578
                                                      ===========  ===========

   For the fiscal year ended April 30, 2000, the Company has a general business tax credit carryforward available for federal income tax purposes of approximately $2,180,000 which, if not used, will expire by fiscal year 2014. Additionally, the Company has an alternative minimum tax credit carryforward available for federal income tax purposes of approximately $355,000 which expire for tax reporting purposes. The Company also has research and development credit carryforwards for state income tax purposes of approximately $1,011,000 which do not expire for tax reporting purposes.

6. COMMITMENTS AND CONTINGENCIES

 (a) Leases

   The Company has certain non-cancelable operating leases for facilities and equipment, and non-cancelable capital leases for machinery, equipment and motor vehicles. Future minimum lease commitments under non-cancelable leases at April 30, 2000 are as follows:

                                                           Lease Obligations
                                                         ----------------------
Fiscal years ending April 30,                             Capital    Operating
-----------------------------                            ---------- -----------
2001.................................................... $  914,076 $ 2,344,273
2002....................................................    744,316   2,375,257
2003....................................................    646,316   2,280,425
2004....................................................    546,488   1,878,671
2005....................................................      7,166     917,061
Thereafter..............................................         --   1,891,926
                                                         ---------- -----------
Total minimum lease payments............................  2,858,362 $11,687,613
                                                                    ===========
Less imputed interest...................................    577,742
                                                         ----------
Present value of future minimum lease payments..........  2,280,620
Less current portion....................................    759,421
                                                         ----------
Long-term capital lease obligation...................... $1,521,199
                                                         ==========

   Total rental expense under the operating leases for fiscal years ended April 30, 1998, 1999, and 2000 was approximately $1,127,000, $1,281,000, and
$1,846,000, respectively. These leases are non-cancelable and certain leases have renewal options.

   The Company used a $3,000,000 capital lease facility to finance acquisitions of equipment such as machinery, dies, molds and patterns, office furniture and fixtures and motor vehicles. At April 30, 1998, 1999, and 2000, approximately $2,625,000, $2,946,000 and $2,168,000 was outstanding under the capital lease facility, respectively. At April 30, 1999, the gross and net assets acquired under the capital lease facility were approximately $5,224,000 and $2,565,000, respectively. At April 30, 2000, the gross and net assets acquired under the capital lease facility were approximately $4,581,000 and $2,091,000, respectively.

 (b) Contingencies

   The Company is currently subject to certain legal proceedings and claims arising in the ordinary course of business. Based on discussions with legal counsel, management does not believe that the outcome of any of these matters will have a materially adverse effect on the Company's consolidated financial statements.

 (c) Investment and Tax Savings Plan

   The Company's Investment and Tax Savings Plan (the "Plan") is a defined contribution plan, which is qualified under Internal Revenue Service Code
Section 401(k). The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. All employees who are at least age twenty-one or older are eligible to participate in the Plan on the first day of employment with the Company. Employees of the Company who elect to participate in the Plan may contribute into the Plan not less than 1% nor more than 15% of compensation. The Company's matching contributions are discretionary and match elective salary deferrals up to 3.0% of compensation. Approximately 66% of eligible employees were enrolled in the 401(k) plan at April 30, 2000. Employer contributions approximated $98,000, $122,000, and $482,000 for fiscal years ended 1998, 1999, and 2000, respectively.

7. STOCKHOLDERS' EQUITY

 (a) 1993 Series 1 Preferred Stock

   The holders of the Company's 1993 Series 1 Preferred Stock ("Preferred Stock") were entitled to receive annual cumulative dividends of up to $105 per share and not less than $80 per share ($100 per share at April 30, 1999). The dividend rate, which was adjusted on the first day of each calendar quarter, was based on the Seafirst Bank prime rate of interest plus 1.5% (assuming a deemed principal value of $1,000 per share).

   Commencing March 31, 1999, the Company had the right to convert the Preferred Stock into common stock if the average market price for the common stock for the immediately preceding 30 trading days equals or exceeds the conversion price then in effect and the Company pays all accrued dividends. On March 31, 1999, in accordance with its conversion right, the Company converted 5,950 shares of Preferred Stock into 1,124,764 shares of common stock and paid all accrued dividends. The Preferred Stock was convertible into common stock by dividing the conversion price at March 31, 1999 into its liquidation value of $1,000 for each share being converted, which resulted in a conversion price of $5.29 per share.

 (b) Stockholder Protection Rights Agreement

   On June 30, 1999, the Company's Board of Director's adopted a Stockholder Protection Rights Agreement and declared a dividend of one right on each outstanding share of IMPCO common stock. Each right entitles the holder to purchase one share of common stock. The dividend was paid on July 26, 1999 to stockholders of record on July 12, 1999.

 (c) Stock options

   The Company has five stock option plans that provide for the issuance of options to key employees and directors of the Company at the fair market value at the time of grant. Options under the plans generally vest in 4 or 5 years and are generally exercisable while the individual is an employee or a director, or ordinarily within one month following termination of employment. In no event may options be exercised more than ten years after date of grant.

                                                     Number Of  Weighted Average
                                                      Shares     Exercise Price
                                                     ---------  ----------------
Outstanding at April 30, 1997.......................   922,810       $ 7.82
  Options granted...................................   475,556       $ 7.86
  Options exercised.................................   (57,795)      $ 3.36
  Options forfeited.................................   (32,485)      $ 6.80
                                                     ---------       ------
Outstanding at April 30, 1998....................... 1,308,086       $ 8.06
  Options granted...................................   406,688       $ 9.25
  Options exercised.................................  (192,116)      $ 7.46
  Options forfeited.................................   (20,000)      $12.27
                                                     ---------       ------
Outstanding at April 30, 1999....................... 1,502,658       $ 8.40
  Granted...........................................   104,974       $10.46
  Exercised.........................................  (163,326)      $ 7.18
  Forfeited.........................................  (122,375)      $ 8.35
                                                     ---------       ------
Options outstanding at April 30, 2000............... 1,321,931       $ 8.72
                                                     =========       ======

Shares exercisable at April 30, 1998................   544,232       $ 8.63
                                                     =========       ======
Shares exercisable at April 30, 1999................   489,517       $ 8.85
                                                     =========       ======
Shares exercisable at April 30, 2000................   685,334       $ 8.68
                                                     =========       ======

   Summarized information about stock options outstanding and exercisable at April 30, 2000 is as follows:

                                              Outstanding          Exercisable
                                       ------------------------- ---------------
                                                                 Number
                                        Number   Average Average   of    Average
         Exercise Price Range          of Shares  Life    Price  Shares   Price
         --------------------          --------- ------- ------- ------- -------
$0.00 to $1.625.......................    17,406   1.5   $ 0.06   17,406 $ 0.06
$3.25 to $4.875.......................     3,000   1.5   $ 3.89    3,000 $ 3.89
$4.875 to $6.50.......................   154,083   5.6   $ 5.99   99,049 $ 5.85
$6.50 to $8.125.......................   630,500   7.0   $ 7.64  238,500 $ 7.63
$8.125 to $9.75.......................   122,165   6.0   $ 8.60  103,478 $ 8.60
$9.75 to $11.375......................   183,543   6.9   $10.70   80,414 $11.11
$11.375 to $13.00.....................   147,000   4.4   $11.77  128,050 $11.73
$13.00 to $14.625.....................     4,234   9.3   $13.53      437 $13.13
$14.625 to $16.25.....................    60,000   8.5   $16.25   15,000 $16.25
                                       ---------                 -------
                                       1,321,931                 685,334
                                       =========                 =======

   At April 30, 2000, there were 47,895 shares available for future grant.

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

   SFAS 123 requires "as adjusted" information regarding net income and net income per share to be disclosed for new options granted after fiscal year 1996. The fair value of these options was determined at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                            Year Ended April
                                                                   30
                                                            -------------------
                                                            1998   1999   2000
                                                            -----  -----  -----
   Expected dividend yield.................................   0.0%   0.0%   0.0%
   Calculated volatility................................... 0.534  0.584  0.729
   Risk-free interest rate.................................     3%     3%     3%
   Expected life of the option in years....................  9.09   8.82   8.82

   The estimated fair value of the options is amortized to expense over the options' vesting period for "as adjusted" disclosures. The net income per share "as adjusted" for the effects of SFAS 123 is not indicative of the effects on reported net income/loss for future years. The Company's reported "as adjusted" information at April 30 is as follows: (in thousands, except per share amounts)

                                                           Year Ended April 30
                                                           --------------------
                                                            1998   1999   2000
                                                           ------ ------ ------
   Net income............................................. $4,270 $5,800 $3,065
   As adjusted............................................ $3,628 $5,645 $2,893
   Net income per share as reported--basic................ $ 0.67 $ 0.80 $ 0.36
   Net income per share as adjusted--basic................ $ 0.57 $ 0.77 $ 0.34
   Net income per share as reported--dilutive............. $ 0.60 $ 0.71 $ 0.33
   Net income per share as adjusted--dilutive............. $ 0.52 $ 0.69 $ 0.31

8. EARNINGS PER SHARE

   The following table sets forth the computation of basic and diluted earnings per share:

                                                Fiscal Year Ended April 30
                                             ----------------------------------
                                                1998        1999        2000
                                             ----------  ----------  ----------
Numerator:
  Net income................................ $5,275,619  $6,401,146  $3,528,729
  Preferred stock dividends.................   (594,997)   (530,542)         --
  Minority interest.........................   (410,554)    (70,532)   (463,233)
                                             ----------  ----------  ----------
  Numerator for basic earnings per
   share--income available to common
   stockholders.............................  4,270,068   5,800,072   3,065,496
  Effect of dilutive securities:
   Preferred stock dividends................    594,997     530,542          --
                                             ----------  ----------  ----------
  Numerator for diluted earnings per
   share--income available to common
   stockholders after assumed
   conversions ............................. $4,865,065  $6,330,614  $3,065,496

Denominator:
  Denominator for basic earnings per
   share--weighted-average shares...........  6,333,769   7,293,160   8,489,229

Effect of dilutive securities:
  Employee stock options....................    450,315     650,151     743,070
  Warrants..................................    246,628          --          --
  Convertible preferred stock(1)............  1,124,764   1,032,318          --
                                             ----------  ----------  ----------
Dilutive potential common shares............  1,821,707   1,682,469     743,070

  Denominator for diluted earnings per
   share--adjusted weighted-average
   shares and assumed conversions...........  8,155,476   8,975,629   9,232,299
                                             ----------  ----------  ----------
  Basic earnings per share.................. $     0.67  $     0.80  $     0.36
                                             ----------  ----------  ----------
  Diluted earnings per share................ $     0.60  $     0.71  $     0.33
                                             ==========  ==========  ==========

--------
(1) On March 31, 1999, all outstanding preferred stock was converted to common stock and the diluted Earnings Per Share is calculated as though the conversion occurred at the beginning of the fiscal year. The basic earnings per share is calculated with weighted average shares based on the conversion at March 31, 1999. The convertible preferred shares is equal to the full conversion (1,124,764 shares) less the weighted average shares outstanding for the month of April 1999 (92,446 shares).

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

9. REVENUES

   During fiscal year 1998, the IMPCO BV, IMPCO Pty and IMPCO Mexicano subsidiaries accounted for approximately 16%, 10% and 1% of total consolidated revenues, respectively, and contract revenue accounted for approximately 12% of consolidated revenues. During fiscal year 1999, the IMPCO BV, IMPCO Pty, Grupo IMPCO Mexicano and IMPCO Japan subsidiaries accounted for approximately 15%, 6%, 3% and less than 1% of total consolidated revenues, respectively, and contract revenue accounted for approximately 13% of consolidated revenues. During fiscal year 2000, the IMPCO BV, IMPCO Pty, Grupo IMPCO Mexicano and IMPCO Japan subsidiaries accounted for approximately 12%, 6%, 6% and less than 3% of total consolidated revenues, respectively, and contract revenue accounted for approximately 8% of consolidated revenues. During fiscal year 1998, 1999, and 2000, General Motors Corporation, and customers associated with the General Motors program, accounted for approximately 15%, 28% and 16%, respectively, of consolidated revenues.

   The Company routinely sells products to a broad base of domestic and international customers, which includes distributors and original equipment manufacturers. Based on the nature of these customers, credit is generally granted without collateral being required. Management does not anticipate that a significant credit risk exists as a result of these customer relationships.

10. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

   Business Segments. The Company currently operates in three operating segments: Automotive OEM division, Gaseous Fuel Products division and International Operations. The Automotive OEM division generates revenues through the sale of fuel metering, storage and electronic control systems to original equipment manufacturers (OEMs) and the installation of products into OEM vehicles. The division also generates contract revenue by providing engineering design and support to the OEMs so that fuel systems will fit into a variety of their vehicles as they upgrade their models each year. The Gaseous Fuel Products division sells products including parts and conversion systems to OEMs and the aftermarket. The Company's International Operations in Australia, Europe, Japan and Mexico provide distribution for the Company's products, predominantly from its Gaseous Fuel Products division, as well as some product assembly.

   Corporate expenses consist of general and administrative expenses at the corporate level and includes the amortization of goodwill and other intangible assets. Intersegment eliminations are primarily the result of intercompany sales from our Gaseous Fuel Products division to our International Operations.

   All research and development is expensed as incurred. Research and development expense includes both customer funded research and development and company sponsored research and development. Customer funded research and development consists primarily of expenses associated with contract revenue. These expenses include applications development costs in the Automotive OEM division funded under customer contracts.

   The Company evaluates performance based on profit or loss from operations before interest and income taxes. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies.

   Financial Information by Business Segment. Financial information by business segment for continuing operations follows:

                                                    Fiscal Year Ended April
                                                               30
                                                    --------------------------
Revenues (in thousands)                              1998     1999      2000
-----------------------                             -------  -------  --------
Automotive OEM Division............................ $12,328  $24,469  $ 22,341
Gaseous Fuels Products Division....................  48,277   52,632    76,831
International Operations...........................  19,304   21,188    29,991
Intersegment Elimination...........................  (8,826) (11,463)  (16,347)
                                                    -------  -------  --------
  Total............................................ $71,083  $86,826  $112,816
                                                    =======  =======  ========

                                                    Fiscal Year Ended April
                                                               30
                                                    --------------------------
Operating Income (in thousands)                      1998     1999      2000
-------------------------------                     -------  -------  --------
Automotive OEM Division............................ $(1,451) $   (27) $ (1,460)
Gaseous Fuels Products Division....................  14,749   14,284    19,451
International Operations...........................   1,772    1,504     2,623
Corporate Expenses.................................  (4,996)  (5,516)   (7,042)
Corporate Research & Development...................  (2,523)  (3,053)   (7,050)
Intersegment Elimination...........................    (433)    (289)     (425)
                                                    -------  -------  --------
  Total............................................ $ 7,118  $ 6,903  $  6,097
                                                    =======  =======  ========

                                                    Fiscal Year Ended April
                                                               30
                                                    --------------------------
Identifiable Assets (in thousands)                   1998     1999      2000
----------------------------------                  -------  -------  --------
Automotive OEM Division............................ $ 9,679  $18,024  $ 20,050
Gaseous Fuels Products Division....................  18,681   27,663    37,169
International Operations...........................  16,214   18,296    24,904
Corporate..........................................  13,604    9,579    12,893
                                                    -------  -------  --------
  Total............................................ $58,178  $73,562  $ 95,016
                                                    =======  =======  ========

                                                    Fiscal Year Ended April
                                                               30
                                                    --------------------------
Capital Expenditures (in thousands)                  1998     1999      2000
-----------------------------------                 -------  -------  --------
Automotive OEM Division............................ $ 2,304  $ 1,163  $  1,891
Gaseous Fuels Products Division....................     528    1,067     1,076
International Operations...........................     134      228       600
Corporate..........................................     254      340       115
                                                    -------  -------  --------
  Total............................................ $ 3,220  $ 2,798  $  3,682
                                                    =======  =======  ========

                                                    Fiscal Year Ended April
                                                               30
                                                    --------------------------
Depreciation and Amortization (in thousands)         1998     1999      2000
--------------------------------------------        -------  -------  --------
Automotive OEM Division............................ $   816  $   890  $  1,219
Gaseous Fuels Products Division....................   1,155    1,261     1,258
International Operations...........................     395      659       602
Corporate..........................................     547      631       705
                                                    -------  -------  --------
  Total............................................ $ 2,913  $ 3,441  $  3,784
                                                    =======  =======  ========

   Product Revenues by Application. The Company's product revenues by application across all business segments follows (in thousands):

                                                       Fiscal Year Ended April
                                                                  30
                                                       ------------------------
                                                        1998    1999     2000
                                                       ------- ------- --------
   Motor vehicle products............................. $21,870 $32,748 $ 48,626
   Forklifts and other material handling equipment....  29,493  31,822   37,947
   Small portable to large stationary engines.........  10,846  11,251   16,844
                                                       ------- ------- --------
     Total product sales.............................. $62,209 $75,821 $103,417
                                                       ======= ======= ========

   Geographic Information. The Company's geographic information for revenues to unaffiliated customers and long-lived assets is shown below. The basis for determining revenues is the geographic point of shipment. Long-lived assets represent long-term tangible assets and are physically located in the region as indicated.

                                                       Fiscal Year Ended April
                                                                  30
                                                       ------------------------
   Revenues to Unaffiliated Customers (in thousands)    1998    1999     2000
   -------------------------------------------------   ------- ------- --------
   United States...................................... $51,779 $65,638 $ 82,824
   Europe.............................................  11,588  12,941   13,938
   Australia..........................................   6,893   5,398    6,272
   Mexico.............................................     823   2,671    6,678
   Japan..............................................      --     178    3,104
                                                       ------- ------- --------
     Total............................................ $71,083 $86,826 $112,816
                                                       ======= ======= ========
                                                       Fiscal Year Ended April
                                                                  30
                                                       ------------------------
   Long-Lived Assets (in thousands)                     1998    1999     2000
   --------------------------------                    ------- ------- --------
   United States...................................... $ 8,355 $ 9,230 $  9,580
   Europe.............................................     394     309      323
   Australia..........................................     248     282      209
   Mexico.............................................      27      47      441
   Japan..............................................      --      17       13
                                                       ------- ------- --------
     Total............................................ $ 9,024 $ 9,885 $ 10,566
                                                       ======= ======= ========

11. CONTRACT REVENUE

   In August 1995, the Company extended its original 1993 two-year fixed-price contract with General Motors Corporation ("GM") to develop, manufacture and install compressed natural gas engine management systems ("CNG systems"). Under the terms of the contract, the Company is engineering, testing and validating CNG systems for certain 1998, 1999, 2000 and 2001 model year car and truck platforms in compliance with GM's specifications.

   Revenues for development efforts are principally recognized by the percentage of completion method and principally related to contracts with GM. During fiscal year 1998, 1999 and 2000, GM and other contract revenues comprised 12%, 13% and 8% of the Company's total revenues, respectively.

12. PURCHASES

   During fiscal years 1998, 1999, and 2000, purchases from one vendor constituted approximately 18%, 7% and 10% of consolidated net inventory purchases, respectively. In fiscal year 1999 and 2000, 10 suppliers accounted for approximately 32% and 38%, respectively, of consolidated net inventory purchases.

13. SUPPLEMENTARY CASH FLOW INFORMATION

   For fiscal years 1998, 1999, and 2000, the Company incurred capital lease obligations of approximately $1,296,000, $1,264,000 and $100,000, respectively.

   Interest and taxes paid for fiscal year 1998, 1999, and 2000 are as follows:

                                                    Fiscal year ended April 30
                                                  ------------------------------
                                                    1998      1999       2000
                                                  -------- ---------- ----------
Interest paid.................................... $940,000 $1,221,000 $1,452,000
Taxes paid.......................................  191,000  3,042,000  2,379,000

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

   A summary of the unaudited quarterly results of operations follows (in thousands, except per share amounts):

Fiscal year 1999

                                                 First  Second   Third  Fourth
                                                Quarter Quarter Quarter Quarter
                                                ------- ------- ------- -------
  Product sales................................ $17,187 $16,902 $16,044 $25,688
  Contract revenue.............................   2,686   3,420   3,824   1,075
  Net revenue..................................  19,873  20,322  19,868  26,763
  Cost of product sales........................  10,915  11,927  10,933  18,403
  Gross profit on product sales................   6,272   4,975   5,111   7,285
  Research and development expense.............   2,700   3,082   2,777   3,052
  Net income...................................   1,484     893   3,075     348
  Net income per share:
    Basic...................................... $  0.21 $  0.12 $  0.43 $  0.05
    Diluted.................................... $  0.18 $  0.11 $  0.36 $  0.05

Fiscal year 2000

                                                First  Second   Third  Fourth
                                               Quarter Quarter Quarter Quarter
                                               ------- ------- ------- -------
  Product sales............................... $27,058 $24,870 $24,832 $26,658
  Contract revenue............................   1,362   2,487   3,104   2,445
  Net revenue.................................  28,420  27,357  27,936  29,103
  Cost of product sales.......................  17,815  15,846  17,090  19,049
  Gross profit on product sales...............   9,243   9,024   7,742   7,609
  Research and development expense............   3,015   3,618   3,909   5,035
  Net income..................................   1,554   1,503     792    (783)
  Net income per share:
    Basic..................................... $  0.18 $  0.18 $  0.09 $ (0.09)
    Diluted................................... $  0.18 $  0.17 $  0.09 $ (0.09)

15. OTHER MATTERS

   In April 1997, the Company sold air pollution control devices to its subsidiary, IMPCO BV, a Netherlands corporation. This subsidiary then sold the goods to Sagace Holland B.V., another Netherlands corporation, which reexported the goods to Iran, contrary to U.S. licenses authorizing the initial export of the goods from the United States. The sales involved approximately 150 units of emission control equipment used on forklifts or similar vehicles that operate on compressed natural gas with a value of approximately $350,000. These events were voluntarily reported by the Company to the Office of Export Enforcement, U.S. Department of Commerce, and the Office of Foreign Assets Control, U.S. Department of the Treasury, in August 1997.

   Subsequent to reporting the foregoing events, the Company learned that in April 1997, the Company sold similar air pollution control devices with a value of approximately $100,000 to a distributor. The distributor then reexported these goods to Iran, again contrary to U.S. export licenses. These events were also voluntarily disclosed by the Company to the same Federal agencies in 1998.

   During the fiscal quarter ended January 31, 2000, the Company reached a settlement agreement with the Office of Foreign Assets Control, Department of Treasury, concerning the violation of certain U.S. Government export regulations. Under the terms of the settlement agreement, the Company made a cash payment of $11,000 as payment in full resolving all matters.

                        SCHEDULE II--VALUATION ACCOUNTS

                                             Additions
                                              charged
                                 Balance at  (credited)  Write-offs  Balance at
                                 beginning  to costs and  and other    end of
                                 of period    expenses   adjustments   period
                                 ---------- ------------ ----------- ----------
Allowance for doubtful accounts
 for the period ended:
  April 30, 2000...............  $  535,824   $561,679    $(531,905) $  565,597
  April 30, 1999...............     314,794    305,958      (84,928)    535,824
  April 30, 1998...............     288,111    119,390      (92,707)    314,794

Inventory valuation reserve for
 the period ended:
  April 30, 2000...............   1,543,474    540,310     (140,464)  1,943,320
  April 30, 1999...............     774,732    938,906     (170,164)  1,543,474
  April 30, 1998 ..............     837,718    235,865     (298,851)    774,732

Warranty reserve for the period
 ended:
  April 30, 2000...............     488,811    693,281     (541,738)    640,354
  April 30, 1999...............     301,190    224,968      (37,347)    488,811
  April 30, 1998...............     275,760    219,813     (194,383)    301,190

Product liability reserve for
 the period ended:
  April 30, 2000...............       1,000         --           --       1,000
  April 30, 1999...............      48,991         --      (47,991)      1,000
  April 30, 1998...............      91,935         --      (42,944)     48,991