Form 10-Q
period 2000-07-31
IMPCO TECHNOLOGIES INC
filed 2000-09-14
CIK 790708

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

     /x/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended July 31, 2000, or

     / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from      to

     Commission File No. 0-16115

                           IMPCO Technologies, Inc.
            (Exact name of registrant as specified in its charter)

              Delaware                                    91-1039211
       ----------------------                        ---------------------
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

               Yes  x    No
                   ---  ----

Number of shares outstanding of each of the issuer's classes of common stock, as of August 31, 2000:

   10,268,805 shares of Common Stock, $.001 par value per share.

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

                           IMPCO TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       April 30, 2000 and July 31, 2000

                                                                                              April 30,        July 31,
                                                                                                2000             2000
                                                                                                ----             ----
                                                                                                              (Unaudited)
                                                                                                              -----------
ASSETS
Current assets:
 Cash and cash equivalents..............................................................     $ 3,012,236      $ 35,722,125
 Accounts receivable....................................................................      30,837,388        30,364,254
   Less allowance for doubtful accounts.................................................         565,597           806,796
                                                                                             -----------      ------------
    Net accounts receivable.............................................................      30,271,791        29,557,458
Inventories:
    Raw materials and parts.............................................................      18,506,961        15,916,914
    Work-in-process.....................................................................         836,308           642,803
    Finished goods......................................................................      13,628,649        11,840,316
                                                                                             -----------      ------------
      Total inventories.................................................................      32,971,918        28,400,033
 Deferred tax assets....................................................................       4,237,571         4,831,307
 Income taxes receivable................................................................         134,983           710,213
 Other current assets...................................................................       2,756,473         2,978,143
                                                                                             -----------      ------------
   Total current assets.................................................................      73,384,972       102,199,279

Equipment and leasehold improvements:
 Dies, molds and patterns...............................................................       6,537,110         6,577,061
 Machinery and equipment................................................................       8,340,978         9,417,200
 Office furnishings and equipment.......................................................       7,191,795         8,404,326
 Automobiles and trucks.................................................................         542,157           535,842
 Leasehold improvements.................................................................       3,461,098         3,687,823
                                                                                             -----------      ------------
                                                                                              26,073,138        28,622,252
 Less accumulated depreciation and amortization.........................................      15,507,208        16,073,089
                                                                                             -----------      ------------
    Net equipment and leasehold improvements............................................      10,565,930        12,549,163

Intangibles arising from acquisitions....................................................     15,758,461        15,750,777
  Less accumulated amortization..........................................................      5,271,918         5,443,972
                                                                                             -----------      ------------
  Net intangibles arising from acquisitions..............................................     10,486,543        10,306,805

Other assets.............................................................................        578,568           633,359
                                                                                            ------------     -------------
                                                                                            $ 95,016,013     $ 125,688,606
                                                                                            ============     =============

         See accompanying notes to consolidated financial statements.

                           IMPCO TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       April 30, 2000 and July 31, 2000
                                  (Continued)

                                                                                     April 30,         July 31,
                                                                                       2000              2000
                                                                                       ----              ----
                                                                                                     (Unaudited)
                                                                                                     ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..............................................................    $13,652,011      $  7,863,739
  Accrued payroll obligations...................................................      3,942,028         2,990,692
  Other accrued expenses........................................................      2,341,567         2,848,165
  Current maturities of long-term debt and capital leases.......................      3,820,697         3,653,296
                                                                                    -----------      ------------
    Total current liabilities...................................................     23,756,303        17,355,892

Lines of credit.................................................................     18,808,699         3,129,749
Term loans......................................................................      3,014,257         2,655,543
Capital leases..................................................................      1,521,199         1,345,011
Deferred tax liabilities........................................................        745,154           742,621

Minority interest...............................................................      1,791,058         1,909,501

Commitments and contingencies...................................................             --                --

Stockholders' equity:
  Common stock, $.001 par value, authorized 25,000,000
    shares; 10,268,805 issued and outstanding at July 31, 2000
    (8,571,807 at April 30, 2000)
                                                                                          8,572            10,269
  Additional paid-in capital....................................................     47,539,037       101,338,996
  Shares held in trust..........................................................       (110,320)         (138,332)
  Retained earnings.............................................................        667,683            59,729
  Accumulated other comprehensive income........................................     (2,725,629)       (2,720,373)
                                                                                    -----------      ------------
    Total stockholders' equity..................................................     45,379,343        98,550,289
                                                                                    -----------      ------------
                                                                                    $95,016,013      $125,688,606
                                                                                    ===========      ============

          See accompanying notes to consolidated financial statements.

                           IMPCO TECHNOLOGIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   Unaudited
                  Three months ended July 31, 1999 and  2000

                                                                   July 31,           July 31,
                                                                    1999               2000
                                                                    ----               ----
Revenue:
  Product sales...............................................   $27,057,494        $26,599,359
  Contract revenue............................................     1,362,460          2,668,658
                                                                 -----------        -----------
    Net revenue...............................................    28,419,954         29,268,017
Costs and expenses:
  Cost of product sales.......................................    17,814,509         17,993,948
  Research and development
    expense...................................................     3,014,773          5,997,562
  Selling, general and
    administrative expense....................................     4,939,711          5,624,507
                                                                 -----------        -----------
    Total costs and expenses..................................    25,768,993         29,616,017
Operating income (loss).......................................     2,650,961           (348,000)
Interest expense..............................................       231,710            541,428
                                                                 -----------        -----------
Income (loss) before income taxes, minority
 interest in income of consolidated
 subsidiaries and dividends...................................     2,419,251           (889,428)
Income tax expense (benefit)..................................       774,160           (399,763)
Minority interest in income of
 consolidated subsidiaries....................................        91,375            118,289
                                                                 -----------        -----------
Net income (loss) applicable to common
 stock........................................................   $ 1,553,716        $  (607,954)
                                                                 ===========        ===========
Net income (loss) per share:
  Basic.......................................................   $      0.18        $     (0.07)
                                                                 ===========        ===========
  Diluted.....................................................   $      0.18        $     (0.07)
                                                                 ===========        ===========
Number of shares used in per share
 calculation:
  Basic.......................................................     8,429,992          8,920,914
                                                                 ===========        ===========
  Diluted.....................................................     8,781,530          8,920,914
                                                                 ===========        ===========

         See accompanying notes to consolidated financial statements.

                           IMPCO TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Unaudited
                  Three months ended July 31, 1999 and  2000

                                                                                   July 31,           July 31,
                                                                                    1999               2000
                                                                                    ----               ----
Net cash used in operating activities........................................   $ (1,902,746)       $ (1,277,666)

Cash flows from investing activities:
 Purchases of equipment and leasehold
  improvements...............................................................       (735,289)         (2,852,463)
 Proceeds from sales of equipment............................................          3,686              45,766
                                                                                ------------        ------------
Net cash used in investing activities........................................       (731,603)         (2,806,697)

Cash flows from financing activities:
 Increase (decrease) in borrowings under lines of
  credit.....................................................................      3,929,567         (15,550,000)
 Payments to acquire shares held in trust....................................         (4,884)            (28,012)
 Payments on term loans......................................................       (700,259)           (624,115)
 Proceeds/payments from capital lease obligations............................        116,584            (168,624)
 Proceeds from issuance of common stock......................................        329,171          53,093,546
                                                                                ------------        ------------
Net cash provided by financing activities....................................      3,670,179          36,722,795

Translation adjustment.......................................................        (32,178)             71,457
                                                                                ------------        ------------
Net increase in cash and cash equivalents....................................      1,003,652          32,709,889
Cash and cash equivalents at beginning of period.............................      2,009,208           3,012,236
                                                                                ------------        ------------
Cash and cash equivalents at end of period...................................   $  3,012,860        $ 35,722,125
                                                                                ============        ============

         See accompanying notes to consolidated financial statements.

                            IMPCO TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             July 31, 1999 and 2000
                             ----------------------

1) BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and the results of operations, contained in our Annual Report on Form 10-K for the fiscal year ended April 30, 2000. The condensed consolidated balance sheet of IMPCO Technologies, Inc. (IMPCO or the Company) as of July 31, 2000 includes the accounts of the Company and its majority owned subsidiary IMPCO-BERU Technologies B.V. (IMPCO BV), its majority owned subsidiary Grupo I.M.P.C.O. Mexicano, S. de R.L. de C.V. (IMPCO Mexicano), and its wholly owned subsidiaries IMPCO Technologies, Pty. Limited (IMPCO Pty) and IMPCO Tech Japan K.K. (IMPCO Japan). The results of operations for the three months ended July 31, 2000 are not necessarily indicative of the results that may be expected for the entire year ending April 30, 2001.


2) EQUITY OFFERING

     On April 7, 2000, the Company filed a Registration Statement on Form S-3 for an equity offering of 2.5 million shares of common stock. Of that amount, 1,625,000 shares were offered by the Company and 875,000 shares were offered by a selling shareholder. On July 14, 2000 this registration statement was declared effective by the Securities and Exchange Commission and the Company received proceeds of approximately $53.5 million. A portion of these proceeds, approximately $19 million, was used to pay down the outstanding Bank of America working capital line of credit. The remaining portion of the proceeds is expected to be used for the continuing expansion of the Company's development engineering capabilities and general corporate purposes including research and development in fuel cell technologies and working capital.


3)   DEBT PAYABLE

       Our debt payable is summarized as follows:

                                                                                        April 30,         July 31,
                                                                                          2000              2000
                                                                                      ------------     ------------
      Bank of America NT&SA
        Revolving line of credit..................................................    $ 15,550,000      $         0
        Mexican peso line of credit...............................................         851,000          856,000
        Term loans for acquisitions...............................................       3,028,000        2,566,000
        Capital lease and expenditure facilities..................................       4,843,000        4,652,000
        IMPCO BV term loan........................................................       1,043,000          972,000
      Credit facility--Mees Pierson...............................................              --               --
      The Hong Kong and Shanghai Banking Corporation Ltd..........................
        Term loan for acquisition.................................................       1,183,000        1,097,000
        Line of credit............................................................         555,000          549,000
Other.............................................................................         112,000           92,000
                                                                                       -----------      -----------
                                                                                        27,165,000       10,784,000
Less current portion..............................................................       3,821,000        3,653,000
                                                                                      ------------      -----------
                                                                                      $ 23,344,000      $ 7,131,000
                                                                                      ============      ===========

     The Company is currently negotiating with Bank of America to reduce the revolving working capital line of credit limit, expand the capital expenditure facility, and consolidate numerous acquisition loans and the non-revolving capital expenditure line of credit into one fully amortizing term loan. Depending on the outcome of these negotiations, the Company may decide to further reduce its outstanding bank debt.

     Loan Covenants and Collateral. The Bank of America credit facility contains certain restrictions and financial covenants, including liquidity, tangible net worth and cash flow coverage thresholds, as well as limitations on other indebtedness, and is secured by substantially all of the Company's assets. At July 31, 2000, the Company was in compliance with all covenants.


4) EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                THREE MONTHS ENDED JULY 31,
                                                --------------------------
                                                      1999            2000
                                                      ----            ----
Numerator:
 Net income (loss) before dividends             $ 1,553,716     $ (607,954)
 Dividends on preferred stock                             -              -
                                                -----------     ----------
 Numerator for basic earnings (loss) per
  share - income (loss) available to
  common stockholders                             1,553,716       (607,954)
 Effect of dilutive securities:
  Preferred stock dividends                               -              -
                                                -----------     ----------
Numerator for diluted earnings (loss) per
  share - income (loss) available to
  common stockholders after
  assumed conversions                           $ 1,553,716     $ (607,954)

Denominator:
  Denominator for basic earnings (loss) per
   share -- weighted-average shares               8,429,922      8,920,914

Effect of dilutive securities:
 Employee stock options                             351,608              -
 Warrants                                                 -              -
 Convertible preferred stock                              -              -
                                                -----------     ----------

Dilutive potential common shares                    351,608              -

Denominator for diluted earnings (loss) per
 share -- adjusted weighted-average
 shares and assumed conversions                   8,781,530      8,920,914

                                                -----------     ----------
Basic earnings (loss) per share                 $      0.18     $    (0.07)

                                                -----------     ----------
Diluted earnings (loss) per share               $      0.18     $    (0.07)
                                                -----------     ----------

5) COMPREHENSIVE INCOME

     As of May 1, 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income." SFAS 130 established new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the net income or stockholders' equity of the Company. SFAS 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income.

     The components of comprehensive income for the three months ended July 31, 1999, and July 31, 2000, are as follows:


                                                                 1999         2000
                                                                 ----         ----
Net income (loss)...........................................  $1,553,716    $(607,954)
Foreign currency translation adjustment.....................     (76,891)       5,256
                                                              ----------    ---------
Comprehensive income (loss).................................  $1,476,825    $(602,698)
                                                              ==========    =========


6) BUSINESS SEGMENT INFORMATION

     The Company classifies its business into three operating segments:
Automotive OEM division, Gaseous Fuel Products division and International Operations. The Automotive OEM division generates revenues through the sale of fuel storage, fuel delivery, and electronic control systems to original equipment manufacturers (OEMs) and the installation of products into OEM vehicles. The division also generates contract revenue by providing engineering design and support to the OEMs so that fuel systems will fit into a variety of their vehicles as they upgrade their models each year. The Gaseous Fuel Products division sells products including parts and conversion systems to OEMs and the aftermarket. The International Operations in Australia, Europe, Japan and Mexico provide distribution for the Company's products, predominantly from the Gaseous Fuel Products division, as well as some product assembly.

     Corporate expenses consist of general and administrative expenses at the corporate level and include the amortization of goodwill and other intangible assets. Intersegment eliminations are primarily the result of intercompany sales from the Gaseous Fuel Products division to the International Operations.

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

     Net revenues and operating income for the Company's business segments for the three months ended July 31, 1999 and 2000 are as follows:

======================================================================================================
                                                              Revenues         Operating Income (Loss)
------------------------------------------------------------------------------------------------------
(in thousands)                                            1999       2000        1999          2000
                                                          ----       ----        ----          ----
                                                        July 31,   July 31,    July 31,      July 31,
                                                        --------   --------    --------      --------
Automotive OEM Division                                 $ 5,284     $ 6,992     $  (487)      $(1,966)
Gaseous Fuels Products Division                          19,542      19,781       5,532         4,028
International Operations                                  6,444       7,615         663           639
Corporate Expenses (1)                                        -           -      (1,800)       (1,774)
Corporate Research & Prod. Devel.(1)                          -           -      (1,333)         (894)
Intersegment Elimination                                 (2,850)     (5,120)         76          (378)
------------------------------------------------------------------------------------------------------
    Total                                               $28,420     $29,268     $ 2,651       $  (348)
======================================================================================================

(1) Represents corporate expenses and corporate research and development not allocated to any of the operating segments. Other research and development consists primarily of customer funded expenditures in the Automotive OEM division.

7) INCOME TAXES

     Income taxes for the three months ended July 31, 2000 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
--------------------------

     The statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in "Certain Factors" and other factors identified from time to time in our reports filed with the Securities and Exchange Commission.

OVERVIEW
--------

     We are a leading designer, manufacturer, and supplier of advanced fuel delivery and fuel storage technology systems and components that allow internal combustion engines and fuel cell systems to operate in a variety of transportation, material handling, and power generation applications using clean fuels such as hydrogen, propane, natural gas, and methanol. Historically, most of our revenues have been derived from the sale of the products that enable traditional internal combustion engines to run on clean burning alternative fuels such as propane and natural gas instead of gasoline. Our future goal is to also commercialize systems that will provide delivery, storage and electronic controls for fuel cell systems.

     We classify our business interests into three operating segments:
Automotive OEM division, Gaseous Fuel Products division and International Operations. The Automotive OEM division generates revenues through the sale of fuel storage, fuel delivery and electronic control systems to OEMs, primarily General Motors and the installation of our products into OEM vehicles. The division also generates contract revenue by providing engineering design and support to the OEMs so that our fuel system will fit into a variety of their vehicles as they upgrade their models each year. The Gaseous Fuel Products division sells products including parts and conversion systems to OEMs and the aftermarket. Our International Operations in Australia, Europe, Japan and Mexico provide distribution for our products, predominantly from our Gaseous Fuel Products division and some product assembly.

RESULTS OF OPERATIONS
---------------------

     Net revenues and operating income for our business for the three months ended July 31, 1999 and 2000 are as follows:

======================================================================================================
                                                              Revenues         Operating Income (Loss)
------------------------------------------------------------------------------------------------------
(in thousands)                                            1999       2000          1999         2000
                                                          ----       ----          ----         ----
                                                        July 31,   July 31,      July 31,     July 31,
                                                        --------   --------      --------     --------
Automotive OEM Division                                  $ 5,284    $ 6,992       $  (487)     $(1,966)
Gaseous Fuels Products Division                           19,542     19,781         5,532        4,028
International Operations                                   6,444      7,615           663          639
Corporate Expenses (1)                                         -          -        (1,800)      (1,774)
Corporate Research & Prod. Devel.(1)                           -          -        (1,333)        (894)
Intersegment Elimination                                  (2,850)    (5,120)           76         (378)
------------------------------------------------------------------------------------------------------
    Total                                                $28,420    $29,268       $ 2,651      $  (348)
======================================================================================================

(1) Represents corporate expenses and corporate research and development not allocated to any of the operating segments. Other research and development consists primarily of customer funded expenditures in the Automotive OEM division.

     Automotive OEM Division. For the three months ended July 31, 2000, net revenues increased by approximately $1.7 million, or 32.3%, as compared to the same period in the prior fiscal year. Product sales increased to $4.3 million, compared to $3.9 million in the same quarter of fiscal year 2000. Product sales consist of General Motors' mid-size automobiles and pick-up trucks equipped with this division's bi-fuel compressed natural gas fuel system and dedicated liquid propane gas kits under the Teaming Agreement with General Motors for their medium duty trucks. During the current year quarter, as compared to the first quarter of fiscal 2000, we realized higher midsize automobile and pick-up truck sales, partially offset by lower medium duty truck sales. We expect product sales to be higher in the fiscal year 2001, as compared to the prior fiscal year, as additional General Motors platforms and model years are introduced and other automotive OEM platforms are obtained. We anticipate these higher sales during the second half of this fiscal year.

     During the first quarter of fiscal year 2001, contract revenues increased $1.3 million, or 95.9%, as compared to the same period in fiscal year 2000. This increase was primarily due to lower revenues recognized during the first quarter of fiscal year 2000 as a result of the start up period on new General Motors model year programs. We anticipate, based on new contracts negotiated with General Motors and expected levels of contract completion on these contracts and government agency contracts with the Southern California Air Quality Management District, that contract revenue, in the remaining quarters of fiscal year 2001, will be lower than levels experienced during the same periods in fiscal year 2000.

     During the first quarter of fiscal year 2001, the Automotive OEM division operating loss was approximately $1,966,000 as compared to an operating loss of
approximately $487,000 in the first quarter of the prior fiscal year.   This
increase in loss was primarily attributable to our increased efforts relating to the application development and commercialization of fuel metering, fuel storage and fuel systems for alternative fuel and fuel cell OEM programs. We have opened additional facilities in Lake Forest, California and Sterling Heights, Michigan to expand our testing capabilities and vehicle integration capacity to meet anticipated increasing OEM activity in developing alternate fuel and fuel cell vehicles. We anticipate future increases in application development and other operating expenditures as we continue the expansion of engineering facilities and staff to support anticipated alternative fuel and fuel cell programs.

     Product application development costs during the quarter were $1,348,000 as compared to $1,596,000 in the same period in the prior fiscal year. Product applications development expense is primarily for system development and application engineering of our products under the funded General Motors contract, other funded contract work with state and federal agencies, and for internally funded product and component application development work. Customer funded development costs during the quarter were $1,512,000 as compared to $1,362,000 in the same period in the prior fiscal year. We anticipate product application development costs will be lower in the remaining quarters of fiscal year 2001 as compared to the same period in the prior year.

     Gross margin on General Motors' product sales was lower in the first quarter of fiscal year 2001 as compared to the same period in fiscal year 2000. This was primarily a result of product mix and higher sales of the model year 2000 pick-up truck, which has lower margins. We anticipate higher gross margins on model year 2001 platforms as compared to model year 2000 platforms, primarily due to additional engineering design efficiencies and reduced per unit overhead costs.

     Gaseous Fuels Products Division. For the three months ended July 31, 2000, net revenues increased by approximately $239,000, as compared to the same period in the prior fiscal year. Higher sales for material handling and large industrial engine end uses were primarily offset by declines in small industrial engine end use, caused by an end in the short-term increase in small engine sales related to year 2000 preparedness. Additionally, the shipment of product for subsequent automotive after market sales in Mexico by distributors was lower during the first quarter of fiscal 2001 compared to the same period in the prior year primarily due to less favorable market conditions. We anticipate that overall revenues generated by Gaseous Fuels Products division in fiscal year 2001 will be higher than fiscal year 2000 with the continued trend of higher material handling and industrial system sales. Additionally, we anticipate these increases will be offset, primarily during the second quarter, by lower small engine sales and after market motor vehicle sales to the Mexico market.

     During the first quarter of fiscal year 2001, operating income for this division decreased approximately $1.5 million, or 27.2%, as compared to the same period in the prior fiscal year. This decrease was mainly due to higher application development expenses of approximately $1.1 million, primarily related to the development of the next generation fuel/engine management systems for the material handling and industrial engine market. We anticipate that operating income for this division for the remaining fiscal year 2001 will be comparable to the same period in fiscal year 2000.

     International Operations. For the three months ended July 31, 2000, net revenues increased by approximately $1,171,000 or 18.2%, as compared to the same period in the prior fiscal year. Each subsidiary contributed to this increase with European and Australian revenues accounting for $718,000 of the increase. This segment's revenues would have increased an additional $601,000 if not for the strengthening of the U.S. Dollar as compared to the foreign currency exchange rates in effect during the same period in the prior year. The weakening of foreign currencies versus the U.S. Dollar negatively impacts the conversion of foreign currency denominated sales. We anticipate that this segment's revenues during fiscal year 2001 will be higher than fiscal year 2000 as international markets for our products continue to expand.

     During the first quarter of fiscal year 2001, operating income for this segment was comparable to the same quarter in the prior year. Increased operating income from European and Japan subsidiaries were offset by higher operating expenses from the Mexico subsidiary in preparation of anticipated future automotive conversion programs. We anticipate that operating income for this segment for the remaining quarters of fiscal year 2001 will be higher compared to the same period last year due to anticipated higher revenues.

     Corporate Expenses. Corporate expenses for the three months ended July 31, 2000, decreased approximately $26,000 or less than 1.5%, as compared to the same period in the prior fiscal year. The decrease in corporate expenses for the three months ended July 31, 2000, was primarily due to the Company having incurred incremental costs and high legal expenses in the creation of its Stockholder Protection Rights Agreement during the first quarter of fiscal year 2000. We anticipate that corporate expenses for the remaining quarters of fiscal year 2001 will be comparable to levels experienced during the same period of fiscal year 2000.

     Corporate Research and Product Development. Corporate Research and Product Development expense for the three months ended July 31, 2000, decreased approximately $439,000, or 32.9%, as compared to the same period in the prior fiscal year. This decrease is due to the completion of several fuel metering and fuel storage component projects at the end of fiscal year 2000. We anticipate that corporate research and product development expense during fiscal year 2001 will be lower than the levels experienced during fiscal year 2000 due to the completion of the corporate projects and the transfer of these projects for subsequent application development by each operating segment, particularly the Automotive OEM division.

     Interest Expense. Interest expense for the three months ended July 31, 2000, increased $310,000, or 133.7%, as compared to the same period in the prior fiscal year. This increase was attributable to higher balances and interest rates on our credit facility with Bank of America. In July 2000, we completed a an equity offering that provided the Company with $53.5 million. The Bank of America working capital line of credit was paid off during the quarter and the remaining amount is invested in short-term money market accounts. We anticipate generating interest income for the remaining quarters of fiscal year 2001.

     Provision For Income Taxes. The estimated effective annual tax benefit rate of 44.9% for fiscal year 2001 differs from the previous year's tax expense rate of 24.2% due to incurring an expected federal net operating loss in the current fiscal year. The current quarter tax benefit includes presumed utilization of estimated net research and development credits of $820,000. We have established a $220,000 valuation allowance for this tax credit. As of July 31, 2000, the net deferred tax asset was $4,831,000 and our net deferred tax liability was $743,000. We anticipate, based on our history of prior operating earnings and our expectation for future operating earnings, that operating income will more likely than not be sufficient to realize the benefits of the deferred tax assets, net of the valuation allowance, and that the estimated effective annual tax rate in the future years will approximate the statutory rate.


LIQUIDITY AND CAPITAL RESOURCES.
-------------------------------

     Our financial condition has strengthened following the completion of the equity offering in which we received $53.5 million. At July 31, 2000, total cash and short-term investments totaled $35.7 million, up from $3.0 million at April 30, 2000. We will use these funds and bank financing to fund capital expenditures and research and development, as well as to invest in and operate our existing operations and new businesses. We believe we have the financial resources needed to meet business requirements in the foreseeable future, including expanding engineering facilities and staff to support current and anticipated alternative fuel and fuel cell OEM programs.

     Net cash used in operating activities was $1.3 million during the current quarter, compared to net cash used in operating activities of $1.9 million for the same period in the previous year. The decrease in cash used in operating activities during the current period resulted primarily from decreases in inventory and accounts receivable, partially offset by a current quarter operating loss and a decrease in accounts payable. The decline in inventory, and related reduction in accounts payable, was primarily attributable to improved inventory management at our domestic locations and to an unusually high level of inventory at fiscal year end 2000. The decline in accounts receivable resulted from improved collections from domestic customers, which were partially offset by a $1.6 million increase in earned, but not yet billed, contract revenues classified as accounts receivable and high international receivables, particularly in Mexico.

     Net cash used in investing activities in the first quarter was approximately $2.8 million, an increase of approximately $2.1 million from the $.7 million reported in the same period in the previous year. This increase was primarily due to the purchases of equipment and leasehold improvements as we expanded our facilities dedicated to the research and development of systems and products for alternative fuel and fuel cell programs. We expect capital expenditures during the current year, primarily relating to equipment enhancements and facilities for the development and production of new products and application development programs, to be significantly higher than expenditures during fiscal year 2000.

     Net cash provided by financing activities during the current quarter was approximately $36.7 million compared to $3.7 million for the same period in the previous year. This increase was due to the proceeds from our follow on equity offering, which was partially offset by our subsequent pay down of the Bank of America working capital line of credit. Payments made on term loans were approximately $624,000.

     We have a $22 million revolving line of credit, a $3 million revolving line of credit for IMPCO Mexicano, and approximately $3 million of available credit on the capital expenditures facility with Bank of America. At July 31, 2000, approximately $856,000 and $2.7 million were outstanding under the revolving line of credit for IMPCO Mexicano and the capital lease facility, respectively. The revolving line of credit expires on August 31, 2001. The capital lease facility expires on September 30, 2000, and will subsequently amortize over a 5 year period. In addition, our subsidiary in the Netherlands has a fl. 3,000,000 (U.S.$1,262,000) credit facility with Mees Pierson, a financial institution in the Netherlands. At July 31, 2000, there was no outstanding balance. Our subsidiary in Japan has a (Yen)60,000,000 (U.S.$549,000) revolving term loan facility with the Hongkong and Shanghai Banking Corporation Ltd., Osaka Branch. At July 31, 2000, there was no additional credit available under this facility.


DERIVATIVE FINANCIAL INSTRUMENTS
--------------------------------

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

     Foreign Currency Management. The results and financial condition of our international operations are affected by changes in exchange rates between certain foreign currencies and the U.S. Dollar. Our exposure to fluctuations in currency exchange rates has increased as a result of the growth of our international subsidiaries. The functional currency for all of our international subsidiaries is the local currency of the subsidiary. An increase in the value of the U.S. Dollar increases costs incurred by the subsidiaries because most of our international subsidiaries' inventory purchases are U.S. Dollar denominated. We monitor this risk and attempt to minimize the exposure through forward currency contracts and the management of cash disbursements in local currencies. At July 31, 2000 we had no currency forward contracts outstanding.

     We seek to hedge our foreign currency economic risk by minimizing our U.S. Dollar investment in foreign operations using foreign currency term loans to finance the operations of our foreign subsidiaries. The term loans are denominated in local currencies and translated to U.S. Dollars at period end exchange rates.

     Interest Rate Management. We use interest rate swap agreements with Bank of America to manage our exposure to interest rate changes and stabilize the cost of borrowed funds. When an agreement is executed, the swap is linked to a specific debt instrument. At July 31, 2000, we had approximately $3,197,000 secured under fixed interest rate agreements at a weighted-average fixed interest rate of 7.9%. Absent these fixed rate agreements, the weighted-average variable rate for this debt at July 31, 2000 would have been 8.6%. At July 31, 2000, the fair value of our interest rate swap agreements approximated $34,000.


ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information relating to Quantitative and Qualitative Disclosures About Market Risk appear under the heading "Derivative Financial Instruments" which is included in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II--OTHER INFORMATION


Item 1.   Legal Proceedings.

     On August 11, 2000, the Company filed a claim for patent infringement in the United States District Court in the Eastern District of Michigan against GFI Control Systems Inc. On August 18, 2000, the Company filed an amended complaint in this action to include Dynetek Industries Ltd. as a defendant. The amended complaint alleged that GFI Control Systems Inc. and Dynetek Industries Ltd. infringed, and continue to infringe, a patent owned by the Company (U.S. Patent No. 6,041,762) relating to a control module for alternative fuel vehicles. The amended complaint seeks relief from the defendants to cease their infringement activities and requests damages be awarded to the Company resulting from the infringement activities. The relief also asks for reimbursement of attorney's fees and certain other relief the Court deems proper. The Company has vigorously pursued its rights pursuant to its intellectual property and will continue such efforts. The Company does not anticipate that the outcome of this infringement proceeding will have a material impact upon the Company's financial position or results of operation.


Items 2, 3, 4, and 5.

     Not applicable.


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule

     (b)  Reports on Form 8-K:

          There were no reports on Form 8-K filed during the quarter ended July 31, 2000.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        IMPCO Technologies, Inc.
                                          (Registrant)

Date: September 14, 2000                By /s/William B. Olson
                                           -------------------------
                                           William B. Olson
                                           Chief Financial Officer
                                           and Treasurer
                                           [Authorized Signatory]