Form 10-Q
period 2000-10-31
IMPCO TECHNOLOGIES INC
filed 2000-12-15
CIK 790708

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

     /x/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended October 31, 2000, or

     / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from      to

     Commission File No. 0-16115

                           IMPCO Technologies, Inc.
            (Exact name of registrant as specified in its charter)

                 Delaware                               91-1039211
    _________________________________         ________________________________
          (State of Incorporation)               (IRS Employer I.D. No.)

                    16804 Gridley Place, Cerritos, CA 90703
              ___________________________________________________
              (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code: (562) 860-6666

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

               Yes  x    No
                   ----     ---

Number of shares outstanding of each of the issuer's classes of common stock, as of November 30, 2000:


  10,274,377 shares of Common Stock, $.001 par value per share.

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

                           IMPCO TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      April 30, 2000 and October 31, 2000

                                                                  April 30,        October 31,
                                                                    2000              2000
                                                                  ---------        -----------
                                                                                   (Unaudited)
                                                                                   -----------
ASSETS
Current assets:
  Cash and cash equivalents.................................     $ 3,012,236      $ 31,058,334
  Accounts receivable.......................................      30,837,388        31,856,330
    Less allowance for doubtful accounts....................         565,597           934,973
                                                                 -----------      ------------
     Net accounts receivable................................      30,271,791        30,921,357
  Inventories:
     Raw materials and parts................................      18,506,961        19,110,965
     Work-in-process........................................         836,308           535,777
     Finished goods.........................................      13,628,649         9,392,373
                                                                 -----------      ------------
       Total inventories....................................      32,971,918        29,039,115
  Deferred tax assets.......................................       4,237,571         5,055,123
  Income taxes receivable...................................         134,983         1,943,375
  Other current assets......................................       2,756,473         3,578,774
                                                                 -----------      ------------
    Total current assets....................................      73,384,972       101,596,078

Equipment and leasehold improvements:
  Dies, molds and patterns..................................       6,537,110         6,888,423
  Machinery and equipment...................................       8,340,978         9,859,147
  Office furnishings and equipment..........................       7,191,795        10,472,432
  Automobiles and trucks....................................         542,157           497,712
  Leasehold improvements....................................       3,461,098         3,761,723
                                                                 -----------      ------------
                                                                  26,073,138        31,479,437
  Less accumulated depreciation and amortization............      15,507,208        16,845,854
                                                                 -----------      ------------
     Net equipment and leasehold improvements...............      10,565,930        14,633,583

Intangibles arising from acquisitions.......................      15,758,461        15,599,927
  Less accumulated amortization.............................       5,271,918         5,567,545
                                                                 -----------      ------------
  Net intangibles arising from acquisitions.................      10,486,543        10,032,382

Other assets................................................         578,568           642,445
                                                                 -----------      ------------
                                                                 $95,016,013      $126,904,488
                                                                 ===========      ============

         See accompanying notes to consolidated financial statements.

                            IMPCO TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      ApriL 30, 2000 AND October 31, 2000
                                  (Continued)


                                                                                    April 30,         October 31,
                                                                                      2000               2000
                                                                                      ----               ----
                                                                                                      (Unaudited)
                                                                                                      -----------
      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ............................................................    $ 13,652,011       $ 10,372,454
  Accrued payroll obligations .................................................       3,942,028          3,510,489
  Other accrued expenses ......................................................       2,341,567          2,264,540
  Current maturities of long-term debt and capital leases .....................       3,820,697          3,836,910
                                                                                   ------------       ------------
    Total current liabilities .................................................      23,756,303         19,984,393

Lines of credit ...............................................................      18,808,699          4,522,499
Term loans ....................................................................       3,014,257          2,251,721
Capital leases ................................................................       1,521,199          1,175,419
Deferred tax liabilities ......................................................         745,154            742,621

Minority interest .............................................................       1,791,058          1,944,808

Commitments and contingencies                                                                --                 --

Stockholders' equity:

  Common stock, $.001 par value, authorized 100,000,000
    shares; 10,274,377 issued and outstanding at October 31, 2000
    (8,571,807 at April 30, 2000)                                                         8,572             10,274
  Additional paid-in capital ..................................................      47,539,037        101,367,712
  Shares held in trust ........................................................        (110,320)          (151,306)
  Retained earnings ...........................................................         667,683         (1,322,102)
  Accumulated other comprehensive income ......................................      (2,725,629)        (3,621,551)
                                                                                   ------------       ------------
    Total stockholders' equity ................................................      45,379,343         96,283,027
                                                                                   ------------       ------------
                                                                                   $ 95,016,013       $126,904,488
                                                                                   ============       ============



         See accompanying notes to consolidated financial statements.

                           IMPCO TECHNOLOGIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   Unaudited
             Three and Six Months ended October 31, 1999 and  2000

                                                                    Three Months Ended                        Six Months Ended
                                                                        October 31,                              October 31,
                                                                  1999              2000                     1999           2000
                                                              -----------        -----------             -----------    -----------
Revenue:
  Product sales.........................................      $24,869,749        $22,656,054             $51,927,243    $49,255,413
  Contract revenue......................................        2,487,168          2,695,484               3,849,628      5,364,142
                                                              -----------        -----------             -----------    -----------
    Net revenue.........................................       27,356,917         25,351,538              55,776,871     54,619,555
Costs and expenses:
  Cost of product sales.................................       15,845,852         15,866,251              33,660,361     33,860,199

  Research and development expense......................        3,617,732          7,243,079               6,632,505     13,240,641
  Selling, general and
    administrative expense..............................        5,144,866          4,985,003              10,084,577     10,609,510
                                                              -----------        -----------             -----------    -----------
    Total costs and expenses............................       24,608,450         28,094,333              50,377,443     57,710,350
Operating income (loss).................................        2,748,467         (2,742,795)              5,399,428     (3,090,795)
Interest expense (income), net..........................          346,001           (293,979)                577,711        247,449
                                                              -----------        -----------             -----------    -----------
Income (loss) before income taxes, minority
 interest in income of consolidated
 subsidiaries and dividends.............................        2,402,466         (2,448,816)              4,821,717     (3,338,244)
Income tax expense (benefit)............................          768,789         (1,102,446)              1,542,949     (1,502,209)
Minority interest in income of
 consolidated subsidiaries..............................          130,999             35,461                 222,374        153,750
                                                              -----------        -----------             -----------    -----------
Net income (loss) applicable to common stock............      $ 1,502,678        $(1,381,831)            $ 3,056,394    $(1,989,785)
                                                              ===========        ===========             ===========    ===========
Net income (loss) per share:
  Basic.................................................      $      0.18        $     (0.13)            $      0.36    $     (0.21)
                                                              ===========        ===========             ===========    ===========
  Diluted...............................................      $      0.17        $     (0.13)            $      0.35    $     (0.21)
                                                              ===========        ===========             ===========    ===========
Number of shares used in per share
 calculation:
  Basic.................................................        8,442,818         10,271,056               8,448,349      9,595,984
                                                              ===========        ===========             ===========    ===========
  Diluted...............................................        8,874,640         10,271,056               8,837,840      9,595,984
                                                              ===========        ===========             ===========    ===========


         See accompanying notes to consolidated financial statements.

                            IMPCO TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Unaudited
                  Six Months Ended October 31, 1999 and 2000

                                                                                October 31,         October 31,
                                                                                   1999                2000
                                                                                   ----                ----
Net cash used in operating activities......................................    $ (3,008,758)       $ (3,776,405)

Cash flows from investing activities:
   Purchases of equipment and leasehold improvements.......................      (1,200,323)         (5,828,255)
   Purchase of intangible assets...........................................         (25,689)           (127,089)
   Proceeds from sales of equipment........................................          15,082               7,086
                                                                                -----------        ------------
Net cash used in investing activities......................................      (1,210,930)         (5,948,258)

Cash flows from financing activities:
   Increase (decrease) in borrowings under lines of credit.................       6,461,408         (13,629,671)
   Payments to acquire shares held in trust................................         (23,699)            (40,986)
   Payments on term loans..................................................      (1,373,075)         (1,157,738)
   Payments from capital lease obligations.................................        (337,793)           (334,023)
   Proceeds from issuance of common stock..................................         446,241          53,130,296
                                                                                -----------        ------------
Net cash provided by financing activities..................................       5,173,082          37,967,878

Translation adjustment.....................................................         (59,417)           (197,117)
                                                                                -----------        ------------
Net increase in cash and cash equivalents..................................         893,977          28,046,098
Cash and cash equivalents at beginning of period...........................       2,009,208           3,012,236
                                                                                -----------        ------------
Cash and cash equivalents at end of period.................................     $ 2,903,185        $ 31,058,334
                                                                                ===========        ============


         See accompanying notes to consolidated financial statements.

                            IMPCO TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           October 31, 1999 and 2000
                                 -------------

1) BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and the results of operations, contained in our Annual Report on Form 10-K for the fiscal year ended April 30, 2000. The condensed consolidated balance sheet of IMPCO Technologies, Inc. (IMPCO or the Company) as of October 31, 2000 includes the accounts of the Company and its majority owned subsidiary IMPCO-BERU Technologies B.V. (IMPCO BV), its majority owned subsidiary Grupo I.M.P.C.O. Mexicano, S. de R.L. de C.V. (IMPCO Mexicano), and its wholly owned subsidiaries IMPCO Technologies, Pty. Limited (IMPCO Pty) and IMPCO Tech Japan K.K. (IMPCO Japan). The results of operations for the three and six months ended October 31, 2000 are not necessarily indicative of the results that may be expected for the entire year ending April 30, 2001.


2) EQUITY OFFERING

  On April 7, 2000, the Company filed a Registration Statement on Form S-3 for an equity offering of 2.5 million shares of common stock. Of that amount, 1,625,000 shares were offered by the Company and 875,000 shares were offered by a selling shareholder. On July 14, 2000 this registration statement was declared effective by the SEC and the Company received proceeds of approximately $53.5 million. A portion of these proceeds, approximately $19 million, was used to pay down the outstanding Bank of America working capital line of credit. The remaining portion of the proceeds is expected to be used for the continuing expansion of the Company's development engineering capabilities and general corporate purposes including research and development in fuel cell technologies and working capital.


3)   DEBT PAYABLE

  Our debt payable is summarized as follows:

                                                                                        April 30,         Oct 31,
                                                                                          2000             2000
                                                                                       -----------      -----------
      Bank of America NT&SA
        Revolving line of credit..................................................     $15,550,000      $         0
        Mexican peso line of credit...............................................         851,000          523,000
        Term loans for acquisitions...............................................       3,028,000        2,105,000
        Capital lease and expenditure facilities..................................       4,843,000        6,787,000
        IMPCO BV term loan........................................................       1,043,000          809,000
        Credit facility--Mees Pierson.............................................              --               --
        The Hong Kong and Shanghai Banking Corporation Ltd.
        Term loan for acquisition.................................................       1,183,000        1,027,000
        Line of credit............................................................         555,000          458,000
      Other.......................................................................         112,000           78,000
                                                                                       -----------      -----------
                                                                                        27,165,000       11,787,000
      Less current portion........................................................       3,821,000        3,837,000
                                                                                       -----------      -----------
                                                                                       $23,344,000      $ 7,950,000
                                                                                       ===========      ===========




     In December 2000, the Company renegotiated with Bank of America to reduce the revolving working capital line of credit limit, expand the capital expenditure facility, and consolidate its acquisition loans and the non-revolving capital expenditure line of credit into one fully amortizing term loan. This new agreement consists of three credit facilities. A reduced $10,000,000 revolving line of credit, which currently has a zero balance, a new $5,000,000 non-revolving capital expenditure line of credit with a term repayment option available until August 31, 2001, which currently has a zero balance, and a new $7,100,000 term loan, which matures September 30, 2005, that consolidates four currently outstanding loans. As of October 31, 2000 our weighted average cost of debt, including the effect of our interest rate swaps, was 7.72%

     Loan Covenants and Collateral. The Bank of America credit facility contains certain restrictions and financial covenants, including liquidity, tangible net worth and cash flow coverage thresholds, as well as limitations on other indebtedness, and is secured by substantially all of the Company's assets. At October 31, 2000, the Company was in compliance with all covenants.


4) EARNINGS PER SHARE

   The following table sets forth the computation of basic and diluted earnings per share:

                                                             Three Months Ended                       Six Months Ended
                                                                 October 31,                             October 31,
                                                            1999             2000                    1999            2000
                                                         ----------      -----------              ----------     -----------
Numerator:
   Net income (loss) before dividends                    $1,502,678      $(1,381,831)             $3,056,394     $(1,989,785)

   Numerator for basic earnings (loss) per                1,502,678       (1,381,831)              3,056,394      (1,989,785)
share -  income (loss) available to
common stockholders to common stock
Effect of dilutive securities:

   Numerator for diluted earnings (loss) per             $1,502,678      $(1,381,831)             $3,056,394     $(1,989,785)
share - income (loss) available to common
stockholders after assumed conversion

Denominator:
   Denominator for basic earnings (loss) per              8,442,818       10,271,056               8,448,349       9,595,984
share - weighted-average shares

   Effect of dilutive securities:

    Employee stock options                                  431,822                -                 389,491               -
                                                         ----------      -----------              ----------     -----------
Dilutive potential common shares                            431,822                -                 389,491               -
    Denominator for diluted earnings (loss) per
share - adjusted weighted-average shares and
assumed conversion                                        8,874,640       10,271,056               8,837,840       9,595,984
                                                         ----------      -----------              ----------     -----------
Basic earnings (loss) per share                          $     0.18      $     (0.13)             $     0.36     $     (0.21)
                                                         ==========      ===========              ==========     ===========
Diluted earnings (loss) per share.                       $     0.17      $     (0.13)             $     0.35     $     (0.21)
                                                         ==========      ===========              ==========     ===========

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

  The components of comprehensive income for the three month and six month periods ended October 31, 1999, and October 31, 2000, are as follows:

                                                                         Three Months                  Six Months
                                                                       Ended October 31,            Ended October 31,
                                                                   -------------------------    -------------------------
                                                                      1999           2000          1999           2000
                                                                   ----------    -----------    ----------    -----------
    Net income (loss).........................................     $1,502,678    $(1,381,831)   $3,056,394    $(1,989,785)
    Foreign currency translation adjustment...................       (181,996)      (901,178)     (258,887)      (895,922)
                                                                   ----------    -----------    ----------    -----------
    Comprehensive income (loss).................................   $1,320,682    $(2,283,009)   $2,797,507    $(2,885,707)
                                                                   ==========    ===========    ==========    ===========

6) BUSINESS SEGMENT INFORMATION

     The Company classifies its business into three operating segments:
Automotive OEM and Fuel Cell division (formerly known as Automotive OEM division), Gaseous Fuel Products division and International Operations. The Automotive OEM and Fuel Cell division generates revenues through the sale of fuel storage, fuel delivery, and electronic control systems to original equipment manufacturers (OEMs) and the installation of products into OEM vehicles. The division also generates contract revenue by providing engineering design and support to the OEMs so that fuel systems will fit into a variety of their vehicles as they upgrade their models each year. All fuel cell application development work is done in this division. The Gaseous Fuel Products division sells products including parts and conversion systems to OEMs and the aftermarket. The International Operations in Australia, Europe, Japan and Mexico provide distribution for the Company's products, predominantly from the Gaseous Fuel Products division, as well as some product assembly.

     Corporate expenses consist of general and administrative expenses at the corporate level and include the amortization of goodwill and other intangible assets. Intersegment eliminations are primarily the result of intercompany sales from the Gaseous Fuel Products division to the International Operations.

     All research and development is expensed as incurred. Advanced research and development expense includes both customer funded research and development and company sponsored advanced research and development. Each operating segment conducts its own application engineering and technical support for the sales and market development of the new products and technology. Customer funded research and development consists primarily of expenses associated with contract revenue. These expenses include applications development costs in the Automotive OEM and Fuel Cell Division funded under customer contracts.

     The Company evaluates performance based on profit or loss from operations before interest and income taxes.

     Net revenues and operating income for the Company's business segments for the three and six months ended October 31, 1999 and 2000 are as follows:

=================================================================================================
                                                                  Revenues
-------------------------------------------------------------------------------------------------
(in thousands)                                  Three Months Ended         Six Months Ended
                                                    October 31,              October 31,
                                               1999           2000         1999        2000
                                               ----           ----         ----        ----
Automotive OEM and Fuel Cell Division           $ 3,943         $ 4,866      $ 9,227     $11,858
Gaseous Fuels Products Division                  20,291          16,244       39,832      36,025
International Operations                          7,373           8,182       13,818      15,796
Intersegment Elimination                         (4,250)         (3,940)      (7,100)     (9,059)
--------------------------------------------------------------------------------------------------
    Total                                       $27,357         $25,352      $55,777     $54,620
==================================================================================================

==================================================================================================
                                                           Operating Income/(Loss)
                                                           -----------------------
--------------------------------------------------------------------------------------------------
(in thousands)                                  Three Months Ended         Six Months Ended
                                                    October 31,              October 31,
                                               1999           2000         1999        2000
                                               ----           ----         ----        ----
Automotive OEM and Fuel Cell Division            $  (805)       $(3,291)     $(1,292)    $(5,260)
Gaseous Fuels Products Division                    5,951          2,763       11,483       6,792
International Operations                             781            229        1,444         868
Corporate Expenses (1)                            (1,768)        (1,387)      (3,568)     (3,161)
Advanced Research & Product Develop. (1)          (1,270)        (1,229)      (2,603)     (2,124)
Intersegment Elimination                            (141)           172          (65)       (206)
--------------------------------------------------------------------------------------------------
    Total                                        $ 2,748        $(2,743)     $ 5,399     $(3,091)
==================================================================================================

(1) Represents corporate expenses and corporate research and development not allocated to any of the operating segments.

7) INCOME TAXES

     Income taxes for the three and six months ended October 31, 2000 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.


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

OVERVIEW
--------

     We are a leading designer, manufacturer, and supplier of advanced fuel storage, fuel delivery and electronic control systems and components that allow internal combustion engines and fuel cell propulsion systems to operate in a variety of transportation, material handling, and power generation applications using clean fuels such as hydrogen, propane, natural gas, and methanol. Historically, most of our revenues have been derived from the sale of the products that enable traditional internal combustion engines to run on clean burning alternative fuels such as propane and natural gas instead of gasoline. Our future goal is to also commercialize systems that will provide delivery, storage and electronic controls for fuel cell propulsion systems.

     We classify our business interests into three operating segments:
Automotive OEM and Fuel Cell division (formerly known as the Automotive OEM division), Gaseous Fuel Products division and International Operations. The Automotive OEM and Fuel Cell division generates revenues through the sale of fuel storage, fuel delivery and electronic control systems to OEMs, primarily to General Motors, and the installation of our products into OEM vehicles. The division also generates contract revenue by providing engineering design and support to the OEMs so that our fuel storage and fuel delivery systems will fit into a variety of their vehicles as they upgrade their models each year. The Gaseous Fuel Products division sells products including parts and conversion systems to OEMs and the aftermarket. Our International Operations in Australia, Europe, Japan and Mexico provide distribution for our products, predominantly from our Gaseous Fuel Products division and some product assembly.

RESULTS OF OPERATIONS
---------------------

   Net revenues and operating income for our business for the three and six months ended October 31, 1999 and 2000 are as follows:

==========================================================================================================
                                                              Revenues         Operating Income/(Loss)
                                                                               -----------------------
----------------------------------------------------------------------------------------------------------
(in thousands)                                          1999        2000          1999          2000
                                                        ----        ----          ----          ----
   For the three months ended:                        Oct. 31,    Oct. 31,      Oct. 31,       Oct. 31,
                                                      --------    --------      --------       --------
Automotive OEM and Fuel Cell Division                    $ 3,943    $ 4,866       $  (805)       $(3,291)
Gaseous Fuels Products Division                           20,291     16,244         5,951          2,763
International Operations                                   7,373      8,182           781            229
Corporate Expenses                                             -          -        (1,768)        (1,387)
Advanced Research & Product Develop.                           -          -        (1,270)        (1,229)
Intersegment Elimination                                  (4,250)    (3,940)         (141)           172
----------------------------------------------------------------------------------------------------------
    Total                                                $27,357    $25,352       $ 2,748        $(2,743)
==========================================================================================================

==========================================================================================================
                                                              Revenues         Operating Income/(Loss)
                                                                               -----------------------
----------------------------------------------------------------------------------------------------------
(in thousands)                                          1999        2000          1999          2000
                                                        ----        ----          ----          ----
   For the six months ended:                          Oct. 31,    Oct. 31,      Oct. 31,       Oct. 31,
                                                      --------    --------      --------       --------
Automotive OEM and Fuel Cell Division                    $ 9,227    $11,858       $(1,292)       $(5,260)
Gaseous Fuels Products Division                           39,832     36,025        11,483          6,792
International Operations                                  13,818     15,796         1,444            868
Corporate Expenses  (1)                                        -          -        (3,568)        (3,161)
Advanced Research & Product Develop. (1)                       -          -        (2,603)        (2,124)
Intersegment Elimination                                  (7,100)    (9,059)          (65)          (206)
------------------------------------------------------------------------------------------------------------
    Total                                                $55,777    $54,620       $ 5,399         $(3,091)
============================================================================================================

(1) Represents corporate expenses and corporate research and development not allocated to any of the operating segments.

     Automotive OEM and Fuel Cell Division. For the three months and six months ended October 31, 2000, net revenues increased by approximately $0.9 million, or 23.4%, and approximately $2.6 million, or 28.5%, respectively, as compared to the same periods in the prior fiscal year. Product sales in the current quarter increased to $2.2 million, compared to $1.5 million in the same quarter of fiscal year 2000. For the six months ended October 31, product sales increased approximately $1.1 million over the same period in the prior fiscal year. Product sales consist of General Motors' mid-size automobiles and pick-up trucks equipped with this division's bi-fuel compressed natural gas fuel system and dedicated liquid propane gas kits under the Teaming Agreement with General Motors for their medium duty trucks. During the current year quarter, as compared to the second quarter of fiscal year 2000, we realized higher midsize automobile revenues, partially offset by lower medium duty and pick-up truck revenues. For the six months ended October 31, 2000, we realized higher midsize automobile and pick-up truck revenues, partially offset by lower medium duty
truck revenues as compared to the same period in the prior fiscal year.   We
expect product sales to be higher in the fiscal year 2001, as compared to the prior fiscal year, as additional General Motors platforms and model years are introduced. We anticipate higher sales in the second half of fiscal year 2001 as compared to the same period in fiscal 2000.

     During the three months and six months ended October 31, 2000, contract revenues increased $0.3 million, or 11.0%, and $1.6 million, or 41.5%, respectively, as compared to the same periods in fiscal year 2000. This first half increase was primarily due to lower revenues recognized during the first quarter of fiscal year 2000 as a result of the start up period on new General Motors model year programs. We anticipate, based on new contracts negotiated with General Motors and expected levels of contract completion on these contracts and government agency contracts with the Southern California Air Quality Management District, that contract revenue, in the remaining half of fiscal year 2001, will be lower than levels experienced during the same period in fiscal year 2000.

     During the three and six months ended October 31, 2000, the Automotive OEM and Fuel Cell division operating loss was approximately $3,291,000 and $5,260,000, respectively, as compared to an operating loss of approximately $805,000 and $1,292,000 in the same periods of the prior fiscal year. This increase in loss was primarily attributable to our increased efforts relating to the application development and commercialization of fuel metering, fuel storage and fuel systems for alternative fuel and fuel cell OEM programs. We have opened additional facilities in Irvine, California, Lake Forest, California and Sterling Heights, Michigan to expand our testing capabilities and vehicle integration capacity to meet anticipated increasing OEM activity in developing alternate fuel and fuel cell vehicles. We anticipate future increases in application development and other operating expenditures as we continue the expansion of engineering facilities and staff to support anticipated alternative fuel and fuel cell programs.

     Product application development costs during the quarter and six months ended October 31, 2000 were $2,211,000 and $3,559,000, respectively, as compared to $2,243,000 and $3,839,000 in the same periods in the prior fiscal year. Product application development expense is primarily for system development and application engineering of our products under the funded General Motors contract, other funded contract work with state and federal agencies, and for internally funded fuel cell and alternate fuel system and component application development work. Customer funded development costs during the quarter and six month to date were $2,644,000 and $4,166,000, respectively, as compared to $2,289,000 and $3,652,000 in the same periods in the prior fiscal year. We anticipate product application development costs will be lower in the remaining half of fiscal year 2001 as compared to the same period in the prior year.

     Gross margin on General Motors' product sales was higher in the second quarter but lower for the first half of fiscal year 2001 as compared to the same period in fiscal year 2000. This was primarily a result of product mix. Higher second quarter sales of the model year 2001 midsize automobile, which has higher margins, was offset for the six month period by higher model year 2000 pick-up truck sales, which has lower margins, in the first quarter. We anticipate higher gross margins on model year 2001 platforms as compared to model year 2000 platforms, primarily due to additional engineering design efficiencies and reduced per unit overhead costs.

     Gaseous Fuels Products Division. For the three months and six months ended October 31, 2000, net revenues decreased by approximately $4.0 million, or 19.9%, and approximately $3.8 million, or 9.6%, respectively, as compared to the same periods in the prior fiscal year. For the quarter and six month period, revenues were lower due to lower shipments of product to Mexico distributors for subsequent automotive after market sales, caused primarily by delays in public transportation programs. Additionally, revenues were lower due to declines in small industrial engine end use, caused by an end in the short-term increase in small engine sales related to year 2000 Y2K preparedness. These decreases were partially offset by higher sales for large industrial engine end uses. Material handling sales in the second quarter were comparable to the same period in the prior fiscal year. We anticipate that overall revenues generated by Gaseous Fuels Products division in fiscal year 2001 will be lower than fiscal year 2000 due to the declines in the small engine market and the slowdown in aftermarket conversions in Mexico. These lower Mexico conversions are anticipated to be partially offset by conversions at the OEM level starting at the end of this fiscal year. Additionally, management anticipates a continuing trend of higher industrial system sales.

     For the three and six months ended October 31, 2000, operating income decreased by approximately $3.2 million, or 53.6%, and approximately $4.7 million, or 40.9%, respectively, as compared to the same periods in the prior fiscal year. These decreases were mainly due to a lower gross profit of $2.0 million in the second quarter of fiscal year 2001 as compared to the same period the prior year and higher application development expenses of approximately $1.2 million and $2.4 million, as compared to the same periods in the prior fiscal year. The lower gross profit is directly related to the decline in revenues. The increase in application development costs are primarily related to the development of the next generation fuel/engine management systems for the material handling and industrial engine market. We anticipate that operating income for this division for the remaining fiscal year 2001 will be lower compared to the same period in fiscal year 2000 primarily due to the lower sales level and the investment in application development expenses.

     International Operations. For the three months and six months ended October 31, 2000, net revenues increased by approximately $0.8 million, or 11.0%, and approximately $2.0 million, or 14.3%, respectively, as compared to the same periods in the prior fiscal year. For the quarter, our Australia and Mexico subsidiaries together increased revenues by $1.0 million compared to the same quarter in the prior fiscal year. For the six month period, our Australia and Mexico subsidiaries accounted for $1.7 million of the increase. This segment's revenues would have increased an additional $1.1 million and $1.7 million for the quarter and first half of fiscal year 2001, respectively, if not for the strengthening of the U.S. Dollar. The weakening of foreign currencies versus the U.S. Dollar negatively impacts the conversion of foreign currency denominated sales. We anticipate that this segment's revenues for the remainder of fiscal year 2001 will be higher than comparable period in fiscal year 2000 as international markets for our products continue to expand.

     During the three and six months ended October 31, 2000, the International Operations operating income was approximately $229,000 and $868,000, respectively, as compared to operating income of approximately $782,000 and $1,444,000 in the same periods of the prior fiscal year. The Mexico subsidiary had higher operating expenses during the current six month period compared to the same period in the prior year primarily as a result of the preparation of anticipated future automotive conversion programs. The delay in these programs has adversely affected the operating income of the Mexico subsidiary. Additionally, European gross profits declined approximately $192,000 during the current quarter compared to the prior year second quarter primarily due to higher cost of goods from the strengthening U.S. Dollar. These decreases in operating income during the three month and six month periods were partially offset by higher operating income in Australia. The Australia operation had higher operating income during the current quarter and six month period compared to the same periods in the prior year primarily due to higher revenues and higher gross margins. We anticipate that operating income for this segment for the remaining half of fiscal year 2001 will be higher compared to the same period last year due to anticipated higher revenues at all our International Operations.

     Corporate Expenses. Corporate expenses for the three months and six months ended October 31, 2000 decreased by approximately $381,000, or 21.5%, and approximately $406,000, or 11.4%, respectively, as compared to the same periods in the prior fiscal year. The decrease in corporate expenses was primarily due to higher executive compensation and higher legal expenses incurred during the first half of fiscal year 2000 as compared to the current six month period. We anticipate that corporate expenses for the remaining half of fiscal year 2001 will be comparable to levels experienced during the same period of fiscal year 2000.

     Corporate Research and Product Development. Corporate Research and Product Development expense for the three and six months ended October 31, 2000 decreased by approximately $41,000, or 3.2%, and approximately $480,000, or 18.4%, respectively, as compared to the same periods in the prior fiscal year. The decrease for the current half year is due to the completion of several fuel metering and fuel storage component projects at the end of fiscal year 2000 which was offset by the startup of a new fuel storage component project in the second quarter. We anticipate that corporate research and product development expense during fiscal year 2001 will be lower than the levels experienced during fiscal year 2000 due to the completion of the corporate projects and the transfer of these projects for subsequent application development by each operating segment, particularly the Automotive OEM and Fuel Cell Division.

     Interest Expense (Income). Interest income for the three months ended October 31, 2000, was approximately $294,000 compared to interest expense of approximately $346,000 in the same period in the prior fiscal year. For the year to date, interest expense was approximately $247,000 compared to approximately $578,000 for the same period in the prior fiscal year. The interest income during the quarter was attributable to proceeds from our July 2000 equity offering that provided the Company with $53.5 million. The Bank of America working capital line of credit was paid off at the end of the first quarter and the remaining amount was invested in short-term investments and money market accounts. We anticipate generating interest income for the remaining half of fiscal year 2001.

     Provision For Income Taxes. Statement of Financial Accounting Standards No. 109 (FAS 109) "Accounting for Income Taxes" requires, among other things, the separate recognition, measured at currently enacted tax rates, of deferred tax assets and deferred tax liabilities for the tax effect of temporary differences between the financial reporting and tax reporting bases of assets and liabilities, and net operating loss and tax credit carryforwards for tax purposes. Through October 31, 2000, we have incurred nearly a $5.9 million federal net operating loss (NOL). We can carryback these NOLs to the prior two taxable years resulting in tax refunds. Research and development credits, freed up by the NOL carryback, may be carried forward to future taxable years. At October 31, 2000 we have federal and state research and development credit carryforwards aggregating approximately $4.8 million. Federal research and development credits totaling $3.0 expire from 2009 to 2020. State research and development credits of $1.8 million have no expiration.

     FAS 109 requires that a valuation allowance must be established for deferred tax assets if it is "more likely than not" that all or a portion will not be realized. We have estimated the amount of the deferred tax assets that we believe will be realized for deferred research and development credits. This estimate is based on future income required to utilize the research and development credits, based on currently enacted tax rates applied to the U.S. deferred tax asset amount, our discretionary decision to invest in research and development, our ability to curtail research and development, and our expectations of future income based on the our technology position. Accordingly, a valuation allowance of approximately $330,000 has been recorded with respect to the deferred tax assets at October 31, 2000.


LIQUIDITY AND CAPITAL RESOURCES.
-------------------------------

     Our financial condition has strengthened following the completion of the equity offering in which we received $53.5 million. At October 31, 2000, total cash and short-term investments totaled $31.1 million, up from $3.0 million at April 30, 2000. These funds had a weighted average yield to maturity of 6.31% and a weighted average maturity of 102 days. We will use these funds and bank financing to fund capital expenditures and research and development, as well as to invest in and operate our existing operations and new businesses. We believe we have the financial resources needed to meet business requirements in the foreseeable future, including expanding engineering facilities and staff to support current and anticipated alternative fuel and fuel cell OEM programs.

     Net cash used in operating activities was $3.8 million for the six months ended October 31, 2000, compared to net cash used in operating activities of $3.0 million for the same period in the previous year. The increase in cash used in operating activities during the current period resulted primarily from the net loss of nearly $2.0 million this year as compared to net income of $3.0 million for the same period in the prior fiscal year. This net income difference was substantially offset by a lower investment in inventory in the current six month period as compared to the same period in the prior fiscal year. The lower investment in inventory was primarily attributable to improved inventory management at our domestic locations, to an unusually high level of inventory at fiscal year end 2000, and the buildup of inventory in preparation for the move of our Automotive OEM and Fuel Cell Division to new facilities last year. Also, accounts receivable increased less in the first half of this year as compared the same period in the prior fiscal year. The smaller increase in accounts receivable resulted from improved collections from domestic customers, which was offset by a $2.2 million increase in earned, but not yet billed, contract revenues classified as accounts receivable and high international receivables, particularly in Mexico.

     Net cash used in investing activities in the first half of fiscal year 2001 was approximately $5.9 million, an increase of approximately $4.7 million from the $1.2 million reported in the same period in the previous year. This increase was primarily due to the purchases of equipment and leasehold improvements as we expanded our facilities dedicated to the research and development of systems and products that support the use of alternative fuel and fuel cell programs. We expect capital expenditures during the current year, primarily relating to equipment enhancements and facilities for the development and production of new products and application development programs, to continue to be significantly higher than expenditures during fiscal year 2000.

     Net cash provided by financing activities during the current half was approximately $38.0 million compared to $5.2 million for the same period in the previous year. This increase was due to the proceeds from our follow on equity offering, which was partially offset by our subsequent pay down of the Bank of America working capital line of credit. Payments made on term loans were approximately $1.2 million. Our long term debt at October 31, 2000 decreased $15.4 million compared to April 30, 2000.

     In December 2000, we renegotiated our loan facilities with Bank of America to reduce the U.S. revolving working capital line of credit, expand the capital expenditure facility, and consolidate our acquisition loans and our previous non-revolving capital expenditure line of credit into one fully amortizing term loan. This new agreement reduced our revolving line of credit to $10 million and provided a new $5 million non-revolving capital expenditure line of credit with a term repayment option, available until August 31, 2001. Both of these lines of credit have no outstanding balance. Additionally, the new facility consolidated four currently outstanding loans into a new $7.1 million term loan, which matures September 30, 2005. We also have a $3 million revolving line of credit for IMPCO Mexicano of which approximately $523,000 was outstanding as of October 31, 2000. In addition, our subsidiary in the Netherlands has a fl. 3,000,000 (U.S.$1,262,000) credit facility with Mees Pierson, a financial institution in the Netherlands. At October 31, 2000, there was no outstanding balance. Our subsidiary in Japan has a (Yen)60,000,000 (U.S.$549,000) revolving term loan facility with the Hongkong and Shanghai Banking Corporation Ltd., Osaka Branch. At October 31, 2000, there was no additional credit available under this facility.


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

     Foreign Currency Management. The results and financial condition of our international operations are affected by changes in exchange rates between certain foreign currencies and the U.S. Dollar. Our exposure to fluctuations in currency exchange rates has increased as a result of the growth of our international subsidiaries. The functional currency for all of our international subsidiaries is the local currency of the subsidiary. An increase in the value of the U.S. Dollar increases costs incurred by the subsidiaries because most of our international subsidiaries' inventory purchases are U.S. Dollar denominated. We monitor this risk and attempt to minimize the exposure through forward currency contracts and the management of cash disbursements in local currencies. At October 31, 2000 we had no currency forward contracts outstanding.

     We seek to hedge our foreign currency economic risk by minimizing our U.S. Dollar investment in foreign operations using foreign currency term loans to finance the operations of our foreign subsidiaries. The term loans are denominated in local currencies and translated to U.S. Dollars at period end exchange rates.

     Interest Rate Management. We use interest rate swap agreements with Bank of America to manage our exposure to interest rate changes and stabilize the cost of borrowed funds. When an agreement is executed, the swap is linked to a specific debt instrument. At October 31, 2000, we had approximately $2,714,000 secured under fixed interest rate agreements at a weighted-average fixed interest rate of 7.93%. Absent these fixed rate agreements, the weighted-average variable rate for this debt at October 31, 2000 would have been 8.60%. At October 31, 2000, the fair value of our interest rate swap agreements approximated carrying value.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Information relating to Quantitative and Qualitative Disclosures About Market Risk appear under the heading "Derivative Financial Instruments" which is included in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II--OTHER INFORMATION


Item 1.  Legal Proceedings.

     In August 2000, we proceeded with legal action in Federal court (Eastern District of Michigan, case # 00-73633) against GFI Control Systems Inc. and Dynetek Industries Ltd. for patent infringement (U.S. Patent No. 6,041,762) which covers a compressed gas fuel system that includes a tank with an internal pressure regulator. We have and will vigorously enforce our intellectual rights. Our intellectual property is valuable since these rights protect our research and development efforts in a new technology.

Items 2, 3, and 5.

     Not applicable.

Item 4. Submission of matters to a vote of security holders

     (a) The annual meeting of stockholders was held on October 19, 2000.

     (b) The stockholders voted to elect the following nominees as directors for a three year term:

     Nominee                    Votes For           Percent of Voted           Withheld
     -------                    ---------           ----------------           --------
     Douglas W. Toms            7,996,284                97.91                  170,702
     J. David Power             7,998,150                97.93                  168,836


     (c)  (i)  The proposal to approve the 2000 Incentive Stock Option Plan:

                                        Votes                 Percent of Voted
                                      ---------               ----------------
          For                         7,094,934                    86.87
          Against                     1,033,611                    12.66
          Abstain                        38,441                      .47
          Broker non-votes              196,981

          (ii) The proposal to approve the amendment to the Certificate of Incorporation of the Company increasing the authorized Common Stock of the Company to 100,000,000 shares:

                                        Votes                 Percent of Voted
                                      ---------               ----------------
          For                         7,245,958                    88.72
          Against                       905,544                    11.09
          Abstain                        15,484                      .19
          Broker non-votes              196,981

          (iii) The ratification of the appointment of Ernst & Young LLP. as the Company's independent auditors received the following votes:

                                        Votes                 Percent of Voted
                                      ---------               ----------------
          For                         8,137,369                     99.64
          Against                        23,975                       .29
          Abstain                         5,642                       .07

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          Exhibit 10.21 - Amendment No. 4 to Business Loan Agreement by and between Bank of America, N.A. and IMPCO Technologies, Inc. dated as of September 12, 2000.

          Exhibit 10.22 - Amendment No. 5 to Business Loan Agreement between Bank of America, N.A. and IMPCO Technologies, Inc. dated as of December 13, 2000.

          Exhibit 27.1 - Financial Data Schedule.

     (b)  Reports on Form 8-K:

          There were no reports on Form 8-K filed during the quarter ended October 31, 2000.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         IMPCO Technologies, Inc.
                                           (Registrant)

Date: December 15, 2000                  By /s/William B. Olson
                                         -------------------------
                                              William B. Olson
                                          Chief Financial Officer
                                          and Treasurer
                                           [Authorized Signatory]