Form 10-Q
period 2001-01-31
IMPCO TECHNOLOGIES INC
filed 2001-03-19
CIK 790708

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2001, or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to

Commission File No. 0-16115

                            IMPCO Technologies, Inc.
             (Exact name of registrant as specified in its charter)

                Delaware                             91-1039211
                --------                             ----------
         (State of Incorporation)              (IRS Employer I.D. No.)

                    16804 Gridley Place, Cerritos, CA 90703
            --------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (562) 860-6666

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

          Yes [X]   No  [_]

Number of shares outstanding of each of the issuer's classes of common stock, as of February 28, 2001:

  10,278,377 shares of Common Stock, $.001 par value per share.

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

                            IMPCO TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      April 30, 2000 and January 31, 2001

                                                                                                        April 30,     January 31,
                                                                                                          2000            2001
                                                                                                       -----------    ------------
                                                                                                                      (Unaudited)
                                                                                                                     -------------
ASSETS
Current assets:
 Cash and cash equivalents..........................................................................   $ 3,012,236    $ 18,107,297
 Available-for-sale securities......................................................................             -       7,624,753
 Accounts receivable................................................................................    30,837,388      26,382,274
  Less allowance for doubtful accounts..............................................................      (565,597)     (1,007,062)
                                                                                                       -----------    ------------
    Net accounts receivable.........................................................................    30,271,791      25,375,212
 Inventories:
  Raw materials and parts...........................................................................    18,506,961      20,359,851
  Work-in-process...................................................................................       836,308         663,105
  Finished goods....................................................................................    13,628,649       9,674,485
                                                                                                       -----------    ------------
     Total inventories..............................................................................    32,971,918      30,697,441
 Deferred tax assets................................................................................     4,237,571       6,839,057
 Income taxes receivable............................................................................       134,983       4,112,635
 Other current assets...............................................................................     2,756,473       3,106,341
                                                                                                       -----------    ------------
  Total current assets..............................................................................    73,384,972      95,862,736

Equipment and leasehold improvements:
 Dies, molds and patterns...........................................................................     6,537,110       7,172,298
 Machinery and equipment............................................................................     8,340,978      10,918,724
 Office furnishings and equipment...................................................................     7,191,795      12,233,592
 Automobiles and trucks.............................................................................       542,157         473,272
 Leasehold improvements.............................................................................     3,461,098       4,315,050
                                                                                                       -----------    ------------
                                                                                                        26,073,138      35,112,936
 Less accumulated depreciation and amortization.....................................................    15,507,208      17,814,450
                                                                                                       -----------    ------------

  Net equipment and leasehold improvements..........................................................    10,565,930      17,298,486

Intangibles arising from acquisitions...............................................................    15,758,461      15,666,743
 Less accumulated amortization......................................................................     5,271,918       5,753,073
                                                                                                       -----------    ------------
 Net intangibles arising from acquisitions..........................................................    10,486,543       9,913,670
Other assets........................................................................................       578,568         654,904
                                                                                                       -----------    ------------
                                                                                                       $95,016,013    $123,729,796
                                                                                                       ===========    ============

          See accompanying notes to consolidated financial statements.

                            IMPCO TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      ApriL 30, 2000 and January 31, 2001
                                  (Continued)

                                                                                                      April 30,     January 31,
                                                                                                         2000           2001
                                                                                                     -----------   ------------
                                                                                                                   (Unaudited)
                                                                                                                   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:...............................................................................
 Accounts payable..................................................................................  $13,652,011   $  9,394,964
 Accrued payroll obligations.......................................................................    3,942,028      3,266,187
 Other accrued expenses............................................................................    2,341,567      2,285,156
 Current maturities of long-term debt and capital leases...........................................    3,820,697      2,861,674
                                                                                                     -----------   ------------
   Total current liabilities.......................................................................   23,756,303     17,807,981

Lines of credit....................................................................................   18,808,699      3,064,361
Term loans.........................................................................................    3,014,257      5,947,267
Capital leases.....................................................................................    1,521,199      1,541,113
Deferred tax liabilities...........................................................................      745,154        800,954

Minority interest..................................................................................    1,791,058      1,940,967

Commitments and contingencies......................................................................           --             --

Stockholders' equity:

Common stock, $.001 par value, authorized 100,000,000 shares; 10,278,377
issued and outstanding at January 31, 2001 (8,571,807 at April 30, 2000)...........................        8,572         10,278
 Additional paid-in capital........................................................................   47,539,037    101,374,942
 Shares held in trust..............................................................................     (110,320)      (142,710)
 Retained earnings.................................................................................      667,683     (5,673,585)
 Accumulated other comprehensive income (loss).....................................................   (2,725,629)    (2,941,772)
                                                                                                     -----------   ------------
   Total stockholders' equity......................................................................   45,379,343     92,627,153
                                                                                                     -----------   ------------
                                                                                                     $95,016,013   $123,729,796
                                                                                                     ===========   ============

          See accompanying notes to consolidated financial statements.

                            IMPCO TECHNOLOGIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   Unaudited
             Three and Nine Months ended January 31, 2000 and 2001

                                                                                 Three Months Ended           Nine Months Ended
                                                                                    January 31,                  January 31,
                                                                                2000            2001          2000          2001
                                                                             -----------    -----------   -----------  ------------
Revenue:
 Product sales............................................................   $24,832,050    $20,927,661   $76,759,293  $ 70,183,074
 Contract revenue.........................................................     3,103,743      1,115,919     6,953,371     6,480,061
                                                                             -----------    -----------   -----------  ------------
  Net revenue.............................................................    27,935,793     22,043,580    83,712,664    76,663,135
Costs and expenses:
 Cost of product sales....................................................    17,089,826     14,918,342    50,750,187    48,778,541
 Research and development expense.........................................     3,909,239      8,979,470    10,541,744    22,220,111
 Selling, general and administrative expense..............................     5,488,635      6,175,489    15,573,212    16,784,999
                                                                             -----------    -----------   -----------  ------------
   Total costs and expenses...............................................    26,487,700     30,073,301    76,865,143    87,783,651
Operating income (loss)...................................................     1,448,093     (8,029,721)    6,847,512   (11,120,516)
Interest expense (income), net............................................       560,528       (110,950)    1,138,239       136,499
                                                                             -----------    -----------   -----------  ------------
Income (loss) before income taxes and minority interest in income
    of consolidated subsidiaries..........................................       887,565     (7,918,771)    5,709,282   (11,257,015)
Income tax expense (benefit)..............................................       (58,536)    (3,563,447)    1,484,413    (5,065,656)
Minority interest in income (loss) of consolidated subsidiaries...........       153,925         (3,841)      376,299       149,909
                                                                             -----------    -----------   -----------  ------------
Net income (loss) applicable to common stock..............................   $   792,176    $(4,351,483)  $ 3,848,570  $ (6,341,268)
                                                                             ===========    ===========   ===========  ============

Net income (loss) per share:
 Basic....................................................................   $      0.09    $     (0.42)  $      0.45  $      (0.65)
                                                                             ===========    ===========   ===========  ============
 Diluted..................................................................   $      0.09    $     (0.42)  $      0.43  $      (0.65)
                                                                             ===========    ===========   ===========  ============

Number of shares used in per share calculation:
 Basic....................................................................     8,464,312     10,277,551     8,462,958     9,823,173
                                                                             ===========    ===========   ===========  ============
 Diluted..................................................................     9,098,931     10,277,551     8,947,709     9,823,173
                                                                             ===========    ===========   ===========  ============


          See accompanying notes to consolidated financial statements.

                            IMPCO TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Unaudited
                  Nine Months Ended January 31, 2000 and 2001

                                                                                                 January 31,    January 31,
                                                                                                     2000           2001
                                                                                                 -----------   ------------
Net cash used in operating activities.........................................................   $(4,753,412)  $ (7,279,566)

Cash flows from investing activities:
  Purchases of equipment and leasehold improvements...........................................    (2,412,520)    (9,443,726)
  Purchase of intangible assets...............................................................       (45,752)      (128,991)
  Proceeds from sales of equipment............................................................        46,546         59,061
  Purchase of available-for-sale securities...................................................             -    (14,761,461)
  Sale of available-for-sale securities.......................................................             -      7,171,794
                                                                                                 -----------   ------------
Net cash used in investing activities.........................................................    (2,411,726)   (17,103,323)

Cash flows from financing activities:
  Increase (decrease) in borrowings under lines of credit.....................................    10,379,330    (16,035,924)
  Payments to acquire shares held in trust....................................................       (31,580)       (32,390)
  Payments/proceeds on term loans.............................................................    (1,877,126)     2,482,724
  Payments from capital lease obligations.....................................................      (518,137)        33,260
  Proceeds from issuance of common stock......................................................       918,656     53,105,133
                                                                                                 -----------   ------------
Net cash provided by financing activities.....................................................     8,871,043     39,552,803

Translation adjustment........................................................................      (168,804)       (74,853)
                                                                                                 -----------   ------------
Net increase in cash and cash equivalents.....................................................     1,537,201     15,095,061
Cash and cash equivalents at beginning of period..............................................     2,009,208      3,012,236
                                                                                                 -----------   ------------
Cash and cash equivalents at end of period....................................................   $ 3,546,409   $ 18,107,297
                                                                                                 ===========   ============



          See accompanying notes to consolidated financial statements.

                            IMPCO TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               -----------------

1)  BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and the results of operations, contained in our Annual Report on Form 10-K for the fiscal year ended April 30, 2000. The condensed consolidated balance sheet of IMPCO Technologies, Inc. (IMPCO or the Company) as of January 31, 2001 includes the accounts of the Company and its majority owned subsidiary IMPCO-BERU Technologies B.V. (IMPCO BV), its majority owned subsidiary Grupo I.M.P.C.O. Mexicano, S. de R.L. de C.V. (IMPCO Mexicano), and its wholly owned subsidiaries IMPCO Technologies, Pty. Limited (IMPCO Pty), IMPCO Tech Japan K.K. (IMPCO Japan), and Quantum Technologies (formerly known as the Automotive OEM and Fuel Cell division). The results of operations for the three and nine months ended January 31, 2001 are not necessarily indicative of the results that may be expected for the entire year ending April 30, 2001.


2)  EQUITY OFFERING

     On April 7, 2000, the Company filed a Registration Statement on Form S-3 for an equity offering of 2.5 million shares of common stock. Of that amount, 1,625,000 shares were offered by the Company and 875,000 shares were offered by a selling shareholder. On July 14, 2000 this registration statement was declared effective by the SEC and the Company received proceeds of approximately $53.5 million. A portion of these proceeds, approximately $19 million, was used to pay down the outstanding Bank of America working capital line of credit. The remaining portion of the proceeds is expected to be used for the continuing expansion of the Company's development engineering capabilities and general corporate purposes, including research and development in fuel cell technologies and working capital.

3)  DEBT PAYABLE

     Our debt payable is summarized as follows:

                                                                                              April 30,   January 31,
                                                                                                2000         2001
                                                                                             -----------  -----------
   Bank of America NT&SA
     Revolving line of credit..............................................................  $15,550,000  $        --
     Mexican peso line of credit...........................................................      851,000      517,000
     Term loans............................................................................    3,028,000    6,750,000
     Capital lease and expenditure facilities..............................................    4,843,000    4,620,000
     IMPCO BV term loan....................................................................    1,043,000           --
   Fortis Bank credit facility.............................................................           --      388,000
   The Hong Kong and Shanghai Banking Corporation Ltd
     Term loan for acquisition.............................................................    1,183,000      896,000
     Line of credit........................................................................      555,000      172,000
   Other...................................................................................      112,000       71,000
                                                                                             -----------  -----------
                                                                                              27,165,000   13,414,000
   Less current portion....................................................................    3,821,000    2,862,000
                                                                                             -----------  -----------
                                                                                             $23,344,000   10,552,000
                                                                                             ===========  ===========

   In December 2000, the Company negotiated with Bank of America to reduce the revolving working capital line of credit limit, expand the capital expenditure facility, and consolidate its acquisition loans and the non-revolving capital expenditure line of credit into one fully amortizing term loan. This new agreement consists of three credit facilities. A reduced $10,000,000 revolving line of credit, which currently has a zero balance, a new $5,000,000 non-revolving capital expenditure line of credit with a term repayment option available until August 31, 2001, which currently has a $2,500,000 balance, and a new $7,100,000 term loan, which matures September 30, 2005, that consolidated four previously outstanding loans. As part of this negotiation, the Company subsequently placed approximately $9.3 million in a collateral account with Bank of America to obtain the favorable interest rate of the bank's prime rate minus 2% on the term loan and the capital expenditure line of credit. Also, in December, the subsidiary in the Netherlands expanded their revocable credit facility with Fortis Bank (formerly Mees Pierson) to fl. 5,000,000, from fl. 3,000,000, and paid off its outstanding term loan with Bank of America. As of January 31, 2001 the Company's weighted average cost of debt, including the effect of interest rate swaps, was 6.8%.

Loan Covenants and Collateral. The Bank of America credit facility contains certain restrictions and covenants, as well as limitations on other indebtedness, and is secured by substantially all of the Company's assets. At January 31, 2001, the Company was in compliance with all covenants.

4)  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                      Three Months Ended        Nine Months Ended
                                                                         January 31,               January 31,
                                                                      2000         2001         2000         2001
                                                                   ----------  -----------   ----------  -----------
Numerator:
  Net income (loss)                                                $  792,176  $(4,351,483)  $3,848,570  $(6,341,268)

  Numerator for basic earnings (loss) per
   share -income (loss) available to
   common stockholders                                                792,176   (4,351,483)   3,848,570   (6,341,268)

  Numerator for diluted earnings (loss) per
   share - income (loss) available to common
   stockholders                                                    $  792,176  $(4,351,483)  $3,848,570  $(6,341,268)

Denominator:
  Denominator for basic earnings (loss) per
   share - weighted-average shares                                  8,464,312   10,277,551    8,462,958    9,823,173

 Effect of dilutive securities:

  Employee stock options                                              634,619           --      484,751           --
                                                                   ----------  -----------   ----------  -----------
Dilutive potential common shares                                      634,619           --      484,751           --

 Denominator for diluted earnings (loss) per
   share - adjusted weighted-average shares and
   assumed conversion                                               9,098,931   10,277,551    8,947,709    9,823,173
                                                                   ----------  -----------   ----------  -----------
Basic earnings (loss) per share                                    $     0.09  $     (0.42)  $     0.45  $     (0.65)
                                                                   ==========  ===========   ==========  ===========
Diluted earnings (loss) per share.                                 $     0.09  $     (0.42)  $     0.43  $     (0.65)
                                                                   ==========  ===========   ==========  ===========



5)  COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income for the three month and nine month periods ended January 31, 2000, and January 31, 2001, are as follows:

                                                                              Three Months                 Nine Months
                                                                            Ended January 31,           Ended January 31,
                                                                        -------------------------  --------------------------
                                                                          2000          2001           2000           2001
                                                                        ---------    -----------    ----------    -----------
Net income (loss).....................................................  $ 792,176    $(4,351,483)   $3,848,570    $(6,341,268)
Foreign currency translation adjustment...............................   (262,659)       643,568      (521,546)      (252,354)
Unrealized gains on available-for-sale securities.....................         --         36,211            --         36,211
                                                                        ---------    -----------    ----------    -----------
Comprehensive income (loss)...........................................  $ 529,517    $(3,671,704)   $3,327,024    $(6,557,411)
                                                                        =========    ===========    ==========    ===========

6)  BUSINESS SEGMENT INFORMATION

  The Company classifies its business into three operating segments: Quantum Technologies (formerly known as Automotive OEM and Fuel Cell division), Gaseous Fuel Products division and International Operations. Quantum Technologies generates revenues through the sale of fuel storage, fuel delivery, and electronic control systems to original equipment manufacturers (OEMs) and the installation of products into OEM vehicles. The subsidiary also generates contract revenue by providing engineering design and support to the OEMs so that fuel systems will fit into a variety of their vehicles as they upgrade their models each year. All fuel cell application development work is done in this subsidiary. The Gaseous Fuel Products division sells products including parts and conversion systems to OEMs and the aftermarket. The International Operations in Australia, Europe, Japan and Mexico provide distribution for the Company's products, predominantly from the Gaseous Fuel Products division, as well as some product assembly.

  Corporate expenses consist of general and administrative expenses at the corporate level and include the amortization of goodwill and other intangible assets. Intersegment eliminations are primarily the result of intercompany sales from the Gaseous Fuel Products division to the International Operations.

  All research and development is expensed as incurred. Advanced research and development expense includes both customer funded research and development and company sponsored advanced research and development. Each operating segment conducts its own application engineering and technical support for the sales and market development of the new products and technology. Customer funded research and development consists primarily of expenses associated with contract revenue. These expenses include application development costs in Quantum Technologies funded under customer contracts.

  The Company evaluates performance based on profit or loss from operations before interest and income taxes.

  Net revenues and operating income for the Company's business segments for the three and nine months ended January 31, 2000 and 2001 are as follows:

===================================================================================================================
                                                                                        Revenues
                                                                                        --------
-------------------------------------------------------------------------------------------------------------------
(in thousands)                                                          Three Months Ended    Nine months Ended
                                                                           January 31,           January 31,
                                                                         2000       2001       2000       2001
                                                                        -------    -------   --------   --------
Quantum Technologies                                                    $ 6,203    $ 3,898   $ 15,429   $ 15,756
Gaseous Fuels Products Division                                          18,378     14,284     58,211     50,309
International Operations                                                  8,045      7,751     21,863     23,547
Intersegment Elimination                                                 (4,690)    (3,889)   (11,790)   (12,949)
-------------------------------------------------------------------------------------------------------------------
Total                                                                   $27,936    $22,044   $ 83,713   $ 76,663
===================================================================================================================

===================================================================================================================
                                                                                  Operating Income/(Loss)
                                                                                  -----------------------
-------------------------------------------------------------------------------------------------------------------
(in thousands)                                                           Three Months Ended     Nine months Ended
                                                                            January 31,            January 31,
                                                                          2000       2001       2000        2001
                                                                         -------    -------    -------    --------
Quantum Technologies                                                     $  (239)   $(6,957)   $(1,531)   $(12,217)
Gaseous Fuels Products Division                                            4,193      2,171     15,676       8,963
International Operations                                                     907        105      2,351         973
Corporate Expenses (1)                                                    (1,531)    (1,895)    (5,099)     (5,057)
Advanced Research & Product Develop. (1)                                  (1,662)    (1,424)    (4,266)     (3,548)
Intersegment Elimination                                                    (220)       (30)      (283)       (235)
-------------------------------------------------------------------------------------------------------------------
  Total                                                                  $ 1,448    $(8,030)   $ 6,848    $(11,121)
===================================================================================================================

(1) Represents corporate expenses and corporate research and development not allocated to any of the operating segments.


7)  INCOME TAXES

   Income taxes for the three and nine months ended January 31, 2001 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

8)  CASH AND AVAILABLE-FOR-SALE SECURITIES

     The cash balance includes approximately $9.3 million as collateral for the Bank of America term loan and the capital expenditure facility. This collateral provides for the favorable financing rate of Bank of America's prime rate minus 2%.

     Statement of Financial Accounting Standards No. 115 is the authoritative pronouncement on accounting and reporting for investments in equity securities that have readily determinable fair value and for all investment in debt securities. Except for debt securities classified as held-to-maturity securities, which are reported at amortized cost, SFAS No. 115 requires that investments in debt securities be reported at fair value.

     Available-for-sale securities include corporate bonds, medium and short-term notes, Euro dollar bonds, and asset-backed securities. These investments are stated at market value as determined by the most recently traded price of each security at the balance sheet date. By policy, the Company invests primarily in high-grade marketable securities, which have a maturity of one year or less. All investments in debt securities are considered to be available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (loss). For the fiscal year to date, gross realized losses were $1,125. The carrying amount of the Company's investments is shown in the table below:

================================================================================================================
Available-for-sale securities                                             Cost     Unrealized Gain  Market Value
----------------------------------------------------------------------------------------------------------------
Corporate bonds                                                           599,161            4,883       604,044
Medium and short-term notes                                               799,360            2,416       801,776
Euro dollar bonds                                                       4,736,332           23,028     4,759,360
Asset-backed securities                                                 1,453,689            5,884     1,459,573
----------------------------------------------------------------------------------------------------------------
Total available-for-sale securities                                     7,588,542           36,211     7,624,753
================================================================================================================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
---------------------------

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

       We classify our business interests into three operating segments: Quantum Technologies (formerly known as the Automotive OEM and Fuel Cell division), Gaseous Fuel Products division and International Operations. Quantum Technologies generates revenues through the sale of fuel storage, fuel delivery and electronic control systems to OEMs, primarily to General Motors, and the installation of our products into OEM vehicles. Quantum Technologies also generates contract revenue by providing engineering design and support to the OEMs so that our fuel storage and fuel delivery systems will fit into a variety of their vehicles as they upgrade their models each year. The Gaseous Fuel Products division sells products, including parts and conversion systems, to OEMs and the aftermarket. Our International Operations in Australia, Europe, Japan and Mexico provide distribution for our products, predominantly from our Gaseous Fuel Products division and some product assembly.

RESULTS OF OPERATIONS
----------------------

       Net revenues and operating income for our business for the three and nine months ended January 31, 2000 and 2001 are as follows:

========================================================================================================================
                                                                               Revenues         Operating Income/(Loss)
                                                                                                -----------------------
------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                             2000       2001          2000         2001
                                                                           ----       ----          ----         ----
For the three months ended:                                              Jan. 31,   Jan. 31,     Jan. 31,      Jan. 31,
                                                                         --------   --------     --------      --------
Quantum Technologies                                                      $ 6,203    $ 3,898       $  (239)     $(6,957)
Gaseous Fuels Products Division                                            18,378     14,284         4,193        2,171
International Operations                                                    8,045      7,751           907          105
Corporate Expenses                                                             --         --        (1,531)      (1,895)
Advanced Research & Product Develop.                                           --         --        (1,662)      (1,424)
Intersegment Elimination                                                   (4,690)    (3,889)         (220)         (30)
------------------------------------------------------------------------------------------------------------------------
  Total                                                                   $27,936    $22,044       $ 1,448      $(8,030)
========================================================================================================================


========================================================================================================================
                                                                               Revenues         Operating Income/(Loss)
                                                                                                -----------------------
------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                             2000       2001         2000          2001
                                                                           ----       ----         ----          ----
For the nine months ended:                                               Jan. 31,   Jan. 31,     Jan. 31,     Jan. 31,
                                                                         --------   --------     --------     --------
Quantum Technologies                                                     $ 15,429   $ 15,756      $(1,531)     $(12,217)
Gaseous Fuels Products Division                                            58,211     50,309       15,676         8,963
International Operations                                                   21,863     23,547        2,351           973
Corporate Expenses(1)                                                          --         --       (5,099)       (5,057)
Advanced Research & Product Develop. (1)                                       --         --       (4,266)       (3,548)
Intersegment Elimination                                                  (11,790)   (12,949)        (283)         (235)
------------------------------------------------------------------------------------------------------------------------
Total                                                                    $ 83,713   $ 76,663      $ 6,848      $(11,121)
========================================================================================================================

(1) Represents corporate expenses and corporate research and development not allocated to any of the operating segments.

     Quantum Technologies. For the three months and nine months ended January 31, 2001, net revenues decreased by approximately $2.3 million, or 37.2%, and increased approximately $0.3 million, or 2.1%, respectively, as compared to the same periods in the prior fiscal year. Product sales in the current quarter decreased to $2.8 million, compared to $3.1 million in the same quarter of fiscal year 2000. This decrease was primarily caused by production and part delays during the current quarter; however, we anticipate the volumes to be carried over into the fourth quarter. For the nine months ended January 31, product sales increased approximately $0.7 million over the same period in the prior fiscal year. Product sales consist of General Motors' mid-size automobiles, medium duty trucks, and pick-up trucks equipped with Quantum Technologies bi-fuel compressed natural gas fuel system and dedicated liquid propane gas kits under the Teaming Agreement with General Motors for their medium duty trucks. During the current year quarter, as compared to the third quarter of fiscal year 2000, we realized higher midsize automobile revenues, offset by lower pick-up truck and medium duty truck revenues. For the nine months ended January 31, 2001, we realized higher midsize automobile and pick-up truck revenues, partially offset by lower medium duty truck revenues as compared to the same period in the prior fiscal year. In the remaining quarter of fiscal year 2001, as compared to the same period in fiscal 2000, we anticipate higher product sales with the introduction of a new van platform and carry over volumes from the third quarter.

     During the three months and nine months ended January 31, 2001, contract revenues decreased $2.0 million, or 64.0%, and $0.4 million, or 6.0%, respectively, as compared to the same periods in fiscal year 2000. The third quarter contract revenue decline is primarily due to lower revenues recognized on the pick-up truck platform due to an expanded scope of the 2001 program to include the 2002 model year, which includes higher engineering costs to complete without a commensurate increase in the contract value. Additionally, third quarter contract revenues declined due to the completion of model year 2001 platforms earlier in the fiscal year as compared to the model year 2000 platforms in the same period in the prior year. We anticipate, based on expected levels of contract completion on current contracts, that contract revenue in the fourth quarter of fiscal year 2001 will be lower than levels experienced during the same period in fiscal year 2000. However, based on anticipated contracts for the design and integration of fuel handling, advanced gaseous fuel storage systems, fuel metering and electronic control applications to original equipment manufacturers of fuel cell and internal combustion engines, we expect contract revenues to be higher in fiscal year 2002 compared to 2001.

     During the three and nine months ended January 31, 2001, Quantum Technologies' operating losses were approximately $6,957,000 and $12,217,000, respectively, as compared to operating losses of approximately $239,000 and $1,531,000 in the same periods of the prior fiscal year. These increases in losses were primarily attributable to our increased efforts relating to the application development and commercialization of fuel metering, fuel storage and fuel systems for alternative fuel and fuel cell OEM programs.

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

  Product application development costs during the quarter and nine months ended January 31, 2001 were $2,844,000 and $7,000,000, respectively, as compared to $2,289,000 and $6,203,000 in the same periods in the prior fiscal year. Product application development expense is primarily for system development and application engineering of our products under the funded General Motors contract, other funded contract work with state and federal agencies, and for internally funded fuel cell and alternate fuel system and component application development work. Customer funded development costs during the quarter and nine months to date were $1,116,000 and $5,271,000, respectively, as compared to $2,289,000 and $5,940,000 in the same periods in the prior fiscal year. We anticipate product application development costs will be lower in the remaining quarter of fiscal year 2001 as compared to the same period in the prior year.

  Gross margin on General Motors' product sales was lower in the third quarter as compared to the same period in fiscal year 2000. The lower margin was primarily a result of higher manufacturing overhead relating to pre-production costs associated with our fuel storage tank and inventory write-offs related to model year 2000 excess inventory. This was partially offset by higher direct material margins on the model year 2001 midsize automobiles and medium duty trucks. Gross margin was lower for the nine months ended January 31, 2001, as compared to the same period in fiscal year 2000 due primarily to product mix and the higher manufacturing overhead and inventory write-offs in the third quarter. Higher second and third quarter sales of the model year 2001 midsize automobiles, when combined with the our medium duty truck sales, both of which have higher margins, were offset by higher first quarter model year 2000 pick-up truck sales, which have lower margins. We anticipate higher direct material margins in the fourth quarter as compared to the same period in the prior fiscal year.

  Gaseous Fuels Products Division. For the three months and nine months ended January 31, 2001, net revenues decreased by approximately $4.1 million, or 22.3%, and approximately $7.9 million, or 13.6%, respectively, as compared to the same periods in the prior fiscal year. During these periods, revenues were primarily lower due to a slowdown in sales to Mexico distributors for subsequent automotive after market sales. These lower shipments were caused primarily by delays in public transportation programs, reduced prices due to increased competition and a softening Mexican market primarily due to higher propane prices. Additionally, revenues were lower for the three months and nine month periods due to declines in small industrial engine end use, caused by an end in the short-term increase in small engine sales related to year 2000 Y2K preparedness. These decreases were partially offset by higher sales for large industrial engine end uses for the quarter and year to date as compared to the same periods in the prior fiscal year. Material handling sales in the third quarter were lower than the same period in the prior fiscal year due to the slow down in the economy. We anticipate that overall revenues generated by Gaseous Fuels Products division in the fourth quarter will be lower than the same period in fiscal year 2000 due to the economic slowdown, declines in the small engine market and the slowdown in aftermarket conversions in Mexico. The lower Mexico conversions are anticipated to be partially offset by conversions at the OEM level starting at the end of this fiscal year. Additionally, we anticipate a continuing trend of higher industrial system sales.

  For the three and nine months ended January 31, 2001, operating income decreased by approximately $2.0 million, or 48.2%, and approximately $6.7 million, or 42.8%, respectively, as compared to the same periods in the prior fiscal year. These decreases were mainly due to lower gross profits of $1.2 million and $3.3 million for the third quarter and first nine months of fiscal year 2001, respectively, as compared to the same periods the prior year. The lower gross profit is directly related to the decline in volume. Additionally, higher application development expenses of approximately $0.9 million and $3.0 million, as compared to the same periods in the prior fiscal year reduced operating income. The increase in product application development expenses are primarily related to the development of the next generation fuel/engine management systems for the material handling and industrial engine market. We anticipate that operating income for this division for the remaining fiscal year 2001 will be lower compared to the same period in fiscal year 2000 primarily due to the lower sales level and the investment in application development expenses.

  International Operations. For the three months and nine months ended January 31, 2001, net revenues decreased by approximately $0.3 million, or 3.7%, and increased approximately $1.6 million, or 7.7%, respectively, as compared to the same periods in the prior fiscal year. For the quarter, our European and Japanese subsidiaries together increased revenues by $0.2 million compared to the same quarter in the prior fiscal year, which was offset by declines in our Mexican and Australian subsidiaries of $0.5 million compared to the same quarter in the prior fiscal year. These declines were primarily due to the adverse impact of the strengthening U.S. Dollar, to a softening of vehicle conversions to alternative fuels in Mexico and to the price spikes for alternative fuels in Australia and Mexico during this period. For the nine-month period, all of our foreign subsidiaries experienced higher revenues compared to the same period in the prior fiscal year. The fundamentals of our international markets remain strong in terms of government regulations, pollution control, and economics. This segment's revenues would have increased an additional $0.9 million and $2.6 million for the quarter and first nine months of fiscal year 2001, respectively, if not for the strengthening of the U.S. Dollar. The weakening of foreign currencies versus the U.S. Dollar negatively impacts the conversion of foreign currency denominated sales. We anticipate that this segment's revenues for the remainder of fiscal year 2001 will be higher than the same period in fiscal year 2000 as international markets for our products continue to expand.

  During the three and nine months ended January 31, 2001, the International Operations operating income was approximately $105,000 and $973,000, respectively, as compared to operating income of approximately $907,000 and $2,351,000 in the same periods of the prior fiscal year. All foreign subsidiaries except for Australia experienced declining gross profits during the current quarter and first nine months of fiscal year 2001 compared to the prior year periods primarily due to higher cost of goods from the strengthening U.S. Dollar. Our Mexico subsidiary was able to reduce operating expenses over 55% in the quarter, as compared to the same period in the prior fiscal year due to personnel reductions; however, operating expenses for the year remained higher than the same period in the prior year. All other foreign subsidiaries experienced increasing operating expenses in the quarter and for the year as compared to the same periods in the prior fiscal year. These increases were primarily a result of added personnel to support the marketing and technical aspects of the business. We anticipate that operating income for this segment for the remaining quarter of fiscal year 2001 will be higher compared to the same period last year due to anticipated higher overall revenues from our International Operations.

  Corporate Expenses. Corporate expenses for the three months and nine months ended January 31, 2001 increased by approximately $364,000, or 23.8%, and decreased approximately $42,000, or 0.8%, respectively, as compared to the same periods in the prior fiscal year. The increase in corporate expenses in the third quarter as compared to the third quarter in the prior fiscal year was primarily due to higher legal expenses relating to our patent infringement lawsuit against GFI Control Systems, Inc. We anticipate that corporate expenses for the remaining quarter of fiscal year 2001 will be higher than levels experienced during the same period of fiscal year 2000 and higher than the current quarter as we continue the pursuit and defense of our patent infringement lawsuit.

  Corporate Research and Product Development. Corporate Research and Product Development expense for the three and nine months ended January 31, 2001 decreased by approximately $238,000, or 14.3%, and approximately $718,000, or 16.8% respectively, as compared to the same periods in the prior fiscal year. The decrease for the quarter and first nine months of fiscal year 2001 is due to the completion of several fuel metering and fuel storage component projects at the end of fiscal year 2000, which was partially offset by the startup of a new fuel storage component project in the second quarter. We anticipate that corporate research and product development expense during the remaining quarter of fiscal year 2001 will be lower than the levels experienced during fiscal year 2000 due to the completion of the corporate projects and the transfer of these projects for subsequent application development by each operating segment, particularly Quantum Technologies.

  Interest Expense (Income). Interest income for the three months ended January 31, 2001, was approximately $111,000 compared to interest expense of approximately $561,000 in the same period in the prior fiscal year. For the year to date, interest expense was approximately $136,000 compared to approximately $1,138,000 for the same period in the prior fiscal year. The interest income during the quarter was attributable to proceeds from our July 2000 equity offering that provided the Company with $53.5 million. The Bank of America working capital line of credit was paid off at the end of the first quarter and the remaining amount was invested in short-term investments and money market accounts. We anticipate that interest income will be largely offset by interest expense in the remaining quarter of fiscal year 2001.

  Provision For Income Taxes. Statement of Financial Accounting Standards No. 109 (FAS 109) "Accounting for Income Taxes" requires, among other things, the separate recognition, measured at currently enacted tax rates, of deferred tax assets and deferred tax liabilities for the tax effect of temporary differences between the financial reporting and tax reporting bases of assets and liabilities, and net operating loss and tax credit carryforwards for tax purposes. Through January 31, 2001, we have incurred nearly a $19.0 million federal net operating loss (NOL). We can carryback a portion of this NOL to the prior two taxable years resulting in $1.6 million in anticipated tax refunds. Research and development credits, freed up by the NOL carryback, may be carried forward to future taxable years. At January 31, 2001 we have federal and state research and development credit carryforwards aggregating approximately $6.3 million. Federal research and development credits totaling $4.7 million expire from 2009 to 2020. State research and development credits of $1.6 million have no expiration.

  FAS 109 requires that a valuation allowance must be established for deferred tax assets if it is "more likely than not" that all or a portion will not be realized. We have estimated the amount of the deferred tax assets that we believe will be realized for deferred research and development credits. This estimate is based on future income required to utilize the research and development credits, based on currently enacted tax rates applied to the U.S. deferred tax asset amount, our discretionary decision to invest in research and development, our ability to curtail research and development, and our expectations of future income based on the our technology position. Accordingly, a valuation allowance of approximately $1.7 million has been recorded with respect to the deferred tax assets at January 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES.
---------------------------------

  Our financial condition has strengthened following the completion of the equity offering in which we received $53.5 million. At January 31, 2001, total cash and short-term investments totaled $25.7 million, up from $3.0 million at April 30, 2000. These funds had a weighted average yield to maturity of 5.6% and a weighted average maturity of 55 days. We will use these funds and bank financing to fund capital expenditures and research and development, as well as to invest in and operate our existing operations and new businesses. While these sources of funds have been sufficient in the past, to sustain expanding engineering facilities and staff to support current and anticipated alternative fuel and fuel cell OEM programs, we currently anticipate that we will in the future require additional sources of financing in order to capitalize on opportunities that we believe to exist in the emerging fuel cell market. These additional sources of financing may include bank borrowings or public or private offerings of equity or debt securities. We cannot assure you that such additional sources of financing will be available on acceptable terms, if at all.

  Net cash used in operating activities was $7.3 million for the nine months ended January 31, 2001, compared to net cash used in operating activities of $4.8 million for the same period in the previous year. The increase in cash used in operating activities during the current period resulted primarily from the net loss of nearly $6.3 million this year as compared to net income of $3.8 million for the same period in the prior fiscal year. This net income difference was substantially offset by a lower investment in inventory as inventory was reduced $1.8 million in the current nine-month period as compared an increase in inventory of $6.5 million in the same period in the prior fiscal year. The lower investment in inventory was primarily attributable to improved inventory management at our domestic locations, to an unusually high level of inventory at fiscal year end 2000, and the buildup of inventory in preparation for the move of our subsidiary, Quantum Technologies, to new facilities last year. Also, accounts receivable decreased $6.0 million in the first nine months of this year as compared to a $2.6 million increase in the same period in the prior fiscal year. The decrease in accounts receivable resulted from improved collections from domestic customers, which was offset by a $2.0 million increase in earned, but not yet billed, contract revenues classified as accounts receivable and high
international receivables, particularly in Mexico.   However, accounts payable
decreased nearly $4.1 million this year as compared to a decrease of only $0.4 million in the same period last year and a our deferred tax asset increased $2.5 million, both of which partially offset our reductions in inventory and accounts receivable. Our current financial forecasts indicate, assuming no changes in our capital structure and no significant transactions are completed, that cash generated by operating activities, together with available cash and investment balances, will not be sufficient to maintain our current level of investment in research and development expenditures in the foreseeable future. In order to meet these needs, we anticipate to secure additional financing, which may include bank borrowings, or public or private offerings of equity or debt securities.

  Net cash used in investing activities in the first nine months of fiscal year 2001 was approximately $17.1 million, an increase of approximately $14.7 million from the $2.4 million reported in the same period in the previous year. This increase was due to the purchases of equipment and leasehold improvements as we expanded our facilities dedicated to the research and development of systems and products that support the use of alternative fuel and fuel cell programs. The increase was also due to the approximate $14.8 million purchase of available-for-sale securities from the proceeds of our equity offering, which was subsequently partially offset by the approximate $7.2 million sale of available-for-sale securities. We expect capital expenditures during the current year, primarily relating to equipment enhancements and facilities for the development and production of new products and application development programs, to continue to be higher than expenditures during fiscal year 2000.

  Net cash provided by financing activities during the current period was approximately $39.6 million compared to $8.9 million for the same period in the previous year. This increase was due to the proceeds from our follow on equity offering, which was partially offset by our subsequent pay down of the Bank of America working capital line of credit. Payments made on term loans were approximately $4.6 million compared to $1.9 million for the same period in the previous year.

  In December 2000, we renegotiated our loan facilities with Bank of America to reduce the U.S. revolving working capital line of credit, expand the capital expenditure facility, and consolidate our acquisition loans and our previous non-revolving capital expenditure line of credit into one fully amortizing term loan. This agreement reduced our revolving line of credit to $10 million and provided a new $5 million non-revolving capital expenditure line of credit with a term repayment option, available until August 31, 2001. The revolving line of credit has no outstanding balance and the capital expenditure has $2.5 million remaining available. Additionally, the new facility consolidated four previously outstanding loans into a new $7.1 million term loan, which matures September 30, 2005. We also have a $3 million revolving line of credit for IMPCO Mexicano of which approximately $517,000 was outstanding as of January 31, 2001. In addition, our subsidiary in the Netherlands has a fl. 5,000,000 (U.S.$2,125,000) credit facility with Fortis Bank (formerly Mees Pierson), a financial institution in the Netherlands. At January 31, 2001, there was a $388,000 outstanding balance. Our subsidiary in Japan has a (Yen) 60,000,000 (U.S. $516,000) revolving term loan facility with the Hongkong and Shanghai Banking Corporation Ltd., Osaka Branch. At January 31, 2001, there was (Yen) 40,000,000 (U.S. $344,000) in additional credit available under this facility.

DERIVATIVE FINANCIAL INSTRUMENTS
---------------------------------

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

  Foreign Currency Management. The results and financial condition of our international operations are affected by changes in exchange rates between certain foreign currencies and the U.S. Dollar. Our exposure to fluctuations in currency exchange rates has increased as a result of the growth of our international subsidiaries. The functional currency for all of our international subsidiaries is the local currency of the subsidiary. An increase in the value of the U.S. Dollar increases costs incurred by the subsidiaries because most of our international subsidiaries' inventory purchases are U.S. Dollar denominated. We monitor this risk and attempt to minimize the exposure through forward currency contracts and the management of cash disbursements in local currencies. At January 31, 2000 we had no currency forward contracts outstanding.

  We seek to hedge our foreign currency economic risk by minimizing our U.S. Dollar investment in foreign operations using foreign currency term loans to finance the operations of our foreign subsidiaries. The term loans are denominated in local currencies and translated to U.S. Dollars at period end exchange rates.

  Interest Rate Management. We use interest rate swap agreements with Bank of America to manage our exposure to interest rate changes and stabilize the cost of borrowed funds. When an agreement is executed, the swap is linked to a specific debt instrument. At January 31, 2001, we had approximately $2,372,000 secured under fixed interest rate agreements at a weighted-average fixed interest rate of 7.4%. Absent these fixed rate agreements, the weighted-average variable rate for this debt at January 31, 2001 would have been 7.3%. At January 31, 2001, the fair value of our interest rate swap agreements approximated carrying value.


ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Information relating to Quantitative and Qualitative Disclosures About Market Risk appear under the heading "Derivative Financial Instruments" which is included in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II--OTHER INFORMATION

Item 1.  Legal Proceedings.

  In August 2000, we proceeded with legal action in Federal court (Eastern District of Michigan, case # 00-73633) against GFI Control Systems Inc. and Dynetek Industries Ltd. for patent infringement (U.S. Patent No. 6,041,762), which covers a compressed gas fuel system that includes a tank with an internal pressure regulator. GFI Control Systems Inc. and Dynetek Industries Ltd. filed a counter-suit for patent infringement. Our outside counsel remains confident in the merits of our position and in the validity of our patents. We have and will vigorously enforce our intellectual rights. Our intellectual property is valuable since these rights protect our research and development efforts in a new technology.


Items 2, 3, 4, and 5.

  Not applicable.



Item 6. Exhibits and Reports on Form 8-K

  (a)  Exhibits:

       Exhibit 10.23 - Amendment No. 6 to Business Loan Agreement between Bank of America, N.A. and IMPCO Technologies, Inc. dated as of March 12, 2001.

  (b)  Reports on Form 8-K:

       There were no reports on Form 8-K filed during the quarter ended January 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           IMPCO Technologies, Inc.
                                                (Registrant)

Date: March 19, 2001                       By /s/William B. Olson
                                           ---------------------------------
                                                  William B. Olson
                                                Chief Financial Officer
                                                and Treasurer
                                                [Authorized Signatory]

15