Form 10-K
period 2001-04-30
IMPCO TECHNOLOGIES INC
filed 2001-07-30
CIK 790708

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ---------------

                                   FORM 10-K
(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the fiscal year ended April 30, 2001 or

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

   For the transition period from               to

                         Commission File No.: 0-16115

                               ---------------

                           IMPCO TECHNOLOGIES, INC.
            (Exact name of Registrant as specified in its charter)

                   Delaware                                   91-1039211
         (State or other jurisdiction                       (IRS Employer
       of incorporation or organization)                Identification Number)

                16804 Gridley Place Cerritos, California 90703
         (Address of principal executive offices, including zip code)

                                (562) 860-6666
             (Registrant's telephone number, including area code)

                               ---------------

          Securities registered pursuant to Section 12(b) of the Act:

                                     None


       (Title of each class)            (Name of exchange on which registered)

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $.001 par value per share

                               ---------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of June 15, 2001 was approximately $306,850,909 based upon the closing sale price of the Registrant's Common Stock on such date, as reported on the Nasdaq National Market. Shares of Common Stock held by each executive officer and director and each person owning more than 5% of the outstanding Common Stock of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   As of July 26, 2001, the Registrant had 10,442,347 shares of Common Stock, $.001 par value per share, outstanding.

                               ---------------

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           FORWARD-LOOKING STATEMENTS

   This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and assumptions. We use words such as "anticipate," "expect," "intend," "plan," "believe," "seek," "estimate" and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in "Risk Factors" and elsewhere in this Annual Report. You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of this Annual Report.

                                     PART I

Item 1. Business.

Overview

   We are a leading designer, manufacturer and supplier of advanced systems that store gaseous fuels and monitor and control the pressure and flow of those fuels for use in fuel cells and internal combustion engines. Our components and systems enable fuel cells and internal combustion engines to operate using clean alternative fuels, such as hydrogen, natural gas, and propane. We have designed these systems to improve efficiency, enhance power output, and reduce emissions by electronically sensing and regulating the proper proportion of fuel and air required by the fuel cell or internal combustion engine. Based on over 42 years of technology development and expertise in producing cost-effective, safe and durable fuel technology systems for engines, we believe that we are positioned to provide enabling products and technologies in the rapidly expanding alternative fuel and emerging fuel cell industries.

   A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells or clean burning gaseous fuels, which decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. We offer the following to facilitate the development and commercialization of these systems:

  . fuel storage--advanced, lightweight tanks that store large quantities of hydrogen or natural gas on a cost-effective basis;

  . fuel delivery--regulators, injectors, valves, and other components designed to control the pressure and flow of gaseous fuels;

  . electronic controls--solid-state components and proprietary software that monitor and optimize fuel pressure and flow to meet manufacturers' fuel cell or engine requirements; and

  . systems integration--services to integrate gaseous fuel storage, delivery and electronic control components to meet OEM and aftermarket requirements.

   We have been producing and selling gaseous fuel systems and components for over 40 years. We sell these systems and components directly to end users and OEMs and through more than 400 distributors and dealers worldwide.

   We have operated under a Teaming Agreement with General Motors for approximately four years. Under this agreement, we have specifically designed fuel conversion products as a cost-effective solution to address General Motors' demand for alternative fuel vehicles. We are also developing and adapting our technologies for fuel cell powered, zero emission vehicles for General Motors and other OEMs.

   Recently, we expanded the staff and facilities of our Quantum division to concentrate on fuel cell technologies, systems integration, product development and joint application development programs in our target fuel cell markets, which include fuel cell vehicles and stationary and portable power generation. Since July 2000, our Quantum division has added over 100 additional technical personnel and has opened facilities in the Detroit area and in Southern California for research and development, product evaluation and validation and product manufacturing.

   Our Advanced Technology Center in Irvine, California is a research and development facility with more than 200 scientists, engineers, professionals and support staff. The Advanced Technology Center focuses entirely on the development of advanced fuel storage, fuel delivery and electronic control systems, particularly those related to emerging fuel cell technologies. Since 1994, we have invested approximately $100 million on research and development of gaseous fuel enabling technology for use with fuel cells and internal combustion engines. As a result, we believe that we have gained technological leadership in these enabling products, which we have designed to convert internal combustion engines to alternative clean fuels and to participate fully in the fuel cell market.

   On June 12, 2001, we announced a strategic alliance between our Quantum subsidiary and General Motors in which General Motors would acquire an equity position in our Quantum subsidiary. We believe that the strategic alliance with General Motors will advance and commercialize, on a global basis, the integration of our gaseous storage and handling systems into fuel cell systems used in the transportation markets. Under the alliance, General Motors will promote Quantum as a recommended provider of hydrogen storage, hydrogen handling and associated electronic controls that meet OEM requirements. Additionally, General Motors and Quantum will co-develop technologies that will aid in more rapid commercialization of fuel cell applications. Upon effectiveness of the strategic alliance, General Motors will acquire Quantum Series A common stock representing 20% of Quantum's equity immediately after Quantum's first public equity financing, in consideration of a nominal cash contribution and access to certain General Motors proprietary information. Quantum has committed to provide minimum amounts of annual funding to projects approved under the alliance. Each party will retain the ownership of its existing technology and will jointly own technology that is jointly created under the alliance. Quantum will be free to use jointly created technologies in certain aspects of its business but will be required to share revenues with General Motors on fuel cell system-related products that are sold to General Motors or third parties. The strategic alliance with General Motors is subject to several conditions, including a tax-free spin-off of Quantum. In the event the spin-off of Quantum is not consummated, both Quantum and General Motors intend to establish an alliance in another arrangement.

   On June 14, 2001, we announced a plan to spin off Quantum. We intend to accomplish the proposed spin-off by means of a tax-free distribution of Quantum common stock to our stockholders by the end of the 2001 calendar year. Several business purposes underlie the spin-off of Quantum. In particular, Quantum desires to enhance access to the capital markets by, among other things, allowing the financial community to focus separately on Quantum. We believe the proposed separation of our businesses and the establishment of Quantum as an independent company will facilitate opportunities for Quantum to seek capital in the future. We believe that the spin-off will enable each entity to best realize its growth strategies as a separate, stand-alone entity, based on its prospective capitalization and financing requirements, acquisition strategies, working capital requirements, projected cash flows from operations and desired credit ratings. The spin-off is subject to various risks described in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operation--Risk Factors.

Fuel Cell Industry

   Overview. The emerging fuel cell industry represents an advancement in fuel technologies to address worldwide energy costs, long-term availability of inexpensive liquid fuel reserves, and environmental concerns. Fuel cells have emerged as a potential alternative to existing power sources because of higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the mobile vehicle, stationary power and portable power markets. We believe that our fuel cell enabling products of gaseous fuel storage, fuel delivery and electronic control systems along with our fuel cell system integration skills can be applied in all three of these markets.

   A fuel cell is an electrochemical device that produces electricity by combining a hydrogen fuel with oxygen from the air. This electrochemical reaction occurs silently and without combustion with usable heat and water as the only byproducts. Pure hydrogen can be the initial fuel for this system or can be obtained from hydrocarbon fuels, such as methanol, natural gas or petroleum, using a device called a reformer. A reformer breaks down hydrocarbon fuels using heat and a catalytic process. Methanol and natural gas are the easiest fuels to reform and require less complex systems. Methanol is not widely available in the current fuel distribution infrastructure and is corrosive. Natural gas is widely available in the current fuel distribution infrastructure for use in power generation, but it is not readily available for mobile vehicles. Gasoline is widely available for mobile vehicles and other uses and is easy to store, but it is difficult to reform and requires very complex systems that reduce efficiencies and increase the pollutants produced by the fuel processor. Hydrogen can also be obtained by the electrolysis of water to provide hydrogen and oxygen. Electrolysis requires substantial amounts of electrical power and the efficient, economical use of electrolysis remains a technical challenge. Regardless of the fuel used to provide hydrogen, the fuel cell system will require on-board hydrogen storage, fuel delivery and electronic controls. Furthermore, a key to optimizing the performance of a fuel cell is proper metering and delivery of hydrogen fuel and air to its fuel stacks and efficient storage of the fuel to maximize its total operation time.

   Markets. Over the next decade and beyond, a significant market is expected to develop for fuel cell powered products. These products will be designed to provide clean, quiet, vibration-free electric power on demand for a variety of applications in the mobile vehicle, stationary power and portable power markets. According to Frost & Sullivan, the world fuel cell market is projected to grow to over $32 billion by 2010.

   In the automotive market, DaimlerChrysler, Ford, General Motors, Honda, Nissan and Toyota have each announced its intention to introduce fuel cells in its motor vehicle products sometime between 2003 and 2005, with mass production of fuel cell vehicles anticipated to begin in the latter part of the decade. According to Frost & Sullivan, the world automotive fuel cell market is projected to grow to approximately $13.8 billion by 2010. In the stationary power market, increased demand for distributed power generation for home and business use is expected to be driven initially by the need for uninterruptible power. According to Allied Business Intelligence, stationary fuel cell cumulative electrical generating capacity will grow from 75 megawatts in 2001 to approximately 16,000 megawatts by 2011. Additional markets are expected to develop in a number of other areas, including boats, forklifts, golf carts, recreational vehicles, auxiliary power units, and generators for densely populated areas and other locations where unreliable power, noise and pollution are concerns.

Alternative Fuel Industry

   Overview. Three independent market factors--economics, energy independence and environmental concerns--are driving the development of alternative fuel industry technology and markets. We believe the price differential between propane or natural gas and gasoline drives the economics of the alternative fuel market. The price of traditional liquid fuels such as gasoline is typically two to three times that of natural gas or propane. As an example of this price differential, in Argentina, natural gas is currently sold for between 30 and 35 cents per liter, while gasoline is sold for approximately $1.10 per liter. By converting an internal combustion engine to run on propane or natural gas through the installation of alternative fuel enabling products, customers can capitalize on the price differential and reduce harmful vehicle emissions.

   End users are typically able to recoup the cost of the conversion in six to eighteen months, depending on the fuel cost spread in favor of alternative fuel versus gasoline. Transportation companies in various countries, including Australia, Mexico, India and Poland, are also taking advantage of these economics. Among the most active are taxi companies, transit and shuttle bus companies, and delivery fleets, such as Coca Cola, Frito-Lay, Pepsi Cola and United Parcel Service. Small and large industrial engine users in the power generation market wish to capitalize on the cost benefits of using alternative fuels and their low-pollutant capabilities. For example, forklift users often operate equipment indoors where toxic emissions are a concern. In all these situations, it is relatively easy to establish centralized fueling stations. Because of the global price differential in favor of gaseous fuels compared to gasoline, their availability in third-world markets and their lower pollutants, the alternative fuel industry market potential is growing rapidly.

   In addition to economics, energy independence is a significant driver for the alternative fuel market. Many countries have significant natural gas reserves and seek to use alternative fuels to reduce their dependence on imported oil and reduce their unfavorable balance of payments. Natural gas is generally consumed domestically since it is difficult to transport internationally in a gaseous state and liquefying natural gas tends to be costly. Converting domestic transportation markets to natural gas or propane, which is a derivative of natural gas, can lessen the demand for gasoline, which is a derivative of oil. Countries that particularly focus on using their domestic sources of natural gas to reduce amounts of imported oil include China, Egypt, India, Malaysia, Pakistan and Russia.

   Increasing governmental emission regulations, which support the use of clean burning alternative fuels, are also expanding industry growth. The negative environmental impact associated with liquid fuels further increases the demand for systems that use clean burning fuels. Internal combustion engines are a major source of air pollution, which has led to increased government regulation and oversight on vehicle and industrial engine emissions. The U.S. Department of Energy estimates that vehicles fueled with natural gas emit 80% less carbon monoxide and nitrogen oxide than vehicles fueled by reformulated gasoline. Most major international cities are experiencing significant pollution from gasoline and diesel emissions. These cities also have the largest concentrations of fleet operators, and many of these cities are taking steps to reduce emissions, typically by converting vehicles from liquid fuel to natural gas or propane. For example, in Mexico City, one of the largest cities in the world, the government has taken steps such as prohibiting the use of certain vehicles on designated days of the week. However, vehicles running on propane or natural gas may apply for an exemption allowing them to be operated every day, creating a significant advantage for corporate and industrial users, such as major distributors of products within the city limits.

   In the United States, legislation such as the Comprehensive National Energy Strategy, the Clean Air Act Amendments of 1990 and the Energy Policy Act of 1992 provide goals for energy and efficiency and strict emission standards and promote the development and implementation of alternative fuels and related technologies. Several states, including California, Massachusetts, New York and Vermont, have also adopted legislation targeted at reducing harmful vehicle emissions. In addition, several countries, including Argentina, Canada, Colombia, Egypt, France, Germany, Greece, India, Italy, Mexico, Russia and the United Kingdom, have enacted air pollution regulations or programs favoring the use of alternative fuels.

   Markets. The transportation, material handling, stationary and portable power generation and general industrial markets are large and growing rapidly. According to the World LP Gas Association and the European Natural Gas Association, there are over 5.6 million gaseous fuel vehicles worldwide, consisting of approximately 4.1 million propane vehicles and approximately 1.5 million natural gas vehicles. Frost & Sullivan estimates that the number of propane vehicles in the United States will continue to grow at the historical rate of 1.7% to 1.9% per year and that the number of natural gas vehicles in the United States will grow at a compounded annual growth rate of 14.6% per year. According to the Material Handling Industry of America, applications for forklift and other material handling equipment using alternative fuels grew over 350% from 1991 to 1998, with product shipments increasing from $196 million to $698 million during this period. California has announced its enforcement of new emission regulations for all off-road vehicles starting in 2001. The Environmental Protection Agency has announced plans to implement similar regulations starting in 2002. As a result, we expect growth in industrial applications as alternative fuels replace diesel and gasoline.

Competitive Advantages

   We believe that our competitive strengths and advantages include the following:

   Industry Leader. We have derived a technology and product leadership position from the broad application and integration of our technologies and enabling systems into the emerging fuel cell and expanding alternative fuel industries. Our significant investment of approximately $100 million in research and development in these technologies over the past eight years, coupled with our history and experience in these industries, has provided us with a strong technology base for new product innovation. We have received patents or have applications for patents pending on some of our more important new proprietary technologies. This could make it more difficult for new entrants in the industry to develop directly competing products based on the same or similar technologies.

   Advanced Enabling Technology and Systems for Fuel Cells. Our efforts in developing advanced fuel system technologies are critical to more rapid commercialization of fuel cells and have resulted in technology solutions that may be applied to a broad range of enabling products. These key enabling technologies include advanced composite, lightweight storage tanks, fuel delivery technologies (such as injectors and regulators), and electronic control systems. We have also focused on extensive testing and validation of our new advanced fuel technologies that address safety and durability. We entered into the fuel cell market in early 2000 with proprietary and patented products for fuel cells and other applications in our target markets. We believe that our TriShield hydrogen storage cylinder is an enabling technology for the fuel cell industry due to its all-composite design, corrosion resistant properties, light weight, low cost, high capacity, and inherent safety features. In 2001, Quantum, in conjunction with Lawrence Livermore National Laboratory and Thiokol Propulsion, achieved an 11.3% hydrogen storage by weight, nearly double that of competing metal and metal-lined composite storage tank technologies. The TriShield tank, used in conjunction with our patented In-Tank Regulator, is particularly cost-effective when compared with the total cost of an individual tank, valve and regulator components, and labor and installation. Our new gaseous fuel injectors are equally important to OEMs of automobiles and fuel cells. Our patented technology incorporates only nine parts, compared to 29 parts in competing technologies, and offers advantages in terms of manufacturability, low cost, durability, performance, controllability and noise reduction. We believe our new gaseous fuel injectors will have broad application in fuel cell and alternative fuel systems, with market potential in the traditional liquid fuel market.

   Proven Manufacturing Methods. We have more than four decades of experience in the manufacture, development and integration of alternative fuel technologies and products. We currently maintain manufacturing and production facilities in the United States, Europe, Mexico and Australia, which produce a broad range of products and services, including components, systems and specialty vehicle assembly. Our U.S., Australian and European facilities have achieved ISO-9000 or QS-9000 certification. QS-9000 is the common supplier quality standard for Chrysler Corporation, Ford Motor Company and General Motors. QS-9000 applies to suppliers of production materials, production and service parts, heat treating, painting and plating and other finishing services. ISO-9000 is a set of three individual, but related, international standards on quality management and quality assurance. These standards were developed to effectively document the quality system elements to be implemented in order to maintain efficient quality systems.

   Strong OEM Customer Relationships. Through a strategic alliance with General Motors, Quantum will be a recommended provider of OEM alternative fuel systems and components, including systems for hydrogen, natural gas and propane. We currently sell products to General Motors in international alternative fuel markets. To date, we have sold over 20,000 fuel systems globally to General Motors. Our other customers include many domestic and international OEMs in the mobile and stationary power fuel cell markets. During the fiscal years ended April 30, 2000 and 2001, sales to General Motors represented 16% and 20% of our revenues. We believe that the successful historic use of our products and our reputation as a leader in our industry provides a strong competitive position.

   Established Systems Integration Expertise. As more OEMs seek to reduce costs by outsourcing key tasks and reducing the number of suppliers, we have increasingly focused on capturing additional revenue opportunities by expanding our systems integration capabilities. In 1996, we created our Automotive OEM division, now known as our Quantum division, to serve this value-added opportunity. In 1998, we established our Industrial Engine Systems business in Sterling Heights, Michigan, which provides systems integration of our low-emission products for engines that are subsequently sold to industrial OEMs. In 2000, our Quantum division opened facilities in Lake Forest, California and Sterling Heights, Michigan, to expand our capabilities in integration for our OEM customers that manufacture alternative propulsion and energy systems. We believe that our systems integration expertise, together with our proprietary and patented technologies, give us a significant advantage in the fuel cell and alternative fuel markets.

   Positioned for Global Growth. With ten foreign facilities and over 400 distributors and dealers in more than 30 countries outside the United States, we believe that we are positioned to capitalize on global growth opportunities. We believe that the alternative fuel markets will grow dramatically internationally, particularly in China, India, Japan, Mexico and Southeast Asia, because of the existing urban pollution problems and economics that favor alternative fuels versus gasoline.

Business Strategy

   Our objective is to be the leading developer and supplier of components and systems that store gaseous fuels and monitor and control the pressure and flow of those fuels for fuel cells and internal combustion engines. Our strategy for achieving this objective includes the following elements:

   Capitalize on our Strong Technology Leadership Position. We intend to capitalize on our strong technology leadership position in developing and commercializing fuel storage, fuel delivery and electronic control systems for the fuel cell and alternative fuel industries. We are committed to significant and continued research and development efforts in these industries. We also plan to develop new technologies and expand our product and system integration capabilities to an increasingly larger and more diversified customer base.

   Focus on Fuel Cell Enabling Technologies and Products. We intend to focus on fuel cell enabling technologies and products. We plan to continue to expand our research and product development in fuel storage, fuel delivery and electronic control systems for fuel cells. We also plan to develop and expand our products and sales of fuel cell related products by focusing business development efforts on the mobile vehicle, stationary power and portable power generation industries. We will actively seek to establish joint development programs and strategic alliances with the major fuel cell developers and industry leaders in these markets.

   Develop and Expand Key Industry Relationships. We plan to utilize the successful technical and business relationships and reputation we have established worldwide with major industry leaders using alternative fuel products to enable us to establish and maintain strategic alliances, joint product development programs and joint ventures with these companies in our target markets. In addition, building upon the working relationship and experience with General Motors, we plan to develop business relationships with other industry leaders in the automotive and stationary power fuel cell markets. We plan to concentrate our efforts on broadening our OEM relationships in an effort to establish strong top-tier supplier positions based on our belief that OEMs will drive industry growth in both the fuel cell and alternative fuel industries.

   Leverage Technology to Capture New Markets. We intend to leverage our existing technology, product lines and customer relationships to develop new applications across a broad spectrum of customers requiring similar products. We plan to apply our technologies, capabilities and products to multiple market applications within the fuel cell and alternative fuel industries.

   Expand and Broaden Systems Integration Expertise. We plan to continue to increase our existing capabilities to provide the integration, testing, validation and manufacturing of our products and systems into the transportation, material handling, stationary and portable power generation and general industrial markets. As more OEMs seek to reduce costs and shorten time to market by outsourcing key tasks and reducing numbers of suppliers, we are increasingly focused on capturing additional revenue opportunities by expanding into value-added services, such as systems integration. For example, we have established an industrial systems unit in Michigan to provide systems integration for our products in engines that will be sold to industrial OEMs that then install these engines into end products.

   Increase Bases of Business Operations and Distributor Network in High-Growth Global Regions. We plan to expand our operating network in high-growth regions, such as Asia, Europe and Latin America, to take advantage of significant growth opportunities that we believe exist in those areas. We intend to capitalize on these growth opportunities through acquisitions and joint ventures, strengthening of our distributor network and developing key local business and governmental support and recognition. In particular, we are developing working relationships with several foreign governments. We believe that working with local governments and establishing joint ventures with local business leaders is essential to expanding into international markets. For example, our discussions with government officials has led to our involvement in developing regulations in Mexico.

   Expand our Global Manufacturing Operations. We plan to expand our current QS-9000 manufacturing operations in the United States and Mexico by establishing manufacturing sites in low-cost locations with a continued focus on quality, timely delivery and operating efficiency.

Customers and Strategic Relationships

   Our customers include some of the world's largest OEMs in our target transportation, material handling, stationary and portable power generation and general industrial markets. OEM customers of our Gaseous Fuel Products division that purchased goods and services from the division in excess of $100,000 during the 2001 fiscal year include the following:

    BMW                                       Kohler
    Caterpillar                               Linde
    Clark Material Handling                   Lowry Industrial Lift-Trucks
    Clark Samsung of Korea                    Mazda
    Climaveneta                               Mitsubishi
    Combi-Lift                                NACCO Material Handling
    Cummins                                   Nissan
    Daewoo                                    Orchard-Rite
    Detroit Diesel                            Power Systems India
    Ford Motor Company of Australia           Scania
    Generac Power Systems                     Tecogen
    General Motors                            Toyota
    JCB Excavators                            Waukesha Engine

   We are working with a number of these customers to address their future product needs in the expanding alternative fuel industry. Additionally, we continually survey and evaluate the benefits of joint ventures, acquisitions and strategic alliances with our customers and other participants in the alternative fuel industry to strengthen our global business position.

   We generate revenue through development contracts with OEMs and government agencies for our enabling products and technologies for fuel cell applications, and through the sale of our alternative fuel products for use in vehicles manufactured by General Motors and other OEMs. Through its strategic alliance with General Motors, Quantum will be a recommended provider of hydrogen storage, hydrogen handling and associated electronic controls that meet OEM requirements. We believe that this is a significant endorsement of our Quantum division's core competencies and technologies as a potential contributor and enabler of successful commercialization of General Motors' future alternative propulsion and energy systems. We rely on our sales force to sell our products, develop new customers and consummate joint application development programs with leading OEMs in our target fuel cell markets of mobile vehicles, stationary power and portable power.

   Product sales to and development fees from General Motors constituted 20% of our consolidated revenues for the fiscal year ended April 30, 2001. Substantially all of the revenues for our Quantum division for the fiscal year ended April 30, 2001 related to product sales to and development fees from General Motors. Quantum also has development programs with the following entities:

    Adam Opel AG                              Plug Power
    DaimlerChrysler                           Sandia National Laboratories
    DCH Technology                            South Coast Air Quality
    Ford Motor Company                        Management District
    General Motors                            SunLine Transit Agency
    Hyundai Motor Company                     Toyota
    ISE Research                              U.S. Department of Energy
    Lawrence Livermore National Laboratory    Yamaha Motor Company

   We have a Teaming Agreement with General Motors encompassing the design, development, manufacture and vehicle integration of our natural gas and propane fuel systems into their vehicles. In connection with this relationship, we provide complete fuel system integration services and validation, including crash, hot and cold weather and high altitude, emission certification, service plans and procedures and manufacturing. Our Teaming Agreement with General Motors includes sharing of non-proprietary technology, corroboration of technical staffs to leverage areas of technical expertise for mutual benefit, sharing of laboratory and testing facilities, and use of General Motors procurement network. General Motors has agreed to purchase gaseous fuel propulsion systems or related components developed under this agreement from us if:

  .  General Motors does not produce the components;

  .  we can supply such components; and

  .  we are competitive in terms of price, quality and service.

   The Teaming Agreement also provides for a mutual right of first refusal if we jointly develop new products under this agreement. As part of this right of first refusal, we may not solicit sales to any third parties of any gaseous fuel propulsion system or related components developed under the Teaming Agreement for a period of two years from the date of General Motors' commercial introduction. To date, the Teaming Agreement has been applied exclusively to installation of alternative fuel systems and does not cover any joint development efforts other than those that had been specific to General Motors application requirements. We intend to establish similar relationships with other leading industry OEMs by using our systems integration capabilities and our leading technology position in fuel storage, fuel delivery and electronic controls.

   In May 2000, we formed a strategic alliance with NASA Space Shuttle rocket booster manufacturer, ATK Thiokol Propulsion. ATK Thiokol's core competencies include extensive material science knowledge, advanced analytical capabilities and test facilities. This alliance provides us access to ATK Thiokol scientists, engineers and support personnel experienced in the handling and management of hydrogen fuel. We have exclusive rights to several of ATK Thiokol's technologies for commercialization purposes, including its conformable tank technology for the emerging automotive fuel cell markets and nondestructive evaluation technology for testing.

Business Operations

   We conduct business through two operating divisions: our Quantum division and our Gaseous Fuel Products division (which includes our International Operations segment). Our Quantum division focuses on motor vehicle OEMs in the fuel cell and alternative fuel industries and on the stationary power and portable power generation markets in the fuel cell industry. Our Gaseous Fuel Products division targets the automotive aftermarket and the stationary and portable power generation, industrial and material handling for OEMs and the aftermarket.

 Quantum Division

   Overview. Our Quantum division develops and manufactures cost-effective and efficient gaseous fuel storage, fuel delivery and electronic control systems for OEM passenger and fleet vehicles. Our Quantum division also targets the emerging fuel cell industry, which includes the mobile vehicle and stationary and portable power generation markets. The division's capabilities include the following:

  .  research and development;

  .  application engineering and validation;

  .  fuel cell power system controls and validation;

  .  hydrogen and compressed natural gas fuel storage and testing;

  . testing procedures to meet different global regulations and emission control standards;

  . fuel control devices and technology for gaseous fuels and other gases for use in internal combustion engines, fuel cells and other applications requiring metering of gases; and

  .  manufacturing.

   Products. Our Quantum division's core products include gaseous fuel storage, fuel delivery and electronic controls for fuel cell systems used in mobile vehicle, stationary power generation and portable power markets. This division continues to improve its products and develop new systems to meet increasingly stringent vehicle operational and durability requirements in automotive OEM fuel cell powered vehicles. The division also is developing improved system technologies using injectors, high- and low-pressure regulators, on-board diagnostics, high-performance fuel system control modules, fuel lock-offs and related components for application in the stationary and portable power generation fuel cell markets. Our Quantum division designs and manufactures computerized controls, regulators and automatic shut-off equipment, and lightweight, high-pressure hydrogen and natural gas storage tanks using its TriShield technology.

   Our fuel storage products include cylindrical and conformable tanks. We provide lightweight, all-composite storage tank technologies for compressed hydrogen. The lightweight nature of the tank, coupled with high hydrogen mass by volume, improves the range of hydrogen-powered fuel cell vehicles. Our conformable tank maximizes hydrogen storage in a given space, optimizing the volume of hydrogen stored on board. The following table describes the features of our storage products:

           Products                               Features
           --------                               --------
   TriShield All-Composite   .  Designed for safety, lightweight and cost-
    Storage Tanks               effectiveness
                             .  Exceeds current regulatory qualification
                                requirements and also meets OEMs' more
                                stringent requirements for use in natural gas
                                fueled vehicles
                             .  Provides 30% more fuel capacity than comparably
                                sized aluminum tanks, and lower cost than steel
                                tanks
                             .  The all-composite liner technology acts as a
                                permeation barrier for stored fuel and reduces
                                the possibility of hydrogen embrittlement often
                                present with aluminum or steel liners in the
                                presence of hydrogen

                             .  Designed for safety, lightweight and storage
   Conformable Storage Tanks    efficiency
                             .  Optimal packaging solution

   Our fuel delivery products consist of regulators, injectors and valves. We have designed our patented in-tank regulator for use with hydrogen for fuel cell applications. Our design provides greater safety by eliminating the need for high-pressure fuel lines outside of the fuel storage tank. The unit is also more cost-effective because it incorporates the features of many independent components, thereby eliminating the need to install several separate and more costly components. We have designed our patented fuel injector for use with dry gasses such as hydrogen. Our fuel injector is capable of handling the high flow rates needed in automotive applications, while offering superior durability, longer life, less noise and lower cost. This component also allows for very precise metering of fuel, which is critical to optimize a fuel cell system. The following table describes the features of our fuel delivery products:

             Products                               Features
             --------                               --------
   In-Tank Regulators           .  Reduces the pressure of the fuel stored in
                                   the tank at the tank outlet, eliminating the
                                   need for high-pressure fuel lines running
                                   throughout the system
                                .  Increased safety
                                .  Significant cost reductions versus
                                   competitive products

   Gaseous Fuel Disc Injectors  .  Designed specifically for precise gaseous fuel metering to provide superior flow rate and increased durability over existing plunger technologies
                                . Generally translates into lower costs than competing technologies

   Injector Pressure Regulators .  Provides precise control of fuel required for injection systems in fuel cell
                                   applications

   Gas Mass Sensors/Mixture     .  Measures and controls gaseous fuel and air
    Control Valves                 flow, a critical step in the optimization of
                                   fuel cell systems

   Fuel Shut-off Products       .  Mechanically or electronically shuts off
                                   fuel flow to the system when fuel leakage
                                   occurs or when the system is turned off

   Our electronic control products use microprocessors with varying capacities.
These units precisely control the flow and pressure of gaseous fuels, such as hydrogen, and other gasses, such as air. We currently use these electronic controls, coupled with our proprietary software, to optimize fuel pressure and flow management for fuel cell applications. We believe, however, that there are numerous other potential applications for these controls. The following table describes the features of our electronic controls and software products:

             Products                               Features
             --------                               --------
   Electronic Controls          .  Manages flow of fuel and air in fuel cell
    and Proprietary Software       systems to improve optimization of overall
                                   system
                                .  Provides emissions monitoring system
                                   control, proprietary designs, software and
                                   calibration tools to develop, calibrate and
                                   optimize fuel cell control systems
                                .  Sensors, actuators and controllers specific
                                   to our customers' needs and specifications

   Services. We provide services in the areas of design, development, validation, certification, manufacture and aftersales service support. We provide our customers with the following services to support their programs for transportation, and stationary and portable power generation applications:

  . Systems Integration. We integrate our gaseous fuel storage, fuel delivery and electronic control components and systems into fuel cell engine applications in the mobile vehicle, stationary power and portable power industries. We also provide rapid prototyping techniques, which accelerate the iterative design process and result in a more accurate design.

  . Testing and Validation. To increase the likelihood of high success rates at the system level, we perform component, subsystem and system testing and validation. These procedures must satisfy our own internal requirements, customer-specific requirements and industry standards. If no suitable procedures exist, we generate requirements for the customer.

  . Certification and Compliance. Our regulatory and certification engineers implement the latest emissions and safety regulations to ensure the proper certification and ongoing compliance of our products and our business.

  . System Level Assembly. We develop and manage the assembly process for integration of our systems into end products at our facility or at our customers' facilities.

  . Training. We develop comprehensive technical training for our customers that sell and service our products as well as for our customers that use our products.

  . Service and Warranty. We have extensive capabilities in developing service procedures and programs for OEMs. We also provide technical support over the telephone or at customer sites to resolve technical issues.

   Sales and Distribution. Our Quantum division derives revenue from fuel cell development contracts with OEMs, government contracts focused on fuel cell and alternative fuel research and the sale of our alternative fuel products for use in alternative fuel vehicles manufactured by General Motors and other OEMs. Through our Teaming Agreement with General Motors, Quantum sells our jointly developed alternative fuel systems and components to General Motors. Through our strategic alliance with General Motors announced on June 12, 2001, Quantum will be a recommended provider to General Motors of hydrogen storage, hydrogen handling and associated electronic controls for fuel cell system applications. This division relies on its sales force to sell its products, develop new customers and consummate joint application development programs with leading OEMs in the target fuel cell markets of stationary power generation, mobile vehicles and portable power.

   Manufacturing. Our Quantum division's manufacturing activities currently include assembly, system installation and tank manufacturing. We assemble the majority of our components at our facility in Guaymas, Mexico, but outsource the assembly of complex electronic components and select key suppliers for certain components of developed fuel systems. Quantum's raw material supply base is highly diversified. None of Quantum's suppliers represents more than 7% of its raw material purchases. Complete systems are installed on vehicles at the OEM manufacturing facility or at third-party equipping sites. The criteria for the establishment of a site is proximity to vehicle manufacturing and delivery points.

   Our Quantum division operations are QS-9000 certified, with the exception of our Sterling Heights, Michigan facilities. Our Sterling Heights facilities are scheduled to be audited for QS-9000 certification before the end of the 2001 calendar year.

 Gaseous Fuel Products Division

   Overview. Our Gaseous Fuel Products division is a leading supplier of components and systems that allow internal combustion engines to operate on clean burning gaseous fuels, primarily propane and natural gas, and complete engine packages operating on these fuels. Our Gaseous Fuel Products division designs, manufactures and markets components and systems for engines from one to 4,000 horsepower and provides full engine packages from 27 to 270 horsepower. Approximately 70% of this division's revenue is generated from the sale of 100 of this division's products. This division supplies products for the transportation, material handling, stationary and portable power generation and general industrial markets. These markets are expanding, and the Gaseous Fuel Products division is developing new value-added sales through the introduction of new products and services. We believe that customers in our target markets will increasingly purchase engine packages equipped with gaseous fuel systems rather than purchasing separate components from multiple vendors. We currently provide these complete engine packages to customers in our markets and are well positioned to meet the increased demand for these packaged systems.

   We direct our Gaseous Fuel Products division distribution network from our headquarters in Cerritos, California. This division conducts its sales, application development and technical support to the OEMs and the aftermarket through our domestic offices, a domestic distributor network, our international offices and our worldwide distributor network.

   Products. Our Gaseous Fuel Products division's core products include gaseous fuel regulators, fuel shut-off valves, fuel delivery systems, complete engine systems, and electronic controls for use in internal combustion engines for the transportation, material handling, stationary and portable power generator and general industrial markets. In addition to these core products, which we manufacture, we also design, assemble and market ancillary components required for complete systems operation on alternative fuels.

   All of our products are designed, tested and validated in accordance with our own internal requirements, as well as tested and certified with major regulatory and safety agencies throughout the world, including Underwriters Laboratories (UL) in North America and TUV in Europe. The following table describes the features of our products:

               Products                                      Features
               --------                                      --------
    Fuel Metering                  .  Designed to operate on propane, natural gas or digester gas fuels
                                   .  Electronic control overlays allow integration with modern emissions monitoring systems for full emissions
                                      compliance capability
                                   .  Designed for high resistance to poor fuel quality

    Fuel Regulation                .  Reduces pressure of gaseous and liquid fuels
                                   .  Vaporizes liquid fuels
                                   .  Handles a wide range of inlet pressures

    Fuel Shut-Off                  .  Mechanical or electronically shuts off fuel supply to the regulator and engine
                                   .  Available for low-pressure vapor natural gas and high-
                                      pressure liquid propane
                                   .  Designs also incorporate standard fuel filtration to
                                      ensure system reliability

    Electronics & Controls         .  Provides closed loop fuel control, allowing integration with existing sensors to ensure low emissions
                                   .  Integrates gaseous fuel systems with existing engine
                                      management functions

    Engine Systems                 .  Turnkey kits for a variety of engine sizes and
                                      applications
                                   .  Customized applications interface per customer
                                      requirements

    Full Systems                   .  Complete vehicle and equipment systems for aftermarket
                                      conversion
                                   .  Complete engine and vehicle management systems for heavy-
                                      duty engine on-highway truck and bus operation on natural
                                      gas
                                   .  Complete engine and vehicle management systems for off-
                                      highway and industrial engines used for material
                                      handling, pumping and industrial applications

   Services. We provide a broad range of services to both our product customer base and the broader service marketplace. These services fall into the following key areas:

             Services                                      Capabilities
             --------                                      ------------
    Design and Systems Integration .  Strong team of applications engineers for component, system and engine level exercises providing support to
                                      customers in the application of our gaseous fuel products
                                   .  Applications engineering services for whole
                                      vehicle/machine integration outside of our products
                                   .  Full three dimensional design modeling and component
                                      rapid prototyping services

    Certification                  .  Certification of component products and services in line with the requirements of California Air Resources Board
                                      for off-highway engines
                                   .  Provide customers with the required tools to manage in-
                                      field traceability and other requirements beyond initial
                                      emission compliance

    Testing and Validation         .  Component endurance testing
                                   .  Component thermal and flow performance cycling
                                   .  Engine and vehicle testing and evaluation for performance and emissions

    Sub-System Assembly            .  Pre-assembled modules for direct delivery to customers'
                                      production lines
                                   .  Sourcing and integrating second and third tier supplier components

    Training and Technical Service .  Complete technical service support, including technical literature, web-based information, direct telephone
                                      interface (in all major countries) and on-site support
                                   .  Training services through sponsored programs at approved colleges, at our facilities worldwide and on-site at
                                      customer facilities

    Service Parts                  .  Access to service parts network, along with direct
     and Warranty Support             support in development of customers' own internal service
                                      parts programs and procedures
                                   .  Warranty and replacement services for our customers
                                      worldwide

   Sales and Distribution. Our Gaseous Fuel Products division sells its products through a worldwide network encompassing more than 400 distributors and dealers in over 30 countries and through a sales force that develops sales with OEMs and large end-users. This division focuses on three markets: material handling OEMs and aftermarket, stationary and portable power generation OEMs and aftermarket, and the mobile vehicle aftermarket. Of these markets, we believe that the automotive vehicle aftermarket, primarily outside of North America, has the greatest potential for immediate growth and that the power generation markets have potential for growth over the next one to five years.

   For fiscal year 2001, sales to distributors (including company-owned distributors) accounted for 58.0% of this division's net revenue and sales to OEM customers accounted for approximately 42.0% of this division's net revenue. This is consistent with the 1999 and 2000 fiscal years. Distributors primarily service the aftermarket conversion business and small-volume OEMs, and are generally specialized and privately owned enterprises. Many domestic distributors have been our customers for more than 30 years, and many of our export distributors have been our customers for more than 20 years.

   Manufacturing. We manufacture and assemble all products for our Gaseous Fuel Products division at our facilities in Cerritos, California, Sterling Heights, Michigan and Guaymas, Mexico. Current manufacturing operations consist primarily of mechanical assembly and light machining. We rely on outside suppliers for parts and components and obtain components for products from a variety of domestic and foreign automotive and electronics suppliers, die casters, stamping operations, specialized diaphragm manufacturers and machine shops. For fiscal year 2001, ten suppliers accounted for approximately 42.0% of this division's raw material purchases.

   Material costs, die cast aluminum parts and diaphragms in particular, represent the major components of cost of sales. Coordination with suppliers for quality control and timely shipments is a high priority to maximize inventory management. We use a computerized material requirement planning system to schedule material flow and balance the competing demands of timely shipments, productivity and inventory management. All the Gaseous Fuel Products division's manufacturing facilities are ISO-9001 or QS-9001 certified.

   International Operations. Our International Operations segment consists of our subsidiaries located in Australia, Europe, Japan and Mexico, which are responsible for sales, application and market development, technical service, customer shipment and inventory. These subsidiaries market and sell our Gaseous Fuel Products division's products and services, along with complementary local sourced products and services, and also provide sales, application and technical support to both OEM and aftermarket customers.

Research and Development

   Over the past eight years, we have invested approximately $100 million in research and development for the advancement of our gaseous fuels and fuel cell technology. We operate research and development facilities in California, Michigan, Utah and Washington. Our Advanced Technology Center is dedicated to the research and development of systems and products that support the use of gaseous fuels in internal combustion engines and fuel cells. The center is the hub of the activities of over 220 employees and has sophisticated state-of-the-art research laboratories, advanced fuel system assembly, and analytical and testing facilities. This center supports each of our operating segments by conducting research and development of advanced fuel storage, fuel delivery and electronic control systems and products for motor vehicles, engines, forklifts, stationary engines and small industrial engines. Each operating segment funds its own application development engineering for new products to address its specific customer and target markets. The center offers the following technical capabilities:

  . Fuel Storage. Composite pressure vessel design and analysis, carbon and epoxy filament winding and hydraulic, pneumatic, burst and fatigue testing. Evaluation and development test capabilities for advanced hydrogen storage materials, including hydride, alanates, carbon adsorption and other emerging materials.

  . Electronic Control Systems. Specialization in hardware design and selection, engine modeling, calibration and software design for engine and emission controls.

  . Mechanical Design and Development. Specialization in pneumatics, kinematics, hydraulic components and systems and advanced materials, structural, flow and thermal analysis.

  . Advanced Catalysts. Catalyst synthesis and processing, catalyst and emission testing and fabrication of corona and conventional prototype converters.

  . Advanced Products. Injectors, compressors and micro machining, including pressure sensors and bi-directional mass flow sensors, fuel management, fuel storage and fuel supplies for fuel cell power systems, mass flow sensors for natural gas measurement and "smart" sensors using micro-controllers.

  . Component and Subsystem Test Facilities. Extended vibrations, shock loads and accelerations, extreme temperature exposure from -85(degrees)F to 392(degrees)F and thermal shock, cyclic corrosion, extended salt, fog, humidity and dryness cycling, severe acid and alkali corrosion, flow simulations and pneumatic leak checks.

   Together with Thiokol, we have established a hydrogen storage cycling testing facility in Utah. We use the facility to perform hydrogen cycling testing through repeated fast-fills on compressed gas storage tanks and subsystems. The fully instrumented fast-filling tests will determine temperature rise and confirm the gas thermodynamics experienced during filling. We need this critical data for the design, manufacture, testing and validation of compressed hydrogen storage tanks. While the initial focus of the testing will be on hydrogen storage and handling for vehicle applications, the facility's testing capabilities apply directly to storage systems for hydrogen refueling stations.

   We believe these capabilities are a critical component of our ability to maintain our technology leadership position in fuel cell and alternative fuel enabling systems. We intend to develop and adapt our current technologies and products for use in connection with fuel cells, including the following advanced products:

  . Micro-Machined Mass Flow Sensors. We have successfully designed, fabricated and tested a micro-machined single and bi-directional mass flow sensor for air and natural gas mass flow measurement and a micro-machined bi-directional mass flow and concentration sensor. These micro-machined devices may have several applications for fuel cell systems.

  . Continuous Flow Control. We are working on a variety of fuel metering devices for gaseous fuels that feature continuous flow outputs for use in fuel cell applications.

  . Water Management. We have internal expertise or have aligned ourselves with strategic partners to provide water vaporization and humidification of gas streams, direct water vapor transfer from humid to dry streams, de-ionized water compatibility, water contamination removal, water pumps and the storage and metering of water for fuel cells.

  . Heat Exchanger and Thermal Management Systems. We have internal expertise or have aligned ourselves with strategic partners to provide heat transfer components and fluids, HVAC system and materials science.

   We conduct fuel cell application development of mobile vehicles and stationary power engines at our facilities located in Lake Forest, California and Sterling Heights, Michigan. We opened these facilities during the 2000 fiscal year. The Advanced Vehicle Concept Center in Lake Forest, California employs over 45 engineers and other professionals focused on systems integration, validation and certification for concept, prototype and production vehicles. Our Detroit headquarters and Platform Development Center in Sterling Heights, Michigan also employ over 50 engineers and other professionals. Our Sterling Heights facilities assist our OEM customers in the Detroit area, acting as a liaison between us and our customers, performing the following primary functions: program management, vehicle commercialization, production, service, validation and specialty vehicle assembly management.

   We conduct alternative fuel application development at the following facilities:

  .  Cerritos, California for the power generation market;

  .  Seattle, Washington for the transportation market; and

  .  Sterling Heights, Michigan for the industrial market.

   These facilities encompass approximately 26,000 square feet of laboratory space, and we have over 40 employees at these facilities. Our employees' expertise includes software and electronic control, sub-system and system integration and the end use product environmental testing, sub-system, system and product validation, and engine testing for sizes ranging from two horsepower to over 500 horsepower.

Competition

   We are a leading provider of fuel storage, fuel delivery and electronic control systems for the fuel cell and alternative fuel markets. We provide products and integrated services for all gaseous fuels in our target markets for use in all end user applications in both the fuel cell and alternative fuel industry.

   In the alternative fuel industry, our key competitors in gaseous fuel delivery products, accessory components and engine conversions markets include Aisan, GFI, Koltec, Landi, Lovato, OMVL, Tartarini and Vialle, which together with us account for a majority of the world market for alternative fuel products and services. In the future, we may face competition from traditional automotive component suppliers, such as Bosch, Delphi, Siemens and Visteon, and from motor vehicle OEMs that develop fuel systems internally.

   In the fuel cell industry, our area of expertise is in fuel storage, fuel delivery and electronic controls. Our principal competition in the fuel cell markets consists of very small independent companies or universities supported by government grants. In the fuel cell industry, we do not compete with fuel cell stack manufacturers, such as Ballard Power Systems, General Electric, Plug Power, or United Technologies, whose technical focus is on fuel cell stack and fuel reformer technology. Instead, we provide ancillary systems and enabling technologies that complement the fuel cell stack.

Product Certification

   We must obtain emission compliance certification from the Environmental Protection Agency to sell certain of our products in the United States and from the California Air Resources Board to sell certain products in California. Each car, truck or van sold in the U.S. market must be certified by the Environmental Protection Agency before it can be introduced into commerce and its products must meet component, subsystem and system level durability, emission, refueling and various idle tests. We have also obtained international emissions compliance certification in Argentina, Australia, Brazil, Canada, Chile, Europe and Mexico.

   We strive to meet stringent industry standards set by various regulatory bodies, including the Federal Motor Vehicle Safety Standards of the United States, the National Highway and Transportation Safety Administration, the National Fire Protection Association, Underwriters Laboratories. and American Gas. Approvals enhance the acceptability of our products in the domestic marketplace. Many foreign countries also accept these agency approvals as satisfying the "approval for sale" requirements in their markets.

Backlog

   As of May 31, 2001, our backlog for our products was $27 million. We measure backlog for our product sales from the time orders become irrevocable, which generally occurs 90 days prior to the date of delivery.

Employees

   As of May 31, 2001, we employed approximately 726 persons. Of these employees, approximately 327 were employed by our Quantum division, 399 were employed by our Gaseous Fuel Products division, including 113 employees internationally. None of our employees are represented in a collective bargaining agreement. We consider our relations with our employees to be good.

Intellectual Property

   We currently rely primarily on patent and trade secret laws to protect our intellectual property. We currently have 14 U.S. patents issued and eight foreign patents issued. The U.S. patents expire between October 2004 and March 2017. The foreign patents expire between November 2001 and October 2018. We also have U.S. and foreign patent applications pending. Our pending patent applications may not be allowed. Even if they are allowed, these patents may not provide us a competitive advantage. Competitors may successfully challenge the validity and scope of our patents and trademarks.

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

Directors and Executive Officers

   The following table sets forth certain information regarding our directors and executive officers as of June 15, 2001:

 Name                          Age Position
 ----                          --- --------
 Robert M. Stemmler..........   65 Chairman of the Board of Directors,
                                    President and Chief Executive Officer
 Dale L. Rasmussen...........   51 Senior Vice President and Secretary
 Syed Hussain................   48 Vice President of Technology and Quantum
                                   division
 Dennis D. Hartman...........   58 Vice President of the Gaseous Fuel Products
                                   division
 Donald L. Dominic...........   59 Vice President and General Counsel
 William B. Olson............   38 Treasurer and Chief Financial Officer
 Norman L. Bryan (1).........   59 Director
 Paul Mlotok (1).............   56 Director
 J. David Power III (2)(3)...   70 Director
 Don J. Simplot (2)(3).......   65 Director
 Douglas W. Toms (1)(3)(4)...   70 Director

--------
(1) Member of the Audit Committee

(2) Member of the Compensation Committee

(3) Member of the Nominating Committee

(4) Resigned effective as of June 28, 2001

   Robert M. Stemmler has served as our President and Chief Executive Officer since May 1993. He has also been a director since May 1993, and the Chairman of our Board of Directors since June 1998. From December 1992 until July 1993, Mr. Stemmler was a full time consultant to our company. He served as our General Manager from 1982 to 1985 and has held various management and executive positions throughout his career at Celanese Corp. (now Hoechst-Celanese), an international chemical and fibers manufacturer; A.J. Industries, a holding company for aircraft, trucking and heating equipment companies; and Sargent Fletcher Company, a manufacturer of military aircraft fuel tanks and in-flight refueling systems. Mr. Stemmler is a director of Pacific Aerospace & Electronics, Inc., an international manufacturer of aerospace and electronic components. He holds an M.B.A. degree from Seton Hall University and a B.S. degree in mechanical engineering from Washington University.

   Dale L. Rasmussen has served as our Senior Vice President and Secretary since June 1989. He joined us in April 1984 as Vice President of Finance and Administration and Corporate Secretary. Prior to joining us, Mr. Rasmussen was a commercial banker for 12 years at banks that were acquired by Key Bank and U.S. Bank. Mr. Rasmussen is a director of Pacific Aerospace & Electronics, Inc., an international manufacturer of aerospace and electronic components. He received his B.A. degree in Business Administration and Economics from Western Washington University and is a graduate of the Pacific Coast Banking School.

   Syed Hussain has served as our Vice President of Technology and our Quantum division since November 1996. Prior to joining us in 1992, Mr. Hussain worked for General Motors Saturn, Eaton and Bendix (Allied Signal). He has over 18 years of automotive experience in engines, emission controls, powertrain and related electronic and electromechanical devices. Mr. Hussain holds an M.S.E.E. degree from Illinois Institute of Technology in Chicago, Illinois and a B.S.E.E. degree from the University of Engineering and Technology in Pakistan.

   Dennis D. Hartman has served as our Vice President and General Manager in charge of the Gaseous Fuel Products division since April 1997. From January 1996 until joining us in April 1997, Mr. Hartman was the Operating Manager and a director of Columbia River Homes of Astoria, Oregon, a manufacturer of modular homes. Prior to holding that position, Mr. Hartman was a Vice President of Nacco Material Handling, Inc., a manufacturer of lift trucks and worked in finance for the Ford Motor Company. Mr. Hartman is a graduate of the University of California, Berkeley. He holds an M.B.A. degree in finance from that institution.

   Donald L. Dominic has served as our Vice President, General Counsel and Director of Human Resources since June 1998 and is also our Assistant Secretary. Prior to joining us in 1994, Mr. Dominic held various management and technical positions with Honeywell, Hughes and Sargent-Fletcher Company.
Mr. Dominic holds a B.S.E.E. degree from the University of Illinois, an M.S.E.E. from West Coast University, an M.B.A. degree from the University of Southern California, and a J.D. from the University of La Verne.

   William B. Olson has served as our Treasurer and Chief Financial Officer since July 1999. He originally joined us in October 1994 and has held various financial positions with us, including serving as Corporate Controller. Between November 1996 and April 1997, Mr. Olson served as manager of financial planning at Autobytel. Prior to joining us, Mr. Olson was with the public accounting firm of Ernst & Young and its Kenneth Leventhal Group. Mr. Olson holds a B.S. degree in business and operations management from Western Illinois University and an M.B.A. degree in finance and economic policy from the University of Southern California. Mr. Olson is a Certified Financial Manager and a Certified Management Accountant.

   Norman L. Bryan has served as a director since November 1993 and is Chair of the Audit Committee. He has been a consultant since January 1995. Mr. Bryan has been employed as the Senior Vice President of Sales and Marketing of EIT, Inc., an electric meter manufacturing company, since October 1998. Prior to retiring in 1994 from Pacific Gas and Electric Company, he was Vice President, Marketing from February 1993 until December 1994, and was Vice President, Clean Air Vehicles from February 1991 to February 1993. Mr. Bryan holds an M.A. degree in business from Stanford University and a B.S.M.E. degree in mechanical engineering from California State University in San Jose.

   Paul Mlotok has served as a director since April 1997 and is a member of the Audit Committee. Since 1995, he has been a Senior Practitioner with the consulting firm Global Business Network, which specializes in the areas of energy, natural resources and finance. From 1989 to 1995, he was a Principal and oil industry analyst at Morgan Stanley & Co. He has a B.A. degree in economics from Cornell University and a Ph.D. in economics from Brown University.

   J. David Power III has served as a director since August 2000. He is the founder of J.D. Power and Associates where he has served as Chairman since 1996. Mr. Power has previously worked with Ford Motor Company, General Motors Corporation, and J.I. Case Company. Mr. Power was a recipient of the Automotive Hall of Fame's Distinguished Service Citation. Mr. Power graduated from the College of Holy Cross, has an M.B.A. from The Wharton School of Finance at the University of Pennsylvania, and holds honorary doctorate degrees from College of the Holy Cross, California Lutheran University, and California State University, Northridge.

   Don J. Simplot has served as a director since May 1978 and is Chair of the Compensation Committee. He is the President of Simplot Industries, Inc., which is engaged in agricultural enterprises, and a Director member of the office of the chair of J.R. Simplot Company, which is also engaged in agricultural enterprises. Mr. Simplot is a director of Micron Technology, Inc., a designer and manufacturer of semiconductor memory components primarily used in various computer applications.

   Douglas W. Toms served as a director from October 1980 until July 2001. He served as our President and Chief Executive Officer from October 1980 to April 1989. From April 1989 to March 1995, Mr. Toms was a consultant to American Honda Motor Company, Inc. Since March 1995, Mr. Toms has been self-employed as a contract engineer. Mr. Toms holds a B.S. degree from Central Michigan University in accounting/economics and an M.S. degree in traffic engineering from Michigan State University.

   The Board of Directors is divided into three classes, each consisting of three directors, with the three classes serving staggered three year terms. Each director will hold office until the first meeting of stockholders immediately following expiration of his three year term of office and until his successor is qualified and elected.

Item 2. Properties.

Facilities

   Our executive offices and our Gaseous Fuel Products division are located in Cerritos, California. Our Quantum division is headquartered in Irvine, California. We currently lease additional manufacturing, research and development (including the Advanced Technology Center) and general office facilities in the following locations set forth below:

   Location                      Principal Uses                  Square Footage
   --------                      -----------------------------   --------------
   Quantum
      Irvine, California         Corporate offices, R&D              79,000
      Irvine, California         R&D                                 14,400
      Lake Forest, California    Design, development and             65,000
                                 testing
      Sterling Heights, Michigan Design and development              16,000
      Sterling Heights, Michigan Design, development and             43,000
                                 testing
      Guaymas, Mexico            Manufacturing                       32,000

   Gaseous Fuel Products
      Cerritos, California       Corporate offices;                 105,000
                                 manufacturing; design,
                                 development and testing
      Sterling Heights, Michigan Sales, marketing and assembly       78,000
      Seattle, Washington        Research and development            10,000
      Rijswijk, Holland          Sales, marketing and assembly       16,000
      Cheltenham, Australia      Sales, marketing and assembly       15,000
      Sydney, Australia          Sales, marketing and assembly        7,500
      Mexico City, Mexico        Sales, marketing and assembly       12,000
      Fukuoka, Japan             Sales, marketing and assembly        4,000

   We also lease nominal amounts of office space in France, Germany, the United Kingdom and Queensland, Australia.

   We believe our facilities are presently adequate for our current core product manufacturing operations and OEM development programs and production. We anticipate that we will require additional space as we expand our operations in the fuel cell and alternative fuel industries. We believe that we will be able to obtain suitable space as needed on commercially reasonable terms.

Item 3. Legal Proceedings.

   Except as set forth below, we are not currently a party to any material legal proceeding. In addition to the proceeding described below, we may from time to time become involved in litigation relating to claims arising in the ordinary course of business. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

   In August 2000, we proceeded with legal action in federal court (Eastern District of Michigan, case # 00-73633) against GFI Control Systems Inc. and Dynetek Industries Ltd. for patent infringement (U.S. Patent No. 6,041,762), which covers a compressed gas fuel system that includes a tank with an internal pressure regulator. GFI Control Systems Inc. filed a counter-claim for patent infringement. We intend to vigorously enforce our intellectual property rights.

Item 4. Submission of Matters to a Vote of Security Holders.

   No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended April 30, 2001.

                                    PART II

Item 5. Market for Company's Common Equity and Related Stockholder Matters.

   Our common stock is traded on the Nasdaq National Market under the symbol "IMCO." The following table sets forth, for the periods indicated, the high and low sale prices of our common stock as reported on the Nasdaq National Market.

                                                                   High   Low
                                                                  ------ ------
   Fiscal Year Ended April 30, 2000:
     First Quarter............................................... $12.75 $ 8.25
     Second Quarter..............................................  14.88   9.63
     Third Quarter...............................................  34.00  11.88
     Fourth Quarter..............................................  52.88  19.00

   Fiscal Year Ended April 30, 2001:
     First Quarter............................................... $44.88 $20.13
     Second Quarter..............................................  33.97  15.50
     Third Quarter...............................................  22.50   9.75
     Fourth Quarter..............................................  26.88  13.00

   Fiscal Year Ending April 30, 2002:
     First Quarter (through July 27, 2001)....................... $43.24 $23.50

   On July 27, 2001, the last reported sale price for our common stock as reported by the Nasdaq National Market was $26.09 per share. As of June 15, 2001, there were 483 stockholders of record of our common stock.

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

Item 6. Selected Financial Data.

   The following table sets forth our selected consolidated financial data for the five years ended April 30, 2001. This data has been derived from our audited consolidated financial statements and should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein. The pro forma data has been prepared to illustrate the effect of our intended spin-off of our Quantum subsidiary and should be read in conjunction with the unaudited pro forma condensed consolidated financial statements, related notes and other financial information herein.

                                          Year Ended April 30,
                           ----------------------------------------------------
                                                                      Pro forma
                            1997    1998    1999     2000     2001     2001(4)
                           ------- ------- ------- -------- --------  ---------
                                (in thousands, except for per share data)
Income Statement Data:
Net Revenue:
  Product sales..........  $58,437 $62,209 $75,821 $103,418 $ 95,987   $80,539
  Contract revenue.......    3,392   8,874  11,006    9,398    7,910       --
                           ------- ------- ------- -------- --------   -------
    Total revenue........   61,828  71,083  86,826  112,816  103,897    80,539

Cost and expenses:
  Cost of sales..........   37,342  38,174  52,179   69,799   68,951    49,498
  Research and
   development expense...    7,725  12,062  11,612   15,576   32,556     5,870
  Selling, general and
   administrative
   expense...............   11,912  13,729  16,133   21,343   24,061    18,561
Operating income (loss)..    4,850   7,118   6,903    6,097  (21,671)    6,610
Interest expense.........    1,100     938   1,213    1,524    1,417     1,088
Interest income..........      --        3      43       82    1,309     1,309
Gain on sale of
 subsidiary(1)...........      --      --    2,169      --       --        --
Net income (loss)........    3,225   4,865   6,331    3,065  (13,103)    3,675
Dividends on preferred
 stock...................      581     595     531      --       --        --
Net income applicable to
 common stock............  $ 2,644 $ 4,270 $ 5,800 $  3,065 $(13,103)  $ 3,675

Net income (loss) per
 share(1)(2):
  Basic..................  $  0.46 $  0.67 $  0.80 $   0.36 $  (1.32)  $  0.34
  Diluted................  $  0.43 $  0.60 $  0.71 $   0.33 $  (1.32)  $  0.32

Number of shares used in
 per share
 computation(2)(3):
  Basic..................    5,722   6,334   7,293    8,489    9,935     9,935
  Diluted................    6,131   8,155   8,976    9,232    9,935    10,767

Balance Sheet Data:
Total current assets.....  $29,904 $38,817 $52,120 $ 73,385 $ 79,636   $59,522
Total assets.............   47,113  58,178  73,562   95,016  120,763    87,947
Total current
 liabilities.............   11,656  11,417  16,892   23,756   28,089    17,696
Long-term obligations,
 less current portion....   12,721  11,387  13,894   23,344    7,998     2,568
Stockholders' equity.....   22,063  34,305  41,449   45,379   82,631    65,640

--------
(1) Represents gain on sale of 49% interest in IMPCO BV to BERU
    Aktiengesellschaft during fiscal year 1999. We recorded a pre-tax gain of $2.2 million and an after-tax gain of $1.8 million or $0.20 per diluted share.

(2) During fiscal year 1998, shares assumed to be issued upon conversion of our preferred stock were included in the calculation of shares outstanding since the conversion resulted in reportable dilution. During fiscal year 1999, all of our preferred stock was converted to common stock and the diluted earnings per share was calculated as though the conversion occurred at the beginning of fiscal year 1999.

(3) See note 1 of the notes to consolidated financial statements included elsewhere in this prospectus for an explanation of the method used to determine the number of shares used to compute net income per share.

(4) The pro forma data has been prepared to illustrate the effect of our intended spin-off of Quantum. The adjustments are based upon available information and upon certain assumptions that management believes are reasonable under the circumstances. Diluted pro forma net income per share includes the effect of dilutive employee stock options.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   You should read this discussion together with the financial statements and other financial information included in this Annual Report on Form 10-K.

Overview

   We design, manufacture and supply components and systems that store gaseous fuels and monitor and control the pressure and flow of those fuels for use in fuel cells and internal combustion engines. Historically, most of our revenues have been derived from the sale of products that enable traditional internal combustion engines to run on clean burning alternative fuels, such as propane and natural gas, instead of gasoline. Our goal is to commercialize systems that will provide fuel storage, fuel delivery and electronic controls for fuel cells and internal combustion engines.

   We classify our business operations into three reporting segments: our Quantum division (formerly known as the Automotive OEM division), the Gaseous Fuel Products division and International Operations. Our Quantum division generates revenues through the sale of fuel storage, fuel delivery and electronic control systems to OEMs, primarily to General Motors, and the installation of our products into OEM vehicles. Quantum also generates contract revenue by providing engineering design and support to OEMs so that our fuel storage, fuel delivery and electronic control systems integrate and operate with certain of their alternative fuel vehicles. Our Gaseous Fuel Products division sells products, including parts and conversion systems, for applications in the transportation, material handling, stationary and portable power generator and general industrial markets. Our International Operations in Australia, Europe, Japan and Mexico distribute our products, predominantly from our Gaseous Fuel Products division, and provide some product assembly.

   We will continue to require significant research and development expenditures over the next several years in order to commercialize our products for fuel cell applications. We will also require significant capital expenditures to construct additional manufacturing and assembly capacity required to support the production of our products.

   We recognize revenue for product sales when products are shipped and title is transferred. Contract revenues are recognized based on the percentage of completion method. Corporate expenses represent a sub-category of selling, general and administrative expense. Corporate expenses consist of general and administrative expense incurred at the corporate level and include the amortization of goodwill and other intangible assets. Intersegment eliminations are primarily the result of intercompany sales from our Gaseous Fuel Products division to our International Operations segment. End markets for our products include the transportation, material handling, and industrial and power generation industries.

   We expense all research and development when incurred. Research and development expense includes both customer-funded research and development and company-sponsored research and development. Corporate research and development is a sub-category of research and development expense and represents company-sponsored research and development that is not allocated to any of our reporting segments. Customer-funded research and development consists primarily of expenses associated with contract revenue. These expenses include applications development costs in Quantum funded under customer contracts.

   A portion of our growth over the past three years, particularly with regard to our International Operations, has resulted from acquisitions in Australia, Canada, Europe, Japan, Mexico and the United States and from formation of a European-based joint venture. We have accounted for each of these acquisitions under the purchase method of accounting.

Recent Developments

   On June 14, 2001, we announced a plan to spin off our Quantum subsidiary. We cannot assure you that the spin-off will occur as planned, if at all. The proposed spin-off will be subject to numerous conditions, including the receipt of a financial opinion from an underwriter, the receipt of an opinion from our tax counsel or a private letter ruling from the Internal Revenue Service to the effect that the spin-off will be tax-free to our stockholders for federal income tax purposes, and a final assessment by us and our tax counsel that the proposed spin-off will be tax free to us for federal tax income tax purposes. We believe that the measurement date regarding the planned spin-off of Quantum has not been reached due to the absence of a formal plan to dispose of Quantum and the uncertainty of a tax-free spin-off. Our pro forma net revenues and operating income, assuming the intended spin-off occurred at the beginning of fiscal 2001, totaled $80.5 million and $6.6 million, respectively.

Results of Operations

Years Ended April 30, 2000 and 2001

   Net revenues and operating income for our reporting segments for the fiscal years ended April 30, 2000 and 2001 are as follows:

                                                          Operating Income
                                      Revenues                 (Loss)
                                ----------------------  ---------------------
                                Year Ended April 30,    Year Ended April 30,
                                ----------------------  ---------------------
                                   2000        2001       2000        2001
                                ----------  ----------  ---------- ----------
                                              (in thousands)

   Quantum..................... $   22,341  $   23,358  $  (1,460) $  (21,523)
   Gaseous Fuel Products.......     76,831      66,925     19,451      11,138
   International Operations....     29,991      31,132      2,623       1,387
   Corporate expenses (1)......        --          --      (7,042)     (7,019)
   Corporate research and
    development (1)............        --          --      (7,050)     (5,601)
   Intersegment elimination....    (16,347)    (17,518)      (425)        (53)
                                ----------  ----------  ---------  ----------
       Total................... $  112,816  $  103,897  $   6,097  $  (21,671)
                                ==========  ==========  =========  ==========

--------
(1) Represents corporate expenses and company-sponsored research and development not allocated to any of the reporting segments.

   Net revenue decreased $8.9 million or 7.9% from $112.8 million in fiscal year 2000 to $103.9 million in fiscal year 2001. This decrease was primarily due to short-term declines in the automotive aftermarket end use due to less favorable alternative fuel prices and the declines in small industrial engine sales related to year 2000 preparedness. The following table sets forth our product revenues by application across all reporting segments:

                                                           Year Ended April 30,
                                                           ---------------------
                                                              2000      2001
                                                           ---------- ----------
                                                              (in thousands)

   Motor vehicle products................................. $   48,626 $  40,619
   Forklifts and other material handling equipment........     37,947    39,445
   Small portable to large stationary engines.............     16,844    15,923
                                                           ---------- ---------
       Total product sales................................ $  103,417 $  95,987
                                                           ========== =========

   During fiscal years 2000 and 2001, our product revenue was generated in the following geographic regions:

                                                                   Year Ended
                                                                    April 30,
                                                                   ------------
                                                                   2000   2001
                                                                   -----  -----
   United States and Canada.......................................  60.2%  62.2%
   Pacific Rim....................................................   9.3%  10.9%
   Europe.........................................................  13.7%  17.0%
   Latin America..................................................  16.8%   9.9%

   Quantum. Net revenues in this segment increased $1.0 million or 4.6% from $22.3 million in fiscal year 2000 to $23.3 million in fiscal year 2001.

   Product sales for this segment increased $2.3 million or 18.3% from $13.1 million in fiscal year 2000 to $15.4 million in fiscal year 2001. This increase was primarily due to an increase in unit sales to General Motors. Product sales consists of those associated with General Motors mid-size automobiles, pick-up trucks, and van platforms equipped with Quantum's bi-fuel compressed natural gas fuel system and General Motors medium-duty trucks equipped with dedicated liquid propane gas kits. We expect product sales to be higher in the future based on the historical expansion of demand for General Motors' and other automotive OEMs' alternative fuel platforms.

   Gross margins on product sales to General Motors were $2.0 million lower in fiscal year 2001 as compared to fiscal year 2000, primarily due to a $1.3 million increase in manufacturing overhead mainly relating to pre-production costs associated with our fuel storage tanks and $1.6 million in inventory write-offs and scrap primarily related to model year 2000 excess inventory. This was partially offset by $1.1 million in higher direct material margins on the model year 2001 mid-size automobiles. Additionally, we anticipate higher operating losses for Quantum in fiscal year 2002, primarily due to higher research and development expenditures and other operating expenses to support anticipated alternative fuel and fuel cell research and development programs.

   Contract revenue for Quantum decreased $1.4 million or 14.8% from $9.3 million in fiscal year 2000 to $7.9 million in fiscal year 2001. This decrease was primarily due to lower contract levels, which reflect efficiencies that result from our ability to transfer knowledge between prior model year and current model year contracts. Additionally, the contract revenues recognized on pick-up truck platforms declined due to an expanded scope of the 2001 program to include the 2002 model year, which includes higher engineering costs to complete without a commensurate increase in the contract value.

   Operating losses for Quantum increased $20.0 million or 1,374.4% from $1.5 million in fiscal year 2000 to $21.5 million in fiscal year 2001. This increase was primarily attributable to a $14.3 million increase in research and development expenses, a $2.1 million increase in administrative expenses, a $2.0 million decrease in product gross margins and a $1.4 million decrease in contract revenues. The increase in research and development primarily relates to our $2.4 million increase in application development costs and a $9.9 million increase for fuel storage, fuel delivery systems, and vehicle integration for fuel cell OEM programs with the remaining portion mainly attributable to additional facilities and additional research and development activities to support the fuel cell OEM programs. In order to satisfy the anticipated increased OEM demand, we opened four additional facilities to expand our testing capabilities and vehicle integration capacity. We anticipate future increases in application development and other operating expenditures as we continue the expansion of engineering facilities and staff to support anticipated alternative fuel and fuel cell programs. Product application development costs increased $2.4 million or 28.9% from $8.2 million in fiscal year 2000 to $10.6 million in fiscal year 2001. Product application development expense is primarily for system development and application engineering of our products under the funded General Motors contract, other funded contract work with state and federal agencies, and for internally funded fuel cell and alternate fuel system and component application development work. Customer-funded product application development costs decreased $1.3 million or 16% from $8.0 million in fiscal year 2000 to $6.7 million in fiscal year 2001.

   Gaseous Fuel Products. Net revenues in this segment decreased $9.9 million or 12.9% from $76.8 million in fiscal year 2000 to $66.9 million in fiscal year 2001. Revenues were lower primarily due to a $8.1 million slowdown in sales to distributors in Mexico for automotive aftermarket sales. These lower shipments were caused primarily by reduced volumes in aftermarket public transportation programs, a reduction in prices due to increased competition and a reduction in demand in the Mexican market primarily due to higher propane prices. Additionally, revenues were lower due to a $4.5 million decline in small engine sales related to year 2000 preparedness. These decreases were partially offset by $4.5 million in higher sales of material handling engine systems and for large industrial engine end uses at our engine systems business. Assuming the continued growth of our engine systems business, the expanding revenue base from complete certified system sales, a rebound in Mexico motor vehicle sales, and increased component sales in supporting our international motor vehicle sales expansion in India and Latin America, we anticipate that overall revenues in fiscal year 2002 will be higher than fiscal year 2001.

   Gross profit in this segment decreased $4.2 million or 16.0% from $26.5 million in fiscal year 2000 to $22.3 million in fiscal year 2001. The decline in revenues negatively impacted gross profit by $4.0 million. The higher percentage of sales to our foreign subsidiaries, which involve lower margins, adversely affected gross profit by approximately $1.1 million. Additionally, discounts on sales in the Mexico marketplace negatively affected gross profits by $0.2 million. These declines were partially offset by a $0.7 million increase in gross profit for material handling and large industrial engines due mainly to lower per unit overhead costs as a result of higher volumes.

   Operating income in this segment decreased $8.4 million or 42.7% from $19.5 million in fiscal year 2000 to $11.1 million in fiscal year 2001. This decrease was primarily due to lower gross profits and higher application development expenses of $4.0 million as compared to the prior fiscal year. The increase in product application development expenses are primarily related to the development of the next generation fuel/engine management systems for the material handling and industrial engine market. Assuming growth in overall revenues and gross profits and lower product development expenses, we anticipate that operating income for this segment for fiscal year 2002 will be higher than fiscal year 2001.

   International Operations. Net revenues in this segment increased by $1.1 million or 3.8% from $30.0 million in fiscal year 2000 to $31.1 million in fiscal year 2001. In fiscal year 2001, revenues for our International Operations segment would have increased an additional $3.2 million, if not for the strengthening of the U.S. Dollar. A strong U.S. Dollar has a negative effect on the conversion of foreign currency denominated sales. Assuming the fundamentals of our international markets remain strong in terms of government regulations, pollution control, and economics, we anticipate continuing market growth and increasing revenues for this segment next fiscal year.

   Operating income for this segment decreased $1.2 million or 47.1% from $2.6 million in fiscal year 2000 to $1.4 million in fiscal year 2001 as all foreign subsidiaries experienced lower operating income. This was primarily a result of lower gross margins due to the higher cost of U.S. goods purchased with their weakening local currencies. Additionally, we added marketing and technical personnel to support these aspects of the business, which resulted in increasing operating expenses compared to the prior fiscal year. Assuming higher revenues and gross profits, we anticipate that operating income levels in our International Operations segment will be higher in fiscal year 2002 than in fiscal year 2001.

   Corporate Expenses. Corporate expenses consists of general and administrative expenses at the corporate level to support our operating segments in areas such as executive management, finance, human resources, management information systems, legal services and investor relations. Additionally, amortization of goodwill and other intangible assets is recorded as a corporate expense. Corporate expenses remained flat from fiscal year 2000 to fiscal year 2001. Higher legal expenses of $0.6 million relating to our patent infringement lawsuit against GFI Control Systems, Inc., higher costs pertaining to investor relations of $0.2 million and higher personnel costs of $0.2 million relating to European business development activities were offset by high one-time legal expenses incurred in the previous year.

   Corporate Research and Development. Corporate research and development is a component of our research and development expense and relates to engineering, design and research and development which supports our operating units and the development of all new products supporting the operating segments' needs. Corporate research and development decreased $1.5 million or 20.6% from $7.1 million in fiscal year 2000 to $5.6 million in fiscal year 2001. The decrease was due to the completion of several fuel delivery and fuel storage component projects at the end of fiscal year 2000, which was partially offset by the commencement of a new fuel storage component project in the second quarter. We anticipate that corporate research and product development expense in fiscal year 2002 will be higher than the levels experienced during fiscal year 2001 due to our anticipated increase in spending for various fuel delivery and fuel storage projects.

   Interest Expense. Interest expense decreased $0.1 million or 6.9% from $1.5 million in fiscal year 2000 to $1.4 million in fiscal year 2001. Interest expense in fiscal year 2001 was offset by $1.3 million in interest income, which was attributable to the proceeds from our July 2000 equity offering that provided us with net proceeds equal to $53.5 million. We paid off the Bank of America working capital line of credit at the end of the first quarter, and we invested the remaining amount in short-term investments and money market accounts.

   Provision for Income Taxes. We have recorded an effective annual tax benefit rate of 41% for fiscal year 2001. The effective tax benefit rate represents the federal statutory income tax rate, state income taxes and foreign income taxes increased by research and development credits. For fiscal year 2001, we have incurred nearly $21.8 million of net operating loss, or NOL. We can carryback a portion of this NOL to the prior two taxable years resulting in $1.5 million in anticipated tax refunds. Research and development credits, freed up by the NOL carryback, may be carried forward to future taxable years. At the end of fiscal year 2001, federal and state research and development credit carryforwards were $6.6 million. Federal research and development credits totaling $4.7 million expire between 2009 and 2021. State research and development credits of $1.9 million have no expiration.

   At the end of fiscal year 2001, our net deferred tax assets were $12.8 million. We believe that, based on our history of prior operating earnings, our announced plans to spin off Quantum and our expectations for the future, our operating income will more likely than not be sufficient to recognize fully the net deferred tax assets and that the estimated effective annual tax rate in the future years will approximate the statutory rate.

Years Ended April 30, 1999 and 2000

   Net revenues and operating income for our reporting segments for the fiscal years ended April 30, 1999 and 2000 are as follows:

                                                         Operating Income
                                     Revenues                 (Loss)
                               ----------------------  ----------------------
                               Year Ended April 30,    Year Ended April 30,
                               ----------------------  ----------------------
                                  1999        2000        1999        2000
                               ----------  ----------  ----------  ----------
                                             (in thousands)

   Quantum.................... $   24,469  $   22,341  $      (27) $   (1,460)
   Gaseous Fuel Products......     52,632      76,831      14,284      19,451
   International Operations...     21,188      29,991       1,504       2,623
   Corporate expenses (1).....        --          --       (5,516)     (7,042)
   Corporate research and
    development (1)...........        --          --       (3,053)     (7,050)
   Intersegment elimination...    (11,463)    (16,347)       (289)       (425)
                               ----------  ----------  ----------  ----------
       Total.................. $   86,826  $  112,816  $    6,903  $    6,097
                               ==========  ==========  ==========  ==========

--------
(1) Represents corporate expenses and company-sponsored research and development not allocated to any of the reporting segments.

   Net revenue increased $26.0 million or 30% from $86.8 million in fiscal year 1999 to $112.8 million in fiscal year 2000. This increase was primarily due to strong aftermarket sales in all end user applications. The following table sets forth our product revenues by application across all business segments:

                                                           Year Ended April 30,
                                                           --------------------
                                                             1999       2000
                                                           --------------------
                                                              (in thousands)

   Motor vehicle products................................. $  32,748 $   48,626
   Forklifts and other material handling equipment........    31,822     37,947
   Small portable to large stationary engines.............    11,251     16,844
                                                           --------- ----------
       Total product sales................................ $  75,821 $  103,417
                                                           ========= ==========

   During fiscal years 1999 and 2000, our product revenue was generated in the following geographic regions:

                                                                       Year
                                                                       Ended
                                                                     April 30,
                                                                     ----------
                                                                     1999  2000
                                                                     ----  ----
   United States and Canada......................................... 60.2% 60.2%
   Pacific Rim......................................................  9.0   9.3
   Europe........................................................... 17.1  13.7
   Latin America.................................................... 13.7  16.8

   Quantum. Net revenues in this segment decreased $2.1 million or 8.6% from $24.4 million in fiscal 1999 to $22.3 million in fiscal year 2000.

   Product sales for this segment decreased $0.4 million or 3.0% from $13.5 million in fiscal year 1999 to $13.1 million in fiscal year 2000. This decrease was primarily due to a decline in unit sales to General Motors. Product sales consisted of General Motors mid-size automobiles and pick-up trucks equipped with bi-fuel compressed natural gas fuel system and General Motors medium duty trucks equipped with dedicated liquid propane gas kits provided under the Teaming Agreement with General Motors.

   Contract revenue for this segment decreased $1.7 million or 15.7% from $11.0 million in fiscal year 1999 to $9.3 million in fiscal year 2000. This decrease was primarily due to lower contract levels, which reflect efficiencies that result from our ability to transfer knowledge between prior model year and current model year contracts.

   Operating losses in this segment increased $1.4 million from $27,000 in fiscal year 1999 to $1.5 million in fiscal year 2000. This increase was a result of lower contract revenues, primarily from the General Motors program, and associated higher product application development costs for new products being commercialized. Product application development expense is primarily for system development and application engineering of our products under the General Motors Teaming Agreement, other funded contract work with state and federal agencies, and for company funded product and component application development work to develop business with other automotive OEMs. In fiscal year 2000, customer-funded product application development costs were $8.0 million as compared to $6.1 million in fiscal year 1999.

   Gross margins on General Motors product sales were higher in fiscal year 2000 as compared to fiscal year 1999, primarily due to lower material costs as a result of engineering design efficiencies and reduced overhead costs.

   Gaseous Fuel Products. Net revenues in this segment increased $24.2 million or 46.0% from $52.6 million in fiscal year 1999 to $76.8 million in fiscal year 2000. This increase was primarily a result of the December 1998 acquisition of the Engine Systems business which contributed $13.5 million, an increase in small engine sales of $3.4 million and a $5.9 million increase in product sales to Mexico. The price differential between gasoline and propane as well as our strengthening relations with Mexican governmental agencies have positively impacted the demand for the automotive aftermarket in Mexico.

   Operating income increased $5.2 million or 36.0% from $14.3 million in fiscal year 1999 to $19.5 million in fiscal year 2000. This increase was primarily attributable to higher revenues and gross profit on the Gaseous Fuel Products segment product sales due to increased sales volume. This increase was partially offset by $1.5 million of additional administrative expenses resulting from the Engine Systems business acquisition and $0.4 million of higher product development expenses related to developing next generation fuel/engine management systems for the material handling market.

   International Operations. Net revenues in this segment increased by $8.8 million or 41.5% from $21.2 million in fiscal year 1999 to $30.0 million in fiscal year 2000. This increase was primarily a result of increased revenues in Mexico from $2.7 million in fiscal year 1999 to $6.7 million in fiscal year 2000 and the March 1999 acquisition of IMPCO Japan, which resulted in increased revenues of $2.9 million in fiscal year 2000. In fiscal year 2000, revenues for our International Operations segment would have increased an additional $0.8 million, if not for the strengthening of the U.S. Dollar. A strong U.S. Dollar has a negative effect on the conversion of foreign currency denominated sales.

   Operating income for this segment increased $1.1 million or 74.4% from $1.5 million in fiscal year 1999 to $2.6 million in fiscal year 2000. This increase was primarily due to the addition of our Japan operations and higher profitability of our European operations.

   Corporate Expenses. Corporate expenses increased $1.5 million or 27.7% from $5.5 million in fiscal year 1999 to $7.0 million in fiscal year 2000. The increase in corporate expenses was primarily due to the incremental costs associated with the evaluation of the unsolicited tender offer issued to us by BERU AG, costs incurred in the creation of our Stockholder Protection Rights Agreement, legal expenses and amortization of goodwill related to acquisitions.

   Corporate Research and Development. Corporate research and development increased $4.0 million or 129.0% from $3.1 million in fiscal year 1999 to $7.1 million in fiscal year 2000. This increase is primarily due to increased efforts relating to the development and commercialization of fuel metering, storage and fuel systems for fuel cells.

   Interest Expense. Interest expense increased $0.3 million or 25.6% from $1.2 million in fiscal year 1999 to $1.5 million in fiscal year 2000. This increase was attributable to additional borrowings partially offset by lower interest rates on our credit facility with Bank of America.

   Provision for Income Taxes. The estimated effective annual tax rate of 24.2% for fiscal year 2000 is higher than the previous year due to the exhaustion of federal net operating loss carryforwards during the previous fiscal year. The effective tax rate represents the federal statutory income tax rate, state income taxes and foreign income taxes reduced by research and development tax credits. At the end of fiscal year 2000, net deferred tax assets were $4.2 million while the net deferred tax liabilities were $0.7 million.

Liquidity and Capital Resources

   We use cash generated from our operations, equity capital, bank financings and sales of our equity securities to fund capital expenditures and research and development, as well as to invest in and operate our existing operations and new businesses. In July 2000, we completed an equity offering in which we received $53.5 million. We currently anticipate that we will require additional sources of financing in order to capitalize on opportunities that we believe to exist in the emerging fuel cell market. These additional sources of financing may include bank borrowings or public or private offerings of equity or debt securities. We cannot assure you that such additional sources of financing will be available on acceptable terms, if at all.

   The ratio of current assets to current liabilities was 2.8:1 at the end of fiscal year 2001 and 3.1:1 at the end of fiscal year 2000. During fiscal year 2001, our total working capital increased by $1.9 million from $49.6 million at the end of fiscal year 2000 to $51.5 million at the end of fiscal year 2001. Net cash used in operating activities was $13.7 million in fiscal year 2001 as compared to $6.6 million for fiscal year 2000. The increase in cash used in operating activities during fiscal year 2001 resulted primarily from the net operating loss for this year of $13.1 million as compared to the net income of $3.1 million the previous year. Also contributing to the increase was the $8.5 million increase in the deferred tax asset. Partially offsetting these increases was a $3.7 million decline in accounts receivable.

   Net cash used in investing activities in fiscal year 2001 was $12.7 million, an increase of $8.7 million from fiscal year 2000. This increase is primarily a result of the purchase of equipment and leasehold improvements as we have continued the expansion of engineering facilities to support anticipated alternative fuel and fuel cell programs. Also, the purchase of available for-sale securities was offset by the sale of available for-sale securities.

   Net cash provided by financing activities for fiscal year 2001 was $39.7 million. This increase was mainly due to the proceeds from our follow-on equity offering in July 2000, in which we received net proceeds of

$53.5 million. This increase was partially offset by the $13.5 million pay down of our operating line of credit. We also increased our term debt by $7.5 million; however, this was partially offset by term loan principal payments of $2.9 million. Additionally, cash provided by financing activities was reduced $3.9 million by loans to officers for the purpose of exercising options to purchase shares of our common stock from other stockholders.

   In April 2001, we amended our loan facilities with Bank of America to expand the U.S. revolving line of credit to allow for direct borrowing for Quantum, to reduce the capital expenditure facility, and to consolidate our previous term loan and non-revolving capital expenditure line of credit into one fully amortizing term loan. This new loan facility also released $9.4 million, which was previously held as collateral for the Bank of America term loan and capital expenditure facility and had provided for a favorable financing rate. The renegotiated facility provides for a $15.0 million revolving line of credit ($5 million for Quantum), a $3.0 million revolving line of credit for IMPCO Mexicano, and a $1.8 million non-revolving line of credit for future capital expenditures with Bank of America, and outstanding amounts under the facility accrue interest at the lender's base rate plus up to 0.5%. At April 30, 2001, $3.9 million and $0.5 million were outstanding under the revolving line of credit and the revolving line of credit for IMPCO Mexicano, respectively. There was no outstanding balance on the capital expenditures line. The Bank of America facility contains covenants that require us to satisfy certain financial tests, including a minimum EBITDA and a total debt leverage ratio, beginning with the fiscal quarter ending October 31, 2001. Our revolving lines of credit expire on September 30, 2001. While our capital expenditure line expires on September 30, 2001, we have the option to convert it to a term loan payable in four years. In addition, our subsidiary in the Netherlands has a fl 5 million (US$2.0 million at April 30, 2001) credit facility with Fortis Bank (formerly Mees Pierson) in the Netherlands. At April 30, 2001, there was an outstanding balance under this credit facility of US$1.5 million. Our subsidiary in Japan has a (Yen)60 million (US$0.5 million at April 30, 2001) revolving term loan facility with the Hong Kong and Shanghai Banking Corporation Ltd., Osaka Branch. At April 30, 2001, a balance of US$0.2 million was outstanding.

Derivative Financial Instruments

   We have, from time to time, used derivative financial instruments for the purpose of reducing our exposure to adverse fluctuations in interest and foreign exchange rates. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged. We are not a party to leveraged derivatives and do not hold or issue financial instruments for speculative purposes.

   Foreign Currency Management. The results and financial condition of our international operations are affected by changes in exchange rates between certain foreign currencies and the U.S. Dollar. Our exposure to fluctuations in currency exchange rates has increased as a result of the growth of our international subsidiaries. The functional currency for all of our international subsidiaries is the local currency of the subsidiary. An increase in the value of the U.S. Dollar increases the costs incurred by our subsidiaries because most of our international subsidiaries' inventory purchases are U.S. Dollar denominated. We monitor this risk and, if deemed appropriate and under favorable terms, we attempt to minimize the exposure through forward currency contracts and the management of cash disbursements in local currencies. At April 30, 2001, we had no forward currency contracts. We seek to manage our foreign currency economic risk by minimizing our U.S. Dollar investment in foreign operations using foreign currency term-loans to finance the operations of our foreign subsidiaries.

   Interest Rate Management. We use interest rate swap agreements with Bank of America to manage our exposure to interest rate changes and to stabilize the cost of borrowed funds. When this type of agreement is executed, the swap is generally linked to a specific debt instrument. At April 30, 2001, we had no swap agreements in effect; however, on May 2, 2001 we entered into a swap agreement with Bank of America, for a notional amount of $8.9 million, in which we receive LIBOR and pay a fixed rate of 5.6%. This swap matures September 30, 2004 with notional payment dates and amortization identical to our $8.9 million term loan.

   Debt Obligations. The following table summarizes our debt obligations at April 30, 2001. The interest rates represent weighted average rates, with the period end rate used for the variable rate debt obligations. The fair value of the debt obligations approximated the recorded value as of April 30, 2001.

                                                                    Fair Value
                           2002  2003  2004  2005  Thereafter Total  4/30/01
                           ----  ----  ----  ----  ---------- ----- ----------
                                        (dollars in millions)
Debt denominated in US
 dollars:
Line of credit............ $3.9  $ --  $ --  $ --    $  --    $3.9     $3.9

Term loans, including
 current portion:
  Variable rate........... $2.5  $2.5  $2.5  $1.4    $  --    $8.9     $8.9
  Average interest rate...  6.5%  6.5%  6.5%  6.5%      --      --       --

Debt denominated in
 foreign currencies:
Dutch Guilders
  Variable rate........... $1.5  $ --  $ --  $ --    $  --    $1.5     $1.5
  Average interest rate...  6.4%   --    --    --       --      --       --

Mexican Peso
  Line of Credit.......... $0.5  $ --  $ --  $ --    $  --    $0.5     $0.5
  Average interest rate... 20.3%   --    --    --       --      --       --

Japanese Yen
  Line of Credit.......... $0.2  $ --  $ --  $ --    $  --    $0.2     $0.2
  Variable rate........... $0.3  $0.3  $0.2  $ --    $  --    $0.8     $0.8
  Average interest rate...  1.7%  1.7%  1.7%   --       --      --       --

Recent Accounting Pronouncements

   The Financial Accounting Standards Board has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities-An Amendment of FASB Statement 133," which require us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

   Upon initial application of SFAS Nos. 133 and 138 on May 1, 2001, we did not have any derivative instruments, as defined by these statements. However, we will adjust our interest rate swap agreement entered into on May 2, 2001 to fair value with an offsetting charge to comprehensive income, net of income taxes, in future reporting periods.

   The Financial Accounting Standards Board has issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," which addresses implementation practice issues in accounting for compensation costs under existing rules prescribed by Accounting Principles Board No. 25. The new rules are applied prospectively to all new awards, modifications to outstanding awards and changes in grantee status after July 1, 2000, with certain exceptions. We consider the impact of the new rules when adopting new stock option plans and when granting any options.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB 101. SAB 101 summarizes certain of the SEC Staff's views in applying generally accounting principles to revenue recognition in financial statements. Under our normal business terms with customers, title passes to the seller at the time of product shipment at which time we record the sale. Accordingly, the requirements of SAB 101 had no effect on our revenue recognition policies.

Risk Factors

   The preceding discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We face a number of risks and uncertainties which could cause actual results or events to differ materially from those contained in any forward-looking statement. Factors that could cause or contribute to such differences include, but are not limited to, the following:

We may never be able to introduce commercially viable fuel storage, fuel delivery or electronic control products for fuel cell systems and we must complete substantial additional research and development on our systems before we can provide commercially viable products.

   We do not know whether or when we will successfully introduce commercially viable fuel storage, fuel delivery or electronic control products for the fuel cell market. We have produced and are currently demonstrating a number of test and evaluation systems and are continuing our efforts to decrease the costs of our systems, improve their overall reliability and efficiency, and ensure their safety. However, we must complete substantial additional research and development on our systems before we can introduce commercially viable fuel delivery systems for fuel cells. Even if we are able to do so, our efforts will still depend upon the success of other companies in producing commercially viable fuel cells. In addition, we are not currently manufacturing fuel cell enabling products on a large scale and will need to expand our facilities to do so. The manufacture and use of our TriShield composite tank may not be successful, which could have an adverse impact on our growth in fuel cell enabling technologies.

A mass market for fuel storage, fuel delivery and electronic control systems for fuel cells may never develop or may take longer to develop than we anticipate.

   Fuel cell systems represent an emerging technology, and we do not know whether OEMs will incorporate these technologies into their products or pursue these technologies on a large scale. In particular, if a mass market fails to develop or develops more slowly than we anticipate for fuel cell powered transportation and power generation applications, we may be unable to recover the expenditures incurred to develop our fuel systems for fuel cells and may be unable to achieve profitability in that portion of our business, any of which could negatively impact our business. Many factors, which are beyond our control, may have a negative effect on the development of a mass market for fuel cells and our fuel cell products and systems. These factors include the following:

  .  the cost competitiveness and physical size of fuel cell systems;

  . the availability, future costs and safety of hydrogen, natural gas or other potential fuel cell fuels;

  .  consumer reluctance to adopt fuel cell or alternative fuel products;

  .  OEM reluctance to replace current technology;

  .  consumer perceptions of fuel cell systems;

  .  regulatory requirements; and

  . the emergence of newer, breakthrough technologies and products by our competitors in the fuel cell industry.

Our Quantum division's revenue depends to a great extent on our relationship with General Motors and General Motors' commitment to develop the alternative fuel market.

   Substantially all of the revenues for the fiscal year ended April 30, 2001 for our Quantum division and 20% of our total revenues for the same period related to sales of our products to and contracts with General Motors. Our Teaming Agreement with General Motors expires on July 30, 2002 but may be earlier terminated unilaterally by either us or General Motors upon 30 days' written notice upon certain events, including the following:

  . if the management committee governing the relationship has not met for 18 months; or

  . a material breach of the Teaming Agreement, which remains uncorrected for 20 days following notice.

   General Motors may terminate the Teaming Agreement in the event of a change in our management or ownership control. Our business and results of operations would be adversely affected in the event General Motors terminates its relationship with us or ceases to pursue the alternative fuel market. We hope to renew our Teaming Agreement with General Motors before it expires, but if that does not occur, we have no current plans to replace lost revenues from that arrangement.

   Our ability to sell our products to the automotive market depends to a significant extent upon General Motors' worldwide sales and distribution network and service capabilities. Any change in strategy by General Motors with respect to alternative fuels could harm our business by reducing or eliminating a substantial portion of our sales, whether as a result of market, economic or competitive pressures, including any decision by General Motors:

  . to alter its commitment to our fuel storage, fuel delivery and electronic control technology in favor of other competing technologies;

  . to develop fuel cells or alternative fuel systems targeted at different application markets than ours; or

  .  to focus on different energy product solutions.

   Additionally, our contract provides the grant of a non-exclusive right of first refusal to General Motors on jointly developed products. We have submitted products for testing and have responded to requests for proposals from a number of other potential customers. To date, none of these proposals has resulted in any long-term commitments.

We intend to make significant investments in the research and development of fuel cell enabling technologies, which may not result in any corresponding increase in net revenue, and may contribute to continuing operating losses.

   We anticipate that our research and development expenses will increase significantly as we continue our efforts in developing fuel cell enabling technologies. We expect to continue to incur operating losses as a result of these research and development expenditures for at least the next 12 months. We may not recover this investment.

Our proposed spin-off of our Quantum subsidiary is subject to various risks, including restrictions on our issuance of equity securities in order to maintain the tax-free status of the spin-off.

   Our proposed spin-off of Quantum is subject to a number of conditions, including the receipt of an opinion of our tax counsel or a private letter ruling from the Internal Revenue Service to the effect that the spin-off will be tax-free to our stockholders for federal income tax purposes. We cannot assure you that the spin-off will be tax-free to our stockholders or that the spin-off will occur as planned, if at all. If the spin-off is completed, the combined trading values of Quantum common stock and IMPCO common stock following the spin-off may be less than the trading value of IMPCO common stock prior to the spin-off.

   Even if the spin-off of Quantum is tax-free to our stockholders, the spin-off will be taxable to IMPCO if Section 355(e) of the Internal Revenue Code applies to the spin-off. Section 355(e) of the Internal Revenue Code will apply if 50% or more of IMPCO stock or Quantum stock, by vote or value, is acquired by one or more individuals or entities, other than our historic stockholders that receive Quantum common stock in the spin-off, acting pursuant to a plan or series of related transactions that includes the spin-off. This limitation may restrict IMPCO's and Quantum's ability to issue equity securities for any purpose and may make Quantum and IMPCO less attractive acquisition or merger candidates for at least two years following the spin-off.

   Planning and implementing the spin-off of Quantum has required and will continue to require the dedication of management resources, and we expect to incur certain incremental expenses in future periods related to the spin-off. These efforts may disrupt our ongoing business activities. These factors could have an adverse affect on our results of operations or financial condition. In addition, a significant portion of our operational and administrative infrastructure represents costs that are fixed. Accordingly, these costs may represent a greater percentage of sales after the separation and thus could adversely affect our results of operations.

We may be unable to raise additional capital to complete our product development and commercialization plans.

   We anticipate that we will need to raise funds to complete the development and commercialization of our fuel cell enabling technologies. These funds may not be available on acceptable terms, if at all. Our product development and commercialization schedule could be delayed if we are unable to fund our research and development activities or the development of our manufacturing infrastructure for new products. We do not know whether we will be able to secure additional funding on terms acceptable to us. If we are unable to do so, we may not be able to pursue our commercialization plans through the mass-market stage.

Our business depends on the growth of the alternative fuel market.

   Our future success depends on the continued expansion of the alternative fuel industry, which has not yet gained broad acceptance. In the United States and certain of our other target markets, alternative fuel such as natural gas currently cannot be readily obtained by consumers for motor vehicle use and only a small percentage of motor vehicles manufactured in 2000 was equipped to use alternative fuels. We cannot assure you that the market for gaseous alternative fuel engines will gain broad acceptance or, if it does, that it will result in increased sales of our advanced fuel system products. In addition, we have designed many of our products for alternative fuel vehicles powered by both fuel cells and internal combustion engines, but not currently for alternative power sources, such as electricity or alternate forms of existing fuels. If the major growth in the alternative fuel market relates solely to existing fuels, our revenues may not increase and may decline.

Users of gaseous alternative fueled or fuel cell powered vehicles may not be able to obtain fuel conveniently and affordably, which may adversely affect the demand for our products.

   Vehicles and equipment powered by gaseous alternative fuels run primarily on natural gas or propane. Fuel cells run on hydrogen or distilled fuels containing hydrogen. Gasoline requires the development of additional technologies for its use with fuel cells. The construction of a distribution system to deliver natural gas, propane or hydrogen, or a suitable fuel containing hydrogen, will require significant investment by third parties. An adequate fuel distribution infrastructure may not be adopted. We are relying on third parties, most of which are committed to the existing gasoline infrastructure, to build this infrastructure. If these parties build a fuel distribution infrastructure, the fuel delivered through it, both due to the cost of the delivery system and the cost of the fuel itself, may have a higher price than users are willing to pay. If users cannot obtain fuel conveniently or affordably, a mass market for vehicles and equipment powered by gaseous alternative fuels or fuel cells is unlikely to develop.

   Our ability to attract customers and sell products successfully in the alternative fuel industry also depends on a price differential between liquid fuels, such as petroleum and gasoline, and gaseous fuels, such as propane and natural gas. This price differential may not continue. Should this differential narrow or disappear, it could adversely affect the demand of our products.

We currently face and will continue to face significant competition, which could result in a decrease in our revenue.

   We currently compete with companies that manufacture products to convert internal combustion engines operating on liquid fuels to gaseous fuels and companies that are developing fuel cells that may not require fuel storage, fuel delivery or electronic control products of the type we design and produce.

   Increases in the market for alternative fueled vehicles may cause OEMs to find it advantageous to develop and produce their own fuel conversion or fuel management equipment rather than purchasing the equipment from suppliers such as us. In addition, greater acceptance of alternative fuel engines or fuel cells may result in new competitors. Should any of these events occur, the total potential demand for our products could be adversely affected and cause us to lose existing business.

We face risks associated with marketing, distributing and servicing our products internationally.

   We currently operate in Australia, Europe, India, Japan and Mexico and market our products and technologies in other international markets, including both industrialized and developing countries. Our international operations are subject to various risks common to international activities, such as the following:

  .  exposure to currency fluctuations;

  . managing potential difficulties in enforcing contractual obligations and intellectual property rights;

  . the burden of complying with a wide variety of laws and regulations, including product certification, environmental and import and export laws;

  .  political instability; and

  .  difficulties collecting international accounts receivable.

   Any significant increase in the value of the dollar against currencies in foreign markets in which we do business may impact negatively our competitiveness in international markets.

   We also intend to manufacture, market, distribute and service internationally our fuel delivery systems for fuel cell powered equipment and vehicles. We have limited experience developing, and no experience in manufacturing, these fuel cell products to comply with the commercial and legal requirements inherent in international markets. Our success in these fuel cell markets will depend, in part, on our ability to secure relationships with foreign OEMs and our ability to manufacture products that meet foreign regulatory and commercial requirements.

Our business may be subject to product liability claims, which could be expensive and could result in a diversion of management's attention.

   The automotive industry experiences significant product liability claims. As a supplier, we face an inherent business risk of exposure to product liability claims in the event that our products or the equipment into which our products are incorporated malfunction, resulting in personal injury or death. We may be named in product liability claims even if there is no evidence that our systems or components caused the accident. Product liability claims could result in significant losses as a result of expenses incurred in defending claims or the award of damages. The sale of systems and components for the transportation industry entails a high risk of these claims. In addition, we may be required to participate in a recall involving these systems if any of our systems prove to be defective, or we may voluntarily initiate a recall or make payments related to such claims as a result of various industry or business practices or the need to maintain good customer relationships. We cannot assure you that our product liability insurance will be sufficient to cover all product liability claims, that such claims will not exceed our insurance coverage limits or that such insurance will continue to be available on commercially reasonable terms, if at all. Any product liability claim brought against us could have a material adverse effect on our reputation and business.

Our business may become subject to future product certification regulations which may impair our ability to market our products.

   We must obtain product certification from governmental agencies, such as the Environmental Protection Agency and the California Air Resources Board, to sell certain of our products in the United States. A significant portion of our future sales will depend upon sales of fuel management products that are certified to meet existing and future air quality and energy standards. We cannot assure you that our products will continue to meet these standards. The failure to comply with these certification requirements could result in the recall of our products, civil penalties or criminal penalties.

   We anticipate that regulatory bodies will establish certification procedures and impose regulations on fuel cell enabling technologies, which may impair our ability to distribute, install and service these systems. Any new government regulation that affects our advanced fuel technologies, whether at the foreign, federal, state or local level, including any regulations relating to installation and servicing of these systems, may increase our costs and the price of our systems. As a result, these regulations may have a negative impact on our revenues and profitability and thereby harm our business, prospects, results of operations or financial condition.

New technologies could render our existing products obsolete.

   New developments in technology may negatively affect the development or sale of some or all of our products or make our products obsolete. Our success depends upon our ability to design, develop and market new or modified fuel storage, fuel delivery and electronic control products for fuel cells and internal combustion engines. Our inability to enhance existing products in a timely manner or to develop and introduce new products that incorporate new technologies, conform to increasingly stringent emission standards and performance requirements, and achieve market acceptance in a timely manner could negatively impact our competitive position. New product development or modification is costly; involves significant research, development, time and expense; and may not necessarily result in the successful commercialization of any new products.

We depend on our intellectual property, and our failure to protect that intellectual property could adversely affect our future growth and success.

   We rely on patent, trademark and copyright law, trade secret protection, and confidentiality and other agreements with our employees, customers, partners and others to protect our intellectual property for our fuel cell enabling and alternative fuel technologies. However, some of our intellectual property is not covered by any patent or patent application and, despite our precautions, it may be possible for third parties to obtain and use our intellectual property without authorization.

   We currently have 22 domestic and foreign patents outstanding, which will expire between November 2001 and October 2018. We also have patent applications outstanding for our fuel cell enabling technology. We do not know whether any patents will be issued or whether issued patents will be sufficiently broad to protect our technology or processes. Patent applications and issued patents may be challenged or invalidated. We could incur substantial costs in prosecuting or defending patent infringement suits.

   Furthermore, the laws of some foreign countries may not protect intellectual property rights to the same extent as do the laws of the United States. It may be difficult for us to enforce certain of our intellectual property rights against third parties that may have acquired intellectual property rights by filing unauthorized applications in foreign countries to register the marks that we use because of their familiarity with our worldwide operations.

   We cannot assure you that we will be successful in protecting our proprietary rights. Any infringement on any of our intellectual rights, especially in our developing fuel cell enabling technologies, could have an adverse effect on our ability to develop and sell successfully commercially competitive systems and components.

We depend on third-party suppliers for the supply of key materials and components for our products.

   We have established relationships with third-party suppliers, which provide materials and components for our products, particularly the high-strength fiber used in our lightweight fuel storage tanks. A supplier's failure to supply materials or components in a timely manner or to supply materials and components that meet our quality, quantity or cost requirements, combined with our inability to obtain substitute sources for these materials and components in a timely manner or on terms acceptable to us, would harm our ability to manufacture our products or would significantly increase our production costs. In particular, a delay in the delivery of high-strength fiber from our current suppliers would result in a delay of the production of our products, which could negatively impact our results of operations and business.

We may have difficulty managing the expansion of our product line to fuel cell enabling technologies.

   We anticipate a rapid expansion with respect to the development of our fuel cell enabling technologies. This expansion will require us to hire additional employees, increase the size of our current facilities and expand the scope of our operations, all of which likely will place a significant strain on our management team and other resources. Difficulties in effectively managing the budgeting, forecasting and other processing control issues presented by this rapid expansion could harm our business, prospects, results of operations and financial condition.

Potential fluctuations in our financial results could cause our stock price to decline.

   Our revenue and operating results are subject to annual and quarterly fluctuations as a result of a variety of factors, including the following:

  .  budget cycles and funding arrangements of governmental agencies;

  .  purchasing cycles of fleet operators and other customers;

  . the uncertainty of timing of deliveries of vehicles and other equipment on which our products are installed;

  . the timing of implementation of government regulations promoting the use of our products; and

  .  general economic factors.

   It is possible that our operating results in one or more future quarters may fall below the expectations of securities analysts and investors. If this occurs, the trading price of our common stock might be materially and adversely affected.

We could lose or fail to attract the personnel necessary to run our business.

   Our success depends in large part on our ability to attract and retain key management, engineering, scientific, manufacturing and operating personnel. As we develop our fuel cell business, we will require additional technically skilled personnel. Recruiting personnel for the industries in which we engage is highly competitive, and the failure to attract or retain qualified personnel could have a material adverse effect on our business.

Our failure to meet OEM specifications may hurt our business.

   We offer integrated alternative fuel systems, which include tanks, brackets, electronics, software and other components required to allow these products to operate in fuel cells or other alternative fuel applications. Customers for these systems require that these products meet strict OEM standards. Our compliance with these requirements has resulted in increased development, manufacturing, warranty and administrative costs. A significant increase in these costs could adversely affect our profitability. Our inability to meet OEM specifications on a timely basis may hurt our relationships with OEMs.

We may be subject to increased warranty claims.

   In response to consumer demand, vehicle manufacturers have been providing, and may continue to provide, increasingly longer warranty periods for their products. As a consequence, these manufacturers require their suppliers, such as us, to provide correspondingly longer product warranties. As a result, we could incur substantially greater warranty claims in the future.

We may experience unionized labor disputes at OEM facilities.

   As we become more dependent on vehicle conversion programs with OEMs, we will become increasingly dependent on OEM production and the associated labor forces at OEM sites. Labor unions represent most of the labor forces at OEM facilities. Labor disputes could occur at OEM facilities, which could adversely impact our direct OEM product sales. For example, in 1998, as a result of a strike at one of our OEM's facilities, we experienced a decline in sales of our products used in General Motors pick-up trucks.

Changes in environmental policies could hurt the market for our products.

   The market for alternative fueled and fuel cell vehicles and equipment, and the demand for our products are driven, to a significant degree, by local, state and federal regulations in the United States that relate to air quality and require the purchase of motor vehicles and equipment operating on alternative fuels. Similarly, foreign governmental regulations also affect our international business. These laws and regulations may change, which could result in transportation or equipment manufacturers abandoning their interest in alternative fueled and fuel cell powered vehicles. In addition, a failure by authorities to enforce current domestic and foreign laws or to adopt additional environmental laws could limit the demand for our products.

   Although many governments have identified as a significant priority the development of alternative energy sources, and fuel cells in particular, we cannot assure you that governments will not change their priorities or that any change they make would not materially affect our revenue or the development of our products.

We may be subject to litigation if our stock price is volatile.

   Our common stock has experienced in the past, and may experience in the future, price and volume fluctuations. Many factors may cause the market price for our common stock to decline, perhaps substantially, including the following:

  . failure to meet our product development and commercialization milestones;

  .  demand for our common stock;

  . failure of our revenue and operating results to meet the expectations of securities analysts or investors in any quarter;

  . downward revisions in securities analysts' estimates or changes in general market conditions;

  .  technological innovations by competitors or in competing technologies;

  .  investor perception of our industry or our prospects; or

  .  general technology or economic or regulatory trends.

   In the past, companies that have experienced declines in the market price of their stock have been the subject of securities class action litigation. We may become involved in a securities class action litigation in the future. Litigation of this type often results in substantial costs and a diversion of management's attention and resources, which could harm our business, prospects, results of operations or financial condition.

Provisions of Delaware law and of our charter and bylaws may make a takeover more difficult.

   Provisions in our certificate of incorporation and bylaws and in the Delaware corporate law may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt that our management and Board of Directors oppose. Public stockholders that might desire to participate in one of these transactions may not have an opportunity to do so. We also have a staggered Board of Directors, which makes it difficult for stockholders to change the composition of the Board of Directors in any one year. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change in control or to change our management and Board of Directors.

   We have a Stockholder Protection Rights Agreement that provides for a dividend of one right for each outstanding share of our common stock. Upon the occurrence of some events, including a person or entity's acquisition of 15% or more of our common stock, each right will entitle the holder to purchase, at an exercise price of $45 per share, common stock with a value equal to twice the exercise price, which could cause substantial dilution. The rights agreement may have the effect of deterring, delaying or preventing a change in control that might otherwise be in the best interests of our stockholders.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   Information relating to Quantitative and Qualitative Disclosures About Market Risk appear under the heading "Derivative Financial Instruments" which is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation.

Item 8. Financial Statements and Supplementary Data.

   See pages F-1 through F-27 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                    PART III

   The SEC allows us to "incorporate by reference" the information we file with them, which means that we can disclose important information to you by referring you to those documents. The information incorporated by reference is considered to be part of this Annual Report. We incorporate by reference in Items 10 to 13 below certain sections of our definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after April 30, 2001.

Item 10. Directors and Executive Officers

   Information required by this Item 10 is incorporated by reference in this Annual Report from our definitive proxy statement to be filed pursuant to Regulation 14A with the SEC within 120 days after April 30, 2001.

Item 11. Executive Compensation.

   Information required by this Item 11 is incorporated by reference in this Annual Report from our definitive proxy statement to be filed pursuant to Regulation 14A with the SEC within 120 days after April 30, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   Information required by this Item 12 is incorporated by reference in this Annual Report from our definitive proxy statement to be filed pursuant to Regulation 14A with the SEC within 120 days after April 30, 2001.

Item 13. Certain Relationships and Related Transactions.

   Information required by this Item 13 is incorporated by reference in this Annual Report from our definitive proxy statement to be filed pursuant to Regulation 14A with the SEC within 120 days after April 30, 2001.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Documents filed as part of this report:

   (1) Consolidated Financial Statements:

    Report of independent auditors.
    Consolidated balance sheets as of April 30, 2000 and 2001.
    Consolidated statements of operations for the years ended April 30,
     1999, 2000, and 2001.
    Consolidated statements of stockholders' equity for the years ended
     April 30, 1999, 2000 and 2001.
    Consolidated statements of cash flows for the years ended April 30,
     1999, 2000 and 2001.
    Notes to consolidated financial statements.

   (2) Supplemental Financial Statement Schedules:

     Schedule II--Valuation and Qualifying Accounts

       All other schedules are omitted because the information is not applicable or is not material, or because the information is included in the consolidated financial statements or the notes thereto.

   (3) Exhibits:

 Exhibit No. Description                                              Note No.
 ----------- -----------                                              --------
  2.1        Deed of Sale of Business by and among IMPCO               (7)
              Technologies Pty. Limited, as buyer, and Ateco
              Automotive Pty Limited, as seller, dated as of July
              1, 1996.

  2.2        Deed of Release by and among IMPCO Technologies, Inc.     (7)
              and Ateco Automotive Pty Limited dated as of July 1,
              1996.

  2.3        Shareholders Agreement for Gas Parts (NSW) Pty Limited    (7)
              by and among IMPCO Technologies Pty. Limited, Gas
              Parts Pty Limited and Gas Parts (NSW) Pty. Limited,
              dated as of July 4, 1996.

  3.1        Certificate of Incorporation, as currently in effect.     (1)

  3.2        Bylaws adopted July 22, 1998.                             (13)

  4.1        Stockholders' Protection Rights Agreement dated as of     (12)
              June 30, 1999 between IMPCO Technologies, Inc. and
              ChaseMellon Stockholder Services, L.L.C., as Rights
              Agent.

 10.1        Lease between L-W Income Properties and IMPCO             (2)
              Technologies, Inc. dated May 10, 1989.

 10.2+       1989 Incentive Stock Option Plan.                         (3)

 10.3+       1991 Executive Stock Option Plan dated November 5,        (4)
              1991, among AirSensors, Inc., as the Company, and
              Bertram R. Martin, James J. Mantras and Dale L.
              Rasmussen, as Optionees.

 10.4        First Amendment to Lease dated April 19, 1993, between    (5)
              L-W Income Properties and IMPCO Technologies, Inc.

 10.5+       1993 Stock Option Plan for Non-employee Directors.        (6)

 10.6+       Amendment to 1989 Incentive Stock Option Plan.            (6)

 Exhibit No. Description                                               Note No.
 ----------- -----------                                               --------
 10.7+       1996 Incentive Stock Option Plan                           (8)

 10.8+       1997 Incentive Stock Option Plan                           (9)

 10.9        Lease between Klein Investments, Family Limited            (10)
              Partnership, as lessor, and IMPCO Technologies, Inc.,
              as lessee, dated August 18, 1997.

 10.10       Amendment dated March 18, 1998 to Loan agreement dated     (10)
              October 7, 1998 between Bank of America National Trust
              and Savings, as lender, and IMPCO Technologies, Inc.,
              as the borrower.

 10.11       Amendment dated April 29, 1998 to Loan agreement dated     (10)
              October 7, 1998 between Bank of America National Trust
              and Savings, as lender, and IMPCO Technologies, Inc.,
              as the borrower.

 10.12       Loan Agreement for IMPCO Technologies, B.V. as             (10)
              borrower, and Bank of America National Trust and
              Savings Association, acting through its Amsterdam
              branch, as lender, dated as of April 27, 1998.

 10.13       Loan Agreement dated September 11, 1998 between Bank of    (11)
              America National Trust and Savings Association, as
              lender, and IMPCO Technologies, Inc., as the borrower.

 10.14       Amendment to lease between Klein Investments, Family       (13)
              Limited Partnership, as lessor, and IMPCO
              Technologies, Inc., as lessee, dated March 9, 1999.

 10.15       Loan Agreement between IMPCO Tech Japan KK, as             (13)
              borrower, and, Hongkong and Shanghai Banking
              Corporation Ltd., Osaka Branch., as lender, dated as
              of March 29, 1999.

 10.16+      Employment Agreement dated April 1, 1999, between IMPCO    (13)
              Technologies, Inc., as the Company, and Robert M.
              Stemmler, as the Employee.

 10.17       Amended Loan Agreement between IMPCO Technologies,         (14)
              Inc., as borrower and Bank of America N.A. as lender,
              dated September 13, 1999.

 10.18       Intentionally Omitted

 10.19       Amendment No. 3 to Business Loan Agreement by and          (15)
              between Bank of America, N.A. and IMPCO Technologies,
              Inc. dated as of June 13, 2000.

 10.20       Lease dated as of March 31, 2000, by and between Braden    (16)
              Court Associates and IMPCO Technologies, Inc.

 10.21       Amendment No. 4 to Business Loan Agreement by and          (18)
              between Bank of America, N.A. and IMPCO Technologies,
              Inc. dated as of September 12, 2000.

 10.22       Amendment No. 5 to Business Loan Agreement between Bank    (18)
              of America, N.A. and IMPCO Technologies, Inc. dated as
              of December 13, 2000.

 10.23       Amendment No. 6 to Business Loan Agreement between Bank    (19)
              of America, N.A. and IMPCO Technologies, Inc. dated as
              of March 12, 2001.

 10.24       Promissory Note Issued by Robert Stemmler to Registrant    (17)
              dated March 15, 2001.

 10.25       Promissory Note Issued by Dale Rasmussen to Registrant     (17)
              dated March 15, 2001.

 10.26       Promissory Note Issued by Syed Hussain to Registrant       (17)
              dated March 15, 2001.

 10.27       Security Agreement and Agreement Not to Exercise           (17)
              Options entered into between Robert Stemmler and
              Registrant dated March 15, 2001.

 10.28       Security Agreement and Agreement Not to Exercise           (17)
              Options entered into between Dale Rasmussen and
              Registrant dated March 15, 2001.

 10.29       Security Agreement and Agreement Not to Exercise           (17)
              Options entered into between Syed Hussain and
              Registrant dated March 15, 2001.

 Exhibit No. Description                                              Note No.
 ----------- -----------                                              --------
 10.30       Deed of Trust Executed by Dale Rasmussen regarding        (17)
              personal residence.

 10.31+      Corporate Alliance Agreement dated June 12, 2001          (21)
              between Quantum Technologies Worldwide, Inc. and
              General Motors Corporation.

 10.32       Master Technical Agreement dated June 12, 2001 between    (21)
              Quantum Technologies Worldwide, Inc. and General
              Motors Corporation.

 10.33       Stock Transfer Agreement dated June 12, 2001 between      (21)
              Quantum Technologies Worldwide, Inc. and General
              Motors Corporation.

 10.34       Registration Rights Agreement dated June 12, 2001         (21)
              between Quantum Technologies Worldwide, Inc. and
              General Motors Corporation.

 10.35       Amended and Restated Business Loan Agreement dated as     (1)
              of April 30, 2001 among IMPCO Technologies, Inc.,
              Quantum Technologies, Inc. and Bank of America, N.A.

 10.36+      2000 Incentive Stock Option Plan                          (20)

 10.37       IMPCO and GM Teaming Agreement dated July 30, 1997 by     (22)
              the Company and General Motors Corporation.

 21.1        Subsidiaries of the Company.                              (1)

 23.1        Consent of Ernst & Young LLP.                             (1)

--------
 (1) Filed herewith.

 (2) Incorporated by reference from Form 10-K for fiscal year 1989.

 (3) Incorporated by reference from Form 10-K for fiscal year 1990.

 (4) Incorporated by reference from Form 10-K for fiscal year 1992.

 (5) Incorporated by reference from Form 10-K for fiscal year 1993.

 (6) Incorporated by reference from Form 10-K for fiscal year 1994.

 (7) Incorporated by reference from 8-K/A dated July 1, 1996.

 (8) Incorporated by reference from Form 10-K for fiscal year 1997.

 (9) Incorporated by reference from Proxy Statement for fiscal year 1997.

(10) Incorporated by reference from Form 10-K for fiscal year 1998.

(11) Incorporated by reference from Form 10-Q for period ended October 31, 1998.

(12) Incorporated by reference from Form 8-K dated June 30, 1999.

(13) Incorporated by reference from Form 10-K for fiscal year 1999.

(14) Incorporated by reference from Form 10-Q for the period ended December 7, 1999.

(15) Incorporated by reference from Form S-3/A (File No. 333-34366), filed with the Commission on June 14, 2000.

(16) Incorporated by reference from Form 10-K for fiscal year 2000.

(17) Incorporated by reference from Form 8-K dated March 26, 2001.

(18) Incorporated by reference from Form 10-Q for the period ended October 31, 2000.

(19) Incorporated by reference from Form 10-Q for the period ended January 31, 2001.

(20) Incorporated by reference from Proxy Statement for fiscal year 2000.

(21) Incorporated by reference from Form S-3/A (File No. 333-63726), filed with the Commission on July 9, 2001.

(22) Incorporated by reference from Form S-3 (File No. 333-34366), filed with the Commission on April 7, 2000.

+    Management contract or compensatory plan or arrangement.

+ Certain information in this exhibit has been omitted and filed separately with The Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

(b) Reports on Form 8-K:

   The Company filed a report on Form 8-K on March 26, 2001 during the fourth quarter ended April 30, 2001. Information regarding the items reported on is as follows:

                                Item Reported on
                                ----------------

 .  Promissory Note Issued by Robert Stemmler to Registrant dated March 15,
   2001.

 .  Promissory Note Issued by Dale Rasmussen to Registrant dated March 15, 2001.

 .  Promissory Note Issued by Syed Hussain to Registrant dated March 15, 2001.

 . Security Agreement and Agreement Not to Exercise Options entered into between Robert Stemmler and Registrant dated March 15, 2001.

 . Security Agreement and Agreement Not to Exercise Options entered into between Dale Rasmussen and Registrant dated March 15, 2001.

 . Security Agreement and Agreement Not to Exercise Options entered into between Syed Hussain and Registrant dated March 15, 2001.

 .  Deed of Trust Executed by Dale Rasmussen regarding personal residence.

                            IMPCO TECHNOLOGIES, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors............................................   F-2

Consolidated Balance Sheets...............................................   F-3

Consolidated Statements of Operations.....................................   F-4

Consolidated Statements of Stockholders' Equity...........................   F-5

Consolidated Statements of Cash Flows.....................................   F-6

Notes to Consolidated Financial Statements................................   F-7

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Pro Forma Condensed Consolidated Financial Statements...........  F-24

Unaudited Pro Forma Condensed Consolidated Balance Sheet..................  F-25

Unaudited Pro Forma Condensed Consolidated Statement of Income............  F-26

Notes to Unaudited Pro Forma Condensed Consolidated Financial Statements..  F-27

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
IMPCO Technologies, Inc.

   We have audited the accompanying consolidated balance sheets of IMPCO Technologies, Inc. and subsidiaries as of April 30, 2000 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended April 30, 2001. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IMPCO Technologies, Inc. and subsidiaries at April 30, 2000 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

                                             /s/ Ernst & Young LLP

Long Beach, California
May 31, 2001, except for Note 13
as to which the date is June 14, 2001

                            IMPCO TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                     April 30,     April 30,
                                                        2000          2001
                                                    ------------  ------------
                      ASSETS

Current assets:
 Cash and cash equivalents......................... $  3,012,236  $ 16,591,415
 Accounts receivable...............................   29,638,094    25,486,324
  Less allowance for doubtful accounts.............      565,597     1,021,353
                                                    ------------  ------------
   Net accounts receivable.........................   29,072,497    24,464,971

 Inventories:
   Raw materials and parts.........................   18,506,961    20,675,003
   Work-in-process.................................      836,308       740,972
   Finished goods..................................   13,628,649     9,935,020
                                                    ------------  ------------
    Total inventories..............................   32,971,918    31,350,995
 Deferred tax assets...............................    4,237,571     2,168,679
 Other current assets..............................    4,090,750     5,060,028
                                                    ------------  ------------
    Total current assets...........................   73,384,972    79,636,088

Equipment and leasehold improvements:
 Dies, molds and patterns..........................    6,537,110     7,140,156
 Machinery and equipment...........................    8,340,978    12,388,246
 Office furnishings and equipment..................    7,191,795    14,207,561
 Automobiles and trucks............................      542,157       528,917
 Leasehold improvements............................    3,461,098     4,478,685
                                                    ------------  ------------
                                                      26,073,138    38,743,565
 Less accumulated depreciation and amortization....   15,507,208    18,690,053
                                                    ------------  ------------
   Net equipment and leasehold improvements........   10,565,930    20,053,512

Intangibles arising from acquisitions..............   15,758,461    15,413,476
 Less accumulated amortization.....................    5,271,918     5,878,482
                                                    ------------  ------------
 Net intangibles arising from acquisitions.........   10,486,543     9,534,994

Deferred tax assets................................          --     10,601,227
Other assets.......................................      578,568       936,843
                                                    ------------  ------------
                                                    $ 95,016,013  $120,762,664
                                                    ============  ============

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable.................................. $ 13,652,011  $ 11,713,680
 Accrued payroll obligations.......................    3,942,028     3,881,500
 Other accrued expenses............................    2,341,567     2,735,528
 Current lines of credit...........................      822,020     6,078,205
 Current maturities of long-term debt and capital
  leases...........................................    2,998,677     3,680,158
                                                    ------------  ------------
    Total current liabilities......................   23,756,303    28,089,071

Lines of credit....................................   18,808,699           --
Term loans.........................................    3,014,257     6,870,693
Capital leases.....................................    1,521,199     1,127,583
Deferred tax liabilities...........................      745,154           --

Minority interest..................................    1,791,058     2,044,122

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $.001 par value, authorized
  500,000 shares; none issued and outstanding at
  April 30, 2001 and 2000 .........................          --            --

 Common stock, $.001 par value, authorized
  100,000,000 shares; 10,294,377 issued and
  outstanding at April 30, 2001, 8,571,805 issued
  and outstanding at April 30, 2000 ...............        8,572        10,294
 Additional paid-in capital relating to common
  stock............................................   47,539,037   102,831,566
 Shares held in trust..............................     (110,320)     (142,710)
 Notes receivable from officers....................          --     (3,913,854)
 Retained earnings (accumulated deficit)...........      667,683   (12,434,966)
 Accumulated other comprehensive income............   (2,725,629)   (3,719,135)
                                                    ------------  ------------
    Total stockholders' equity.....................   45,379,343    82,631,195
                                                    ------------  ------------
                                                    $ 95,016,013  $120,762,664
                                                    ============  ============

          See accompanying notes to consolidated financial statements.

                            IMPCO TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Fiscal Year Ended April 30
                                        ---------------------------------------
                                           1999          2000          2001
                                        -----------  ------------  ------------
Revenue:
  Product sales.......................  $75,820,926  $103,417,448  $ 95,986,664
  Contract revenue....................   11,005,528     9,398,305     7,910,540
                                        -----------  ------------  ------------
    Net revenue.......................   86,826,454   112,815,753   103,897,204

Costs and expenses:
  Cost of product sales...............   52,178,542    69,798,833    68,951,003
  Research and development expense....   11,611,758    15,576,475    32,556,371
  Selling, general and administrative
   expense............................   16,133,080    21,343,333    24,060,425
                                        -----------  ------------  ------------
    Total costs and expenses..........   79,923,380   106,718,641   125,567,799
Operating income (loss)...............    6,903,074     6,097,112   (21,670,595)
Interest expense......................    1,212,916     1,523,648     1,417,281
Interest income.......................      (43,086)      (81,504)   (1,308,921)
Gain on sale of 49% interest in
 subsidiary...........................    2,169,405           --            --
                                        -----------  ------------  ------------
Income (loss) before income taxes,
 minority interest in income of
 consolidated subsidiaries and
 dividends............................    7,902,649     4,654,968   (21,778,955)
Income tax expense (benefit)..........    1,501,503     1,126,239    (8,929,370)
Minority interest in income of
 consolidated subsidiaries............       70,532       463,233       253,064
                                        -----------  ------------  ------------
Net income (loss) before dividends on
 preferred stock......................    6,330,614     3,065,496   (13,102,649)
Dividends on preferred stock..........      530,542           --            --
                                        -----------  ------------  ------------
Net income (loss) applicable to common
 stock................................  $ 5,800,072  $  3,065,496  $(13,102,649)
                                        ===========  ============  ============
Net income (loss) per share:
  Basic...............................  $      0.80  $       0.36  $      (1.32)
                                        ===========  ============  ============
  Diluted.............................  $      0.71  $       0.33  $      (1.32)
                                        ===========  ============  ============

Number of shares used in per share
 calculation:
  Basic...............................    7,293,160     8,489,229     9,934,700
                                        ===========  ============  ============
  Diluted.............................    8,975,629     9,232,299     9,934,700
                                        ===========  ============  ============



          See accompanying notes to consolidated financial statements.

                            IMPCO TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                              Fiscal Year Ended April 30
                                         --------------------------------------
                                            1999         2000          2001
                                         -----------  -----------  ------------
1993 Series 1 Preferred Stock:
  Beginning balance....................  $ 5,650,000          --            --
  Preferred stock conversion...........   (5,650,000)         --            --
                                         -----------  -----------  ------------
    Ending balance.....................          --           --            --

Common Stock:
  Beginning balance....................        7,092        8,408         8,572
  Issuance of common stock (192,116,
   163,326 and 97,572 shares,
   respectively) resulting from the
   exercise of stock options...........          192          164            97
  Issuance of common stock (1,124,764
   shares) resulting from preferred
   stock conversion....................        1,124          --            --
  Issuance of common stock (0, 0 and
   1,625,000 shares, respectively)
   resulting from equity offering......          --           --          1,625
                                         -----------  -----------  ------------
    Ending balance.....................        8,408        8,572        10,294

Additional paid-in capital relating to
 common stock:
  Beginning balance....................   38,386,357   45,375,995    47,539,037
  Issuance of common stock resulting
   from the exercise of stock options..    1,433,763    1,173,088       880,933
  Issuance of common stock resulting
   from preferred stock conversion.....    5,648,875          --            --
  Issuance of common stock resulting
   from equity offering................          --           --     52,344,370
  Reduction in current tax liability
   related to stock options............          --       989,954     2,067,226
  Other................................      (93,000)         --            --
                                         -----------  -----------  ------------
    Ending balance.....................   45,375,995   47,539,037   102,831,566
Shares held in trust for deferred
 compensation plan, at cost
 (2,395, 2,878, and 4,137 shares,
 respectively).........................      (68,946)    (110,320)     (142,710)
Notes receivable from officers.........          --           --     (3,913,854)
Retained earnings (accumulated deficit)
  Beginning balance....................   (8,197,885)  (2,397,813)      667,683
  Net income applicable to common
   stock...............................    5,800,072    3,065,496   (13,102,649)
                                         -----------  -----------  ------------
    Ending balance.....................   (2,397,813)     667,683   (12,434,966)

Accumulated other comprehensive income:
  Beginning balance....................   (1,503,454)  (1,468,525)   (2,725,629)
  Foreign currency translation
   adjustment..........................       34,929   (1,257,104)     (993,506)
                                         -----------  -----------  ------------
    Ending balance.....................   (1,468,525)  (2,725,629)   (3,719,135)
                                         -----------  -----------  ------------
Total stockholders' equity.............  $41,449,119  $45,379,343  $ 82,631,195
                                         ===========  ===========  ============

Comprehensive Income:
  Net income (loss)....................  $ 5,800,072  $ 3,065,496  $(13,102,649)
  Foreign currency translation
   adjustment..........................       34,929   (1,257,104)     (993,506)
                                         -----------  -----------  ------------
Comprehensive income (loss)............  $ 5,835,001  $ 1,808,392  $(14,096,155)
                                         ===========  ===========  ============


          See accompanying notes to consolidated financial statements.

                            IMPCO TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Year Ended April 30
                                        ---------------------------------------
                                           1999          2000          2001
                                        -----------  ------------  ------------
Cash flows from operating activities:
  Net income (loss)...................  $ 6,330,614  $  3,065,496  $(13,102,649)
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
    Amortization of intangibles
     arising from acquisition.........      691,419       736,937       738,066
    Depreciation and other
     amortization.....................    2,749,704     3,047,342     3,539,737
    Gain on disposal of assets........     (106,515)      (74,343)       (3,461)
    Gain from sale of available-for-
     sale securities..................          --            --        (16,400)
    Gain on sale of 49% interest in
     subsidiary.......................   (2,169,405)          --            --
    Deferred income taxes.............    1,045,535      (846,882)   (9,277,489)
    (Increase) decrease in accounts
     receivable.......................   (7,636,517)   (9,452,278)    3,710,274
    (Increase) decrease in
     inventories......................   (2,319,450)  (11,195,075)    1,209,793
    Decrease (increase) in accounts
     payable..........................    2,941,749     5,862,387    (1,251,121)
    Increase (decrease) in accrued
     expenses.........................     (594,045)    2,377,404     1,342,433
    Minority interests in income of
     consolidated subsidiaries               70,532       463,233       253,064
    Other, net........................     (563,867)     (624,158)     (846,120)
                                        -----------  ------------  ------------
Net cash provided by (used in)
 operating activities.................      439,754    (6,639,937)  (13,703,873)
Cash flows from investing activities:
  Purchases of equipment and leasehold
   improvements.......................   (2,797,787)   (3,682,595)  (12,635,075)
  Purchases of businesses.............   (5,831,412)     (410,927)     (127,900)
  Proceeds from sale of 49% interest
   in subsidiary......................    3,500,000           --            --
  Proceeds from sales of equipment....      587,456       102,802        59,077
  Purchase of available-for-sale
   securities.........................          --            --    (15,735,926)
  Sale of available-for-sale
   securities.........................          --            --     15,784,662
                                        -----------  ------------  ------------
Net cash used in investing
 activities...........................   (4,541,743)   (3,990,720)  (12,655,162)

Cash flows from financing activities:
  Increase (decrease) in borrowings
   under lines of credit..............    2,454,928    14,264,949   (13,512,639)
  Payments on term loans..............   (5,501,361)   (2,733,967)   (2,945,325)
  Proceeds from issuance of bank term
   loans..............................    6,631,560           --      7,500,000
  Payments of capital lease
   obligation.........................     (934,182)     (769,395)     (664,188)
  Proceeds from issuance of common
   stock..............................    1,400,297     1,131,878    53,194,635
  Notes receivable from officers......          --            --     (3,913,854)
  Dividends on preferred stock........     (530,542)          --            --
                                        -----------  ------------  ------------
Net cash provided by financing
 activities...........................    3,520,700    11,893,465    39,658,629
Translation adjustment................      (27,372)     (259,780)      279,585
Net increase (decrease) in cash and
 cash equivalents.....................     (608,661)    1,003,028    13,579,179
Cash and cash equivalents at beginning
 of period............................    2,617,869     2,009,208     3,012,236
                                        -----------  ------------  ------------
Cash and cash equivalents at end of
 period...............................  $ 2,009,208  $  3,012,236  $ 16,591,415
                                        ===========  ============  ============


          See accompanying notes to consolidated financial statements.

                            IMPCO TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

   (a) Basis of presentation and description of the business--The consolidated financial statements of IMPCO Technologies, Inc. ("IMPCO" or the "Company") include the accounts of the Company and its majority owned subsidiary IMPCO-BERU Technologies B.V. ("IMPCO BV"), its majority owned subsidiary Grupo I.M.P.C.O. Mexicano, S. de R.L. de C.V. ("IMPCO Mexicano") and its wholly owned subsidiaries IMPCO Technologies, Pty. Limited ("IMPCO Pty"), IMPCO Tech Japan K.K. ("IMPCO Japan") and Quantum Technologies Worldwide, Inc. ("Quantum"). All significant intercompany accounts and transactions have been eliminated in consolidation.

   The Company is a designer, manufacturer and supplier of components and systems that store gaseous fuels and monitor and control the pressure and flow of those fuels for use in fuel cells and internal combustion engines.

   (b) Cash and Cash Equivalents--The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

   (c) Inventories--Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method while market is determined by replacement cost for raw materials and parts and net realizable value for work-in-process and finished goods.

   (d) Equipment and leasehold improvements--Equipment and leasehold improvements are stated on the basis of historical cost. Depreciation of equipment is provided using the straight-line method over the assets' estimated useful lives, ranging from three to seven years. Amortization of leasehold improvements and equipment under capital leases is provided using the straight-line method over the shorter of the assets' estimated useful lives or the lease terms.

   (e) Intangibles arising from acquisitions--Intangibles arising from acquisitions, primarily goodwill, are recorded based on the excess of the cost of the acquisition over amounts assigned to tangible assets and liabilities. Intangible assets arising from acquisitions are amortized using the straight-line method over their estimated lives of twenty years.

   (f) Warranty costs--Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience.

   (g) Research and development costs--Research and development costs are charged to expense as incurred. Equipment used in research and development with alternative future uses is capitalized.

   (h) Revenue recognition--Revenue is recognized on product sales when goods are shipped in accordance with the Company's shipping terms. Contract revenue for customer-funded research and development is principally recognized by the percentage of completion method. Amounts expected to be realized on contracts are based on the Company's estimates of total contract value and costs at completion. These estimates are reviewed and revised periodically throughout the lives of the contracts. Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB 101 summarizes certain of the Security and Exchange Commission Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company evaluated the effect of SAB 101, which did not result in any material change to its revenue recognition policies. Also, in accordance with Emerging Issues Task Force No. 00-10, the Company includes the costs of shipping and handling, when incurred, in cost of goods sold. The adoption of this EITF has no effect on the Company's results of operations.

                            IMPCO TECHNOLOGIES, INC.

   (i) Minority interests in subsidiaries--The balance sheet amounts in minority interest at April 30, 2001 represent 49% of the equity held by the single minority stockholder in IMPCO BV, 10% of the equity held by the single minority stockholder in IMPCO Mexicano and 49% of the equity held by a single minority stockholder in IMPCO Fuel Systems, a subsidiary of IMPCO Pty. Minority interest represents the minority stockholder's proportionate share of equity in those subsidiaries.

   (j) Net income per share--Basic income per share is computed by dividing net income applicable to common stock by the weighted average shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock outstanding, and if dilutive, all common stock equivalents.

   (k) Stock based compensation--In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting of Stock Based Compensation," which established accounting and reporting standards for stock based employee compensation plans effective after fiscal year 1996. SFAS 123 encourages entities to adopt the fair value based method of accounting; however, it also allows an entity to continue to measure compensation cost using the intrinsic value based method prescribed by Accounting Principles Board No. 25. Entities electing to remain on the "intrinsic value based" method must make certain pro forma disclosures as if the new fair value method had been applied. At this time, the Company has not adopted the recognition provision of SFAS 123, but has provided pro forma disclosures (see note 6).

   The Financial Accounting Standards Board has also issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." The Interpretation addresses implementation practice issues in accounting for compensation costs under existing rules prescribed by Accounting Principles Board No. 25. The new rules are applied prospectively to all new awards, modifications to outstanding awards and changes in grantee status after July 1, 2000, with certain exceptions. The Company considers the impact of these rules when adopting new stock option plans and when granting any options.

   (l) Impairment of long-lived assets and long-lived assets to be disposed of--Impairment losses are recorded on long-lived assets used in operations when an indicator of impairment (significant decrease in market value of an asset, significant change in extent or manner in which the asset is used or significant physical change to the asset) is present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company has not experienced any significant changes in the business climate or in the use of assets that would require the Company to write down the value of the assets recorded in the balance sheet.

   (m) Use of estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   (n) Reclassifications--Certain prior year amounts have been reclassified to conform to current presentations.

   (o) Foreign currency translation--Assets and liabilities of the Company's foreign subsidiaries are generally translated at current exchange rates, and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a foreign currency component of other comprehensive income in stockholders' equity. The results and financial condition of the Company's international operations are affected by changes in exchange rates between certain foreign currencies and the U.S. Dollar. The functional currency for all of the Company's international subsidiaries is

                            IMPCO TECHNOLOGIES, INC.

the local currency of the subsidiary. An increase in the value of the U.S. Dollar increases costs incurred by the subsidiaries because most of its international subsidiaries' inventory purchases are U.S. Dollar denominated. The Company seeks to manage its foreign currency economic risk by minimizing its U.S. Dollar investment in foreign operations using foreign currency term loans and lines of credit to finance the operations of its foreign subsidiaries.

   Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except those transactions that operate as a hedge of an identifiable foreign currency commitment, are included in the results of operations as incurred.

   (p) Financial instruments--At April 30, 2001, the Company's financial instruments recorded on the balance sheet include cash equivalents, capital lease obligations, short-term bank debt and long-term bank debt. Because of the short maturity, short-term bank debt approximates fair value. The fair value of the Company's long-term debt and capital lease obligations is estimated using discounted cash flows based on the Company's incremental borrowing rates for similar types of borrowings. At April 30, 2001, the fair value of the Company's long-term debt and capital lease obligations approximated carrying value. Although the Company periodically enters into foreign currency forward contracts and interest rate swap agreements, no such derivative contracts or agreements existed at April 30, 2001.

   When the Company enters into foreign currency forward contracts, it does so to hedge identifiable foreign currency commitments. Foreign currency contracts reduce the Company's exposure to unfavorable fluctuations in foreign currencies versus the U.S. dollar. Realized gains and losses on these contracts are included in the measurement of the related foreign currency transaction. The Company, from time to time, uses interest rate swap agreements to manage interest rate risk on its floating rate debt portfolio. Each interest rate swap is matched as a hedge against a specific debt instrument and has the same notional amount and tenor as the related debt instrument principle.

   The Financial Accounting Standards Board has issued SFAS 133, "Accounting for Derivative Instruments and for Hedging Activities," as amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities-An Amendment of FASB 133," which require the Company to recognize all derivatives on the balance sheet at fair market value. Derivatives that are not designated as hedges must be adjusted to fair value though income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item in recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. On May 2, 2001, the Company entered into an interest rate swap agreement, which will be accounted for prospectively as a cash flow hedge. See Note 3.

2. Acquisitions

   IMPCO Technologies B.V. On October 31, 1995, the Company acquired 51% of the outstanding stock of Media, a private company in the Netherlands, from Centradas B.V., a private company in the Netherlands, for cash in the amount of fl.3,187,500 (US$2,023,000). IMPCO BV services the European marketplace from its headquarters in the Netherlands and through its subsidiaries in Germany, France and the United Kingdom. On May 1, 1998, the Company purchased the remaining 49% of IMPCO BV from Depa Holding B.V. for fl.1,400,000 (US$692,521). On January 28, 1999, the Company sold this 49% interest in IMPCO BV to BERU Aktiengesellschaft, an international OEM and aftermarket supplier of diesel and automotive engine components and systems, for $3,500,000 in cash. The Company recorded a pre-tax gain of $2,169,000 and an after-tax gain of $1,757,000, or $0.20 per share on a diluted basis.

                            IMPCO TECHNOLOGIES, INC.

   Crusader Engine Division. On December 4, 1998, the Company acquired certain operating assets of the Crusader Engine division of Thermo Power Corporation, a subsidiary of Thermo Power Electron Corporation, for approximately $3,880,000. The Crusader Engine division provides engine dressing and related devices for material handling engines. These assets currently comprise the Company's Engine Systems business. This acquisition was accounted for under the purchase method of accounting and has been included in the consolidated financial statements since the date of acquisition. Goodwill of approximately $662,000 was recognized with tangible net assets acquired consisting of $2,500,000 in inventory and $718,000 in fixed assets.

   Mikuni Corporation. In March 1999, the Company purchased a dormant company in Japan for $126,000 in order to establish IMPCO Tech Japan K.K. (IMPCO Japan). On March 31, 1999, IMPCO Japan, purchased certain manufacturing equipment and inventory of the Fukuoka Division of Mikuni Corporation. The purchase price of $1,325,000 was paid in cash. The acquisition was financed through a yen-denominated term loan provided by the Hong Kong and Shanghai Banking Corporation, Osaka Branch, which is being repaid over a five-year period with interest at market rates (See Note 3). This acquisition was accounted for under the purchase method of accounting and has been included in the consolidated financial statements since the date of acquisition. Goodwill of approximately $944,000 was recognized with tangible net assets acquired consisting of $362,000 in inventory and $19,000 in fixed and other assets.

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

3. Debt Payable

   The Company's debt payable is summarized as follows:

                                                         April 30    April 30
                                                           2000        2001
                                                        ----------- ----------
   (a) Bank of America NT&SA
          Revolving line of credit..............        $15,550,000 $3,914,000
          Mexican peso line of credit...........            851,000    541,000
          Term loans for acquisitions and
          capital expenditures..................          3,028,000  8,894,000
          Capital lease and expenditure
          facilities............................          4,843,000  1,436,000
          IMPCO BV term loan....................          1,043,000        --

   (b) Credit facility--Fortis Bank (formerly
       Mees Pierson)                                            --   1,461,000

   (c) The Hong Kong and Shanghai Banking
       Corporation Ltd.
          Term loan for acquisition of Mikuni...          1,183,000    776,000
          Line of credit........................            555,000    162,000
   Other capital leases.........................            112,000    572,000
                                                        ----------- ----------
                                                         27,165,000 17,756,000
   Less current portion.........................          2,999,000  9,758,000
                                                        ----------- ----------
                                                        $24,166,000 $7,998,000
                                                        =========== ==========

                            IMPCO TECHNOLOGIES, INC.

 (a) Bank of America NT&SA

   At April 30, 2001, the Company, and Quantum as subsidiary borrower, amended its credit facility with Bank of America NT&SA. The facility includes a $15 million revolving line of credit (due September 30, 2001), of which $5,000,000 is designated for Quantum, a $1,750,000 non-revolving line of credit for future capital expenditures (due September 30, 2001) and a Mexican peso line of credit equivalent to $3,000,000 (due August 31, 2001) for IMPCO Mexicano. The non-revolving line of credit for future capital expenditures due September 30, 2001 has an option to convert to a term loan payable in four years. It is management's intent to renew the amount of its present short-term obligations under the revolving line of credit, classified as a current liability, for an uninterrupted period extending beyond one year from the balance sheet date.

   Including the revolving line of credit, the capital expenditures facilities, the capital lease facility and the standby letter of credit facilities, the total Bank of America NT&SA credit facility was approximately $31,000,000 at April 30, 2001. Details about each of the components of the Company's credit facility at April 30, 2001 follows.

   Revolving Line of Credit. The $15 million revolving line of credit bears interest, payable monthly, at a fluctuating rate per annum equal to the Bank's reference rate plus up to one-half of one percentage point, depending on certain financial ratios. Alternatively, the Company may elect to have all or portions of the line based on an offshore rate, which may also vary depending on certain financial ratios. At April 30, 2001, the outstanding line of credit balance was $3,914,000, which was subject to an offshore rate of 7.05%.

   The line of credit may be used for financing commercial letters of credit with a maximum maturity of 180 days and standby letters of credit with a maximum maturity of one year. The amount of letters of credit outstanding at any one time may not exceed $1,000,000 for commercial letters of credit and $750,000 for standby letters of credit. The maximum amount available at any one time on the revolving line of credit and the commercial letters of credit is $15,000,000. At April 30, 2001, a standby letter of credit of $15,000 was outstanding.

   Mexican peso line of credit. The Mexican peso line of credit at April 30, 2001 totaled $541,000 and was subject to a rate based on the Bank of America Mexico BAMSA cost of funds plus 1.5% or 20.3%.

   Term Loans for Acquisitions and Capital Expenditures. The term loan bears interest, payable on a monthly basis, at the Bank's reference rate and matures September 30, 2004. The Company may elect to have all or portions of the term loan bear interest at an alternative interest rate agreed upon by the Bank and IMPCO for periods of not less than 30 days nor more than one year. The alternative interest rate is based on the offshore rate plus 1.50% to 2.25%, which was 6.46% at April 30, 2001. Each alternative rate portion must be for an amount not less than $500,000 and may not include any portion of principal that is scheduled to be repaid before the last day of the applicable interest period.

   Capital Lease and Expenditure Facilities. The Company has a capital lease facility and a capital expenditure line of credit. At April 30, 2001, no further borrowings were available under the capital lease. At April 30, 2001, all draws under the capital lease facility were subject to the variable rate of interest based upon the three month LIBOR plus a spread. At April 30, 2001, approximately $1,436,000 was outstanding under this facility, at a weighted average interest rate of 6.41%. If the Company exercises an early termination option before the scheduled expiration date of a capital lease, a termination charge will be assessed based on a sliding percentage (not to exceed 3%) of the balance on the lease at time of termination.

   The Company has a $1,750,000 non-revolving capital expenditure line of credit. This line of credit bears interest at the Bank's reference rate or an optional offshore rate. The line matures on September 30, 2001, can

                            IMPCO TECHNOLOGIES, INC.

be converted to a term loan due in four years and may be prepaid, in whole or in part, at any time. At April 30, 2001, no borrowings were outstanding under this facility.

   Standby Letter of Credit. In order to secure yen denominated credit facilities for IMPCO Japan, the Company was required to post a standby letter of credit for the total available credit facility granted by the Hong Kong and Shanghai Banking Corporation Ltd., Osaka Branch. The original amount of the facility is (Yen)220,000,000 (US$1,779,000) and will decrease quarterly as payments are made on the underlying outstanding debt. The cost of the facility is 1.00% per annum of the amount outstanding. On April 30, 2001, the amount outstanding under the standby letter of credit was $1,262,000.

   Interest Rate Management. The Company uses interest rate swap agreements with Bank of America NT&SA to manage its exposure to interest rate changes and stabilize the cost of borrowed funds. When an agreement is executed, the interest rate swap is matched as a hedge to a specific debt instrument and has the same notional amount and tenor as the related debt instrument principal. At April 30, 2001, no swap agreements were in effect; however, on May 2, 2001 the Company entered into a swap agreement with Bank of America for a notional amount of $8.9 million, in which the Company receives the London Interbank Offer Rate (LIBOR) and pays a fixed rate of 5.6%. This swap matures September 30, 2004 with payment dates and amortization identical to the $8.9 million term loan.

   Loan Covenants And Collateral. The Bank's credit facility contains certain restrictions and financial covenants, as well as limitations on other indebtedness, and is secured by substantially all of the Company's assets. The financial covenants did not apply at April 30, 2001 and become effective beginning in the fiscal quarter ending October 31, 2001.

 (b) Credit Facility--Fortis Bank (formerly Mees Pierson)

   IMPCO BV has secured a fl. 5,000,000 (US$2,000,000) revocable credit facility with Fortis Bank in the Netherlands. The interest rate is determined weekly based on a weighted average of several money market indices. IMPCO BV's borrowings under this facility may not exceed the combined total of a specified amount of its accounts receivable (70% of book value) and inventory (50% of book value). At April 30, 2001, the interest rate was 6.375% and the outstanding balance was $1,461,000.

 (c) The Hong Kong and Shanghai Banking Corporation Ltd.

   Term Loan for the Acquisition of Mikuni. On March 29, 1999, IMPCO Japan secured a (Yen)160,000,000 (US$1,294,000) term loan facility with the Hong Kong and Shanghai Banking Corporation Ltd., Osaka Branch. This term loan bears interest, payable on a quarterly basis, at the Euroyen London Interbank Offer Rate plus 160 basis points and matures in fiscal year 2004. The Company may elect to lock the interest rate on the loan for periods of not less than 30 days nor more than six months. At April 30, 2001, the outstanding loan balance of (Yen)96,000,000 (US$776,000) bore an interest rate of 1.739%.

   Line of Credit. On March 29, 1999, IMPCO Japan secured a (Yen)60,000,000 (US$485,000) revolving line of credit facility with the Hong Kong and Shanghai Banking Corporation Ltd., Osaka Branch. This facility bears interest, payable on a quarterly basis, at the Euroyen London Interbank Offer Rate plus 160 basis points and matures in fiscal year 2002. The Company may elect to lock the interest rate on the loan for periods of not less than 30 days nor more than six months. At April 30, 2001, the outstanding loan balance of (Yen)20,000,000 (US$162,000) bore an interest rate of 1.753%. It is management's intent to renew the line of credit, classified as a current liability, for an uninterrupted period extending beyond one year from the balance sheet date.

   At April 30, 2001, the weighted average interest rate for all of the Company's debt was 6.75%.

                            IMPCO TECHNOLOGIES, INC.

   Annual maturities of long-term debt, excluding capital leases (see Note 5) for the five years subsequent to May 1, 2001 are as follows: 2002-$2,800,000; 2003-$2,800,000; 2004-$2,800,000; 2005-$1,270,000; thereafter-$0.

4. Income Taxes

   The provision for (benefit from) income taxes consists of the following:

                                             Fiscal years ended April 30
                                          -----------------------------------
                                             1999        2000        2001
                                          ----------  ----------  -----------
   Current:
     Federal............................. $1,949,698  $  715,274  $  (529,476)
     State...............................    106,665     258,787      103,536
     Foreign.............................    412,399     999,060      774,059
                                          ----------  ----------  -----------
                                           2,468,762   1,973,121      348,119
   Deferred:
     Federal & State.....................   (967,259)   (846,882)  (9,277,489)
                                          ----------  ----------  -----------
   Total provision (benefit) for income
    taxes................................ $1,501,503  $1,126,239  $(8,929,370)
                                          ==========  ==========  ===========

   Income (loss) before income taxes and minority interest of consolidated subsidiaries and dividends for U.S. and foreign-based operations is shown below:

                                                Fiscal years ended April 30
                                             ----------------------------------
                                                1999       2000        2001
                                             ---------- ---------- ------------
   U.S...................................... $6,724,365 $2,581,780 $(23,041,543)
   Foreign..................................  1,178,284  2,073,188    1,262,589
                                             ---------- ---------- ------------
                                             $7,902,649 $4,654,968 $(21,778,954)
                                             ========== ========== ============

   Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. The Company believes, based on its history of prior operating earnings, its plans to spin-off the Quantum division and its expectations of future earnings, that operating income of the Company will more likely than not be sufficient to recognize fully these net deferred tax assets. Should the spin-off of Quantum not occur, management will take appropriate action in an attempt to realize its deferred tax assets.

   A reconciliation of income taxes computed at the federal statutory income tax rate to income taxes reported in the consolidated statements of operations is as follows:

                                                          Fiscal years
                                                         ended April 30
                                                        ---------------------
                                                        1999    2000    2001
                                                        -----   -----   -----
   Federal statutory income tax rate...................  34.0 %  34.0 % (34.0)%
   Permanent differences...............................   2.0     1.8     3.5
   Benefit of net operating loss carryforwards.........   (.7)    --      --
   Foreign tax credit from sale of IMPCO BV............  (7.6)    --      --
   State tax, net......................................   3.5     4.9    (1.6)
   Foreign tax, net....................................    .2     6.3     1.6
   R & D credit........................................ (12.4)  (22.8)  (10.5)
                                                        -----   -----   -----
   Effective tax rate..................................  19.0 %  24.2 % (41.0)%
                                                        =====   =====   =====

                            IMPCO TECHNOLOGIES, INC.

   The components of the Company's deferred tax liabilities and assets is as follows:

                                                        Fiscal years ended
                                                             April 30
                                                      ------------------------
                                                         2000         2001
                                                      -----------  -----------
   Deferred tax liabilities:
     Tax over book depreciation...................... $(1,087,747) $(1,203,278)
     Other...........................................    (905,414)  (1,791,365)
                                                      -----------  -----------
                                                       (1,993,161)  (2,994,643)
                                                      ===========  ===========

   Deferred tax assets:
     Tax credit carryforwards........................   3,545,423    7,944,427
     Net operating loss carryforwards................         --     5,117,935
     Inventory reserves..............................     647,511      961,488
     Other provisions for estimated expenses.........   1,292,644    1,740,699
                                                      -----------  -----------
                                                      $ 5,485,578  $15,764,549
                                                      ===========  ===========

   For the fiscal year ended April 30, 2001, the Company has a general business tax credit carryforward available for federal income tax purposes of approximately $4,665,000 that, if not used, expires between 2009 to 2021. Additionally, the Company has an alternative minimum tax credit carryforward available for federal income tax purposes of approximately $355,000 and a foreign tax credit of $546,000. The Company also has research and development credit carryforwards for state income tax purposes of approximately $1,941,000, which do not expire for tax reporting purposes. Net operating loss carryforwards expire in 2021.

5. Commitments and Contingencies

 (a) Leases

   The Company has certain non-cancelable operating leases for facilities and equipment, and non-cancelable capital leases for machinery, equipment and motor vehicles. Future minimum lease commitments under non-cancelable leases at April 30, 2001 are as follows:

                                                           Lease Obligations
                                                         ----------------------
   Fiscal years ending April 30,                          Capital    Operating
   -----------------------------                         ---------- -----------
   2002................................................. $1,003,159 $ 2,880,476
   2003.................................................    806,243   2,376,792
   2004.................................................    388,883   2,297,177
   2005.................................................      6,931   1,470,461
   2006.................................................        --      912,765
   Thereafter...........................................        --    1,300,381
                                                         ---------- -----------
   Total minimum lease payments.........................  2,205,216 $11,238,052
                                                                    ===========
   Less imputed interest................................    197,515
                                                         ----------
   Present value of future minimum lease payments.......  2,007,701
   Less current portion.................................    880,118
                                                         ----------
   Long-term capital lease obligation................... $1,127,583
                                                         ==========

   Total rental expense under the operating leases for fiscal years ended April 30, 1999, 2000, and 2001 was approximately $1,281,000, $1,846,000 and
$3,401,000, respectively. These leases are non-cancelable and certain leases have renewal options and escalation clauses.

                            IMPCO TECHNOLOGIES, INC.

   At April 30, 1999, 2000, and 2001, approximately $2,946,000, $2,168,000 and
$1,436,000 was outstanding under the Company's capital lease facility, respectively. At April 30, 2000, the gross and net assets acquired under the capital lease facility was approximately $4,581,000 and $2,091,000, respectively. At April 30, 2001, the gross and net assets acquired under the capital lease facility was approximately $ 4,556,000 and $1,327,000, respectively. Amortization of these assets is included in depreciation expense.

 (b) Contingencies

   The Company is currently subject to certain legal proceedings and claims arising in the ordinary course of business. Based on discussions with legal counsel, management does not believe that the outcome of any of these matters will have a material adverse effect on the Company's consolidated financial statements.

   In August 2000, the Company initiated legal action in federal court (Eastern District of Michigan) against GFI Control Systems Inc. and Dynetek Industries Ltd. claiming that those entities infringed the Company's patent covering a compressed gas fuel system that includes a tank with an internal pressure regulator. GFI Control Systems Inc. and Dynetek Industries Ltd. filed a counter-suit for patent infringement. The Company intends to enforce vigorously the Company's intellectual property rights.

 (c) Investment and Tax Savings Plan

   The Company's Investment and Tax Savings Plan (the "Plan") is a defined contribution plan, which is qualified under Internal Revenue Service Code
Section 401(k). The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. All employees who are at least age twenty-one or older are eligible to participate in the Plan on the first day of employment with the Company. Employees of the Company who elect to participate in the Plan may contribute into the Plan not less than 1% nor more than 15% of compensation. The Company's matching contributions are discretionary and match elective salary deferrals up to 3.0% of compensation. Approximately 62% of eligible employees were enrolled in the 401(k) plan at April 30, 2001. Employer contributions approximated $122,000, $482,000 and $593,000 for fiscal years ended 1999, 2000, and 2001 respectively.

6. Stockholders' Equity

 (a) 1993 Series 1 Preferred Stock

   The holders of the Company's 1993 Series 1 Preferred Stock ("Preferred Stock") were entitled to receive annual cumulative dividends of up to $105 per share and not less than $80 per share ($100 per share at April 30, 1999). The dividend rate, which was adjusted on the first day of each calendar quarter, was based on a bank's prime rate of interest plus 150 basis points (assuming a deemed principal value of $1,000 per share). On March 31, 1999, in accordance with its conversion right, the Company converted 5,950 shares of Preferred Stock into 1,124,764 shares of common stock and paid all accrued dividends. The Preferred Stock was convertible into common stock by dividing the conversion price at March 31, 1999 into its liquidation value of $1,000 for each share being converted, which resulted in a conversion price of $5.29 per share.

 (b) Stockholder Protection Rights Agreement

   On June 30, 1999, the Company's Board of Director's adopted a Stockholder Protection Rights Agreement and declared a dividend of one right on each outstanding share of IMPCO common stock. Each right entitles the holder, upon certain events, to purchase, at an exercise price of $45 per share, shares of common stock with a value equal to twice the exercise price. The dividend was paid on July 26, 1999 to stockholders of record on July 12, 1999.

                            IMPCO TECHNOLOGIES, INC.

 (c) Stock options

   The Company has six stock option plans that provide for the issuance of options to key employees and directors of the Company at the fair market value at the time of grant. Options under the plans generally vest in four or five years and are generally exercisable while the individual is an employee or a director, or ordinarily within one month following termination of employment. In no event may options be exercised more than ten years after date of grant.

                                                     Number of  Weighted Average
                                                      Shares     Exercise Price
                                                     ---------  ----------------
   Outstanding at April 30, 1998.................... 1,308,086       $ 8.06
     Options granted................................   406,688         9.25
     Options exercised..............................  (192,116)        7.46
     Options forfeited..............................   (20,000)       12.27
                                                     ---------       ------

   Outstanding at April 30, 1999.................... 1,502,658       $ 8.40
     Granted........................................   104,974        10.46
     Exercised......................................  (163,326)        7.18
     Forfeited......................................  (122,375)        8.35
                                                     ---------       ------

   Options outstanding at April 30, 2000............ 1,321,931       $ 8.72
     Granted........................................   416,453        12.99
     Exercised......................................   (97,572)        9.03
     Forfeited......................................   (46,047)       15.69
                                                     ---------       ------

   Options outstanding at April 30, 2001............ 1,594,765       $ 9.62
                                                     =========       ======
   Shares exercisable at April 30, 1999.............   489,517       $ 8.85
                                                     =========       ======
   Shares exercisable at April 30, 2000.............   685,334       $ 8.68
                                                     =========       ======
   Shares exercisable at April 30, 2001.............   774,889       $ 8.33
                                                     =========       ======

   The following table sets forth summarized information with respect to stock options outstanding and exercisable at April 30, 2001:

                                              Outstanding          Exercisable
                                       ------------------------- ---------------
                                                                 Number
                                       Number of Average Average   of    Average
          Exercise Price Range          Shares    Life    Price  Shares   Price
          --------------------         --------- ------- ------- ------- -------
   $0.00 to $2.45.....................    13,406   0.5   $ 0.06   13,406 $ 0.06
   $2.45 to $4.90.....................     3,000   0.5     3.89    3,000   3.89
   $4.90 to $7.35.....................   151,511   4.6     6.04  128,411   6.01
   $7.35 to $9.80.....................   701,665   5.9     7.78  441,871   7.85
   $9.80 to $12.25....................   524,996   7.2    10.91  174,824  11.39
   $12.25 to $14.70...................   138,187   9.7    13.80    3,377  13.03
   $14.70 to $17.15...................    20,000   7.5    16.25   10,000  16.25
   $22.05 to $24.50...................    42,000   9.3    23.36      --     --
                                       ---------                 -------
                                       1,594,765                 774,889
                                       =========                 =======

   At April 30, 2001, there were 177,489 shares available for grant.

                            IMPCO TECHNOLOGIES, INC.

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

   SFAS 123 requires "as adjusted" information regarding net income and net income per share to be disclosed for new options granted after fiscal year 1996. The fair value of these options was determined at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                         Year Ended April 30
                                                         ----------------------
                                                          1999    2000    2001
                                                         ------  ------  ------
   Expected dividend yield..............................    0.0%    0.0%    0.0%
   Calculated volatility................................  0.584   0.729   0.683
   Risk-free interest rate..............................      3%      3%      5%
   Expected life of the option in years.................   8.82    8.82    7.45

   The estimated fair value of the options is amortized to expense over the options' vesting period for "as adjusted" disclosures. The net income per share "as adjusted" for the effects of SFAS 123 is not indicative of the effects on reported net income/loss for future years. The Company's reported "as adjusted" information at April 30 is as follows (in thousands, except per share amounts):

                                                         Year Ended April 30
                                                        ----------------------
                                                         1999   2000    2001
                                                        ------ ------ --------
   Net income (loss)................................... $5,800 $3,065 $(13,103)
   As adjusted......................................... $5,645 $2,893 $(13,406)
   Net income (loss) per share as reported--basic...... $ 0.80 $ 0.36 $  (1.32)
   Net income (loss) per share as adjusted--basic...... $ 0.77 $ 0.34 $  (1.35)
   Net income (loss) per share as reported--dilutive... $ 0.71 $ 0.33 $  (1.32)
   Net income (loss) per share as adjusted--dilutive... $ 0.69 $ 0.31 $  (1.35)

 (d) Notes receivable from officers

   On March 2, 2001, the Board of Directors authorized loans to three officers of the Company for the exercise of options to purchase Company stock from former stockholders. The loans bear interest at 9%, are due in full on March 15, 2002, and are fully collateralized by a security interest in and lien upon shares of common stock of the Company and certain vested Company nonqualified stock options issued to the officers. Additionally, the loans are secured by the personal residence of one of the officers and are cross-collateralized.

                            IMPCO TECHNOLOGIES, INC.

7. Earnings Per Share

   The following table sets forth the computation of basic and diluted earnings per share:

                                             Fiscal Year Ended April 30
                                         ------------------------------------
                                            1999        2000         2001
                                         ----------  ----------  ------------
   Numerator:
     Net income (loss).................. $6,401,146  $3,528,729  $(12,849,585)
     Preferred stock dividends..........   (530,542)        --            --
     Minority interest..................    (70,532)   (463,233)     (253,064)
                                         ----------  ----------  ------------
     Numerator for basic earnings per
      share--income (loss) available to
      common stockholders...............  5,800,072   3,065,496   (13,102,649)

     Effect of dilutive securities:
       Preferred stock dividends........    530,542         --            --
                                         ----------  ----------  ------------
     Numerator for diluted earnings per
      share--income (loss) available to
      common stockholders after assumed
      conversions....................... $6,330,614  $3,065,496  $(13,102,649)

   Denominator:
     Denominator for basic earnings per
      share--weighted-average shares....  7,293,160   8,489,229     9,934,700

   Effect of dilutive securities:
     Employee stock options.............    650,151     743,070           --
     Convertible preferred stock(1).....  1,032,318         --            --
                                         ----------  ----------  ------------
   Dilutive potential common shares.....  1,682,469     743,070           --

     Denominator for diluted earnings
      per share--adjusted weighted-
      average shares and assumed
      conversions                         8,975,629   9,232,299     9,934,700
                                         ----------  ----------  ------------
     Basic earnings per share........... $     0.80  $     0.36  $      (1.32)
                                         ==========  ==========  ============
     Diluted earnings per share......... $     0.71  $     0.33  $      (1.32)
                                         ==========  ==========  ============

--------
(1) On March 31, 1999, all outstanding preferred stock was converted to common stock and the diluted Earnings Per Share is calculated as though the conversion occurred at the beginning of the fiscal year. The basic earnings per share is calculated with weighted average shares based on the conversion at March 31, 1999. The number of convertible preferred shares is equal to the full conversion (1,124,764 shares) less the weighted average shares outstanding for the month of April 1999 (92,446 shares).

   For additional disclosures regarding the employee stock options, see note 6. Options to purchase 60,000 shares of common stock at $16.25 were outstanding during fiscal year 1999 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect is anti-dilutive. No employee stock options were included in the computation at diluted earnings per share during fiscal year 2001 because their inclusion is anti-dilutive to the net loss.

                            IMPCO TECHNOLOGIES, INC.

8. Revenues

   During fiscal year 1999, the IMPCO BV, IMPCO Pty, Grupo IMPCO Mexicano and IMPCO Japan subsidiaries accounted for approximately 15%, 6%, 3% and less than 1% of total consolidated revenues, respectively, and contract revenue accounted for approximately 13% of consolidated revenues. During fiscal year 2000, the IMPCO BV, IMPCO Pty, Grupo IMPCO Mexicano and IMPCO Japan subsidiaries accounted for approximately 12%, 6%, 6% and less than 3% of total consolidated revenues, respectively, and contract revenue accounted for approximately 8% of consolidated revenues. During fiscal year 2001, the IMPCO BV, IMPCO Pty, Grupo IMPCO Mexicano and IMPCO Japan subsidiaries accounted for approximately 14%, 6%, 7% and 3% of total consolidated revenues, respectively, and contract revenue accounted for approximately 8% of consolidated revenues. During fiscal year 1999, 2000 and 2001, General Motors Corporation, and customers associated with the General Motors program, accounted for approximately 28%, 16% and 20%, respectively, of consolidated revenues.

   The Company routinely sells products to a broad base of domestic and international customers, which includes distributors and original equipment manufacturers. Based on the nature of these customers, credit is generally granted without collateral being required. The Company does not anticipate that a significant credit risk exists as a result of these customer relationships.

9. Business Segment And Geographic Information

   Business Segments. The Company currently has three reporting segments: the Quantum division, the Gaseous Fuel Products division and International Operations. Quantum generates revenues through the sale of fuel storage, fuel delivery and electronic control systems to original equipment manufacturers
(OEMs) and the installation of products into OEM vehicles. The division also generates contract revenue by providing engineering design and support to the OEMs so that fuel systems will fit into a variety of their vehicles as they upgrade their models each year. The Gaseous Fuel Products division sells products including parts and conversion systems to OEMs and the aftermarket. The Company's International Operations in Australia, Europe, Japan and Mexico provide distribution for the Company's products, predominantly from its Gaseous Fuel Products division and some product assembly.

   Corporate expenses consist of general and administrative expenses at the corporate level and include the amortization of goodwill and other intangible assets. Intersegment eliminations are primarily the result of intercompany sales from our Gaseous Fuel Products division to our International Operations.

   All research and development is expensed as incurred. Research and development expense includes both customer-funded research and development and Company sponsored research and development. Customer- funded research and development consists primarily of expenses associated with contract revenue. These expenses include applications development costs in the Quantum division funded under customer contracts.

   The Company evaluates performance based on profit or loss from operations before interest and income taxes. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies.

                            IMPCO TECHNOLOGIES, INC.

   Financial Information by Business Segment. Financial information by business segment for continuing operations follows:

                                                 Fiscal Year Ended April 30
                                                ------------------------------
   Revenues                                       1999      2000       2001
   --------                                     --------  ---------  ---------
                                                       (in thousands)

   Quantum..................................... $ 24,469  $  22,341  $  23,358
   Gaseous Fuels Products......................   52,632     76,831     66,925
   International Operations....................   21,188     29,991     31,132
   Intersegment Elimination....................  (11,463)   (16,347)   (17,518)
                                                --------  ---------  ---------
       Total................................... $ 86,826  $ 112,816  $ 103,897
                                                ========  =========  =========

                                                 Fiscal Year Ended April 30
                                                ------------------------------
   Operating Income (Loss)                        1999      2000       2001
   -----------------------                      --------  ---------  ---------
                                                       (in thousands)

   Quantum..................................... $    (27) $  (1,460) $ (21,523)
   Gaseous Fuels Products......................   14,284     19,451     11,138
   International Operations....................    1,504      2,623      1,387
   Corporate Expenses..........................   (5,516)    (7,042)    (7,019)
   Corporate Research & Development............   (3,053)    (7,050)    (5,601)
   Intersegment Elimination....................     (289)      (425)       (53)
                                                --------  ---------  ---------
       Total................................... $  6,903  $   6,097  $ (21,671)
                                                ========  =========  =========

                                                 Fiscal Year Ended April 30
                                                ------------------------------
   Identifiable Assets                            1999      2000       2001
   -------------------                          --------  ---------  ---------
                                                       (in thousands)

   Quantum..................................... $ 18,024  $  20,050  $  32,816
   Gaseous Fuels Products......................   27,663     37,169     34,495
   International Operations....................   18,296     24,904     24,222
   Corporate...................................    9,579     12,893     29,230
                                                --------  ---------  ---------
       Total................................... $ 73,562  $  95,016  $ 120,763
                                                ========  =========  =========

                                                 Fiscal Year Ended April 30
                                                ------------------------------
   Capital Expenditures                           1999      2000       2001
   --------------------                         --------  ---------  ---------
                                                       (in thousands)

   Quantum..................................... $  1,163  $   1,891  $   9,343
   Gaseous Fuels Products......................    1,067      1,076        977
   International Operations....................      228        600        312
   Corporate...................................      340        115      2,003
                                                --------  ---------  ---------
       Total................................... $  2,798  $   3,682  $  12,635
                                                ========  =========  =========

                                                 Fiscal Year Ended April 30
                                                ------------------------------
   Depreciation and Amortization                  1999      2000       2001
   -----------------------------                --------  ---------  ---------
                                                       (in thousands)

   Quantum..................................... $    890  $   1,219  $   1,687
   Gaseous Fuels Products......................    1,261      1,258      1,291
   International Operations....................      659        602        609
   Corporate...................................      631        705        691
                                                --------  ---------  ---------
       Total................................... $  3,441  $   3,784  $   4,278
                                                ========  =========  =========

                            IMPCO TECHNOLOGIES, INC.

   Product Revenues by Application. The Company's product revenues by application across all business segments follows (in thousands):

                                                   Fiscal Year Ended April 30
                                                   ---------------------------
                                                     1999     2000      2001
                                                   -------- --------- --------
                                                         (in thousands)

   Motor vehicle products......................... $ 32,748 $  48,626 $ 40,619
   Forklifts and other material handling
    equipment.....................................   31,822    37,947   39,445
   Small portable to large stationary engines.....   11,251    16,844   15,923
                                                   -------- --------- --------
       Total product sales........................ $ 75,821 $ 103,417 $ 95,987
                                                   ======== ========= ========

   Geographic Information. The Company's geographic information for revenues to unaffiliated customers and long-lived assets is shown below. The basis for determining revenues is the geographic point of shipment. Long-lived assets represent long-term tangible assets and are physically located in the region as indicated.

                                                    Fiscal Year Ended April 30
                                                   ----------------------------
   Revenues to Unaffiliated Customers                1999     2000      2001
   ----------------------------------              -------- --------- ---------
                                                          (in thousands)

   United States.................................. $ 65,638 $  82,824 $  72,765
   Europe.........................................   12,941    13,938    14,808
   Australia......................................    5,398     6,272     6,313
   Mexico.........................................    2,671     6,678     6,922
   Japan..........................................      178     3,104     3,089
                                                   -------- --------- ---------
       Total...................................... $ 86,826 $ 112,816 $ 103,897
                                                   ======== ========= =========

                                                    Fiscal Year Ended April 30
                                                   ----------------------------
   Long-Lived Assets                                 1999     2000      2001
   -----------------                               -------- --------- ---------
                                                          (in thousands)

   United States.................................. $  9,230 $   9,580 $  19,101
   Europe.........................................      309       323       310
   Australia......................................      282       209       208
   Mexico.........................................       47       441       419
   Japan..........................................       17        13        16
                                                   -------- --------- ---------
       Total...................................... $  9,885 $  10,566 $  20,054
                                                   ======== ========= =========

10. Purchases

   During fiscal years 1999, 2000, and 2001, purchases from one vendor constituted approximately 7%, 10% and 5% of consolidated net inventory purchases, respectively. In fiscal year 2000 and 2001, 10 suppliers accounted for approximately 38% and 21%, respectively, of consolidated net inventory purchases.

                            IMPCO TECHNOLOGIES, INC.

11. Supplementary Cash Flow Information

   For fiscal years 1999, 2000 and 2001, the Company incurred capital lease obligations of approximately $1,264,000, $100,000 and $550,000, respectively.

   Interest and taxes paid for fiscal year 1999, 2000, and 2001 are as follows:

                                                   Fiscal year ended April 30
                                                --------------------------------
                                                   1999       2000       2001
                                                ---------- ---------- ----------
   Interest paid............................... $1,221,000 $1,452,000 $1,363,000
   Taxes paid..................................  3,042,000  2,379,000    982,000

12. Quarterly Results Of Operations (Unaudited)

   A summary of the unaudited quarterly results of operations follows (in thousands, except per share amounts):

                                             First   Second    Third   Fourth
                                            Quarter  Quarter  Quarter  Quarter
                                            -------  -------  -------  -------
   Fiscal Year 2000
   Product sales........................... $27,058  $24,870  $24,832  $26,658
   Contract revenue........................   1,362    2,487    3,104    2,445
   Net revenue.............................  28,420   27,357   27,936   29,103
   Cost of product sales...................  17,815   15,846   17,090   19,049
   Gross profit on product sales...........   9,243    9,024    7,742    7,609
   Research and development expense........   3,015    3,618    3,909    5,035
   Net income (loss).......................   1,554    1,503      792     (783)
   Net income (loss) per share: (1)
     Basic................................. $  0.18  $  0.18  $  0.09  $ (0.09)
     Diluted............................... $  0.18  $  0.17  $  0.09  $ (0.09)

                                             First   Second    Third   Fourth
                                            Quarter  Quarter  Quarter  Quarter
                                            -------  -------  -------  -------
   Fiscal Year 2001
   Product sales........................... $26,599  $22,656  $20,928  $25,804
   Contract revenue........................   2,669    2,695    1,116    1,430
   Net revenue.............................  29,268   25,351   22,044   27,234
   Cost of product sales...................  17,995   15,866   14,918   20,172
   Gross profit on product sales...........   8,604    6,790    6,010    5,632
   Research and development expense........   5,998    7,243    8,979   10,336
   Net loss................................    (609)  (1,382)  (4,351)  (6,761)
   Net loss per share: (1)
     Basic................................. $ (0.07) $ (0.13) $ (0.42) $ (0.66)
     Diluted............................... $ (0.07) $ (0.13) $ (0.42) $ (0.66)

--------
(1) Per common share amounts for the quarters and full years have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period and, with regard to diluted per common share amounts only, because of the effect of potentially dilutive securities only in the periods in which the effect would have been dilutive.

                            IMPCO TECHNOLOGIES, INC.

13. Subsequent Events

   On June 12, 2001, the Company announced a strategic alliance between its Quantum subsidiary and General Motors in which General Motors would acquire an equity position in the Quantum subsidiary. The strategic alliance with General Motors is conditioned on a proposed spin-off of Quantum, which the Company intends to accomplish by means of a tax-free distribution of Quantum common stock to its stockholders by the end of the 2001 calendar year. The proposed spin-off will be subject to numerous conditions, including the receipt of a financial opinion from an underwriter, the receipt of an opinion from the Company's tax counsel or a private letter ruling from the Internal Revenue Service to the effect that the spin-off will be tax-free to the Company's stockholders for federal income tax purposes, and a final assessment by the Company and tax counsel that the proposed spin-off will be tax free to the Company for federal income tax purposes.

   The Company believes that the measurement date, as defined in Accounting Principles Board Opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," regarding the intended spin-off of Quantum has not been reached due to the absence of a formal plan to dispose of Quantum and the uncertainty of a tax-free spin-off. As a result, at April 30, 2001, an accrual has not been made for the expected operating activities of Quantum between a measurement date and a disposal date. For the fiscal year ended April 30, 2001, the Quantum division had revenues of approximately $23.4 million and an operating loss of approximately $21.5 million (see Note 9).

                            IMPCO TECHNOLOGIES, INC.

        UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   On June 12, 2001, we announced a strategic alliance between our Quantum subsidiary and General Motors in which General Motors would acquire an equity position in our Quantum subsidiary. The strategic alliance with General Motors is conditioned on our spin-off of Quantum, which we announced on June 14, 2001. We intend to accomplish the spin-off by means of a tax-free distribution of Quantum common stock to our stockholders by the end of the 2001 calendar year. The spin-off is subject to a number of conditions, including the receipt of an opinion from our tax counsel or a private letter ruling from the Internal Revenue Service that the spin-off will be tax-free to our stockholders for federal income tax purposes. We cannot assure you that the spin-off will occur as planned, if at all. In the event the spin-off of Quantum is not consummated, both Quantum and General Motors intend to establish an alliance in another arrangement.

   The following unaudited pro forma condensed consolidated financial statements have been prepared to illustrate the effect of our intended spin-off of Quantum in accordance with Article 11 of Regulation S-X. The unaudited pro forma condensed consolidated balance sheet illustrates the post spin-off balance sheet of IMPCO Technologies, Inc. as of April 30, 2001. The unaudited pro forma condensed consolidated statement of income illustrates the post spin-off statement of income of IMPCO Technologies, Inc. for the year ended April 30, 2001 as if the spin-off had occurred on May 1, 2000.

   The pro forma adjustments are based upon available information and upon certain assumptions that management believes are reasonable under the circumstances. The unaudited pro forma condensed consolidated financial statements should be read in conjunction with the historical financial statements of IMPCO Technologies, Inc., and the notes thereto. The unaudited pro forma condensed consolidated financial statements do not purport to represent what our actual results of operations or actual financial position would have been if the spin-off of Quantum in fact occurred on such dates or to project our results of operations or financial position for any such future period or date.

                            IMPCO TECHNOLOGIES, INC.

            UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                                 April 30, 2001

                                                                   Pro forma
                                                                     IMPCO
                                                      Historical   excluding
                                           IMPCO      Quantum(1)    Quantum
                                        ------------  ----------- ------------
                ASSETS
                ------
Current Assets:
 Cash.................................. $ 16,591,415  $     4,300 $ 16,587,115
 Accounts receivable, less allowance
  for doubtful accounts................   24,464,971    9,226,611   15,238,360
 Inventories...........................   31,350,995    9,125,998   22,224,997
 Deferred tax assets...................    2,168,679                 2,168,679
 Other current assets..................    5,060,028    1,756,955    3,303,073
                                        ------------  ----------- ------------
   Total current assets................   79,636,088   20,113,864   59,522,224
Equipment & leasehold improvements:
 Dies, molds and patterns..............    7,140,156    1,845,936    5,294,220
 Machinery and equipment...............   12,388,246    6,524,915    5,863,331
 Office furnishings and equipment......   14,207,561    7,328,737    6,878,824
 Automobiles and trucks................      528,917      181,035      347,882
 Leasehold improvements................    4,478,685    2,192,525    2,286,160
                                        ------------  ----------- ------------
                                          38,743,565   18,073,148   20,670,417
 Less accumulated depreciation and
  amortization.........................   18,690,053    5,371,524   13,318,529
                                        ------------  ----------- ------------
   Net equipment and leasehold
    improvements.......................   20,053,512   12,701,624    7,351,888
Intangibles arising from acquisitions,
 net...................................    9,534,994          --     9,534,994
Deferred tax assets....................   10,601,227          --    10,601,227
Other assets...........................      936,843          --       936,843
                                        ------------  ----------- ------------
                                        $120,762,664  $32,815,488 $ 87,947,176
                                        ============  =========== ============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 ------------------------------------

Current liabilities:
 Accounts payable...................... $ 11,713,680  $ 6,673,095 $  5,040,585
 Accrued payroll obligations...........    3,881,500    1,268,772    2,612,728
 Other accrued expenses................    2,735,528      603,891    2,131,637
 Current lines of credit...............    6,078,205          --     6,078,205
 Current maturities of long-term debt
  and capital leases...................    3,680,158    1,847,590    1,832,568
                                        ------------  ----------- ------------
   Total current liabilities...........   28,089,071   10,393,348   17,695,723
Lines of credit........................          --           --           --
Term loans.............................    6,870,693    5,250,000    1,620,693
Capital leases.........................    1,127,583      180,533      947,050
Deferred tax liabilities...............          --           --           --
Minority interest......................    2,044,122          --     2,044,122
Stockholders' equity:
 Preferred stock.......................          --           --           --
 Common stock..........................       10,294          --        10,294
 Additional paid-in capital relating
  to common stock......................  102,831,566   16,991,607   85,839,959
 Shares held in trust..................     (142,710)         --      (142,710)
 Notes receivable from officers........   (3,913,854)         --    (3,913,854)
 Retained earnings (accumulated
  deficit).............................  (12,434,966)         --   (12,434,966)
 Accumulated other comprehensive
  income...............................   (3,719,135)         --    (3,719,135)
                                        ------------  ----------- ------------
   Total stockholders' equity..........   82,631,195   16,991,607   65,639,588
                                        ============  =========== ============
                                        $120,762,664  $32,815,488 $ 87,947,176
                                        ============  =========== ============

                            IMPCO TECHNOLOGIES, INC.

         UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME
                        Fiscal Year Ended April 30, 2001

                                                                        Pro Forma
                                                                          IMPCO
                                         Historical    Pro Forma        excluding
                             IMPCO      Quantum (1)   Adjustments        Quantum
                          ------------  ------------  ------------     -----------
Revenue:
  Product sales.........  $ 95,986,664  $ 15,447,389  $        --      $80,539,275
  Contract revenue......     7,910,540     7,910,540           --              --
                          ------------  ------------  ------------     -----------
    Net revenue.........   103,897,204    23,357,929           --       80,539,275
                          ------------  ------------  ------------     -----------
Costs and expenses:
  Cost of product
   sales................    68,951,003    19,452,343           --       49,498,660
  Research and
   development expense..    32,556,371    21,086,103     5,600,588 (2)   5,869,680
  Selling, general and
   administrative
   expense..............    24,060,425     4,342,106     1,157,016 (3)  18,561,303
                          ------------  ------------  ------------     -----------
    Total costs and
     expenses...........   125,567,799    44,880,552     6,757,604      73,929,643
                          ------------  ------------  ------------     -----------
Operating income
 (loss).................   (21,670,595)  (21,522,623)    6,757,604       6,609,632
Interest expense........     1,417,281       329,284           --        1,087,997
Interest income.........    (1,308,921)          --            --       (1,308,921)
                          ------------  ------------  ------------     -----------
Income (loss) before
 income taxes, minority
 interest in income of
 consolidated
 subsidiaries and
 dividends..............   (21,778,955)  (21,851,907)    6,757,604       6,830,556
Income tax expense
 (benefit)..............    (8,929,370)          --    (11,832,356)(4)   2,902,986
Minority interest in
 income of consolidated
 subsidiaries...........       253,064           --            --          253,064
                          ------------  ------------  ------------     -----------
Net income (loss)
 applicable to common
 stock..................  $(13,102,649) $(21,851,907) $ (5,074,752)    $ 3,674,506
                          ============  ============  ============     ===========
Net income (loss) per
 share:
  Basic.................  $      (1.32)                                $      0.34
  Diluted...............  $      (1.32)                                $      0.32

Number of shares used in
 per share computation:
  Basic.................     9,934,700                                   9,934,700
  Diluted...............     9,934,700                                  10,767,369

    NOTES TO UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pro Forma Balance Sheet

  1) Assets and liabilities directly attributable to Quantum at April 30, 2001. Additional paid-in capital represents the net book value of Quantum.

Pro Forma Statement of Income

  1) Quantum historical operating results for the fiscal year ended April 30, 2001.

  2) Specifically identified portion of historical corporate research and development expense directly attributable to Quantum for the fiscal year ended April 30, 2001. The adjusted amount does not include any portion of expected on-going expenses of IMPCO.

  3) Specifically identified portion of corporate general and administrative expense directly attributable to Quantum for the fiscal year ended April 30, 2001. The adjusted amount does not include any portion of expected on-going expenses of IMPCO.

  4) The adjustment to income taxes represents the effect of Quantum research and development credits and operating losses. The effective income tax rate for IMPCO primarily represents the federal statutory rate plus state and foreign income taxes.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 30, 2001.

                                          IMPCO TECHNOLOGIES, INC.

                                                 /s/ Robert M. Stemmler
                                          By: _________________________________
                                            Name: Robert M. Stemmler
                                            Title:Chief Executive Officer and
                                                  Chairman of the Board

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Signature                          Title                       Date
            ---------                          -----                       ----

   /s/ Robert M. Stemmler          Chief Executive Officer and        July 30, 2001
_________________________________   Chairman of the Board
       Robert M. Stemmler           (Principal Executive
                                    Officer)

    /s/ William B. Olson           Chief Financial Officer and        July 30, 2001
_________________________________   Treasurer (Principal
        William B. Olson            Financial Officer)

    /s/ Timothy S. Stone           Corporate Controller               July 30, 2001
_________________________________   (Principal Accounting
        Timothy S. Stone            Officer)

     /s/ Norman L. Bryan           Director                           July 30, 2001
_________________________________
         Norman L. Bryan

       /s/ Paul Mlotok             Director                           July 30, 2001
_________________________________
           Paul Mlotok

   /s/ J. David Powers III         Director                           July 30, 2001
_________________________________
       J. David Powers III

     /s/ Don J. Simplot            Director                           July 30, 2001
_________________________________
         Don J. Simplot

                                    EXHIBITS

 Exhibit No. Description                                               Note No.
 ----------- -----------                                               --------
  2.1        Deed of Sale of Business by and among IMPCO                (7)
              Technologies Pty. Limited, as buyer, and Ateco
              Automotive Pty Limited, as seller, dated as of July 1,
              1996.

  2.2        Deed of Release by and among IMPCO Technologies, Inc.      (7)
              and Ateco Automotive Pty Limited dated as of July 1,
              1996.

  2.3        Shareholders Agreement for Gas Parts (NSW) Pty Limited     (7)
              by and among IMPCO Technologies Pty. Limited, Gas
              Parts Pty Limited and Gas Parts (NSW) Pty. Limited,
              dated as of July 4, 1996.

  3.1        Certificate of Incorporation, as currently in effect.      (1)

  3.2        Bylaws adopted July 22, 1998.                              (13)

  4.1        Stockholders' Protection Rights Agreement dated as of      (12)
              June 30, 1999 between IMPCO Technologies, Inc. and
              ChaseMellon Stockholder Services, L.L.C., as Rights
              Agent.

 10.1        Lease between L-W Income Properties and IMPCO              (2)
              Technologies, Inc. dated May 10, 1989.

 10.2+       1989 Incentive Stock Option Plan.                          (3)

 10.3+       1991 Executive Stock Option Plan dated November 5,         (4)
              1991, among AirSensors, Inc., as the Company, and
              Bertram R. Martin, James J. Mantras and Dale L.
              Rasmussen, as Optionees.

 10.4        First Amendment to Lease dated April 19, 1993, between     (5)
              L-W Income Properties and IMPCO Technologies, Inc.

 10.5+       1993 Stock Option Plan for Non-employee Directors.         (6)

 10.6+       Amendment to 1989 Incentive Stock Option Plan.             (6)

 10.7+       1996 Incentive Stock Option Plan.                          (8)

 10.8+       1997 Incentive Stock Option Plan.                          (9)

 10.9        Lease between Klein Investments, Family Limited            (10)
              Partnership, as lessor, and IMPCO Technologies, Inc.,
              as lessee, dated August 18, 1997.

 10.10       Amendment dated March 18, 1998 to Loan agreement dated     (10)
              October 7, 1998 between Bank of America National Trust
              and Savings, as lender, and IMPCO Technologies, Inc.,
              as the borrower.

 10.11       Amendment dated April 29, 1998 to Loan agreement dated     (10)
              October 7, 1998 between Bank of America National Trust
              and Savings, as lender, and IMPCO Technologies, Inc.,
              as the borrower.

 10.12       Loan Agreement for IMPCO Technologies, B.V. as             (10)
              borrower, and Bank of America National Trust and
              Savings Association, acting through its Amsterdam
              branch, as lender, dated as of April 27, 1998.

 10.13       Loan Agreement dated September 11, 1998 between Bank of    (11)
              America National Trust and Savings Association, as
              lender, and IMPCO Technologies, Inc., as the borrower.

 Exhibit No. Description                                               Note No.
 ----------- -----------                                               --------
 10.14       Amendment to lease between Klein Investments, Family       (13)
              Limited Partnership, as lessor, and IMPCO
              Technologies, Inc., as lessee, dated March 9, 1999.

 10.15       Loan Agreement between IMPCO Tech Japan KK, as             (13)
              borrower, and, Hongkong and Shanghai Banking
              Corporation Ltd., Osaka Branch., as lender, dated as
              of March 29, 1999.

 10.16+      Employment Agreement dated April 1, 1999, between IMPCO    (13)
              Technologies, Inc., as the Company, and Robert M.
              Stemmler, as the Employee.

 10.17       Amended Loan Agreement between IMPCO Technologies,         (14)
              Inc., as borrower and Bank of America N.A. as lender,
              dated September 13, 1999.

 10.18       Intentionally Omitted.

 10.19       Amendment No. 3 to Business Loan Agreement by and          (15)
              between Bank of America, N.A. and IMPCO Technologies,
              Inc. dated as of June 13, 2000.

 10.20       Lease dated as of March 31, 2000, by and between Braden    (16)
              Court Associates and IMPCO Technologies, Inc.

 10.21       Amendment No. 4 to Business Loan Agreement by and          (18)
              between Bank of America, N.A. and IMPCO Technologies,
              Inc. dated as of September 12, 2000.

 10.22       Amendment No. 5 to Business Loan Agreement between Bank    (18)
              of America, N.A. and IMPCO Technologies, Inc. dated as
              of December 13, 2000.

 10.23       Amendment No. 6 to Business Loan Agreement between Bank    (19)
              of America, N.A. and IMPCO Technologies, Inc. dated as
              of March 12, 2001.

 10.24       Promissory Note Issued by Robert Stemmler to Registrant    (17)
              dated March 15, 2001.

 10.25       Promissory Note Issued by Dale Rasmussen to Registrant     (17)
              dated March 15, 2001.

 10.26       Promissory Note Issued by Syed Hussain to Registrant       (17)
              dated March 15, 2001.

 10.27       Security Agreement and Agreement Not to Exercise           (17)
              Options entered into between Robert Stemmler and
              Registrant dated March 15, 2001.

 10.28       Security Agreement and Agreement Not to Exercise           (17)
              Options entered into between Dale Rasmussen and
              Registrant dated March 15, 2001.

 10.29       Security Agreement and Agreement Not to Exercise           (17)
              Options entered into between Syed Hussain and
              Registrant dated March 15, 2001.

 10.30       Deed of Trust Executed by Dale Rasmussen regarding         (17)
              personal residence.

 10.31+      Corporate Alliance Agreement dated June 12, 2001           (21)
              between Quantum Technologies Worldwide, Inc. and
              General Motors Corporation.

 10.32       Master Technical Agreement dated June 12, 2001 between     (21)
              Quantum Technologies Worldwide, Inc. and General
              Motors Corporation.

 10.33       Stock Transfer Agreement dated June 12, 2001 between       (21)
              Quantum Technologies Worldwide, Inc. and General
              Motors Corporation.

 10.34       Registration Rights Agreement dated June 12, 2001          (21)
              between Quantum Technologies Worldwide, Inc. and
              General Motors Corporation.

 10.35       Amended and Restated Business Loan Agreement dated as      (1)
              of April 30, 2001 among IMPCO Technologies, Inc.,
              Quantum Technologies, Inc. and Bank of America, N.A.

 10.36+      2000 Incentive Stock Option Plan.                          (20)

 10.37       IMPCO and GM Teaming Agreement, dated July 30, 1997 by     (22)
              the Company and General Motors Corporation.

 21.1        Subsidiaries of the Company.                               (1)

 23.1        Consent of Ernst & Young LLP.                              (1)

--------
 (1) Filed herewith.

 (2) Incorporated by reference from Form 10-K for fiscal year 1989.

 (3) Incorporated by reference from Form 10-K for fiscal year 1990.

 (4) Incorporated by reference from Form 10-K for fiscal year 1992.

 (5) Incorporated by reference from Form 10-K for fiscal year 1993.

 (6) Incorporated by reference from Form 10-K for fiscal year 1994.

 (7) Incorporated by reference from 8-K/A dated July 1, 1996.

 (8) Incorporated by reference from Form 10-K for fiscal year 1997.

 (9) Incorporated by reference from Proxy Statement for fiscal year 1997.

(10) Incorporated by reference from Form 10-K for fiscal year 1998.

(11) Incorporated by reference from Form 10-Q for period ended October 31, 1998.

(12) Incorporated by reference from Form 8-K dated June 30, 1999.

(13) Incorporated by reference from Form 10-K for fiscal year 1999.

(14) Incorporated by reference from Form 10-Q for the period ended December 7, 1999.

(15) Incorporated by reference from Form S-3/A (file No. 333-34366), filed with the Commission on June 14, 2000.

(16) Incorporated by reference from Form 10-K for fiscal year 2000.

(17) Incorporated by reference from Form 8-K dated March 26, 2001.

(18) Incorporated by reference from Form 10-Q for the period ended October 31, 2000.

(19) Incorporated by reference from Form 10-Q for the period ended January 31, 2001.

(20) Incorporated by reference from Proxy Statement for fiscal year 2000.

(21) Incorporated by reference from Form S-3/A (file No. 333-63726), filed with the Commission on July 9, 2001.

(22) Incorporated by reference from Form S-3 (file No. 333-34364), filed with the Commission on April 7, 2000.

+    Management contract or compensatory plan or arrangement.

+ Certain information in this exhibit has been omitted and filed separately with The Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.