Form 10-K/A
period 2001-04-30
IMPCO TECHNOLOGIES INC
filed 2001-08-28
CIK 790708

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-K/A
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended April 30, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition period from _________ to _________.

                        Commission file number: 0-16115


                           IMPCO TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)

              Delaware                                    91-1039211
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

                16804 Gridley Place, Cerritos, California 90703
         (Address of principal executive offices, including zip code)

                                (562) 860-6666
             (Registrant's telephone number, including area code)


          Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
     -------------------               -----------------------------------------
             None                                        N/A

          Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, $0.001 par value per share


     Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment the Form 10-K. [_]

     The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of August 24, 2001 was approximately $179,635,348 based upon the closing sale price of the Registrant's Common Stock on such date, as reported on the Nasdaq National Market. Shares of Common Stock held by each executive officer and director and each person owning more than 10% of the outstanding Common Stock of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of August 24, 2001, the Registrant had 10,511,138 shares of Common Stock, $.001 par value per share, outstanding.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding our directors and executive officers as of July 31, 2001:

     Name                                                       Age    Position
     ----                                                       ---    --------
     Robert M. Stemmler.....................................     65    Chairman of the Board of Directors, President and
                                                                       Chief Executive Officer
     Dale L. Rasmussen......................................     51    Senior Vice President and Secretary
     Syed Hussain...........................................     48    Vice President of Technology and Quantum
                                                                       Division
     Dennis D. Hartman......................................     58    Vice President of the Gaseous Fuel Products Division
     Donald L. Dominic......................................     59    Vice President and General Counsel
     William B. Olson.......................................     38    Vice President, Treasurer and Chief Financial
                                                                       Officer
     Norman L. Bryan (1)....................................     59    Director
     Paul Mlotok (1)........................................     56    Director
     J. David Power III (2)(3)..............................     70    Director
     Don J. Simplot (2)(3)..................................     65    Director

_______________
(1) Member of the Audit Committee
(2) Member of the Compensation Committee
(3) Member of the Nominating Committee

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

     J. David Power III has served as a director since August 2000. He is the founder of J.D. Power and Associates where he has served as Chairman since 1996. Mr. Power has previously worked with Ford Motor Company, General Motors Corporation, and J.I. Case Company. Mr. Power was a recipient of the Automotive Hall of Fame's Distinguished Service Citation. Mr. Power serves as a director of The Cobalt Group, Inc. Mr. Power graduated from the College of Holy Cross, has an M.B.A. from The Wharton School of Finance at the University of Pennsylvania, and holds honorary doctorate degrees from College of the Holy Cross, California Lutheran University, and California State University, Northridge.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors and executive officers, and persons who own more than 10% of the Company's Common Stock to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Executive officers, Directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company or advice that no filings were required, during fiscal year 2001 all executive officers, Directors and greater than 10% beneficial owners complied with the Section 16(a) filing requirements, except that Doug Toms failed to report three transactions on Form 4 and subsequently reported those transactions on a Form 5, and each of our executive officers and directors filed late Form 5s reporting option grants they received during the 2001 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth all compensation paid or accrued during each of the Company's last three fiscal years to the Company's chief executive officer and the Company's four other most highly compensated executive officers whose annual compensation exceeded $100,000 for the last fiscal year (the "Named Executive Officers").

                          Summary Compensation Table

                                                                                     Long-Term
                                                          Annual Compensation       Compensation
                                                                                     Securities
                                                                                     Underlying           All Other
     Name and Principal Position               Year     Salary($)(1)   Bonus($)     Options(2)(#)      Compensation($)
     ---------------------------               ----     -----------    --------     ------------       --------------
     Robert M. Stemmler.....................    2001      $332,423    $101,000          20,520           $68,016(3)
       President and Chief                      2000       308,233     127,000             452            39,164
       Executive Officer                        1999       239,255     120,000             476            33,439

     Dale L. Rasmussen......................    2001      $133,789    $ 28,000          10,440           $19,804(4)
       Senior Vice President                    2000       125,000      33,000             452            15,885
       and Secretary                            1999       103,885      22,000               0            15,763

     Syed Hussain...........................    2001      $250,962   $ 194,200          40,000           $12,135(5)
       Vice President of Technology             2000       203,846      49,000          10,000            12,198
       and Quantum Division                     1999       159,615      27,000              --            12,261

     William B. Olson.......................    2001      $142,500    $ 36,000          20,000           $13,263(6)
       Vice President                           2000       121,638      41,000          20,000             4,046
       and Chief Financial Officer              1999        81,938      11,000              --               846

     Dennis D. Hartman......................    2001      $183,116    $ 23,000           6,166           $21,561(7)
       Vice President of Gaseous Fuel           2000       170,000      45,000          20,153            19,131
       Products Division                        1999       120,769      37,000             112             1,575

__________________
(1) Includes amounts deferred by executive officers pursuant to the Employee Savings Plan and Deferred Compensation Plan.

(2)  Includes options under the Company's Incentive Stock Option Plans.

(3) Includes a group term life insurance premium of $19,892, an automobile allowance of $12,000, a matching contribution of $5,492 pursuant to the Employee Savings Plan, a matching contribution of $12,613 pursuant to the Deferred Compensation Plan, a Company-paid car lease of $17,029, and $990 of tax preparation and planning fees.

(4) Includes a group term life insurance premium of $1,170, a matching contribution of $2,307 pursuant to the Employee Savings Plan, a matching contribution of $4,327 pursuant to the Deferred Compensation Plan and an automobile allowance of $12,000.

(5) Includes a group term life insurance premium of $135 and an automobile allowance of $12,000.

(6) Includes a group term life insurance premium of $81, a matching contribution of $6,720 pursuant to the Employee Savings Plan, an automobile allowance of $6,462.

(7) Includes a group term life insurance premium of $387, a matching contribution of $5,985 pursuant to the Employee Savings Plan, a matching contribution of $3,189 pursuant to the Deferred Compensation Plan and an automobile allowance of $12,000.

                     Option/Grants During Fiscal Year 2001

     The following table describes the options to acquire shares of our Common Stock that were granted to the Named Executive Officers in fiscal year 2001:

                                                      Individual Grants                    Potential Realizable
                                       ------------------------------------------------
                                       Number of     % of Total                              Value at Assumed
                                       Securities      Options     Exercise               Annual Rates of Stock
                                       Underlying    Granted to     or Base               Price Appreciation for
                                        Options     Employees in     Price   Expiration       Option Term(3)
                                                                                              --------------
     Name                              Granted(1)  Fiscal Year(2)   ($/Sh)      Date       5%($)        10%($)
     ----                              ---------   -------------    ------      ----       -----        -----
     Robert M. Stemmler..............    20,000         5.6%         $10.75   12/20/10   $ 135,208     $ 342,656
                                            520(4)       *            12.00    1/2/11        3,924         9,943
     Dale L. Rasmussen...............    10,000         2.8%          10.75   12/20/10      67,603       171,328
                                            440(4)       *            12.00    1/2/11        3,321         8,413
     Syed Hussain....................    20,000         5.6%          10.75   12/20/10     135,208       342,656
                                         20,000         5.6%          14.31    3/21/11     179,990       456,126
     William B. Olson................    20,000         5.6%          10.75   12/20/10     135,208       342,656
     Dennis D. Hartman...............     6,000         1.7%          10.75   12/20/10      40,561       102,797
                                            166(4)       *            12.00    1/2/11        1,253         3,173

__________________
 *   Less than 1%

(1) Options are granted at the fair market value of our Common Stock on the date of grant and vest cumulatively at the rate of 40% after the first two years following the date of the grant and 20% each year thereafter so that the employee is 100% vested after five years. However, if employment terminates due to death or disability, retirement at or after age 62, or termination without cause, then options vest at the rate of 25% for each full calendar year of employment. Options may be exercised only while an optionee is employed by us, or within three months following termination of employment. If termination results from death or disability, options may be exercised within one year of the termination date. In no event may options be exercised more than ten years after date of grant. In the event of a change of control of the Company, the Board may in its sole discretion give all or certain optionees the right to exercise all or any portion of their unvested options.

(2) Based on an aggregate of 356,453 options granted to employees during the fiscal year.

(3) The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent our estimate or projection of our future common stock prices.

(4) Represents options granted to officers participating in the Deferred Compensation Plan. We matched 50% of each participant's annual deferred compensation contribution under the Deferred Compensation Plan and approximately 50% of our matching contribution is in the form of options under our 2000 Incentive Stock Option Plan.

  Aggregated Option Exercises In Last Fiscal Year And Fiscal Year-End Option
                                    Values

     The following table sets forth information concerning exercises of stock options during fiscal year 2001 and the value of unexercised options held by the Company's Named Executive Officers.

                                                              Number of Securities             Value of Unexercised
                                   Shares        Value     Underlying Unexercised Options     In-the-Money Options at
                                 Acquired on   Realized      at Fiscal Year-End (#)              Fiscal Year-End(2)
     Name                         Exercise(#)    ($)(1)      Exercisable  Unexercisable       Exercisable  Unexercisable
     ----                         -----------    ------      -----------  -------------       -----------  -------------
     Robert M. Stemmler.........    3,572       $ 76,577       299,777      112,973           $4,689,652    $1,775,585
     Dale L. Rasmussen..........       --             --        47,100       35,792              774,570       547,325
     Syed Hussain...............       --             --        44,600       93,400              728,054     1,299,480
     William B. Olson...........       --             --        16,000       44,000              250,840       610,560
     Dennis D. Hartman..........       --             --        20,456       39,975              292,947       548,418

__________________
(1) Calculated by determining the difference between the fair market value of the Common Stock underlying the options on the date each option was exercised and the exercise price of the options.

(2) Calculated by determining the difference between the fair market value of the Common Stock underlying the options on April 30, 2001 and the exercise price of the options.

Compensation of Directors

     Each Director who is not an employee of the Company is paid an attendance fee of $1,000, plus out-of-pocket expenses, for each board or committee meeting attended. In addition, the Chairs of the Audit, Compensation and Nominating Committees are paid an annual fee of $3,000.

     During the 2001 fiscal year, we granted options to purchase 8,000 shares of Common Stock to each of Messrs. Bryan, Mlotok, Simplot, Ulrich Ruetz and Douglas Toms and options to purchase 20,000 shares of Common Stock to J. David Power, each at a price of $12.80 per share. Option exercise prices are the higher of
(i) the average market value of the stock for the 15 trading days following the date of grant and (ii) the market value on the fifteenth trading day following the date of grant. Options are not assignable and vest cumulatively at the rate of 25% annually, beginning on the first anniversary date of grant. However, if a Director dies, becomes disabled or retires at age 62 or later, then options vest at the rate of 25% for each full calendar year in which the optionee served as one of our Directors. Options must be exercised while serving as a Director or within three months following termination as Director, unless termination results from death or disability, in which case options may be exercised during the one-year period following termination. In no event may options be exercised more than ten years after the date of grant.

Employment Agreements

     The Company entered into an Employment Agreement with Mr. Stemmler for a term of three consecutive 12-month periods commencing on April 1, 1999. It requires payment of an annual base salary of $300,000 during the first 12 months, $330,000 during the second 12 months and $360,000 during the third 12 months, and payment of incentive compensation under the Company's Bonus Incentive Plan unless the Board of Directors approves another cash bonus plan which supersedes the Bonus Incentive Plan. It also provides for certain benefits, including term life insurance of $750,000, disability insurance and a car allowance. The Employment Agreement is subject to termination events, which include Mr. Stemmler's resignation and the Company's right to terminate him. If terminated without cause, Mr. Stemmler is entitled to cash payments and benefits that he would have otherwise been entitled to during the 18 months following termination, and if termination is without cause following a change in ownership of the Company, Mr. Stemmler is entitled to such cash payments and benefits for 24 months following termination.

Compensation Committee Interlocks and Insider Participation

     During fiscal year 2001, the Compensation Committee consisted, at various times, of Ulrich Ruetz, a resigned Director, and Mr. Simplot and Mr. Power. None of these persons is or has been an officer or employee of the Company or any of its subsidiaries. In addition, there are no Compensation Committee interlocks between the Company and other entities involving the Company's executive officers and Directors who serve as executive officers of such entities.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The following report on executive compensation is furnished by the Board of Directors. In fiscal year 2001, as in prior years, the nonmanagement members of the Board of Directors determined the compensation to be paid to the Company's executive officers.

Fiscal Year 2001 Compensation

  Compensation Philosophy

     Compensation of the executive officers is designed to link compensation directly to the Company's growth and financial performance. Compensation consists of base compensation, a Bonus Incentive Plan and options under the Incentive Stock Option Plans. The objective of these three elements, taken together, is to provide reasonable base compensation and to retain, recognize and reward superior performance. The compensation philosophy also ensures that the Company provides a comprehensive compensation package that is competitive in the marketplace.

     Bonus Incentive Plan

          Officers (and other employees) participate in a Bonus Incentive Plan. Each officer is eligible to receive a discretionary bonus based upon individually established performance goals. Officers (and other employees) are also eligible to receive stock option grants, which are intended to promote success by aligning employee financial interests with long-term shareholder value. Stock option grants are based on various subjective factors primarily relating to the responsibilities of the individual officers, and also to their expected future contributions and prior option grants.

     Deferred Compensation Plan

          The Board of Directors has adopted a Deferred Compensation Plan to provide a select group of highly compensated management employees and Directors with the opportunity to participate in a deferred compensation program. Under the Plan, participants may defer up to 100% of their base compensation and bonuses. The Company is required to make certain matching contributions, a portion of which is options to purchase the Company's Common Stock granted under the Incentive Stock Option Plans and another portion is shares of the Company's Common Stock, subject to vesting provisions. The options are granted on the first day of each calendar year and the exercise price is the closing price on the Nasdaq National Market on the first trading day of the calendar year. The Plan is not qualified under Section 401 of the Internal Revenue Code. The Company will pay participants upon retirement or termination of employment an amount equal to the amount of the deferred compensation plus investment returns and vested shares of the Company's Common Stock.

     CEO Compensation

          Robert M. Stemmler has served as Chief Executive Officer pursuant to a three year Employment Agreement which commenced April 1, 1999. Pursuant to that Employment Agreement, he was paid a base salary at an annual rate of $330,000 in fiscal year 2001. In addition to the base salary, Mr. Stemmler was eligible for an annual cash bonus under the Bonus Incentive Plan. Mr. Stemmler's bonus for fiscal year 2001 was $101,000.

     Other Executive Officers

          In reviewing and approving base salaries for the executive officers, the Compensation Committee relies on independent industry surveys to assess the Company's salary competitiveness and salary range for each position. Base salary is based upon individual performance, experience, competitive pay practices and level of responsibilities. Base salaries in fiscal year 2001 reflected the Committee's determination of compensation levels required to remain competitive, given each executive officer's performance, the Company's performance and the competitive environment for executive talent.

          The foregoing report was made by the members of the Compensation Committee as of March 18, 2001.

                                           Don J. Simplot, Chair
                                           J. David Power III

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


                                    [GRAPH]

                               Value at April 30
                               -----------------

                                                                       Nasdaq
            Value at                                                   Trucking
            April 30           IMPCO                Nasdaq          Transportation
            --------           -----                ------          --------------
               1996            100.0                100.0                100.0
               1997             92.5                105.8                 98.0
               1998            149.3                158.2                144.4
               1999            101.5                217.0                149.1
               2000            241.8                328.8                120.0
               2001            285.4                179.7                107.6


     The foregoing report of the Compensation Committee of the Board of Directors on executive compensation and the performance graph that appears above shall not be deemed to be soliciting material or to be filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, or incorporated by reference in any document so filed.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information with respect to the beneficial ownership of our outstanding Common Stock as of July 31, 2001 by:

     . each person who is the beneficial owner of more than 5% of the Company's capital stock;

     .    each of the Company's Directors;

     . the Company's chief executive officer and the Company's four other most highly compensated executive officers whose annual compensation exceeded $100,000 for the last fiscal year (the "Named Executive Officers"); and

     .    all of the Company's executive officers and Directors as a group.

            Except as otherwise indicated, all of the shares indicated in the table are shares of Common Stock and each beneficial owner has sole voting and investment power with respect to the shares set forth opposite its name. This percentage ownership included in the following is based on 10,442,347 shares of Common Stock outstanding as of July 31, 2001.

                                                                                              Shares Beneficially Owned
                                                                                              -------------------------

     Name of Beneficial Owner                                                                  Number            Percent
     -----------------------                                                                   -----             -------
     5% Stockholders:
     Kern Capital Management, LLC..................................................            832,800  (1)          8.0%
     BERU Aktiengesellschaft.......................................................          1,130,614  (2)         10.8

     Directors and Executive Officers:
     Norman L. Bryan...............................................................             31,000  (3)          *
     Donald L. Dominic.............................................................             34,039  (4)          *
     Dennis D. Hartman.............................................................             35,856  (5)          *
     Syed Hussain..................................................................            182,458  (6)          1.7
     Paul Mlotok...................................................................             20,000  (7)          *
     William B. Olson..............................................................             25,600  (8)          *
     J. David Power III............................................................                      0           *
     Dale L. Rasmussen.............................................................            203,191  (9)          1.9
     Don J. Simplot................................................................            325,933 (10)          3.1
     Robert M. Stemmler............................................................            461,007 (11)          4.3
     All executive officers and Directors as a group (10 persons)..................          1,319,084 (12)         11.9%

___________________

     * Less than 1% of the outstanding Common Stock.

(1) Based on a Schedule 13G filed by Kern Capital Management on February 9, 2001. Robert E. Kern Jr. and David G. Kern are principals and controlling members of Kern Capital Management, and as such share voting and dispositive power with respect to the shares held by Kern Capital Management. The address of Kern Capital Management LLC is 114 West 47th Street, Suite 1926, New York, New York 10036.

(2) Based on a Schedule 13D filed by BERU on May 29, 2001. The address of BERU Aktiengesellschaft is Moerikestrasce 155, Ludwigsburg, Germany.

(3) Includes 30,000 shares issuable upon exercise of outstanding options that are exercisable within 60 days after July 31, 2001.

(4) Represents shares issuable upon exercise of outstanding options that are exercisable within 60 days after July 31, 2001.

(5) Includes 10,400 shares issuable upon exercise of outstanding options that are exercisable within 60 days after July 31, 2001.

(6) Includes 68,600 shares issuable upon exercise of outstanding options that are exercisable within 60 days after July 31, 2001.

(7) Represents shares issuable upon exercise of outstanding options that are exercisable within 60 days after July 31, 2001.

(8) Represents shares subject to options issuable upon exercise of outstanding options that are exercisable within 60 days after July 31, 2001.

(9) Includes 59,600 shares issuable upon exercise of outstanding options that are exercisable within 60 days after July 31, 2001.

(10) Includes 30,000 shares issuable upon exercise of outstanding options that are exercisable within 60 days after July 31, 2001.

(11) Includes 339,777 shares issuable upon exercise of outstanding options that are exercisable within 60 days after July 31, 2001.

(12) Includes an aggregate of 618,016 shares issuable upon exercise of outstanding options that are exercisable within 60 days after July 31, 2001.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Options Granted by Certain Stockholders

     On June 5, 1998, Questor Partners Fund, L.P. and its affiliate, Questor Side-by-Side Partners, L.P. (together, "Questor"), purchased shares of the Company's Common Stock and 1993 Series 1 Preferred Stock from the estate and family of a deceased stockholder and on the same day granted separate options (the "Questor Option") to certain officers of the Company to purchase shares of the Company's Common Stock as follows:

          Robert M. Stemmler................................ 113,858
          Syed Hussain...................................... 113,858
          Dale L. Rasmussen.................................  56,928

     Each of the Questor Options had an exercise price of $13.75 per share. The options vested at the rate of 25% annually commencing June 30, 1999. The options would become exercisable upon the earlier of (i) June 5, 2003 or (ii) the sale by Questor of 50% or more of the shares of Common Stock owned by it as of June 5, 1998 (including 614,250 shares of Common Stock into which the Company's 1993 Series 1 Preferred Stock owned by Questor was then convertible). In February 2001, Questor notified the officers that Questor had sold 50% or more of the shares of Common Stock that it had owned as of June 5, 1998, and in March 2001 each of the officers exercised the Questor Options as described below.

Loans

          On March 15, 2001, each of Mr. Stemmler (the Company's President and Chief Executive Officer), Mr. Rasmussen (the Company's Senior Vice President and Secretary) and Mr. Hussain (the Company's Vice President of Technology and Quantum division) exercised his respective Questor Options to purchase IMPCO Common Stock from Questor at $13.75 per share in the following amounts: Mr. Stemmler, 113,858 shares; Mr. Rasmussen, 56,928 shares; and Mr. Hussain, 113,858 shares. To finance the exercise of the Questor Options, the Company extended loans to the officers for the full purchase price of an aggregate of $3,913,854 ($1,565,547 each to Messrs. Stemmler and Hussain and $782,760 to Mr. Rasmussen). The loans were secured by (i) a pledge to the Company of a security interest in and lien upon shares of common stock of the Company (the "Pledged Shares") and certain vested Company nonqualified stock options issued to each such person pursuant to various Company stock option plans (the "NQ Options") and (ii) an agreement not to exercise any vested Company incentive stock options issued to the Reporting Person pursuant to various Company stock option plans ("ISOPs") or to grant any third party any interest in such ISOPs. Additionally, Mr. Rasmussen pledged the equity value of his personal residence as collateral to secure his loan and Messrs. Stemmler and Rasmussen provided collateral to secure Mr. Hussain's loan. Each loan bore interest at 9% per annum with a one year maturity. Each of these loans was repaid in full in July 2001.

     The Company loaned Mr. Hussain $58,000 in June 1999 and an additional $90,000 in December 2000. The loans bore interest at a rate of 5% per annum. The purpose of this loan was for general personal reasons. Mr. Hussain's loans, plus accrued interest, was paid in full in July 2001.

     In December 2000, the Company loaned Mr. Rasmussen $100,000 for general personal reasons. The loan initially bore interest at a rate of 5% per annum (through June 30, 2001) and currently bears interest at a rate of 9% per annum. The loan to Mr. Rasmussen matures September 30, 2001. At July 31, 2001, the outstanding amount of the loan was $103,487.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      IMPCO TECHNOLOGIES, INC.


Dated: August 27, 2001                By: /s/ W. Brian Olson
                                         --------------------------------
                                         W. Brian Olson
                                         Chief Financial Officer and Treasurer
                                         (Principal Financial Officer)