Form 10-Q
period 2001-07-31
IMPCO TECHNOLOGIES INC
filed 2001-09-14
CIK 790708

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

     /x/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended July 31, 2001, or

     / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the transition period from    to

                        Commission File No. 001-15143

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

Number of shares outstanding of each of the issuer's classes of common stock, as of September 13, 2001:

  10,513,138 shares of Common Stock, $.001 par value per share.

INDEX

IMPCO TECHNOLOGIES, INC.


Part I.  Financial Information

      Item 1. Financial Statements (Unaudited)

                  Condensed consolidated balance sheets - April 30, 2001 and July 31, 2001

                  Condensed consolidated statements of operations - Three months ended July 31, 2000 and July 31, 2001

                  Condensed consolidated statements of cash flows - Three months ended July 31, 2000 and July 31, 2001

                  Notes to condensed consolidated financial statements - July 31, 2001

                  Pro Forma condensed consolidated balance sheet - July 31, 2001

                  Pro Forma condensed consolidated statements of operations - July 31, 2001

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Item 3.     Quantitative and Qualitative Disclosure of Market Risk

Part II.  Other Information

      Item 1.     Legal Proceedings

      Item 6.     Exhibits and Reports on Form 8-K

Signatures

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           IMPCO TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       April 30, 2001 and July 31, 2001

                                                                                                 April 30,        July 31,
                                                                                                   2001            2001
                                                                                                   ----            ----
                                                                                                 (Note 1)       (Unaudited)
                                                                                                 --------       -----------
                                            ASSETS
      Current assets:
           Cash and cash equivalents........................................................   $ 16,591,415    $  2,760,319
           Accounts receivable, less allowance for doubtful accounts........................     24,464,971      23,668,584
           Inventories:
                Raw materials and parts.....................................................     20,675,003      18,501,973
                Work-in-process.............................................................        740,972         473,492
                Finished goods..............................................................      9,935,020      16,094,585
                                                                                               ------------    ------------
                   Total inventories........................................................     31,350,995      35,070,050
           Deferred tax assets..............................................................      2,168,679       2,167,954
           Other current assets.............................................................      5,060,028       6,579,032
                                                                                               ------------    ------------
              Total current assets..........................................................     79,636,088      70,245,939

      Equipment and leasehold improvements:
           Dies, molds and patterns.........................................................      7,140,156       7,543,545
           Machinery and equipment..........................................................     12,388,246      13,444,865
           Office furnishings and equipment.................................................     14,207,561      15,124,308
           Automobiles and trucks...........................................................        528,917         620,787
           Leasehold improvements...........................................................      4,478,685       4,719,789
                                                                                               ------------    ------------
                                                                                                 38,743,565      41,453,294
           Less accumulated depreciation and amortization...................................     18,690,053      19,734,315
                                                                                               ------------    ------------
                Net equipment and leasehold improvements....................................     20,053,512      21,718,979

      Intangibles arising from acquisitions, net............................................      9,534,994       9,454,695
      Deferred tax assets...................................................................     10,601,227      13,747,727
      Other assets..........................................................................        936,843         952,952
                                                                                               ------------    ------------
                                                                                               $120,762,664    $116,120,292
                                                                                               ============    ============

    See accompanying notes to condensed consolidated financial statements.

                           IMPCO TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       April 30, 2001 and July 31, 2001
                                  (Continued)

                                                                                                 April 30,        July 31,
                                                                                                   2001            2001
                                                                                                   ----            ----
                                                                                                 (Note 1)       (Unaudited)
                                                                                                 --------       -----------
                         LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
          Accounts payable...................................................................  $ 11,713,680    $ 11,118,683
          Accrued payroll obligations........................................................     3,881,500       3,637,018
          Other accrued expenses.............................................................     2,735,528       2,121,115
          Current lines of credit............................................................     6,078,205       3,280,065
          Current maturities of long-term debt and capital leases............................     3,680,158       4,163,389
                                                                                               ------------    ------------
             Total current liabilities.......................................................    28,089,071      24,320,270

     Term loans..............................................................................     6,870,693       6,915,587
     Capital leases..........................................................................     1,127,583       1,016,414

     Minority interest.......................................................................     2,044,122       2,243,792

     Stockholders' equity:
          Preferred stock, $.001 par value, authorized 500,000 shares; none
             issued and outstanding at April 30, 2001 and July 31, 2001 .....................            --              --
          Common stock, $.001 par value, authorized 100,000,000
             shares; 10,442,347 issued and outstanding at July 31, 2001
             (10,294,377 at April 30, 2001) .................................................        10,294          10,442
          Additional paid-in capital ........................................................   102,831,566     104,038,513
          Shares held in trust...............................................................      (142,710)       (292,884)
          Notes receivable from officers.....................................................    (3,913,854)             --
          Accumulated deficit................................................................   (12,434,966)    (18,031,063)
          Accumulated other comprehensive income.............................................    (3,719,135)     (4,100,779)
                                                                                               ------------    ------------
             Total stockholders' equity......................................................    82,631,195      81,624,229
                                                                                               ------------    ------------
                                                                                               $120,762,664    $116,120,292
                                                                                               ============    ============

    See accompanying notes to condensed consolidated financial statements.

                           IMPCO TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   Unaudited
                   Three months ended July 31, 2000 and 2001

                                                                                 Three Months Ended
                                                                                      July 31,
                                                                                ---------------------
                                                                                2000             2001
                                                                                ----             ----
    Revenue:
         Product sales..................................................     $26,599,359       $23,512,432
         Contract revenue...............................................       2,668,658         2,337,823
                                                                             -----------       -----------
            Net revenue.................................................      29,268,017        25,850,255
    Costs and expenses:
         Cost of product sales..........................................      17,993,948        17,712,027
         Research and development
            expense.....................................................       5,997,562        11,228,803
         Selling, general and
            administrative expense......................................       5,624,507         5,753,634
                                                                             -----------       -----------
            Total costs and expenses....................................      29,616,017        34,694,464
    Operating loss......................................................        (348,000)       (8,844,209)
    Interest expense....................................................         541,428           149,839
                                                                             -----------       -----------
    Loss before income taxes and minority
      interest in income of consolidated subsidiaries...................        (889,428)       (8,994,048)
    Income tax benefit..................................................        (399,763)       (3,597,619)
    Minority interest in income of
       consolidated subsidiaries........................................         118,289           199,667
                                                                             -----------       -----------
    Net loss applicable to common
       stock............................................................     $  (607,954)      $(5,596,096)
                                                                             ===========       ===========
    Net loss per share:
         Basic..........................................................     $     (0.07)      $     (0.54)
                                                                             ===========       ===========
         Diluted........................................................     $     (0.07)      $     (0.54)
                                                                             ===========       ===========
    Number of shares used in per share calculation:
         Basic..........................................................       8,920,914        10,358,920
                                                                             ===========       ===========
         Diluted........................................................       8,920,914        10,358,920
                                                                             ===========       ===========

    See accompanying notes to condensed consolidated financial statements.

                           IMPCO TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Unaudited
                   Three months ended July 31, 2000 and 2001

                                                                                               Three Months Ended
                                                                                                    July 31,
                                                                                         ------------------------------
                                                                                          2000                     2001
                                                                                         -----                     ----
    Net cash used in operating activities............................           $     (1,277,666)          $   (13,208,387)

    Cash flows from investing activities:
       Purchases of equipment and leasehold
         improvements................................................                 (2,852,463)               (2,602,944)
       Purchase of acquisition costs.................................                         --                  (111,329)
       Proceeds from sales of equipment..............................                     45,766                        --
                                                                                ----------------           ---------------
    Net cash used in investing activities............................                 (2,806,697)               (2,714,273)

    Cash flows from financing activities:
       Increase (decrease) in borrowings under lines of
         credit......................................................                (15,550,000)               (2,513,855)
       Payments to acquire shares held in trust......................                    (28,012)                 (150,174)
       Proceeds (payments) on term loans.............................                   (624,115)                  (36,889)
       Proceeds (payments) on capital lease obligations..............                   (168,624)                 (243,029)
       Proceeds from issuance of common stock........................                 53,093,546                 1,045,939
        Receipt of notes receivable from officers....................                         --                 3,913,854
                                                                                ----------------           ---------------
    Net cash provided by financing activities........................                 36,722,795                 2,089,624

    Translation adjustment...........................................                     71,457                     1,935
                                                                                ----------------           ---------------
    Net increase (decrease) in cash and cash equivalents                              32,709,889               (13,831,096)
    Cash and cash equivalents at beginning of period.................                  3,012,236                16,591,415
                                                                                ----------------           ---------------
    Cash and cash equivalents at end of period.......................           $     35,722,125           $     2,760,319
                                                                                ================           ===============

    See accompanying notes to condensed consolidated financial statements.

                           IMPCO TECHNOLOGIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            July 31, 2000 and 2001
                               ___________________

1) BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and the results of operations, contained in our Annual Report on Form 10-K for the fiscal year ended April 30, 2001. The consolidated financial statements of IMPCO Technologies, Inc. ("IMPCO" or the "Company") as of July 31, 2001 include the accounts of the Company and its majority owned subsidiary IMPCO-BERU Technologies B.V. ("IMPCO BV"), its majority owned subsidiary Grupo I.M.P.C.O. Mexicano, S. de R.L. de C.V. ("IMPCO Mexicano"), and its wholly owned subsidiaries IMPCO Technologies, Pty. Limited ("IMPCO Pty") and IMPCO Tech Japan K.K. ("IMPCO Japan"), and Quantum Fuel Systems Technologies Worldwide, Inc. ("Quantum"), previously Quantum Technologies Worldwide, Inc. The results of operations for the three months ended July 31, 2001 are not necessarily indicative of the results that may be expected for the entire year ending April 30, 2002.

     The balance sheet at April 30, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended April 30, 2001.


2)   DEBT PAYABLE

     Our debt payable is summarized as follows:

                                                                            April 30,               July 31,
                                                                             2001                     2001
                                                                          -----------             ------------
Bank of America NT&SA
        Revolving line of credit......................................... $ 3,914,000             $  1,400,000
        Mexican peso line of credit......................................     541,000                  545,000
        Term loans for acquisitions and capital expenditures.............   8,894,000                8,259,000
        Capital lease and expenditure facilities.........................   1,436,000                2,290,000
Credit facility--Fortis Bank (formerly Mees Pierson).....................   1,461,000                1,175,000
The Hong Kong and Shanghai Banking Corporation Ltd.
        Term loan for acquisition........................................     776,000                  705,000
        Line of credit...................................................     162,000                  160,000
Other capital leases.....................................................     572,000                  663,000
Derivative Instruments                                                             --                  179,000
                                                                          -----------             ------------
                                                                           17,756,000               15,376,000
Less current portion.....................................................   9,758,000                7,444,000
                                                                          -----------             ------------
                                                                          $ 7,998,000             $  7,932,000
                                                                          ===========             ============

     In September 2001, the credit facility with Bank of America was amended to allow Quantum to increase its portion of the line of credit from $5.0 million to $15.0 million. The Company is currently negotiating with Bank of America to extend its line of credit.

     Loan Covenants and Collateral. The Bank of America credit facility contains certain restrictions and financial covenants that require the Company to satisfy certain financial tests, including a minimum EBITDA and a total debt leverage ratio, as well as limitations on other indebtedness, and is secured by substantially all of the Company's assets. The financial covenants did not apply at July 31, 2001 and will become effective beginning with the fiscal quarter ending October 31, 2001.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133, as amended by SFAS 138), which is required to be adopted in years beginning after June 15, 2000. The Company has adopted the new Statement effective May 1, 2001. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value and reflected as income or expense. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against commitments through earnings or recognized in other comprehensive income until the hedge item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. There were no derivative financial instruments outstanding on May 1, 2001.

     It is the Company's policy to enter into interest rate swap contracts only to the extent necessary to reduce exposure to fluctuations in interest rates. The Company does not enter into interest rate swap contracts for speculative purposes. In the unlikely event that a counterparty to a swap agreement fails to meet the terms of an interest rate swap contract, the Company's exposure is limited to the interest rate differential on the notional amount. The Company does not anticipate non-performance by the counterparty. The Company only entered into one interest rate swap contract, which matures on September 30, 2004. At July 31, 2001, the notional amount of the swap was $8,258,979 with a fixed payment rate of 5.6% and a fluctuating receiving rate based upon LIBOR. At July 31, 2001 the carrying value approximated $(178,862). During the quarter ended April 30, 2001, the Company recorded a loss of $107,317, net of an applicable income tax benefit of $71,545, in comprehensive income in order to account for the change in fair value. There is no impact to current earnings due to hedge ineffectiveness.


3) NOTES RECEIVABLE FROM OFFICERS

     On March 2, 2001, the Board of Directors authorized loans to three officers of the Company for the exercise of options to purchase Company stock from former stockholders. Each of these loans was repaid in full in July 2001.

4) EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                   Three Months Ended July 31,
                                                  ----------------------------
                                                     2000                 2001
                                                     -----                ----
Numerator:
     Net loss..................................   $ (607,954)         $(5,596,096)

     Numerator for basic earnings per
        share--loss to common
        stockholders...........................     (607,954)          (5,596,096)
     Numerator for diluted earnings per
        share--loss to common
        stockholders...........................   $ (607,954)         $(5,596,096)

Denominator:
     Denominator for basic earnings per
        share--weighted-average shares..........   8,920,914           10,358,920

     Denominator for diluted earnings per
        share--adjusted weighted-average
        shares.................................    8,920,914           10,358,920
                                                  ----------          -----------
     Basic earnings per share..................   $    (0.07)         $     (0.54)
                                                  ----------          -----------
     Diluted earnings per share................   $    (0.07)         $     (0.54)
                                                  ==========          ===========



5) COMPREHENSIVE INCOME

    The components of comprehensive income for the three months ended July 31, 2000 and 2001, are as follows:

                                                                   2000              2001
                                                                ---------        ------------

    Net loss.......................................             $(607,954)       $ (5,596,096)
    Foreign currency translation adjustment........                 5,256            (274,327)
    Unrealized loss on derivative instrument.......                    --            (107,317)
                                                                ---------        ------------
    Comprehensive loss ............................             $(602,698)       $ (5,977,740)
                                                                =========        ============


6) BUSINESS SEGMENT INFORMATION

     The Company classifies its business operations into three reporting segments: the Quantum division (formerly known as the Automotive OEM division), the Gaseous Fuel Products division and International Operations. The Quantum division generates revenues through the sale of fuel storage, fuel delivery and electronic control systems to OEMs, primarily General Motors, and the installation of its products into OEM vehicles. Quantum also generates contract revenue by providing engineering design and support to the OEMs so that its fuel storage, fuel delivery and electronic control systems integrate and operate with certain of their alternative fuel vehicles. The Gaseous Fuel Products division sells products, including parts and conversion systems, for applications in the transportation, material handling, stationary and portable power generator and general industrial markets. International Operations in Asia, Australia, Europe, Japan and Mexico provide distribution for its products, predominantly from the Gaseous Fuel Products division and some product assembly.

     The Company will continue to require significant research and development expenditures over the next several years in order to commercialize its products for fuel cell applications. The Company will also require significant capital expenditures to construct additional manufacturing and assembly capacity required to support the production of its products.

     The Company recognizes revenue for product sales when products are shipped and title is transferred. Contract revenues are recognized based on the percentage of completion method. Corporate expenses represent a sub-category of selling, general and administrative expense. Corporate expenses consist of general and administrative expense incurred at the corporate level and includes the amortization of goodwill and other intangible assets. Intersegment eliminations are primarily the result of intercompany sales from the Gaseous Fuel Products division to the International Operations. End markets for the Company's products include the transportation, material handling, and industrial and power generation industries.

     The Company expenses all research and development when incurred. Research and development expense includes both customer-funded research and development and company sponsored research and development. Corporate research and development is a sub-category of research and development expense and represents company-sponsored research and development that is not allocated to any of its reporting segments. Customer funded research and development consists primarily of expenses associated with contract revenue. These expenses include applications development costs at Quantum funded under customer contracts.

     The Company evaluates performance based on profit or loss from operations before interest and income taxes.

     Net revenues and operating income for the Company's business segments for the three months ended July 31, 2000 and 2001 are as follows:

--------------------------------------------------------------------------------
                                             Revenues   Operating Income (Loss)
--------------------------------------------------------------------------------
(in thousands)                               July 31            July 31
                                         2000     2001    2000        2001
                                         ----     ----    ----        ----
Quantum                                $  6,992  $ 6,930 $(1,969)    $(7,911)
Gaseous Fuel Products                    19,781   16,171   4,028       2,309
International Operations                  7,615    9,120     639       1,078
Corporate Expenses (1)                        -        -  (1,774)     (1,652)
Corporate Research & Development (1)          -        -    (894)     (2,612)
Intersegment Elimination                 (5,120)  (6,371)   (378)        (56)
--------------------------------------------------------------------------------
    Total                              $ 29,268  $25,850 $  (348)    $(8,844)
--------------------------------------------------------------------------------
(1) Represents corporate expenses and corporate research and development not allocated to any of the operating segments.


7)  INCOME TAXES

     Income taxes for the three months ended July 31, 2001 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. The Company believes, based on its history of prior operating earnings, its intent to spin-off the Quantum division and its expectations of future earnings, that operating income of the Company will more likely than not be sufficient to recognize fully these net deferred tax assets. Should the spin-off of Quantum not occur, management will take appropriate action in an attempt to realize its deferred tax assets.

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

   The following unaudited pro forma condensed consolidated financial statements have been prepared to illustrate the effect of our intended spin-off of Quantum in accordance with Article 11 of Regulation S-X. The unaudited pro forma condensed consolidated balance sheet illustrates the post spin-off balance sheet of IMPCO Technologies, Inc. as of July 31, 2001. The unaudited pro forma condensed consolidated statement of operations illustrates the post spin-off statement of income of IMPCO Technologies, Inc. for the three months ended July 31, 2001 as if the spin-off had occurred on May 1, 2001.

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

                           IMPCO TECHNOLOGIES, INC.
           UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEETS
                                 July 31, 2001

                                                                                                              Pro Forma
                                                                                                                IMPCO
                                                                                               Historical     Excluding
                                                                             IMPCO            Quantum (1)     Quantum
                                                                             -----            -----------     -------
                                     ASSETS
      Current assets:
           Cash and cash equivalents.....................................    $  2,760,319     $      9,779    $  2,750,540
           Accounts receivable, less allowance for doubtful accounts.....      23,668,584        9,399,049      14,269,535
           Inventories...................................................      35,070,050       12,749,279      22,320,771
           Deferred tax assets...........................................       2,167,954               --       2,167,954
           Other current assets..........................................       6,579,032        2,128,084       4,450,948
                                                                             ------------     ------------    ------------
              Total current assets.......................................      70,245,939       24,286,191      45,959,748


      Equipment and leasehold improvements:
           Dies, molds and patterns......................................       7,543,545        1,973,010       5,570,535
           Machinery and equipment.......................................      13,444,865        7,538,084       5,906,781
           Office furnishings and equipment..............................      15,124,308        7,199,591       7,924,717
           Automobiles and trucks........................................         620,787          181,035         439,752
           Leasehold improvements........................................       4,719,789        2,426,386       2,293,403
                                                                             ------------     ------------    ------------
                                                                               41,453,294       19,318,106      22,135,188
           Less accumulated depreciation and amortization................      19,734,315        5,935,293      13,799,022
                                                                             ------------     ------------    ------------
                Net equipment and leasehold improvements.................      21,718,979       13,382,813       8,336,166


      Intangibles arising from acquisitions, net.........................       9,454,695               --       9,454,695
      Deferred tax assets................................................      13,747,727               --      13,747,727
      Other assets.......................................................         952,952               --         952,952
                                                                             ------------     ------------    ------------
                                                                             $116,120,292     $ 37,669,004    $ 78,451,288
                                                                             ============     ============    ============




See accompanying notes to pro forma condensed consolidated financial statements.

                           IMPCO TECHNOLOGIES, INC.
           UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEETS
                                 July 31, 2001
                                  (Continued)

                                                                                                               Pro Forma
                                                                                                                 IMPCO
                                                                                            Historical         Excluding
                                                                             IMPCO         Quantum (1)         Quantum
                                                                             -----         ----------          -------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
          Accounts payable...........................................     $  11,118,683    $  6,647,584        $  4,471,099
          Accrued payroll obligations................................         3,637,018       1,248,753           2,388,265
          Other accrued expenses.....................................         2,121,115         451,984           1,669,131
          Current lines of credit....................................         3,280,065       1,400,000           1,880,065
          Current maturities of long-term debt and capital leases....         4,163,389         250,000           3,913,389
                                                                          -------------    ------------        ------------
             Total current liabilities...............................        24,320,270       9,998,321          14,321,949

     Term loans......................................................         6,915,587       5,750,000           1,165,587
     Capital leases..................................................         1,016,414         234,537             781,877


     Minority interest...............................................         2,243,792              --           2,243,792


     Stockholders' equity:
          Preferred stock                                                            --              --                  --
          Common stock                                                           10,442              --              10,442
          Additional paid-in capital ................................       104,038,513      21,686,146          82,352,367
          Shares held in trust.......................................          (292,884)             --            (292,884)
          Accumulated deficit........................................       (18,031,063)             --         (18,031,063)
          Accumulated other comprehensive income.....................        (4,100,779)             --          (4,100,779)
                                                                          -------------    ------------        ------------
             Total stockholders' equity..............................        81,624,229      21,686,146          59,938,083
                                                                          -------------    ------------        ------------
                                                                          $ 116,120,292    $ 37,669,004        $ 78,451,288
                                                                          =============    ============        ============



See accompanying notes to pro forma condensed consolidated financial statements.

                           IMPCO TECHNOLOGIES, INC.
      UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       Three months ended July 31, 2001

                                                                                                         Pro Forma
                                                                                                           IMPCO
                                                                       Historical      Pro Forma         Excluding
                                                           IMPCO       Quantum (1)    Adjustments         Quantum
                                                           -----       -----------    -----------         -------
Revenue:
    Product sales.............................         $ 23,512,432   $   4,592,169  $         --       $ 18,920,263
    Contract revenue..........................            2,337,823       2,337,823            --                 --
                                                       ------------   -------------  ------------       ------------
      Net revenue.............................           25,850,255       6,929,992            --         18,920,263
Costs and expenses:
    Cost of product sales......................          17,712,027       6,590,193            --         11,121,834
    Research and development
      expense..................................          11,228,803       7,138,100     2,612,175 (2)      1,478,528
    Selling, general and
      administrative expense...................           5,753,634       1,108,215       212,901 (3)      4,432,518
                                                       ------------   -------------  ------------       ------------
      Total costs and expenses.................          34,694,464      14,836,508     2,825,076         17,032,880
Operating income (loss)........................          (8,844,209)     (7,906,516)    2,825,076          1,887,383
Interest expense...............................             149,839          (3,674)           --            153,513
                                                       ------------   -------------  ------------       ------------
Income (loss) before income taxes
      and minority interest in income of
      consolidated subsidiaries................          (8,994,048)     (7,902,842)    2,825,076          1,733,870
Income tax expense (benefit)...................          (3,597,619)             --    (4,291,167) (4)       693,548
Minority interest in income of
      consolidated subsidiaries...............              199,667              --            --            199,667
Net income (loss) applicable to common
      stock....................................        $ (5,596,096)  $  (7,902,842) $ (1,466,091)          $840,655
                                                       =============  ============== ============       ============
Net income (loss) per share:
        Basic..................................        $      (0.54)                                    $       0.08
                                                       =============                                    ============
        Diluted................................        $      (0.54)                                    $       0.07
                                                       =============                                    ============
Number of shares used in per share calculation:
        Basic..................................          10,358,920                                       10,358,920
                                                       =============                                    ============
        Diluted................................          10,358,920                                       11,396,195
                                                       =============                                    ============

    NOTES TO UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pro Forma Balance Sheet

    1) Assets and liabilities directly attributable to Quantum at July 31, 2001. Additional paid-in capital represents the net book value of Quantum.


Pro Forma Statement of Income

    1) Quantum historical operating results for the quarter ended July 31, 2001.

    2) Specifically identified portion of historical corporate research and development expense directly attributable to Quantum for the three months ended July 31, 2001. The adjusted amount does not include any portion of expected on-going expenses of IMPCO.

    3) Specifically identified portion of corporate general and administrative expense directly attributable to Quantum for the three months ended July 31, 2001. The adjusted amount does not include any portion of expected on-going expenses of IMPCO.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
--------------------------

     This Report, including the Management's Discussion and Analysis which follows, contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and assumptions. We use words such as "anticipate," "expect," "intend," "plan," "believe," "seek," "estimate" and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, the following: we may be unable to raise additional capital necessary to fund our operations and capitalize on market opportunities; our business depends on the growth of the alternative fuel market; our Quantum division depends on its relationship with General Motors and the commitment of General Motors to the development of the alternative fuel market; we face significant competition, which could decrease our revenue and market share; we face risks of operating internationally, including potential foreign currency exposure, difficulty and expense of complying with local laws and regulations, and political instability; new technologies could render our products obsolete; we may be unable to adequately protect our intellectual property rights; we depend on third-party suppliers to supply materials and components for our products; the market for our products could be adversely affected by changes in environmental and other policies and regulations; we may be subject to litigation if our stock price is volatile; and changes in general economic conditions could materially affect our results of operations. This list of factors is not intended to be exhaustive. Reference should also be made to the factors set forth from time to time in our SEC reports, including but not limited to those set forth in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended April 30, 2001. You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of this Report.

OVERVIEW
--------

    We design, manufacture, and supply components that store gaseous fuels and monitor and control the pressure and flow of those fuels for use in fuel cells and internal combustion engines. Historically, most of our revenues have been derived from the sale of the products that enable traditional internal combustion engines to run on clean burning alternative fuels such as propane and natural gas instead of gasoline. Our goal is to commercialize systems that will provide fuel storage, fuel delivery, and electronic controls for fuel cells and internal combustion engines.

    We classify our business operations into three reporting segments: Our Quantum division (formerly known as the Automotive OEM division), the Gaseous Fuel Products division and International Operations. Our Quantum division generates revenues through the sale of fuel storage, fuel delivery and electronic control systems to OEMs, primarily General Motors, and the installation of our products into OEM vehicles. Quantum also generates contract revenue by providing engineering design and support to the OEMs so that our fuel storage, fuel delivery and electronic control systems integrate and operate with certain of their alternative fuel vehicles. The Gaseous Fuel Products division sells products, including parts and conversion systems, for applications in the transportation, material handling, stationary and portable power generator and general industrial markets. Our International Operations in Asia, Australia, Europe, Japan and Mexico provide distribution for our products, predominantly from our Gaseous Fuel Products division and some product assembly.

    The Company will continue to require significant research and development expenditures over the next several years in order to commercialize its products for fuel cell applications. The Company will also require significant capital expenditures to construct additional manufacturing and assembly capacity required to support the production of its products.

     The Company recognizes revenue for product sales when products are shipped and title is transferred. Contract revenues are recognized based on the percentage of completion method. Corporate expenses represent a sub-category of selling, general and administrative expense. Corporate expenses consist of general and administrative expense incurred at the corporate level and includes the amortization of goodwill and other intangible assets. Intersegment eliminations are primarily the result of intercompany sales from the Gaseous Fuel Products division to the International Operations. End markets for the Company's products include the transportation, material handling, and industrial and power generation industries.

     The Company expenses all research and development when incurred. Research and development expense includes both customer-funded research and development and company sponsored research and development. Corporate research and development is a sub-category of research and development expense and represents company-sponsored research and development that is not allocated to any of its reporting segments. Customer funded research and development consists primarily of expenses associated with contract revenue. These expenses include applications development costs at Quantum funded under customer contracts.

     On June 14, 2001, we announced our intent to spin off our Quantum subsidiary. We cannot assure you that the spin-off will occur as planned, if at all. The proposed spin-off will be subject to numerous conditions, including the receipt of a financial opinion from an underwriter, the receipt of an opinion from our tax counsel or a private letter ruling from the Internal Revenue Service to the effect that the spin-off will be tax-free to our stockholders for federal income tax purposes, and a final assessment by us and our tax counsel that the proposed spin-off will be tax free to us for federal income tax purposes. Our pro forma net revenues and operating income for the three months ended July 31, 2001, assuming the intended spin-off occurred at the beginning of fiscal 2002, totaled $18.9 million and $1.9 million, respectively.


RESULTS OF OPERATIONS
---------------------

     Net revenues and operating income for our business for the three months ended July 31, 2000 and 2001 are as follows:

-------------------------------------------------------------------------------
                                          Revenues      Operating Income (Loss)
-------------------------------------------------------------------------------
(in thousands)                            July 31           July 31
                                        2000    2001      2000      2001
                                        ----    ----      ----      ----
Quantum                               $ 6,992  $ 6,930  $(1,969)  $(7,911)
Gaseous Fuel Products                  19,781   16,171    4,028     2,309
International Operations                7,615    9,120      639     1,078
Corporate Expenses (1)                      -        -   (1,774)   (1,652)
Corporate Research & Development (1)        -        -     (894)   (2,612)
Intersegment Elimination               (5,120)  (6,371)    (378)      (56)
------------------------------------------------------------------------------
    Total                             $29,268  $25,850  $  (348)  $(8,844)
-----------------------------------------------------------------------------
     (1) Represents corporate expenses and corporate research and development not allocated to any of the reporting segments.

     Net revenue decreased $3.4, or 11.7%, from $29.3 million in the first quarter of fiscal year 2001 to $25.9 million in the first quarter of fiscal year 2002. The decrease was primarily due to a $4.0 million decline in material handling sales, which we believe resulted from the recent economic slow down. The operating loss increased $8.5 million from $0.3 million in fiscal year 2001 to $8.8 million in the first quarter of fiscal year 2002 due in part to a $5.2 million increase in research and development expenses and higher cost of product sales.

     Quantum. For the three months ended July 31, 2001, product sales increased to $4.6 million, or 6.2%, compared to $4.3 million in the same quarter of fiscal year 2001. Product sales consist of those associated with General Motors' mid-size automobiles, pick-up trucks, and van platforms equipped with Quantum's bi-fuel compressed natural gas fuel system and General Motors' medium duty trucks equipped with dedicated liquid propane gas kits. During the current year quarter, as compared to the first quarter of fiscal 2001, we realized higher midsize automobile and van sales, partially offset by lower medium duty truck and pick-up truck sales. We expect product sales to be higher in the fiscal year 2002, as compared to the prior fiscal year, based on the historical expansion of demand for General Motors' and other automotive OEM's alternative fuel platforms.

     Gross profits on product sales to General Motors were $1.7 million, or 488.5%, lower in the first quarter of fiscal year 2002 as compared to the same period in fiscal year 2001. This was primarily due to a $1.0 million increase in manufacturing overhead mainly relating to pre-production costs associated with our fuel storage tanks and $0.7 million in inventory adjustments.

     During the first quarter of fiscal year 2002, contract revenue decreased $0.4 million, or 16.0%, to $2.3 million as compared to $2.7 million in the same period in fiscal year 2001. Product application development costs during the quarter were $4.2 million, an increase of $2.7 million, or 181.0%, as compared to $1.5 million in the same period in the prior fiscal year. Contract revenue and product application development costs are primarily for system development and application engineering of our products under the funded General Motors contract, other funded contract work with state and federal agencies, and for internally funded fuel cell and alternate fuel system and component application development work.

     During the first quarter of fiscal year 2002, Quantum's operating loss was approximately $7.9 million, or 301.8%, as compared to an operating loss of approximately $2.0 million in the first quarter of the prior fiscal year. This increase in loss was primarily attributable to a $3.3 million increase in research and development expenses, a $1.7 million decrease in product gross profits and a $0.7 million increase in administrative expenses. The increase in research and development primarily relates to our $2.7 million increase in application development costs and a $0.6 million increase for fuel storage, fuel delivery systems and vehicle integration for fuel cell OEM programs. We anticipate Quantum's operating losses for the remaining quarters of fiscal 2002 will be lower than the losses for the same periods in fiscal year 2001.


     Gaseous Fuels Products Division. For the three months ended July 31, 2001, net revenues decreased by approximately $3.6 million, or 18.3%, as compared to the same period in the prior fiscal year. The decrease in sales was caused by a $3.5 million decrease in sales to the material handling market, a $1.5 million decrease to the motor vehicle market and a $0.7 million decrease in small industrial engine sales. These decreases were partially offset by a $1.8 million increase in sales to the large industrial market. We believe the decline in the material handling market was due to the recent economic slow down. Assuming the continued growth of our engine systems business, the expanding revenue base from complete certified system sales, a rebound in Mexico motor vehicle sales, and increased component sales in supporting our international motor vehicle sales expansion in India and Latin America, we anticipate that overall revenues in fiscal year 2002 will be higher than fiscal year 2001.

     Gross profit in the first quarter of fiscal year 2002 decreased $1.9 million, or 26.8%, to $5.1 million from $7.0 million during the same quarter in the prior fiscal year. The decline in revenues negatively affected gross profit by $1.2 million. Product mix adversely affected gross profit by $0.6 million.

     During the first quarter of fiscal year 2002, operating income for this segment decreased approximately $1.7 million, or 42.7%, as compared to the same period in the prior fiscal year. This decrease was due to the decline in gross profits and was partially offset by $0.2 million in lower operating expenses. Assuming growth in overall revenues and gross profits and anticipated lower product development expenses, we expect that operating income for this segment for the remaining quarters of fiscal year 2002 will be higher than for the same periods in fiscal year 2001.

     International Operations. For the three months ended July 31, 2001, net revenues increased by approximately $1.5 million or 19.8%, as compared to the same period in the prior fiscal year. Revenue increases of $1.6 million at our European subsidiary and $0.5 million at our Mexico subsidiary were partially offset by a decline of $0.7 million at our Australian subsidiary. This segment's revenues would have increased an additional $0.6 million if not for the strengthening of the U.S. Dollar. A strong U.S. Dollar has a negative effect on the conversion of foreign currency denominated sales. Assuming the fundamentals of our international markets remain strong in terms of government regulations, pollution control and economics, we anticipate continuing market growth and increasing revenues for this segment in fiscal year 2002.

     During the first quarter of fiscal year 2002, operating income increased by nearly $0.5 million, or 68.7%, to $1.1 million compared to $0.6 million in the same quarter in the prior year. The increase in operating income resulted primarily from higher revenues at our European and Mexico subsidiaries and lower operating expenses at our Mexico subsidiary. Assuming higher revenues and gross profits, we anticipate that operating income in our International Operations segment for the remaining quarters of fiscal year 2002 will be higher compared to the same periods last year.

     Corporate Expenses. Corporate expenses consists of general and administrative expenses at the corporate level to support our operating segments in areas such as executive management, finance, human resources, management information systems, legal services, and investor relations. Additionally, amortization of goodwill and other intangible assets is recorded as a corporate expense. Corporate expenses for the three months ended July 31, 2001, decreased approximately $0.1 million, or 6.9%, as compared to the same period in the prior fiscal year. The decrease in corporate expenses was primarily due to a $0.3 million reduction in executive benefits and consulting services, which was partially offset by a $0.2 million increase in costs associated with management information systems, investor relation expenses, and outside legal expenses. We anticipate that corporate expenses for the remaining quarters of fiscal year 2002 will be lower than levels experienced during the same periods of fiscal year 2001.

     Corporate Research and Development. Corporate research and development is a component of our research and development expense and relates to engineering, design, and research and development which supports our operating units and the development of all new products supporting the operating segments' needs. Corporate research and development expense for the three months ended July 31, 2001, increased approximately $1.7 million, or 192.1%, as compared to the same period in the prior fiscal year. This increase is due to increased funding of several fuel metering and fuel storage component projects. We anticipate that corporate research and development expense during fiscal year 2002 will be higher than the levels experienced during fiscal year 2001 due to our anticipated increase in spending for various fuel delivery and fuel storage projects.

     Interest Expense. Interest expense for the three months ended July 31, 2001, decreased $0.4 million, or 72.3%, as compared to the same period in the prior fiscal year. This decrease is attributable to lower loan balances and interest rates on our credit facility with Bank of America.

     Provision For Income Taxes. The estimated effective annual tax benefit rate of 40% for fiscal year 2002 approximates the previous year's tax benefit rate of 41%. The effective tax benefit rate represents the federal statutory income tax rate, state income taxes and foreign income taxes increased by research and development credits. Through July 31, 2001 we have incurred a $8.8 million operating loss. Also, we have federal and state research and development credit carryforwards aggregating approximately $8.0 million. Federal research and development credits totaling $5.1 million expire from 2009 to 2021. State research and development credits of $2.8 million have no expiration. As of July 31, 2001, the net deferred tax asset was $16.4 million. We believe that, based on our history of prior operating earnings, our announced intent to spin off Quantum and our expectations for the future, our operating income will more likely than not be sufficient to recognize fully the deferred tax assets and that the estimated effective annual tax rate in the future years will approximate the statutory rate.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     We use cash generated from our operations, equity capital, bank financings and sales of our equity securities to fund capital expenditures and research and development, as well as to invest in and operate our existing operations and new businesses. We will require additional sources of financing in order to fully support our operations, fund the operations of Quantum and capitalize on opportunities that we believe to exist in the emerging fuel cell market. These additional sources of financing may include bank borrowings or public or private offerings of equity or debt securities. We cannot assure you that such additional sources of financing will be available on acceptable terms, if at all. If additional sources of financing are not available, we intend, within the next six months, to implement measures to conserve cash and reduce costs, which may include, among other things, making cost reductions at Quantum.

     Net cash used in operating activities was $13.2 million during the current quarter, compared to net cash used in operating activities of $1.3 million for the same period in the previous year. The increase in cash used in operating activities during the current period resulted primarily from the $5.0 million increase in net loss. Additionally, inventory increased $3.8 million, primarily at Quantum in preparation for the new model year, as compared to the $4.7 million decrease in inventory in the same quarter in the prior fiscal year. Also, decreases in accounts payable of $1.9 million and decreases in accrued expenses of $1.1 million were additional uses of cash this quarter.

     Net cash used in investing activities in the first quarter of fiscal 2002 was approximately $2.7 million, compared to $2.8 million reported in the same period in the previous year. The cash used in investing activities for both periods was primarily due to the purchases of equipment and leasehold improvements as we expanded our facilities dedicated to the research and development of systems and products that support the use of alternative fuel and fuel cell programs.

     Net cash provided by financing activities during the current quarter was approximately $2.1 million compared to $36.7 million for the same period in the previous year. The increase for the first quarter of fiscal 2002 was primarily due to the repayment of the officer loans of $3.9 million and the $1.0 million increase due to option exercises, which was partially offset by a $2.5 million decrease in our operating line of credit. The increase in the same period of the prior year was due to the proceeds from our follow on equity offering, which was partially offset by our subsequent pay down of the Bank of America working capital line of credit.

     Our loan facilities with Bank of America, amended in April 2001, provides for a $15.0 million revolving line of credit, a $1.0 million revolving line of credit for IMPCO Mexicano, and a $1.8 million non-revolving line of credit for future capital expenditures with Bank of America, and outstanding amounts under the facility accrue interest at the lender's rate plus up to 0.5%. In September 2001, the loan agreement was amended to allow Quantum to increase its portion of the line of credit from $5.0 million to $15.0 million. At July 31, 2001, approximately $1.4 million, $0.5 million and $1.0 million were outstanding under the revolving line of credit, the revolving line of credit for IMPCO Mexicano and the capital expenditures facility, respectively. The Bank of America facility contains covenants that require us to satisfy certain financial tests, including a minimum EBITDA and a total debt leverage ratio, as well as limitations on other indebtedness and is secured by substantially all of the Company's assets. The financial covenants did not apply at July 31, 2001 and will become effective beginning with the fiscal quarter ending October 31, 2001. Our revolving lines of credit expire on September 30, 2001. We are currently negotiating with Bank of America to extend our line of credit. While our capital expenditure facility expires on September 30, 2001, we have the option to convert it to a term loan payable in four years. In addition, our subsidiary in the Netherlands has a fl 5 million (approximately US$2.0 million at July 31, 2001) credit facility with Fortis Bank (formerly Mees Pierson) in the Netherlands. At July 31, 2001, there was an outstanding balance under this credit facility of approximately $1.2 million. Our subsidiary in Japan has a
(Y)60 million (approximately US$0.5 million at July 31, 2001) revolving term loan facility with the Hong Kong and Shanghai Banking Corporation Ltd., Osaka Branch. At July 31, 2001, a balance of approximately $0.2 million was outstanding.


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

     Interest Rate Management. We use interest rate swap agreements with Bank of America to manage our exposure to interest rate changes and stabilize the cost of borrowed funds. When an agreement is executed, the swap is linked to a specific debt instrument. At July 31, 2001, we had approximately $8.3 million secured under fixed interest rate agreements at a weighted-average fixed interest rate of 7.6%. Absent these fixed rate agreements, the weighted-average variable rate for this debt at July 31, 2001 would have been 5.8%. At July 31, 2001, the fair value of our interest rate swap agreements approximated $(0.2) million.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2003. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $0.5 million ($.04 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of May 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.


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


Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:


         Exhibit Number        Exhibit Description
         --------------        -------------------

              10.31+ Corporate Alliance Agreement dated June 12, 2001 between Quantum Technologies Worldwide, Inc. and General Motors Corporation. (1)

              10.32 Master Technical Development Agreement dated June 12, 2001 between Quantum Technologies Worldwide, Inc. and General Motors Corporation. (1)

              10.33 Stock Transfer Agreement dated June 12, 2001 between Quantum Technologies Worldwide, Inc. and General Motors Corporation. (1)

              10.34 Registration Rights Agreement dated June 12, 2001 between Quantum Technologies Worldwide, Inc. and General Motors Corporation. (1)

              10.38 Amendment No. 1 to Amended and Restated Business Loan Agreement, dated as of September 5, 2001, among Bank of America, N.A., the Registrant and Quantum Technologies, Inc.

         ------------
              (1) Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-3 (No. 333-63726) filed by the Registrant with the Securities and Exchange Commission on July 9, 2001.

              + Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.


     (b) Reports on Form 8-K:

         There were no reports on Form 8-K filed during the quarter ended July 31, 2001.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         IMPCO Technologies, Inc.


Date: September 14, 2001                By /s/William B. Olson
                                          ----------------------
                                         William B. Olson
                                         Chief Financial Officer
                                         and Treasurer
                                         [Authorized Signatory and
                                         Principal Financial Officer]