Form 10-Q
period 2001-10-31
IMPCO TECHNOLOGIES INC
filed 2001-12-14
CIK 790708

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2001, or

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

                     16804 Gridley Place, Cerritos, CA 90703
             -----------------------------------------------------
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (562) 860-6666

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

        Yes [X]  No  [_]

Number of shares outstanding of each of the issuer's classes of common stock, as of December 11, 2001:

     10,517,444 shares of Common Stock, $.001 par value per share.

INDEX

IMPCO TECHNOLOGIES, INC.

Part I.  Financial Information

     Item 1. Financial Statements (Unaudited)

                 Condensed consolidated balance sheets - April 30, 2001 and October 31, 2001

                 Condensed consolidated statements of operations - Three and six months ended October 31, 2000 and October 31, 2001

                 Condensed consolidated statements of cash flows - Six months ended October 31, 2000 and October 31, 2001

                 Notes to condensed consolidated financial statements - October 31, 2001

                 Pro Forma condensed consolidated balance sheet - October 31,
                 2001

                 Pro Forma condensed consolidated statements of operations - October 31, 2001

                 Pro Forma condensed consolidated statements of operations - April 30, 2001

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Item 3.     Quantitative and Qualitative Disclosure of Market Risk

Part II.  Other Information

     Item 1.     Legal Proceedings

     Item 4.     Submission of Matters to a Vote of Security Holders

     Item 6.     Exhibits and Reports on Form 8-K

Signatures

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            IMPCO TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       April 30, 2001 and October 31, 2001



                                                                           April 30,         October 31,
                                                                              2001               2001
                                                                              ----               ----
                                                                                             (Unaudited)
                                                                                              ----------

ASSETS
Current assets:

   Cash and cash equivalents............................................   $ 16,591,415     $ 3,193,908
   Accounts receivable, less allowance for doubtful accounts............     24,464,971      21,184,944
   Inventories:
     Raw materials and parts............................................     20,675,003      18,440,747
     Work-in-process....................................................        740,972         388,771
     Finished goods.....................................................      9,935,020      16,292,726
                                                                           ------------    -------------
         Total inventories..............................................     31,350,995      35,122,244
   Deferred tax assets..................................................      2,168,679       2,902,861
   Other current assets.................................................      5,060,028       4,832,240
                                                                           ------------    -------------
    Total current assets................................................     79,636,088      67,236,197

Equipment and leasehold improvements:
   Dies, molds and patterns.............................................      7,140,156       7,750,529
   Machinery and equipment..............................................     12,388,246      14,370,464
   Office furnishings and equipment.....................................     14,207,561      15,980,820
   Automobiles and trucks...............................................        528,917         605,568
   Leasehold improvements...............................................      4,478,685       4,679,468
                                                                           ------------    -------------
                                                                             38,743,565      43,386,849
   Less accumulated depreciation and amortization.......................     18,690,053      20,971,603
                                                                           ------------    ------------

    Net equipment and leasehold improvements............................     20,053,512      22,415,246

Intangibles arising from acquisitions, net..............................      9,534,994       9,270,307
Deferred tax assets.....................................................     10,601,227      21,022,416
Other assets............................................................        936,843         951,206
                                                                           ------------    ------------
                                                                           $120,762,664    $120,895,372
                                                                           ============    ============


     See accompanying notes to condensed consolidated financial statements.

                            IMPCO TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       April 30, 2001 and October 31, 2001
                                   (Continued)




                                                                                  April 30,       October 31,
                                                                                    2001             2001
                                                                                    ----             ----
                                                                                                  (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable..........................................................  $ 11,713,680     $ 13,733,291
   Accrued payroll obligations...............................................     3,881,500        4,422,191
   Other accrued expenses....................................................     2,735,528        1,845,523
   Current lines of credit...................................................     6,078,205       12,796,425
   Current maturities of long-term debt and capital leases...................     3,680,158       10,927,068
                                                                               ------------     ------------
       Total current liabilities.............................................    28,089,071       43,724,498

Term loans...................................................................     6,870,693          392,064
Capital leases...............................................................     1,127,583          914,910

Minority interest............................................................     2,044,122        2,363,512

Stockholders' equity:

Preferred stock, $.001 par value, authorized 500,000 shares; none issued
and outstanding at April 30, 2001 and October 31, 2001.......................            --               --
Common stock, $.001 par value, authorized 100,000,000 shares; 10,516,338
issued and outstanding at October 31, 2001 (10,294,377 at April 30, 2001)....        10,294           10,516
Additional paid-in capital...................................................   102,831,566      104,651,957
Shares held in trust.........................................................      (142,710)        (292,884)
Notes receivable from officers...............................................    (3,913,854)              --
Accumulated deficit..........................................................   (12,434,966)     (26,763,393)
Accumulated other comprehensive loss.........................................    (3,719,135)      (4,105,808)
                                                                               ------------     ------------
       Total stockholders' equity............................................    82,631,195       73,500,388
                                                                               ------------     ------------
                                                                               $120,762,664     $120,895,372
                                                                               ============     ============


     See accompanying notes to condensed consolidated financial statements.

                            IMPCO TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited

              Three and Six Months ended October 31, 2000 and 2001


                                                                 Three Months Ended               Six Months Ended
                                                                    October 31,                      October 31,
                                                                2000           2001             2000             2001
                                                           ------------    ------------    ------------    ------------
Revenue:
   Product sales .......................................   $ 22,656,054    $ 22,815,546    $ 49,255,413    $ 46,327,978
   Contract revenue ....................................      2,695,484       1,247,077       5,364,142       3,584,900
                                                           ------------    ------------    ------------    ------------
     Net revenue .......................................     25,351,538      24,062,623      54,619,555      49,912,878
Costs and expenses:
   Cost of product sales ...............................     15,866,251      19,730,726      33,860,199      37,442,753
   Research and development expense ....................      7,243,079      10,731,324      13,240,641      21,960,127
   Selling, general and administrative expense .........      4,985,003       7,531,568      10,609,510      13,285,202
                                                           ------------    ------------    ------------    ------------
Total costs and expenses ...............................     28,094,333      37,993,618      57,710,350      72,688,082
Operating loss .........................................     (2,742,795)    (13,930,995)     (3,090,795)    (22,775,204)
Interest expense (income), net .........................       (293,979)        404,630         247,449         554,469
                                                           ------------    ------------    ------------    ------------
Loss before income taxes, minority interest in income
of consolidated subsidiaries ...........................     (2,448,816)    (14,335,625)     (3,338,244)    (23,329,673)
Income tax benefit .....................................     (1,102,446)     (5,723,017)     (1,502,209)     (9,320,636)
Minority interest in income of consolidated subsidiaries         35,461         119,723         153,750         319,390
                                                           ------------    ------------    ------------    ------------
Net loss applicable to common stock ....................   $ (1,381,831)   $ (8,732,331)   $ (1,989,785)   $(14,328,427)
                                                           ============    ============    ============    ============

Net loss per share:
   Basic ...............................................   $      (0.13)   $      (0.83)   $      (0.21)   $      (1.37)
                                                           ============    ============    ============    ============
   Diluted .............................................   $      (0.13)   $      (0.83)   $      (0.21)   $      (1.37)
                                                           ============    ============    ============    ============

Number of shares used in per share calculation:
   Basic ...............................................     10,271,056      10,512,524       9,595,984      10,426,608
                                                           ============    ============    ============    ============
   Diluted .............................................     10,271,056      10,512,524       9,595,984      10,426,608
                                                           ============    ============    ============    ============


     See accompanying notes to condensed consolidated financial statements.

                            IMPCO TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    Unaudited

                   Six Months Ended October 31, 2000 and 2001



                                                                         October 31,        October 31,
                                                                            2000               2001
                                                                       ------------        ------------
Net cash used in operating activities................................  $ (3,776,405)       $(20,929,940)

Cash flows from investing activities:
     Purchases of equipment and leasehold improvements...............    (5,828,255)         (4,817,988)
     Purchase of intangible assets...................................      (127,089)            (82,577)
     Proceeds from sales of equipment................................         7,086                   -
                                                                       ------------        ------------
Net cash used in investing activities................................    (5,948,258)         (4,900,565)

Cash flows from financing activities:
     Increase (decrease) in borrowings under lines of credit.........   (13,629,671)          6,542,966
     Proceeds (payments) on term loans...............................    (1,157,738)            490,651
     Payments to acquire shares held in trust........................       (40,986)           (150,175)
     Payments on capital lease obligations...........................      (334,023)           (187,423)
     Proceeds from issuance of common stock..........................    53,130,296           1,808,917
     Receipt of notes receivable from officers.......................             -           3,913,854
                                                                       ------------        ------------

Net cash provided by financing activities............................    37,967,878          12,418,790
Translation adjustment...............................................      (197,117)             14,208
                                                                       ------------        ------------
Net (decrease) increase in cash and cash equivalents.................    28,046,098         (13,397,507)
Cash and cash equivalents at beginning of period.....................     3,012,236          16,591,415
                                                                       ------------        ------------
Cash and cash equivalents at end of period...........................  $ 31,058,334        $  3,193,908
                                                                       ============        ============



     See accompanying notes to condensed consolidated financial statements.

                            IMPCO TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            October 31, 2000 and 2001

                                ----------------

1)   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and the results of operations, contained in our Annual Report on Form 10-K for the fiscal year ended April 30, 2001. The consolidated financial statements of IMPCO Technologies, Inc. ("IMPCO" or the "Company") as of October 31, 2001 include the accounts of the Company and its majority owned subsidiary IMPCO-BERU Technologies B.V. ("IMPCO BV"), its majority owned subsidiary Grupo I.M.P.C.O. Mexicano, S. de R.L. de C.V. ("IMPCO Mexicano"), and its wholly owned subsidiaries IMPCO Technologies, Pty. Limited ("IMPCO Pty"), IMPCO Tech Japan K.K. ("IMPCO Japan") and Quantum Fuel Systems Technologies Worldwide, Inc. ("Quantum"), previously Quantum Technologies Worldwide, Inc. The results of operations for the three and six months ended October 31, 2001 are not necessarily indicative of the results that may be expected for the entire year ending April 30, 2002.

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

2)   CASH AND CASH EQUIVALENTS

     The cash and cash equivalents on the balance sheet at October 31, 2001 include restricted cash of approximately $235,000 or (NLG $572,349) held at our IMPCO-BERU subsidiary.

3)   DEBT PAYABLE

     Our debt payable is summarized as follows:


                                                                       April 30,        Oct 31,
                                                                         2001            2001
                                                                      ----------      -----------
Bank of America NT&SA
         Revolving line of credit...................................  $3,914,000      $10,000,000
         Mexican peso line of credit................................     541,000          997,000
         Term loans for acquisitions and capital expenditures.......   8,894,000        9,374,000
         Capital lease and expenditure facilities...................   1,436,000        1,109,000
Credit facility - Fortis Bank (formerly Mees Pierson)...............   1,461,000        1,636,000
The Hong Kong and Shanghai Banking Corporation Ltd.
         Term loan for acquisition..................................     776,000          653,000
         Line of credit.............................................     162,000          163,000
Other capital leases................................................     572,000          776,000
Derivative instruments..............................................          --          322,000
                                                                      ----------      -----------
                                                                      17,756,000       25,030,000
         Less current portion.......................................   9,758,000       23,723,000
                                                                      ----------      -----------
                                                                      $7,998,000      $ 1,307,000
                                                                      ==========      ===========

     Loan Covenants and Collateral. The Bank of America credit facility contains certain restrictions and covenants, as well as limitations on other indebtedness, and is secured by substantially all of the Company's assets. In September 2001, the credit facility with Bank of America was amended to allow Quantum to increase its portion of the line of credit from $5.0 million to $15.0 million. In October and November the credit facility with Bank of America was amended to extend the maturity date of the line of credit. In December 2001, the credit facility with Bank of America was amended to extend the maturity date of the line of credit and shorten the maturity date of the Company's term loans to January 2002, provide for an interim increase in the availability of funds under the line of credit and eliminate both of the previously required financial covenants. The Company is in compliance with its restrictions and covenants.

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

     It is the Company's policy to enter into interest rate swap contracts only to the extent necessary to reduce exposure to fluctuations in interest rates. The Company does not enter into interest rate swap contracts for speculative purposes. In the unlikely event that a counter party to a swap agreement fails to meet the terms of an interest rate swap contract, the Company's exposure is limited to the interest rate differential on the notional amount. The Company does not anticipate non-performance by the counter party. The Company has entered into one interest rate swap contract, which matures on September 30, 2004. At October 31, 2001, the notional amount of the swap was approximately $7.6 million with a fixed payment rate of 5.6% and a fluctuating receiving rate based upon LIBOR. The Company's weighted-average cost of funds was 5.7%, absent this swap agreement the weighted-average cost of funds would have been 4.8%. At October 31, 2001 the carrying value of the interest rate swap was $322,000 and is recorded as a liability. During the six months ended October 31, 2001, the Company recorded a loss of $193,000 net of an applicable income tax benefit of $129,000 in comprehensive income in order to account for the change in fair value. There is no impact to current earnings due to hedge ineffectiveness.

4)   NOTES RECEIVABLE FROM OFFICERS

     On March 2, 2001, the Board of Directors authorized loans to three officers of the Company for the exercise of options to purchase Company stock from former stockholders. Each of these loans was repaid in full in July 2001.

5)   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:


                                                                   Three Months Ended                 Six Months Ended
                                                                       October 31,                       October 31,
                                                                  2000            2001             2000              2001
                                                              -----------      -----------      -----------     -------------
Numerator:
     Net loss..............................................   $(1,381,831)     $(8,732,331)     $(1,989,785)     $(14,328,427)

     Numerator for basic earnings per share -
        loss to common stockholders........................    (1,381,831)      (8,732,331)      (1,989,785)      (14,328,427)
     Numerator for diluted earnings per share -
        loss to common stockholders........................    (1,381,831)      (8,732,331)      (1,989,785)      (14,328,427)
Denominator:
     Denominator for basic earnings per share -
        weighted-average shares............................    10,271,056       10,512,524        9,595,984        10,426,608
     Denominator for diluted earnings per share -
        adjusted weighted-average shares...................    10,271,056       10,512,524        9,595,984        10,426,608
                                                              -----------      -----------      -----------      ------------

Basic earnings per share...................................   $     (0.13)     $     (0.83)     $     (0.21)     $      (1.37)
                                                              ===========      ===========      ===========      ============
Diluted earnings per share.................................   $     (0.13)     $     (0.83)     $     (0.21)     $      (1.37)
                                                              ===========      ===========      ===========      ============

6)   COMPREHENSIVE INCOME

         The components of comprehensive income for the three month and six month periods ended October 31, 2000, and October 31, 2001, are as follows:


                                                     Three Months                   Six Months
                                                    Ended October 31,             Ended October 31,
                                             ----------------------------    ----------------------------
                                                  2000            2001           2000            2001
                                             ------------    ------------    ------------    ------------
Net loss ..................................  $ (1,381,831)   $ (8,732,331)   $ (1,989,785)   $(14,328,427)
Foreign currency translation adjustment....      (901,178)         81,100        (895,922)       (193,227)
Unrealized loss on derivative instrument...          --           (86,129)           --          (193,446)
                                             ------------    ------------    ------------    ------------
 Comprehensive loss .......................  $ (2,283,009)   $ (8,737,360)   $ (2,885,707)   $(14,715,100)
                                             ============    ============    ============    ============


7)   BUSINESS SEGMENT INFORMATION

         The Company classifies its business into three operating segments: the Quantum division (formerly known as the Automotive OEM division), Gaseous Fuel Products division and International Operations. The Quantum division generates revenues through the sale of fuel storage, fuel delivery, and electronic control systems to OEMs, primarily General Motors, and the installation of its products into OEM vehicles. Quantum also generates contract revenue by providing engineering design and support to the OEMs so that its fuel storage, fuel delivery and electronic control systems integrate and operate with certain of their alternative fuel vehicles. The Gaseous Fuel Products division sells products, including parts and conversion systems, for applications in the transportation, material handling, stationary and portable power generator and general industrial markets. The International Operations in Asia, Australia, Europe, Japan and Mexico provide distribution for the Company's products, predominantly from the Gaseous Fuel Products division and some product assembly.

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

         Net revenues and operating income for the Company's business segments for the three and six months ended October 31, 2000 and 2001 are as follows:

================================================================================
                                                      Revenues
--------------------------------------------------------------------------------
(in thousands)                      Three Months Ended       Six Months Ended
                                        October 31,             October 31,
                                     2000        2001        2000        2001
                                   --------    --------    --------    --------
Quantum                            $  4,866    $  5,840    $ 11,858    $ 12,770
Gaseous Fuel Products                16,244      13,711      36,025      29,881
International Operations              8,182       8,537      15,796      17,657
Intersegment Elimination             (3,940)     (4,025)     (9,059)    (10,395)
--------------------------------------------------------------------------------
Total                              $ 25,352    $ 24,063    $ 54,620    $ 49,913
================================================================================

==============================================================================================
                                                             Operating Income/(Loss)
----------------------------------------------------------------------------------------------
(in thousands)                                      Three Months Ended      Six Months Ended
                                                        October 31,            October 31,
                                                    2000        2001        2000        2001
                                                  ---------   ---------   ---------   --------
Quantum                                          $ (3,291)   $ (9,784)   $ (5,260)   $(17,694)
Gaseous Fuel Products                               2,763         790       6,792       3,099
International Operations                              229         437         868       1,515
Corporate Expenses (1)                             (1,387)     (3,065)     (3,161)     (4,717)
Corporate Research & Product Develop. (1)          (1,229)     (2,586)     (2,124)     (5,199)
Intersegment Elimination                              172         277        (206)        221
----------------------------------------------------------------------------------------------
    Total                                        $ (2,743)   $(13,931)   $ (3,091)   $(22,775)
==============================================================================================

(1) Represents corporate expenses and corporate research and development not allocated to any of the operating segments.

8)     INCOME TAXES

         Income taxes for the three and six months ended October 31, 2001 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

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

                            IMPCO TECHNOLOGIES, INC.

         UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     On June 12, 2001, we announced a strategic alliance between our Quantum subsidiary and General Motors in which General Motors would acquire an equity position in our Quantum subsidiary. The strategic alliance with General Motors is conditioned on our spin-off of Quantum, which we announced on June 14, 2001. We intend to accomplish the spin-off by means of a tax-free distribution of Quantum common stock to our stockholders in the first quarter of the 2002 calendar year. The spin-off is subject to a number of conditions, including the receipt of an opinion from our tax counsel or a private letter ruling from the Internal Revenue Service that the spin-off will be tax-free to our stockholders for federal income tax purposes. We cannot assure you that the spin-off will occur as planned, if at all. In the event the spin-off of Quantum is not consummated, both Quantum and General Motors intend to establish an alliance in another arrangement.

     The following unaudited pro forma condensed consolidated financial statements have been prepared to illustrate the effect of our intended spin-off of Quantum in accordance with Article 11 of Regulation S-X. The unaudited pro forma condensed consolidated balance sheet illustrates the post spin-off balance sheet of IMPCO Technologies, Inc. as of October 31, 2001. The unaudited pro forma condensed consolidated statement of income illustrates the post spin-off statement of income of IMPCO Technologies, Inc. for the six months ended October 31, 2001 as if the spin-off had occurred on May 1, 2001 and for the fiscal year ended April 30, 2001 as if the spin-off had occurred on May 1, 2000.

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

                            IMPCO TECHNOLOGIES, INC.
            UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEETS
                                October 31, 2001

                                                                                                   Pro Forma
                                                                                                     IMPCO
                                                                                   Historical      Excluding
                                                                       IMPCO       Quantum (1)      Quantum
                                                                    ------------   ------------   ------------
                             ASSETS

Current assets:
     Cash and cash equivalents ..................................   $  3,193,908   $    288,718   $  2,905,190
     Accounts receivable, less allowance for doubtul accounts....     21,184,944      7,351,076     13,833,868
     Inventories ................................................     35,122,244     12,962,117     22,160,127
     Deferred tax assets ........................................      2,902,861           --        2,902,861
     Other current assets .......................................      4,832,240      2,811,538      2,020,702
                                                                    ------------   ------------   ------------
        Total current assets ....................................     67,236,197     23,413,449     43,822,748

Equipment and leasehold improvements:
     Dies, molds and patterns ...................................      7,750,529      2,117,263      5,633,266
     Machinery and equipment ....................................     14,370,464      8,289,984      6,080,480
     Office furnishings and equipment ...........................     15,980,820      8,013,447      7,967,373
     Automobiles and trucks .....................................        605,568        181,175        424,393
     Leasehold improvements .....................................      4,679,468      2,454,966      2,224,502
                                                                    ------------   ------------   ------------
                                                                      43,386,849     21,056,835     22,330,014
     Less accumulated depreciation and amortization .............     20,971,603      6,655,011     14,316,592
                                                                    ------------   ------------   ------------
          Net equipment and leasehold improvements. .............     22,415,246     14,401,824      8,013,422

Intangibles arising from acquisitions, net ......................      9,270,307           --        9,270,307
Deferred tax assets .............................................     21,022,416           --       21,022,416
Other assets ....................................................        951,206           --          951,206
                                                                    ------------   ------------   ------------
                                                                    $120,895,372   $ 37,815,273   $ 83,080,099
                                                                    ============   ============   ============



See accompanying notes to pro forma condensed consolidated financial statements.

                            IMPCO TECHNOLOGIES, INC.
            UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEETS
                                October 31, 2001
                                   (Continued)


                                                                                   Pro Forma
                                                                                     IMPCO
                                                                  Historical       Excluding
                                                    IMPCO         Quantum (1)       Quantum
                                                -------------    -------------   -------------
    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable .......................   $  13,733,291    $   9,018,423   $   4,714,868
     Accrued payroll obligations ............       4,422,191        1,571,287       2,850,904
     Other accrued expenses .................       1,845,523          233,346       1,612,177
     Current lines of credit ................      12,796,425       10,863,687       1,932,738
     Current maturities of long-term debt and
        capital leases ......................      10,927,068          188,832      10,738,236
                                                -------------    -------------   -------------
        Total current liabilities ...........      43,724,498       21,875,575      21,848,923

Term loans ..................................         392,064             --           392,064
Capital leases ..............................         914,910          212,910         702,000

Minority interest............................       2,363,512             --         2,363,512

Stockholders' equity:
     Preferred stock ........................            --               --              --
     Common stock ...........................          10,516             --            10,516
     Additional paid-in capital .............     104,651,957       15,726,788      88,925,169
     Shares held in trust ...................        (292,884)            --          (292,884)
     Notes receivable from officers .........            --               --              --
     Accumulated deficit ....................     (26,763,393)            --       (26,763,393)
     Accumulated other comprehensive income .      (4,105,808)            --        (4,105,808)
                                                -------------    -------------   -------------
        Total stockholders' equity ..........      73,500,388       15,726,788      57,773,600
                                                -------------    -------------   -------------
                                                $ 120,895,372    $  37,815,273   $  83,080,099
                                                =============    =============   =============



See accompanying notes to pro forma condensed consolidated financial statements.

                            IMPCO TECHNOLOGIES, INC.
      UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        Six months ended October 31, 2001


                                                                                                       Pro Forma
                                                                                                         IMPCO
                                                                       Historical      Pro Forma       Excluding
                                                          IMPCO        Quantum (1)    Adjustments       Quantum
                                                      ------------    ------------    ------------    ------------
Revenue:
     Product sales ................................   $ 46,327,978    $  9,184,578    $       --      $ 37,143,400
     Contract revenue .............................      3,584,900       3,584,900            --              --
                                                      ------------    ------------    ------------    ------------
        Net revenue ...............................     49,912,878      12,769,478            --        37,143,400
Costs and expenses:
     Cost of product sales ........................     37,442,753      14,138,536            --        23,304,217
     Research and development expense .............     21,960,127      13,730,241       5,198,584 (2)   3,031,302
     Selling, general and administrative expense ..     13,285,202       2,594,722       1,077,712 (3)   9,612,768
                                                      ------------    ------------    ------------    ------------
        Total costs and expenses ..................     72,688,082      30,463,499       6,276,296      35,948,287
Operating income (loss) ...........................    (22,775,204)    (17,694,021)     (6,276,296)      1,195,113
Interest expense ..................................        554,469           3,645            --           550,824
                                                      ------------    ------------    ------------    ------------
Income (loss) before income taxes
   and minority interest in income of
    consolidated subsidiaries .....................    (23,329,673)    (17,697,666)     (6,276,296)        644,289
Income tax expense (benefit) ......................     (9,320,636)           --        (9,578,352)(4)     257,716
Minority interest in income of
   consolidated subsidiaries ......................        319,390            --              --           319,390
                                                      ------------    ------------    ------------    ------------
Net income (loss) applicable to common
   stock ..........................................   $(14,328,427)   $(17,697,666)   $ (3,302,056)   $     67,183
                                                      ============    ============    ============    ============
Net income (loss) per share:
     Basic .......................................    $      (1.37)                                   $       0.01
                                                      ============                                    ============
     Diluted .....................................    $      (1.37)                                   $       0.01
                                                      ============                                    ============
Number of shares used in per share calculation:

     Basic .......................................      10,426,608                                      10,426,608
                                                      ============                                    ============
     Diluted .....................................      10,426,608                                      11,279,045
                                                      ============                                    ============

                            IMPCO TECHNOLOGIES, INC.

       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                        Fiscal Year ended April 30, 2001

                                                                                                          Pro Forma
                                                                                                            IMPCO
                                                                     Historical       Pro Forma           Excluding
                                                      IMPCO         Quantum (1)      Adjustments           Quantum
                                                  -------------    -------------    -------------       -------------
Revenue:
   Product sales ..............................   $  95,986,664    $  15,447,389    $        --         $  80,539,275
   Contract revenue ...........................       7,910,540        7,910,540             --                  --
                                                  -------------    -------------    -------------       -------------
        Net revenue ...........................     103,897,204       23,357,929             --            80,539,275


Costs and expenses:
   Cost of product sales ......................      68,951,003       19,452,343             --            49,498,660
   Research and development expense ...........      32,556,371       21,086,103        5,600,588(2)        5,869,680
   Selling, general and
     administrative expense ...................      24,060,425        4,342,106        1,157,016(3)       18,561,303
                                                  -------------    -------------    -------------       -------------
        Total costs and expenses ..............     125,567,799       44,880,552        6,757,604          73,929,643
Operating income (loss) .......................     (21,670,595)     (21,522,623)       6,757,604           6,609,632
Interest expense ..............................       1,417,281         (329,284)            --             1,087,997

Interest income ...............................      (1,308,921)            --               --            (1,308,921)
                                                  -------------    -------------    -------------       -------------
Income (loss) before income taxes
   and minority interest in income of
   consolidated subsidiaries ..................     (21,778,955)     (21,851,907)       6,757,604           6,830,556
Income tax expense (benefit) ..................      (8,929,370)            --        (11,832,356)(4)       2,902,986
Minority interest in income of
   consolidated subsidiaries ..................         253,064             --               --               253,064
                                                  -------------    -------------    -------------       -------------
Net income (loss) applicable to common
   stock ......................................   $ (13,102,649)   $ (21,851,907)   $  (5,074,752)      $   3,674,506
                                                  =============    =============    =============       =============
Net income (loss) per share:
   Basic ......................................   $       (1.32)                                        $        0.37
                                                  =============                                         =============
   Diluted ....................................   $       (1.32)                                        $        0.34
                                                  =============                                         =============
Number of shares used in per share calculation:

   Basic ......................................       9,934,700                                             9,934,700
                                                  =============                                         =============
   Diluted ....................................       9,934,700                                            10,767,369
                                                  =============                                         =============

    NOTES TO UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pro Forma Balance Sheet

     1) Assets and liabilities directly attributable to Quantum at October 31, 2001. Additional paid-in capital represents the net book value of Quantum.

Pro Forma Statement of Income

     1) Quantum historical operating results for the six months ended October 31, 2001 and for the fiscal year ended April 30, 2001.

     2) Specifically identified portion of historical corporate research and development expense directly attributable to Quantum for the six months ended October 31, 2001 and for the fiscal year ended April 30, 2001. The adjusted amount does not include any portion of expected on-going expenses of IMPCO.

     3) Specifically identified portion of corporate general and administrative expense directly attributable to Quantum for the six months ended October 31, 2001 and for the fiscal year ended April 30, 2001. The adjusted amount does not include any portion of expected on-going expenses of IMPCO.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
--------------------------

     This Report, including the Management's Discussion and Analysis which follows, contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and assumptions. We use words such as "anticipate," "expect," "intend," "plan," "believe," "seek," "estimate," and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, the following: we may be unable to raise additional capital necessary to fund our operations and capitalize on market opportunities; our business depends on the growth of the alternative fuel market; our Quantum division depends on its relationship with General Motors and the commitment of General Motors to the development of the alternative fuel market; we can not assure you that cost reduction measures at Quantum will reduce operating losses in that division; we face significant competition, which could decrease our revenue and market share; we face risks of operating internationally, including potential foreign currency exposure, difficulty and expense of complying with local laws and regulations, and political instability; new technologies could render our products obsolete; we may be unable to adequately protect our intellectual property rights; we depend on third-party suppliers to supply materials and components for our products; the market for our products could be adversely affected by changes in environmental and other policies and regulations; we may be subject to litigation if our stock price is volatile; and changes in general economic conditions could materially affect our results of operations. This list of factors is not intended to be exhaustive. Reference should also be made to the factors set forth from time to time in our SEC reports, including but not limited to those set forth in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended April 30, 2001. You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of this Report.

OVERVIEW
--------

     We design, manufacture, and supply components that store gaseous fuels and monitor and control the pressure and flow of those fuels for use in fuel cells and internal combustion engines. Historically, most of our revenues have been derived from the sale of the products that enable traditional internal combustion engines to run on clean burning alternative fuels such as propane and natural gas instead of gasoline. Our future goal is to also commercialize systems that will provide fuel storage, fuel delivery, and electronic controls for fuel cells and internal combustion engines.

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

     We expense all research and development when incurred. Research and development expense includes both customer-funded research and development and company-sponsored research and development. Corporate research and development is a sub-category of research and development expense and represents company-sponsored research and development that is not allocated to any of its reporting segments. Customer funded research and development consists primarily of expenses associated with contract revenue. These expenses include application development costs at Quantum funded under customer contracts.

         On June 14, 2001, we announced our intent to spin off our Quantum subsidiary. We cannot assure you that the spin-off will occur as it will be subject to numerous conditions, including the receipt of a financial opinion from an underwriter, the receipt of an opinion from our tax counsel or a private letter ruling from the Internal Revenue Service to the effect that the spin-off will be tax-free to our stockholders for federal income tax purposes, and a final assessment by us and our tax counsel that the proposed spin-off will be tax free to us for federal income tax purposes. Our pro forma net revenues and operating income for the six months ended October 31, 2001, assuming the intended spin-off occurred at the beginning of fiscal 2002, totaled $37.1 million and $1.2 million, respectively.

RESULTS OF OPERATIONS

         Net revenues and operating income for our business for the three and six months ended October 31, 2000 and 2001 are as follows:

================================================================================
                                                     Revenues
                                                     --------
--------------------------------------------------------------------------------
(in thousands)                     Three Months Ended       Six Months Ended
                                       October 31,             October 31,
                                    2000         2001       2000         2001
                                  --------    ---------   --------     --------
Quantum                           $  4,866    $  5,840    $ 11,858    $ 12,770
Gaseous Fuel Products               16,244      13,711      36,025      29,881
International Operations             8,182       8,537      15,796      17,657
Intersegment Elimination            (3,940)     (4,025)     (9,059)    (10,395)
--------------------------------------------------------------------------------
Total                             $ 25,352    $ 24,063    $ 54,620    $ 49,913
================================================================================

================================================================================
                                               Operating Income/(Loss)
                                               -----------------------
--------------------------------------------------------------------------------
(in thousands)                     Three Months Ended      Six Months Ended
                                       October 31,             October 31,
                                    2000        2001        2000        2001
                                  --------    --------    --------    --------
Quantum                           $ (3,291)   $ (9,784)   $ (5,260)   $(17,694)
Gaseous Fuel Products                2,763         790       6,792       3,099
International Operations               229         437         868       1,515
Corporate Expenses (1)              (1,387)     (3,065)     (3,161)     (4,717)
Corporate Research &
Product Develop. (1)                (1,229)     (2,586)     (2,124)     (5,199)
Intersegment Elimination               172         277        (206)        221
--------------------------------------------------------------------------------
    Total                         $ (2,743)   $(13,931)   $ (3,091)   $(22,775)
================================================================================

(1) Represents corporate expenses and corporate research and development not allocated to any of the operating segments.

     Net revenue decreased $1.3 million, or 5.1%, from $25.4 million in the second quarter of fiscal year 2001 to $24.1 million in the second quarter of fiscal year 2002. Net revenue decreased $4.7 million, or 8.6%, from $54.6 million in the six months ended October 31, 2000 to $49.9 million in the six months ended October 31, 2001. These decreases were primarily due to declines in material handling sales of $2.2 million and $6.2 million in the three month and the six month periods ended October 31, 2001, respectively, as compared to the same periods in the prior fiscal year. We believe these decreases resulted from the recent economic slow down. The operating loss increased $11.2 million, or 407.9%, from $2.7 million in the second quarter of fiscal year 2001 to $13.9 million in the second quarter of fiscal year 2002. The operating loss increased $19.7 million, or 636.8%, from $3.1 million in the six months period ended October 31, 2000 to $22.8 million in the six-month period ended October 31, 2001. These increases in operating losses for both periods are primarily due to increases in research and development expenses, higher cost of product sales, and higher selling, general, and administrative expenses.

     Quantum. For the three months and six months ended October 31, 2001, net revenues increased by approximately $1.0 million, or 20.0%, and approximately $0.9 million, or 7.7%, respectively, as compared to the same periods in the prior fiscal year. Product sales in the second quarter of fiscal year 2002 increased $2.4 million, or 111.6%, to $4.6 million compared to $2.2 million in the same quarter of fiscal year 2001. For the six months ended October 31, product sales increased approximately $2.7 million, or 41.4% over the same period in the prior fiscal year. Product sales consist of those associated with General Motors' mid-size automobiles, pick-up trucks, and van platforms equipped with Quantum's bi-fuel and compressed natural gas fuel systems and General Motors' medium duty trucks equipped with dedicated liquid propane gas kits. The increase in product sales for the six months ended October 31, 2001 was generated mainly by higher sales of midsize automobiles, medium duty trucks, and van platforms, partially offset by lower sales of pick-up trucks, as compared to the same period in the prior fiscal year. We believe the increase in product sales was driven by growth in the U.S. markets for OEM alternative fuel vehicles. We anticipate product sales to be higher in the second half of fiscal year 2002, as compared to the same period in fiscal year 2001, as we introduce our new model year 2002 pick-up truck platforms and meet the increasing demand of General Motors' and other automotive OEMs' alternative fuel platforms.

     For the three months and six months ended October 31, 2001, gross profits on product sales to General Motors declined $2.4 million, or 391.9%, and $4.0 million, or 426.8%, compared to the same periods in fiscal year 2001. The decrease in gross profits during the second quarter of fiscal 2002 was primarily due to $1.2 million in inventory impairment charges and other inventory adjustments, $0.7 million in increased manufacturing overhead, $0.3 million in increased freight charges, and $0.2 million in additional direct labor for assembled products.

     During the three months and six months ended October 31, 2001, contract revenues decreased $1.4 million, or 53.7%, and $1.8 million, or 33.1%, respectively, as compared to the same periods in fiscal year 2001. Contract revenues decreased during the six months of fiscal year 2002 primarily due to a $2.5 million decline in General Motors' alternative fuel model year program revenues, which were partially offset by $0.7 million of new fuel cell contracts. Product application development costs during the three and six months ended October 31, 2001 increased $1.3 million, or 50.9% to $4.0 million, and $4.1 million, or 98.3% to $8.2 million, respectively, compared to the same periods in the prior fiscal year. Contract revenue and product application development costs are primarily for system development and application engineering of our products under the funded General Motors contract, other funded contract work with state and federal agencies, and for internally funded fuel cell and alternate fuel system and component application development work.

     During the three and six months ended October 31, 2001, Quantum's operating loss was approximately $9.8 million and $17.7 million, respectively, as compared to an operating loss of approximately $3.3 million and $5.3 million in the same periods of the prior fiscal year. For the six month period, the increase in loss of $12.4 million was attributable to a $4.9 million increase in research and development expenses, a $4.0 million decrease in gross profits on product sales, $1.8 million in lower contract revenues, and a $1.7 million increase in general and administrative expenses. The increase in general and administrative expenses was mainly due to charges of $1.3 million for legal and consulting services, of which $0.6 million is related to the S-3 filing, which was withdrawn on September 20, 2001, and Quantum spin-off costs. We anticipate Quantum's operating losses for the remainder of fiscal year 2002 will be lower than the losses for the same period in fiscal year 2001, as a result of staff and cost reductions implemented during the second quarter of fiscal year 2002.

     Gaseous Fuels Products Division. For the three months and six months ended October 31, 2001, net revenues decreased by approximately $2.5 million, or 15.6%, and approximately $6.1 million, or 17.1%, respectively, as compared to the same periods in the prior fiscal year. For the second quarter of fiscal year 2002, sales decreased $1.9 million in the material handling market, $0.7 million in the motor vehicle market, and $0.3 million in the small industrial engine market, as compared to the same period in the prior year. These decreases were offset by a $0.4 million increase in sales to the large engine industrial market. For the six month period, sales decreased $5.2 million in the material handling market, $2.2 million in the motor vehicle market, and $1.1 million in the small industrial engine market, as compared to the same period in the prior year. These decreases were partially offset by a $2.4 million increase in sales to the large engine industrial market. Assuming the recent economic slow down continues over the next two quarters, we anticipate that overall revenues generated by the Gaseous Fuel Products Division in fiscal year 2002 will be lower than fiscal year 2001.

     Gross profit for the three and six months ended October 31, 2001 decreased $2.1 million, or 37.3%, and $4.0 million, or 31.4%, respectively, as compared to the same periods in fiscal year 2001. For the three month period, $1.2 million of the decline in gross profit was due to the decline in revenues and $0.9 million was due to product mix. For the six month period, $2.2 million of the decline in gross profit was due to the decline in revenues and $1.8 million was due to product mix.

     For the three and six months ended October 31, 2001, operating income decreased by approximately $2.0 million, or 71.4%, and approximately $3.7 million, or 54.4%, respectively, as compared to the same periods in the prior fiscal year. The decrease for the six month period was mainly due to the decline in gross profit of $ 4.0 million, which was partially offset by $0.3 million in lower operating expenses. The decline in revenues in this fiscal year has adversely affected gross profit and operating income and given the current economic condition, we expect that operating income will be lower for this division for the remainder of fiscal year 2002 compared to the same periods in fiscal year 2001.

     International Operations. For the three month and six month periods ended October 31, 2001, net revenues increased by approximately $0.4 million, or 4.3%, and approximately $1.9 million, or 11.8%, respectively, as compared to the same periods in the prior fiscal year. For the three and six months ended October 31, 2001, our European and Mexico subsidiaries together accounted for revenue increases of $1.6 million and $3.8 million, respectively, as compared to the same periods in the prior fiscal year. These increases are due primarily to the expanding alternative fuel markets in these geographic regions. In addition, sales to the Asia market contributed $0.5 million in increased revenue during this fiscal year. These increases were partially offset by declines at our Australian subsidiary of $1.3 million and $2.0 million for the three and six month periods, respectively. The revenue decline at our Australian subsidiary was primarily due to the narrowing of the economic fuel price differential, which reduced the number of automobile conversions, as well as due to the slowing Australian economy. Assuming the fundamentals of our international markets remain strong in terms of government regulations, pollution control and economics, we anticipate revenues for the remainder of fiscal year 2002 will be higher than the comparable period in fiscal year 2001.

     During the three and six months ended October 31, 2001, operating income increased by approximately $0.2 million, or 90.9%, and $0.6 million, or 74.5%, respectively, as compared to the same periods in the prior fiscal year. The increase in operating income is attributable to higher revenues at our European and Mexico subsidiaries and lower operating expenses at our Australian and Mexico subsidiaries. Assuming continued growth in revenues in our International Operations segment, we anticipate that operating income for the remaining half of fiscal year 2002 will be higher compared to the same period in the prior fiscal year.

     Corporate Expenses. Corporate expenses consists of general and administrative expenses at the corporate level to support our operating segments in areas such as executive management, finance, human resources, management information systems, legal services, and investor relations. Additionally, amortization of goodwill and other intangible assets is recorded as a corporate expense. Corporate expense for the three months and six months ended October 31, 2001 increased by approximately $1.7 million, or 121.0%, and $1.6 million, or 49.2%, respectively, as compared to the same periods in the prior fiscal year. The increase in corporate expenses was primarily due to charges of approximately $1.4 million, primarily for legal and consulting services related to the S-3 filing, which was withdrawn on September 20, 2001, and Quantum spin-off costs. We anticipate that corporate expenses for the remaining half of fiscal year 2002 will be lower than the same period of fiscal year 2001.

     Corporate Research and Product Development. Corporate research and product development is a component of our research and development expense and relates to engineering, design, and research and development which supports our operating units and the development of all new products supporting the operating segments' needs. Corporate research and product development expense for the three and six months ended October 31, 2001 increased approximately $1.4 million, or 110.4%, and approximately $3.1 million, or 144.8%, respectively, as compared to the same periods in the prior fiscal year. The increase during the first six months is due to the funding of fuel metering and fuel storage component projects.

     Interest Expense. Interest expense for the three months ended October 31, 2001 was $0.4 million compared to the interest income of approximately $0.3 million for the same period in the prior fiscal year. For the six-month period ended October 31, 2001, interest expense was $0.6 million compared to $0.2 million for the same period in the prior fiscal year. The increase in interest expense was primarily a result of a higher balance on term notes and a higher outstanding balance on our line of credit with Bank of America, as compared to the interest income generated from the proceeds from the July 2000 equity offering in the first quarter of the prior fiscal year. We anticipate that interest expense for fiscal year 2002 will be higher than that of fiscal year 2001.

     Provision For Income Taxes. The estimated effective annual tax benefit rate of 40% for fiscal year 2002 approximates the previous year's tax benefit rate of 41%. The effective tax benefit rate represents the federal statutory income tax rate, state income taxes and foreign income taxes increased by research and development credits. For the six months ended October 31, 2001 we have incurred a $22.8 million operating loss. Also, we have federal and state research and development credit carryforwards aggregating approximately $8.2 million. Federal research and development credits totaling $5.2 million expire from 2009 to 2021. State research and development credits of $3.0 million have no expiration. As of October 31, 2001, the net deferred tax asset was $23.9 million. We believe that, based on our history of prior operating earnings, our announced intent to spin off Quantum and our expectations for the future, our operating income will more likely than not be sufficient to recognize fully the deferred tax assets and that the estimated effective annual tax rate in the future years will approximate the statutory rate.

LIQUIDITY AND CAPITAL RESOURCES.
-------------------------------

     We use cash generated from our operations, equity capital, bank financings and sales of our equity securities to fund capital expenditures and research and development, as well as to invest in and operate our existing operations and new businesses. We will require additional sources of financing in order to fully support our operations, fund the operations of Quantum and capitalize on opportunities that we believe to exist in the emerging fuel cell market. These additional sources of financing may include bank borrowings or public or private offerings of equity or debt securities. We cannot assure you that such additional sources of financing will be available on acceptable terms, if at all. If additional sources of financing are not available, we intend, within the next three months, to implement measures to conserve cash and reduce costs, which may include, among other things, making additional cost reductions at Quantum.

     The ratio of current assets to current liabilities was 1.5:1 on October 31, 2001 and 2.8:1 at the end of fiscal year 2001. During the fiscal year 2002, our working capital decreased by $28.0 million, from $51.5 million at the end of fiscal year 2001 to $23.5 million at the end of the second quarter of fiscal year 2002. The decreases in the ratio of current assets to current liabilities and working capital were due mainly to the decline in cash from the end of fiscal year 2001 to October 31, 2001 and to the classification of the previously reported long term portion of term loans to current liabilities as of October 31, 2001. Net cash used in operating activities was $20.9 million for the six months ended October 31, 2001, compared to net cash used in operating activities of $3.7 million for the same period in the previous year. Cash used in operating activities during the current period resulted primarily from the net loss of nearly $14.3 million in the first six months of fiscal year 2002 compared to the net loss of $2.0 million for the same period in the prior fiscal year. In addition, in the first six months of fiscal year 2002, inventory and deferred tax assets increased $4.5 million and $9.7 million, respectively. Increases in cash resulted from a $3.6 million decrease in accounts receivable and $2.6 million in depreciation and amortization.

     Net cash used in investing activities in the first half of fiscal year 2002 was approximately $4.9 million compared to $5.9 million for the same period in the previous year. The cash used in investing activities for both periods was primarily due to the purchases of equipment and leasehold improvements to support our ongoing research and development of products and applications that support the use of alternative fuel and fuel cell programs and for software system improvements.

     Net cash provided by financing activities during the first half of fiscal year 2002 was approximately $12.4 million compared to $37.9 million for the same period in the previous year. The increase in cash provided by financing activities in the current half of fiscal year 2002 was due to increases on our lines of credit of $6.5 million, the repayment of officer loans of $3.9 million, and stock option exercises of $1.8 million. The increase in cash provided by financing activities in the same period of the prior year was due to the proceeds from our follow on equity offering, which was partially offset by our subsequent pay down of the Bank of America working capital line of credit.

     Our loan facilities with Bank of America, amended in December 2001, provides for a $15.0 million revolving line of credit and a $1.0 million revolving line of credit for IMPCO Mexicano. Outstanding amounts under the facility accrue interest at the lender's rate plus up to 0.5%. At October 31, 2001, approximately $10.0 million and $1.0 million were outstanding under the revolving line of credit and the revolving line of credit for IMPCO Mexicano, respectively. The Bank of America credit facility contains certain restrictions and covenants, as well as limitations on other indebtedness, and is secured by substantially all of the Company's assets. In September 2001, the credit facility with Bank of America was amended to allow Quantum to increase its portion of the line of credit from $5.0 million to $15.0 million. In October and November the credit facility with Bank of America was amended to extend the maturity date of the line of credit. In December 2001, the credit facility with Bank of America was amended to extend the maturity date of the line of credit and shorten the maturity of our term loans to January 2002, provide for an interim increase in the availability of funds under the line of credit and eliminate both of the previously required financial covenants. We are in compliance with our restrictions and covenants. In addition to our loan facilities with Bank of America, our subsidiary in the Netherlands has a fl 5 million (approximately US $2.1 million at October 31, 2001) credit facility with Fortis Bank (formerly Mees Pierson) in the Netherlands. At October 31, 2001, there was an outstanding balance under this credit facility of approximately $1.6 million. Our subsidiary in Japan has a (Y) 60 million (approximately US $0.5 million at October 31, 2001) revolving term loan facility with the Hong Kong and Shanghai Banking Corporation Ltd., Osaka Branch. At October 31, 2001, a balance of approximately $0.2 million was outstanding.

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

     Foreign Currency Management. The results and financial condition of our international operations are affected by changes in exchange rates between certain foreign currencies and the U.S. Dollar. Our exposure to fluctuations in currency exchange rates has increased as a result of the growth of our international subsidiaries. The functional currency for all of our international subsidiaries is the local currency of the subsidiary. An increase in the value of the U.S. Dollar increases costs incurred by the subsidiaries because most of our international subsidiaries' inventory purchases are U.S. Dollar denominated. We monitor this risk and attempt to minimize the exposure through forward currency contracts and the management of cash disbursements in local currencies. At October 31, 2001 we had no currency forward contracts outstanding.

     We seek to hedge our foreign currency economic risk by minimizing our U.S. Dollar investment in foreign operations using foreign currency term loans to finance the operations of our foreign subsidiaries. The term loans are denominated in local currencies and translated to U.S. Dollars at period end exchange rates.

     Interest Rate Management. We use interest rate swap agreements with Bank of America to manage our exposure to interest rate changes and stabilize the cost of borrowed funds. When an agreement is executed, the swap is linked to a specific debt instrument. At October 31, 2001, we had approximately $7.6 million secured under a fixed interest rate agreement at a fixed interest rate of 7.59%. Absent this fixed rate agreements, the variable rate for this debt at October 31, 2001 would have been 4.34%. At October 31, 2001, the fair value of our interest rate swap agreements approximated $(0.3) million.

RECENT ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. We expect to adopt FAS 144 as of May 1, 2002 and do not expect that the adoption of the Statement will have a significant impact on our financial position and results of operations.

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

     We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2003. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $0.5 million ($.04 per share) per year. During 2002, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of May 1, 2002 and have not yet determined what the effect of these tests will be on our earnings and financial position.

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information relating to Quantitative and Qualitative Disclosures About Market Risk appear under the heading "Derivative Financial Instruments" which is included in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings.

     In August 2000, we proceeded with legal action in Federal court (Eastern District of Michigan, case # 00-73633) against GFI Control Systems Inc. and Dynetek Industries Ltd. for patent infringement (U.S. Patent No. 6,041,762) which covers a compressed gas fuel system that includes a tank with an internal pressure regulator. GFI Control Systems Inc. filed a counter-claim for patent infringement. We intend to vigorously enforce our intellectual rights.

Item 4.  Submission of matters to a vote of security holders

         (a) The annual meeting of stockholders was held on November 8, 2001.

         (b) The stockholders voted to elect the following nominees as directors for a three-year term:

            Nominee                       Votes For              Withheld
            -------                       ---------              --------
            Paul Mlotok                 8,174,957 (99.7%)         22,848
            Robert M. Stemmler          8,178,444 (99.8%)         19,361

         (c) The ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the current fiscal year received the following votes:

                                                          Votes
                                                          -----
                  For                                8,139,438 (99.3%)
                  Against                               49,180 (0.6%)
                  Abstain                                9,187 (0.1%)

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits:

             Exhibit Number      Exhibit Description
             --------------      --------------------

                  10.38 Amendment No. 1 to Amended and Restated Business Loan Agreement, dated as of September 5, 2001, among Bank of America, N.A., the Registrant and Quantum Technologies, Inc. (1)

                  10.39 Amendment No. 2 to Amended and Restated Business Loan Agreement, dated as of October 8, 2001, among Bank of America,
                                  N.A., the Registrant and Quantum Technologies, Inc.

                  10.40 Amendment No. 3 to Amended and Restated Business Loan Agreement, dated as of November 9, 2001, among Bank of America, N.A., the Registrant and Quantum Technologies,
                                  Inc.

                  10.41 Amendment No. 4 to Amended and Restated Business Loan Agreement, dated as of
                                  December 12, 2001, among Bank of America,
                                  N.A., the Registrant and Quantum Technologies, Inc.
             ------------------
             (1) Incorporated by reference to the registrant's Form 10-Q for the quarter ended July 31, 2001, filed by the Registrant on September 14, 2001.

        (b)  Reports on Form 8-K:

        There were no reports on Form 8-K filed during the quarter ended October 31, 2001.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       IMPCO Technologies, Inc.
                                          (Registrant)

Date: December 14, 2001                By /s/William B. Olson
                                       ---------------------------------
                                              William B. Olson
                                          Chief Financial Officer
                                          and Treasurer
                                          [Authorized Signatory]

                                  EXHIBIT INDEX

  Exhibit Number   Exhibit Description
  --------------   -------------------
      10.38        Amendment No. 1 to Amended and Restated Business Loan
                   Agreement, dated as of September 5, 2001, among Bank of America, N.A., the Registrant and Quantum Technologies,
                   Inc. (1)

      10.39 Amendment No. 2 to Amended and Restated Business Loan Agreement, dated as of October 8, 2001, among Bank of America, N.A., the Registrant and Quantum Technologies, Inc.

      10.40 Amendment No. 3 to Amended and Restated Business Loan Agreement, dated as of November 9, 2001, among Bank of America, N.A., the Registrant and Quantum Technologies, Inc.

      10.41 Amendment No. 4 to Amended and Restated Business Loan Agreement, dated as of December 12, 2001, among Bank of America, N.A., the Registrant and Quantum Technologies, Inc.

  -------------------
  (1) Incorporated by reference to the registrant's Form 10-Q for the quarter ended July 31, 2001 filed by the Registrant on September 14, 2001.

24