Form 10-Q
period 2002-01-31
IMPCO TECHNOLOGIES INC
filed 2002-03-18
CIK 790708

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2002, or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________________ to ____________________

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

                  Yes [X]  No  [_]

Number of shares outstanding of each of the issuer's classes of common stock, as of March 11, 2002:

     12,593,694 shares of Common Stock, $.001 par value per share.

INDEX

IMPCO TECHNOLOGIES, INC.

Part I.  Financial Information

     Item 1.  Financial Statements (Unaudited)

              Condensed consolidated balance sheets - April 30, 2001 and January 31, 2002

              Condensed consolidated statements of operations - Three and nine months ended January 31, 2001 and January 31, 2002

              Condensed consolidated statements of cash flows - Nine months ended January 31, 2001 and January 31, 2002

              Notes to condensed consolidated financial statements - January 31, 2002

              Pro Forma condensed consolidated balance sheet -
              January 31, 2002

              Pro Forma condensed consolidated statements of operations - January 31, 2002

              Pro Forma condensed consolidated statements of operations - April 30, 2001

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Item 3.  Quantitative and Qualitative Disclosure of Market Risk

Part II. Other Information

     Item 1.  Legal Proceedings

     Item 2.  Changes in Securities and Use of Proceeds

     Item 6.  Exhibits and Reports on Form 8-K

Signatures

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            IMPCO TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       April 30, 2001 and January 31, 2002

                                                                 April 30,      January 31,
                                                                    2001           2002
                                                                ------------   ------------
                                                                               (Unaudited)
ASSETS
Current assets:

    Cash and cash equivalents ...............................   $ 16,591,415   $ 22,198,699
    Accounts receivable, less allowance for doubtful accounts     24,464,971     15,655,891
    Inventories:
      Raw materials and parts ...............................     20,675,003     18,902,259
      Work-in-process .......................................        740,972        323,018
      Finished goods ........................................      9,935,020     13,304,295
                                                                ------------   ------------
           Total inventories ................................     31,350,995     32,529,572
    Deferred tax assets .....................................      2,168,679      2,698,311
    Other current assets ....................................      5,060,028      3,905,362
                                                                ------------   ------------
     Total current assets ...................................     79,636,088     76,987,835
Equipment and leasehold improvements
    Dies, molds and patterns ................................      7,140,156      8,248,069
    Machinery and equipment .................................     12,388,246     14,234,495
    Office furnishings and equipment ........................     14,207,561     16,021,423
    Automobiles and trucks ..................................        528,917        586,695
    Leasehold improvements ..................................      4,478,685      4,808,286
                                                                ------------   ------------
                                                                  38,743,565     43,898,968
    Less accumulated depreciation and amortization ..........     18,690,053     22,146,263
                                                                ------------   ------------

     Net equipment and leasehold improvements ...............     20,053,512     21,752,705

Intangibles arising from acquisitions, net ..................      9,534,994      9,166,551
Deferred tax assets .........................................     10,601,227     24,641,842
Other assets ................................................        936,843        945,998
                                                                ------------   ------------
                                                                $120,762,664   $133,494.931
                                                                ============   ============

     See accompanying notes to condensed consolidated financial statements.

                            IMPCO TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       April 30, 2001 and January 31, 2002
                                   (Continued)

                                                                                  April 30,      January 31,
                                                                                    2001             2002
                                                                               -------------    -------------
                                                                                              (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Accounts payable .........................................................   $  11,713,680    $  12,151,522
  Accrued payroll obligations ..............................................       3,881,500        3,868,704
  Other accrued expenses ...................................................       2,735,528        2,097,003
  Income taxes payable .....................................................            --            768,920

  Current lines of credit ..................................................       6,078,205       14,145,882
  Current maturities of long-term debt and capital leases ..................       3,680,158        4,391,513
                                                                               -------------    -------------

      Total current liabilities ............................................      28,089,071       37,423,544

Term loans .................................................................       6,870,693        5,951,348
Capital leases .............................................................       1,127,583          733,729

Minority interest ..........................................................       2,044,122        2,318,811

Stockholders' equity:

Preferred stock, $.001 par value, authorized 500,000 shares; none issued
and outstanding at April 30, 2001 and January 31, 2002 .....................            --               --
Common stock, $.001 par value, authorized 100,000,000 shares; 12,593,694
issued and outstanding at January 31, 2002 (10,294,377 at April 30, 2001)...          10,294           12,594
Additional paid-in capital .................................................     102,831,566      125,216,695
Shares held in trust .......................................................        (142,710)        (308,077)
Notes receivable from officers .............................................      (3,913,854)            --
Accumulated deficit ........................................................     (12,434,966)     (33,783,833)
Accumulated other comprehensive loss .......................................      (3,719,135)      (4,069,880)
                                                                               -------------    -------------
      Total stockholders' equity ...........................................      82,631,195       87,067,499
                                                                               -------------    -------------
                                                                               $ 120,762,664    $ 133,494,931
                                                                               =============    =============

     See accompanying notes to condensed consolidated financial statements.

                            IMPCO TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited
              Three and Nine Months ended January 31, 2001 and 2002

                                                                         Three Months Ended                Nine Months Ended
                                                                             January 31,                      January 31,
                                                                        2001            2002             2001             2002
                                                                  -------------    -------------    -------------    -------------
Revenue:
   Product sales ................................................ $  20,927,661    $  15,948,077    $  70,183,074    $  62,276,055
   Contract revenue .............................................     1,115,919        1,367,776        6,480,061        4,952,676
                                                                  -------------    -------------    -------------    -------------
     Net revenue ................................................    22,043,580       17,315,853       76,663,135       67,228,731

Costs and expenses:
   Cost of product sales ........................................    14,918,342       13,977,859       48,778,541       51,420,612
   Research and development expense .............................     8,979,470        8,682,535       22,220,111       30,642,662
   Selling, general and administrative expense ..................     6,175,489        6,099,761       16,784,999       19,384,963
                                                                  -------------    -------------    -------------    -------------
      Total costs and expenses ..................................    30,073,301       28,760,155       87,783,651      101,448,237

Operating loss ..................................................    (8,029,721)     (11,444,302)     (11,120,516)     (34,219,506)

Interest expense (income), net ..................................      (110,950)         349,655          136,499          904,124
                                                                  -------------    -------------    -------------    -------------
Loss before income taxes and minority interest in income
   of consolidated subsidiaries .................................    (7,918,771)     (11,793,957)     (11,257,015)     (35,123,630)
Income tax benefit ..............................................    (3,563,447)      (4,728,816)      (5,065,656)     (14,049,452)
Minority interest in income (loss) of consolidated subsidiaries          (3,841)         (44,701)         149,909          274,689
                                                                  -------------    -------------    -------------    -------------
Net loss applicable to common stock ............................. $  (4,351,483)   $  (7,020,440)   $  (6,341,268)   $ (21,348,867)
                                                                  =============    =============    =============    =============

Net loss per share:
   Basic ........................................................ $       (0.42)   $       (0.64)   $       (0.65)   $       (2.01)
                                                                  =============    =============    =============    =============
   Diluted ...................................................... $       (0.42)   $       (0.64)   $       (0.65)   $       (2.01)
                                                                  =============    =============    =============    =============
Number of shares used in per share calculation:
   Basic ........................................................    10,277,551       10,966,474        9,823,173       10,601,230
                                                                  =============    =============    =============    =============
   Diluted ......................................................    10,277,551       10,966,474        9,823,173       10,601,230
                                                                  =============    =============    =============    =============

          See accompanying notes to consolidated financial statements.

                            IMPCO TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                   Nine Months Ended January 31, 2001 and 2002

                                                                  January 31,     January 31,
                                                                     2001            2002
                                                                 ------------    ------------
Net cash used in operating activities ........................   $ (7,279,566)   $(22,330,043)

Cash flows from investing activities:
     Purchases of equipment and leasehold improvements .......     (8,925,162)     (5,398,157)
     Purchase of intangible assets ...........................       (128,991)       (127,432)
     Proceeds from sales of equipment ........................                          3,500
                                                                       59,061
     Purchase of available-for-sale securities ...............    (14,761,461)           --
     Sale of available-for-sale securities ...................      7,171,794            --
                                                                 ------------    ------------

Net cash used in investing activities ........................    (16,584,759)     (5,522,089)

Cash flows from financing activities:
     Increase (decrease) in borrowings under lines of credit..    (16,035,924)      8,204,805
     Payments to acquire shares held in trust ................        (32,390)       (165,368)
     Proceeds/payments on term loans .........................      2,482,724        (538,170)
     Payments from capital lease obligations .................       (485,304)       (332,525)
     Proceeds from issuance of common stock ..................     53,105,133      22,397,751
     Receipt of notes receivable from officers ...............           --         3,913,854
                                                                 ------------    ------------
Net cash provided by financing activities ....................     39,034,239      33,480,347

Translation adjustment .......................................        (74,853)        (20,931)
                                                                 ------------    ------------
Net increase in cash and cash equivalents ....................     15,095,061       5,607,284
Cash and cash equivalents at beginning of period .............      3,012,236      16,591,415
                                                                 ------------    ------------
Cash and cash equivalents at end of period ...................   $ 18,107,297    $ 22,198,699
                                                                 ============    ============

          See accompanying notes to consolidated financial statements.

                            IMPCO TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            January 31, 2001 and 2002

1) BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and the results of operations, contained in our Annual Report on Form 10-K for the fiscal year ended April 30, 2001. The consolidated financial statements of IMPCO Technologies, Inc. ("IMPCO" or the "Company") as of January 31, 2002 include the accounts of the Company and its majority owned subsidiary IMPCO-BERU Technologies B.V. ("IMPCO BV"), its majority owned subsidiary Grupo I.M.P.C.O. Mexicano, S. de R.L. de C.V. ("IMPCO Mexicano"), and its wholly owned subsidiaries IMPCO Technologies, Pty. Limited ("IMPCO Pty"), IMPCO Tech Japan K.K. ("IMPCO Japan"), Quantum Fuel Systems Technologies Worldwide, Inc. ("Quantum"), previously Quantum Technologies Worldwide, Inc., and its joint venture companies Minda Impco Technologies, Ltd., and Minda Impco Limited. The results of operations for the three and nine months ended January 31, 2002 are not necessarily indicative of the results that may be expected for the entire year ending April 30, 2002.

     Certain reclassifications have been made to prior period balances in order to conform to the current period presentation.

     The balance sheet at April 30, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 2001.

2) EQUITY OFFERING

     On January 11, 2002, the Company completed a private placement of 2,000,000 shares of common stock at a price of $11.25 per share for $22.5 million. The Company also issued to the investors warrants to purchase an aggregate of 200,000 shares of common stock at an exercise price of $13.25 per share. Each purchaser was issued a warrant to purchase one-tenth of a share of common stock for each share of common stock purchased under the agreement. In addition, the Company issued warrants to purchase an aggregate of 100,000 shares of common stock to the placement agent in connection with the transaction. The warrants are exercisable at any time until January 11, 2006. On February 15, 2002, a resale registration statement for the shares of common stock and common stock underlying the warrants was declared effective by the Securities and Exchange Commission.

3) CASH AND CASH EQUIVALENTS

     The cash and cash equivalents on the balance sheet at January 31, 2002 include restricted cash of approximately $225,000 (or EURO 261,552) held at our IMPCO-BERU subsidiary.

4)   DEBT PAYABLE

     Our debt payable is summarized as follows:

                                                                 April 30,      Jan 31,
                                                                    2001         2002
                                                                -----------   -----------
Bank of America NT&SA
         Revolving line of credit ............................. $ 3,914,000   $12,500,000
         Mexican peso line of credit ..........................     541,000          --
         Term loans for acquisitions and capital expenditures..   8,894,000     8,629,000
         Capital lease and expenditure facilities .............   1,436,000       957,000
Credit facility - Fortis Bank (formerly Mees Pierson) .........   1,461,000     1,345,000
The Hong Kong and Shanghai Banking Corporation Ltd
         Term loan for acquisition ............................     776,000       542,000
         Line of credit .......................................     162,000       301,000
Other capital leases ..........................................     572,000       720,000
Derivative instruments ........................................        --         228,000
                                                                -----------   -----------
                                                                 17,756,000    25,222,000
         Less current portion .................................   9,758,000    18,537,000
                                                                -----------   -----------
                                                                $ 7,998,000   $ 6,685,000
                                                                ===========   ===========

     Loan Covenants and Collateral. The Bank of America credit facility contains certain restrictions, as well as limitations on other indebtedness, and is secured by substantially all of the Company's assets. In February 2002, the credit facility with Bank of America was amended to extend the maturity date of the Company's line of credit and term loans to March 31, 2002. On February 11, 2002, the Company received a commitment letter from Bank of America to provide for a long term financing facility and to assist with the Company's spin off of Quantum. The Company is in compliance with the credit facility restrictions.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133, as amended by SFAS 138), which is required to be adopted in years beginning after June 15, 2000. The Company has adopted the new Statement effective May 1, 2001. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value and reflected as income or expense. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against commitments through earnings or recognized in other comprehensive income until the hedge item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The Company had no derivative financial instruments outstanding on May 1, 2001.

     It is the Company's policy to enter into interest rate swap contracts only to the extent necessary to reduce exposure to fluctuations in interest rates. The Company does not enter into interest rate swap contracts for speculative purposes. In the unlikely event that a counter party to a swap agreement fails to meet the terms of an interest rate swap contract, the Company's exposure is limited to the interest rate differential on the notional amount. The Company does not anticipate non-performance by the counter party. The Company has entered into one interest rate swap contract, which matures on September 30, 2004. At January 31, 2002, the notional amount of the swap was approximately $7.0 million with a fixed payment rate of 5.6% and a fluctuating receiving rate based upon LIBOR. The Company's weighted-average cost of funds was 5.3%, absent this swap agreement the weighted-average cost of funds would have been 4.9%. At January 31, 2002 the carrying value of the interest rate swap was $228,000 and is recorded as a liability. During the nine months ended January 31, 2002, the Company recorded a loss of $137,000 net of an applicable income tax benefit of $91,000 in comprehensive income in order to account for the change in fair value. There is no impact to current earnings due to hedge ineffectiveness.

5)   NOTES RECEIVABLE FROM OFFICERS

     On March 2, 2001, the Board of Directors authorized loans to three officers of the Company for the exercise of options to purchase Company common stock from former stockholders. Each of these loans was repaid in full in July 2001.

6)   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                           Three Months Ended              Nine Months Ended
                                                              January 31,                     January 31,
                                                          2001           2002             2001           2002
                                                     -------------   -------------   -------------   -------------
Numerator:
      Net loss ...................................   $ (4,351,483)   $ (7,020,440)   $ (6,341,268)   $(21,348,867)
      Numerator for basic earnings per share -
           loss to common stockholders ...........     (4,351,483)     (7,020,440)     (6,341,268)    (21,348,867)
      Numerator for diluted earnings per share -
           loss to common stockholders ...........     (4,351,483)     (7,020,440)     (6,341,268)    (21,348,867)
Denominator:
      Denominator for basic earnings per share -
           weighted-average shares ...............     10,277,551      10,966,474       9,823,173      10,601,230
      Denominator for diluted earnings per share -
           adjusted weighted-average shares ......     10,277,551      10,966,474       9,823,173      10,601,230
                                                     ------------    ------------    ------------    ------------
Basic earnings per share .........................   $      (0.42)   $      (0.64)   $      (0.65)   $      (2.01)
                                                     ============    ============    ============    ============
Diluted earnings per share .......................   $      (0.42)   $      (0.64)   $      (0.65)   $      (2.01)
                                                     ============    ============    ============    ============

7)   COMPREHENSIVE LOSS

     The components of comprehensive income for the three month and nine month periods ended January 31, 2001 and January 31, 2002, are as follows:

                                                          Three Months                     Nine Months
                                                        Ended January 31,               Ended January 31,
                                                  -----------------------------   -----------------------------
                                                       2001            2002             2001           2002
                                                  -------------   -------------   -------------   -------------
Net loss ......................................   $ (4,351,483)   $ (7,020,440)   $ (6,341,268)   $(21,348,867)
Foreign currency translation adjustment .......        643,568         (20,512)       (252,354)       (213,739)
Unrealized gain/(loss) on derivative instrument         36,211          56,440          36,211        (137,006)
                                                  ------------    ------------    ------------    ------------
 Comprehensive loss ...........................   $ (3,671,704)   $ (6,984,512)   $ (6,557,411)   $(21,699,612)
                                                  ============    ============    ============    ============

8)   BUSINESS SEGMENT INFORMATION

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

     The Quantum division will continue to require significant research and development expenditures over the next several years in order to commercialize its products for fuel cell applications. The Quantum division will also require significant capital expenditures to construct additional manufacturing and assembly capacity required to support the production of its products.

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

      Net revenues and operating income for the Company's business segments for the three and nine months ended January 31, 2001 and 2002 are as follows:

================================================================================================
                                                          Revenues
------------------------------------------------------------------------------------------------
(in thousands)                      Three Months Ended                Nine Months Ended
                                       January 31,                       January 31,
                                       -----------                       -----------
                                  2001             2002             2001             2002
                                  ----             ----             ----             ----

Quantum                          $ 3,898          $ 3,517         $ 15,756         $ 16,286
Gaseous Fuel Products             14,284           10,199           50,309           40,081
International Operations           7,751            6,805           23,547           24,462
Intersegment Elimination          (3,889)          (3,205)         (12,949)         (13,600)
                             ------------     ------------     ------------     ------------
------------------------------------------------------------------------------------------------
Total                            $22,044          $17,316         $ 76,663         $ 67,229
================================================================================================



===============================================================================================
                                                  Operating Income/Loss
-----------------------------------------------------------------------------------------------
(in thousands)                    Three Months Ended                 Nine Months Ended
                                     January 31,                        January 31,
                                     -----------                        -----------
                                2001             2002               2001             2002
                                ----             ----               ----             ----
Quantum                         $(8,381)        $ (9,396)           $(15,765)     $ (32,289)
Gaseous Fuel Products             2,171               73               8,963          3,172
International Operations            105            (448)                 973          1,067
Corporate Expenses (1)           (1,895)          (1,601)             (5,057)        (6,318)
Intersegment Elimination            (30)             (72)               (235)           148
-----------------------------------------------------------------------------------------------
Total                           $(8,030)       $ (11,444)           $(11,121)     $ (34,220)
===============================================================================================

(1) Represents corporate expenses not allocated to any of the operating segments.

9) INCOME TAXES

     Income taxes for the three and nine months ended January 31, 2002 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. For the three months ended January 31, 2002 the Company received income tax refunds from fiscal years 1999, 2000, and 2001 totaling approximately $1.5 million.

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

                            IMPCO TECHNOLOGIES, INC.

         UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     On June 12, 2001, we announced a strategic alliance between our Quantum subsidiary and General Motors in which General Motors would acquire an equity position in our Quantum subsidiary. The strategic alliance with General Motors is conditioned on our spin-off of Quantum, which we announced on June 14, 2001. On February 13, 2002, Quantum filed its Form 10 for the registration of its common stock under the Securities Exchange Act of 1934, as amended. We intend to accomplish the spin-off by means of a tax-free distribution of Quantum common stock to our stockholders prior to our fiscal 2002 year-end. The spin-off is subject to a number of conditions, including the receipt of an opinion from our tax counsel or a private letter ruling from the Internal Revenue Service that the spin-off will be tax-free to our stockholders for federal income tax purposes. We cannot assure you that the spin-off will occur as planned, if at all. In the event the spin-off of Quantum is not consummated, both Quantum and General Motors intend to establish an alliance in another arrangement.

     The following unaudited pro forma condensed consolidated financial statements have been prepared to illustrate the effect of our intended spin-off of Quantum in accordance with Article 11 of Regulation S-X. The unaudited pro forma condensed consolidated balance sheet illustrates the post spin-off balance sheet of IMPCO Technologies, Inc. as of January 31, 2002. The unaudited pro forma condensed consolidated statement of income illustrates the post spin-off statement of income of IMPCO Technologies, Inc. for the nine months ended January 31, 2002 as if the spin-off had occurred on May 1, 2001 and for the fiscal year ended April 30, 2001 as if the spin-off had occurred on May 1, 2000.

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

                            IMPCO TECHNOLOGIES, INC.
            UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEETS
                                January 31, 2002

                                                                                                       Pro Forma
                                                                                                         IMPCO
                                                                      Historical     Pro Forma         Excluding
                                                          IMPCO      Quantum (1)    Adjustments         Quantum
                                                      ------------   ------------   ------------      ------------
                          ASSETS
Current assets:
     Cash and cash equivalents ....................   $ 22,198,699   $  1,059,735   $ 20,000,000(2)   $  1,138,964
     Accounts receivable, less allowance for
        doubtful accounts ..........................    15,655,891      3,810,649           --          11,845,242
     Inventories ..................................     32,529,572     11,959,818           --          20,569,754
     Deferred tax assets ..........................      2,698,311           --             --           2,698,311
     Other current assets .........................      3,905,362      1,781,908           --           2,123,454
                                                      ------------   ------------   ------------      ------------
        Total current assets ......................     76,987,835     18,612,110     20,000,000        38,375,725
Equipment and leasehold improvements:
     Dies, molds and patterns .....................      8,248,069      2,519,017           --           5,729,052
     Machinery and equipment ......................     14,234,495      8,161,785           --           6,072,710
     Office furnishings and equipment .............     16,021,423      7,990,527           --           8,030,896
     Automobiles and trucks .......................        586,695        181,175           --             405,520
     Leasehold improvements .......................      4,808,286      2,443,031           --           2,365,255
                                                      ------------   ------------   ------------      ------------
                                                        43,898,968     21,295,535           --          22,603,433
     Less accumulated depreciation and amortization     22,146,263      7,414,472           --          14,731,791
                                                      ------------   ------------   ------------      ------------
        Net equipment and leasehold improvements ..     21,752,705     13,881,063           --           7,871,642
Intangibles arising from acquisitions, net ........      9,166,551           --             --           9,166,551
Deferred tax assets ...............................     24,641,842           --             --          24,641,842
Other assets ......................................        945,998           --             --             945,998
                                                      ------------   ------------   ------------      ------------
                                                      $133,494,931   $ 32,493,173   $ 20,000,000      $ 81,001,758
                                                      ============   ============   ============      ============


See accompanying notes to pro forma condensed consolidated financial statements.

                            IMPCO TECHNOLOGIES, INC.
            UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEETS
                                January 31, 2002
                                   (Continued)

                                                                                                       Pro Forma
                                                                                                         IMPCO
                                                                      Historical       Pro Forma       Excluding
                                                        IMPCO         Quantum (1)     Adjustments       Quantum
                                                    -------------    -------------   -------------   -------------
        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable ...........................   $  12,151,522    $   8,423,452            --     $   3,728,070
     Accrued payroll obligations ................       3,868,704          592,236            --         3,276,468
     Other accrued expenses .....................       2,097,003        1,053,250            --         1,043,753
     Income taxes payable .......................         768,920             --              --           768,920
     Current lines of credit ....................      14,145,882       12,000,000            --         2,145,882
     Current maturities of long-term debt and
         capital leases .........................       4,391,513          188,832            --         4,202,681
                                                    -------------    -------------   -------------   -------------
         Total current liabilities ..............      37,423,544       22,257,770            --        15,165,774
Term loans ......................................       5,951,348             --              --         5,951,348
Capital leases ..................................         733,729          170,388            --           563,341

Minority interest ...............................       2,318,811             --              --         2,318,811

Stockholders' equity:
     Preferred stock ............................            --               --              --              --
     Common stock ...............................          12,594             --              --            12,594
     Additional paid-in capital .................     125,216,695       10,065,015      20,000,000      95,151,680
     Shares held in trust .......................        (308,077)            --              --          (308,077)
     Accumulated deficit ........................     (33,783,833)            --              --       (33,783,833)
     Accumulated other comprehensive income .....      (4,069,880)            --              --        (4,069,880)
                                                    -------------    -------------   -------------   -------------
         Total stockholders' equity .............      87,067,499       10,065,015      20,000,000      57,002,484
                                                    -------------    -------------   -------------   -------------
                                                    $ 133,494,931    $  32,493,173   $  20,000,000   $  81,001,758
                                                    =============    =============   =============   =============


See accompanying notes to pro forma condensed consolidated financial statements.

                            IMPCO TECHNOLOGIES, INC.
       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       Nine months ended January 31, 2002

                                                                                                              Pro Forma
                                                                                                                IMPCO
                                                                        Historical        Pro Forma           Excluding
                                                          IMPCO         Quantum (1)      Adjustments           Quantum
                                                      -------------    -------------    -------------       -------------
Revenue:
      Product sales ................................  $  62,276,055    $  11,389,496    $        --         $  50,886,559
      Contract revenue .............................      4,952,676        4,896,695             --                55,981
                                                      -------------    -------------    -------------       -------------
           Net revenue .............................     67,228,731       16,286,191                           50,942,540

Costs and expenses:
      Cost of product sales ........................     51,420,612       18,512,553             --            32,908,059
      Research and development expense .............     30,642,662       26,281,660             --             4,361,002
      Selling, general and administrative expense ..     19,384,963        3,781,487        1,307,390 (2)      14,296,086
                                                      -------------    -------------    -------------       -------------
         Total costs and expenses ..................    101,448,237       48,575,700        1,307,390          51,565,147
Operating loss .....................................    (34,219,506)     (32,289,509)      (1,307,390)           (622,607)
Interest expense ...................................        904,124          291,748             --               612,376
                                                      -------------    -------------    -------------       -------------
Loss before income taxes
   and minority interest in income of
     consolidated subsidiaries .....................    (35,123,630)     (32,581,257)      (1,307,390)         (1,234,983)
Income tax benefit .................................    (14,049,452)            --        (13,555,459)(3)        (493,993)
Minority interest in income of
   consolidated subsidiaries .......................        274,689             --               --               274,689
                                                      -------------    -------------    -------------       -------------
Net loss applicable to common
   stock ...........................................  $ (21,348,867)   $ (32,581,257)   $ (12,248,069)      $  (1,015,679)
                                                      =============    =============    =============       =============
Net loss per share:
     Basic .........................................  $       (2.01)                                        $       (0.10)
                                                      =============                                         =============
     Diluted .......................................  $       (2.01)                                        $       (0.10)
                                                      =============                                         =============
Number of shares used in per share calculation:
     Basic .........................................     10,601,230                                            10,601,230
                                                      =============                                         =============
     Diluted .......................................     10,601,230                                            10,601,230
                                                      =============                                         =============

                            IMPCO TECHNOLOGIES, INC.
       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        Fiscal Year ended April 30, 2001

                                                                                                          Pro Forma
                                                                                                            IMPCO
                                                                    Historical        Pro Forma           Excluding
                                                      IMPCO         Quantum (1)      Adjustments           Quantum
                                                  -------------    -------------    -------------       -------------
Revenue:
   Product sales ..............................   $  95,986,664    $  15,447,389    $        --         $  80,539,275
   Contract revenue ...........................       7,910,540        7,910,540             --                  --
                                                  -------------    -------------    -------------       -------------
        Net revenue ...........................     103,897,204       23,357,929             --            80,539,275

Costs and expenses:
   Cost of product sales ......................      68,951,003       19,452,343             --            49,498,660
   Research and development expense ...........      32,556,371       26,686,691             --             5,869,680
   Selling, general and
     administrative expense ...................      24,060,425        4,342,106        1,157,016 (2)      18,561,303
                                                  -------------    -------------    -------------       -------------
        Total costs and expenses ..............     125,567,799       50,481,140        1,157,016          73,929,643
Operating income (loss) .......................     (21,670,595)     (27,123,211)       1,157,016           6,609,632
Interest expense ..............................       1,417,281         (329,284)            --             1,087,997

Interest income ...............................      (1,308,921)            --               --            (1,308,921)
                                                  -------------    -------------    -------------       -------------
Income (loss) before income taxes
     and minority interest in income of
     consolidated subsidiaries ................     (21,778,955)     (27,452,495)       1,157,016           6,830,556
Income tax expense (benefit) ..................      (8,929,370)            --        (11,832,356)(3)       2,902,986
Minority interest in income of
     consolidated subsidiaries ................         253,064             --               --               253,064
                                                  -------------    -------------    -------------       -------------
Net income (loss) applicable to common
     stock ....................................   $ (13,102,649)   $ (27,452,495)   $ (10,675,340)      $   3,674,506
                                                  =============    =============    =============       =============
Net income (loss) per share:
     Basic ....................................   $       (1.32)                                        $        0.37
                                                  =============                                         =============
     Diluted ..................................   $       (1.32)                                        $        0.34
                                                  =============                                         =============
Number of shares used in per share calculation:
     Basic ....................................       9,934,700                                             9,934,700
                                                  =============                                         =============
     Diluted ..................................       9,934,700                                            10,767,369
                                                  =============                                         =============

      NOTES TO UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pro Forma Balance Sheet

     1) Assets and liabilities directly attributable to Quantum at January 31, 2002. Additional paid-in capital represents the net book value of Quantum.

     2) The adjustment to cash represents an $8.0 million cash infusion and a $12.0 million repayment of indebtedness at January 31, 2002.

Pro Forma Statement of Income

     1) Quantum historical operating results for the nine months ended January 31, 2002 and for the fiscal year ended April 30, 2001.

     2) Specifically identified portion of corporate general and administrative expense directly attributable to Quantum for the six months ended January 31, 2002 and for the fiscal year ended April 30, 2001. The adjusted amount does not include any portion of expected on-going expenses of IMPCO.

     3) The adjustment to income taxes represents the effect of Quantum research and development credits and operating losses. The effective income tax rate for IMPCO primarily represents the federal statutory rate plus state and foreign income taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
--------------------------

     This Report, including the Management's Discussion and Analysis which follows, contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and assumptions. We use words such as "anticipate," "expect," "intend," "plan," "believe," "seek," "estimate," and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, the following: we may be unable to raise additional capital necessary to fund our operations and capitalize on market opportunities; our business depends on the growth of the alternative fuel market; Our proposed spin-off of our Quantum division is subject to various risks, including restrictions on our or Quantum's issuance of equity securities in order to maintain the tax-free status of the spin-off, and we could be subject to tax liability if the spin-off fails to qualify as tax-free under the Internal Revenue Code; our Quantum division depends on its relationship with General Motors and the commitment of General Motors to the development of the alternative fuel market; we may not be able to finalize documentation or meet terms and conditions on the Bank of America long term financing arrangement; we can not assure you that cost reduction measures at Quantum will reduce operating losses in that division; we face significant competition, which could decrease our revenue and market share; we face risks of operating internationally, including potential foreign currency exposure, difficulty and expense of complying with local laws and regulations, and political instability; new technologies could render our products obsolete; we may be unable to adequately protect our intellectual property rights; we depend on third-party suppliers to supply materials and components for our products; We may be subject to increased warranty claims due to the lengthened warranty periods being offered by our OEM customers; the market for our products could be adversely affected by changes in environmental and other policies and regulations; we may be subject to litigation if our stock price is volatile; and changes in general economic conditions could materially affect our results of operations. This list of factors is not intended to be exhaustive. Reference should also be made to the factors set forth from time to time in our SEC reports, including but not limited to those set forth in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended April 30, 2001. You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of this Report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, financing operations, warranty obligations, long-term service contracts, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. We record estimated reductions to revenue for customer programs and incentive offerings including special pricing agreements, price protection, promotions and other volume-based incentives. If market conditions were to decline in any particular market or period, we may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered. We recognize revenue and profit as work progresses on long-term, fixed price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. We follow this method since we can make reasonably dependable estimates of the revenue and costs applicable to various stages of a contract. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. We operate wholly owned and majority owned subsidiaries. We recorded goodwill from the investment for the amount of the purchase price over book value. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the goodwill, thereby possibly requiring an impairment charge in the future. We recorded a deferred tax asset and believe that it is more likely than not to be realized. While we consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

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

     Our Quantum division will continue to require significant research and development expenditures over the next several years in order to commercialize our products for fuel cell applications. Quantum will also require significant capital expenditures to construct additional manufacturing and assembly capacity required to support the production of our products.

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

     On February 13, 2002, Quantum Fuel Systems Technologies Worldwide, Inc. filed a Form 10 Registration Statement with the Securities and Exchange Commission relating to the anticipated spin-off of our Quantum division. We cannot assure you that the spin-off will occur as it will be subject to numerous conditions, including the receipt of a financial opinion from an underwriter, the receipt of an opinion from our tax counsel or a private letter ruling from the Internal Revenue Service to the effect that the spin-off will be tax-free to our stockholders for federal income tax purposes, a final assessment by us and our tax counsel that the proposed spin-off will be tax free to us for federal income tax purposes, and final Board approval. Our pro forma net revenues and operating loss for the nine months ended January 31, 2002, assuming the intended spin-off occurred at the beginning of fiscal 2002, totaled $50.9 million and $1.0 million, respectively.

RESULTS OF OPERATIONS

     Net revenues and operating income for our business for the three and nine months ended January 31, 2001 and 2002 are as follows:

================================================================================
                                                    Revenues
--------------------------------------------------------------------------------
(in thousands)                    Three Months Ended       Nine Months Ended
                                       January 31,             January 31,
                                ----------------------  ----------------------
                                   2001        2002        2001        2002
                                ----------  ----------  ----------  ----------
Quantum                          $  3,898    $  3,517    $ 15,756    $ 16,286
Gaseous Fuel Products              14,284      10,199      50,309      40,081
International Operations            7,751       6,805      23,547      24,462
Intersegment Elimination           (3,889)     (3,205)    (12,949)    (13,600)
--------------------------------------------------------------------------------
Total                            $ 22,044    $ 17,316    $ 76,663    $ 67,229
================================================================================

================================================================================
                                              Operating Income/Loss
--------------------------------------------------------------------------------
(in thousands)                    Three Months Ended       Nine Months Ended
                                       January 31,             January 31,
                                ----------------------  ----------------------
                                    2001        2002        2001        2002
                                ----------  ----------  ----------  ----------

Quantum                          $ (8,381)   $ (9,396)   $(15,765)   $(32,289)
Gaseous Fuel Products               2,171          73       8,963       3,172
International Operations              105        (448)        973       1,067
Corporate Expenses (1)             (1,895)     (1,601)     (5,057)     (6,318)
Intersegment Elimination              (30)        (72)       (235)        148
--------------------------------------------------------------------------------
Total                            $ (8,030)   $(11,444)   $(11,121)   $(34,220)
================================================================================


(1) Represents corporate expenses not allocated to any of the operating segments.

     Net revenue decreased $4.7 million, or 21.4%, from $22.0 million in the third quarter of fiscal year 2001 to $17.3 million in the third quarter of fiscal year 2002. Net revenue decreased $9.4 million, or 12.3%, from $76.6 million in the nine months ended January 31, 2001 to $67.2 million in the nine months ended January 31, 2002. These decreases were primarily due to declines in material handling sales of $3.1 million and $9.6 million in the three month and the nine month periods ended January 31, 2002, respectively, as compared to the same periods in the prior fiscal year. The operating loss increased $3.4 million, or 42.5%, from $8.0 million in the third quarter of fiscal year 2001 to $11.4 million in the third quarter of fiscal year 2002. The operating loss increased $23.1 million, or 207.7%, from $11.1 million in the nine months period ended January 31, 2001 to $34.2 million in the nine months period ended January 31, 2002.

     Quantum division. For the three months and nine months ended January 31,
     ----------------
2002, net revenues decreased by approximately $0.4 million, or 9.8%, and increased approximately $0.5 million, or 3.4%, respectively, as compared to the same periods in the prior fiscal year. Product sales in the third quarter of fiscal year 2002 decreased $0.6 million, or 20.7%, to $2.2 million compared to $2.8 million in the same quarter of fiscal year 2001. For the nine months ended January 31, 2001 product sales increased approximately $2.1 million, or 22.8% over the same period in the prior fiscal year. Product sales consist of those associated with General Motors' mid-size automobiles, pick-up trucks, and van platforms equipped with our bi-fuel and compressed natural gas fuel systems and General Motors' medium duty trucks equipped with dedicated liquid propane gas kits. The increase in product sales for the nine months ended January 31, 2002 was generated mainly by higher sales of midsize automobiles, medium duty trucks, and van platforms, partially offset by lower sales of pick-up trucks, as compared to the same period in the prior fiscal year. We believe the increase in product sales was driven by growth in the U.S. markets for OEM alternative fuel vehicles.

     For the three months and nine months ended January 31, 2002, cost of product sales increased $0.4 million, or 10.0%, and $6.9 million, or 60.0%, respectively, compared to the same periods in fiscal year 2001. The increase in cost of product sales for the third quarter of fiscal year 2002 was primarily due to $0.6 million in increased warranty reserves. The increase in warranty reserves was due to higher warranty claims experienced, primarily for medium duty applications. The increase in cost of product sales for the nine months ended January 31, 2002 was due to $2.4 million in higher material cost related to higher production volume, a $1.5 million increase in inventory reserves, of which $1.1 million is related to a provision to reduce inventories to their "lower of cost-or-market" for the General Motors' pick-up truck application, a $1.0 million increase in manufacturing overhead mainly due to pre-production efforts associated with fuel storage tanks, a $1.0 million increase in warranty reserves due to higher warranty claims experienced, primarily in medium duty applications, a $0.3 million increase in freight charges, and $0.2 million in additional direct labor for assembled products. The

"lower of cost-or-market" provision for the General Motors' pick-up truck application is due to a fixed sales price and a higher than expected material cost. The higher than expected material cost was caused by lower anticipated volumes and no firm sales commitment from General Motors.

     For the three months and nine months ended January 31, 2002, gross profits on product sales declined $1.0 million, or 81.5%, and $4.8 million, or 211%, respectively, compared to the same periods in fiscal year 2001. The increase in negative gross profit for the third quarter of fiscal year 2002 was primarily due to a $0.6 million decrease in product revenues and a $0.4 million increase in cost of product sales. The increase in negative gross profit for the nine months ended January 31, 2002 was due to a $2.1 million increase in product sales and a $6.9 million increase in cost of product sales.

     During the three and nine months ended January 31, 2002, contract revenues increased by $0.2 million, or 17.6%, and decreased $1.6 million, or 24.4%, respectively, as compared to the same periods in fiscal year 2001. The increase for the third quarter in fiscal year 2002 is primarily due to a $0.8 million increase in new contracts relating to fuel cell applications, partially offset by a $0.6 million decline in General Motors' alternative fuel model year program revenues. The decrease for the nine months ended January 31, 2002 is primarily due to a $3.2 million decline in General Motors' alternative fuel model year program revenues, which was partially offset by $1.6 million of these new fuel cell application contracts. Contract revenue is primarily for system development and application engineering of products under funded General Motors and other OEM contracts, and other funded contract work with state and federal agencies.

     For the three month and nine months ended January 31, 2002, research and development expense increased by $0.3 million, or 4.2%, and $9.0 million, or 52.0%, respectively from the same periods in fiscal year 2001. The increase in research and development for the nine months ended January 31, 2002 primarily relates to a $4.2 million increase attributable to additional facilities and additional research and development support activities, a $2.8 million increase for fuel storage, fuel delivery systems, and vehicle integration for fuel cell and CNG-related OEM programs for internally funded fuel cell and alternate fuel system and component application development work, and a $2.0 million increase in product application development costs. Product application development expense is primarily for system development and application engineering of products under funded General Motors and other OEM contracts, and other funded contract work with state and federal agencies.

     During the three and nine months ended January 31, 2002, general and administrative expenses decreased by $0.1 million, or 4.7%, and increased by $1.0 million, or 38.1%, respectively, as compared to the same periods in fiscal year 2001. The increase for the nine months ended January 31, 2002 was primarily due to charges of $1.6 million for legal and consulting services mainly due to one-time spin-off costs and our S-3 filing, which was withdrawn on September 20, 2001.

     During the three months ended January 31, 2002, the operating loss was approximately $9.4 million as compared to an operating loss of approximately $8.4 million in the same period of the prior fiscal year. The increase in loss of $1.0 million, or 12.1%, for the three months ended January 31, 2002 was mainly attributable to a $1.0 million increase in negative gross profits on product sales. During the nine months ended January 31, 2002, our operating loss was approximately $32.3 million as compared to an operating loss of approximately $15.8 million in the same period of the prior fiscal year. The increase in loss of $16.5 million, or 104.8%, for the nine months ended January 31, 2002 was mainly attributable to a $9.0 million increase in research and development expenses, a $4.8 million increase in negative gross profits on product sales, and a $1.0 million increase in general and administrative expenses. For the three month and nine month periods ended January 31, 2002, operating losses include $0.6 million in restructuring charges for the closure of our Mexico assembly operation, the closure of a Michigan facility, and associated personnel severance costs. We anticipate Quantum's operating loss for the fourth quarter of fiscal year 2002 will be less than experienced in the same period of the last fiscal year, as a result of staff and cost reductions implemented during the second and third quarters of fiscal year 2002.

     Gaseous Fuels Products Division. For the three months and nine months ended
     -------------------------------
January 31, 2002, net revenues decreased by approximately $4.0 million, or 28.6%, and approximately $10.2 million, or 20.3%, respectively, as compared to the same periods in the prior fiscal year. Revenues were lower in the three months and nine months periods due to declines in the material handling market and the small industrial engine market. During the third quarter of fiscal year 2002, sales decreased $3.1 million in the material handling market, $0.7 million in the small industrial engine market, and $0.2 million in the large industrial engine market, as compared to the same period in the prior year. For the nine month period, sales decreased $8.4 million in the material handling market, $2.2 million in the motor vehicle market, and $1.9 million in the small industrial engine market. We believe the decreases were caused by the current economic slowdown. These decreases were partially offset by an increase in sales of $2.2 million in the large industrial engine market, as compared to the same period in the prior year. Due to unfavorable economic conditions, we anticipate that overall revenues generated by this division in fiscal year 2002 will be lower than fiscal year 2001.

     Gross profit for the three and nine months ended January 31, 2002 decreased $2.2 million, or 47.4%, and $6.2 million, or 35.8%, respectively, as compared to the same periods in fiscal year 2001. For the three months and nine months periods, the decline in gross profit attributable to the decline in revenue was $0.9 million and $2.6 million, respectively, while decreases of $1.3 million and $3.6 million, respectively, were due to product mix.

     For the three and nine months ended January 31, 2002, operating income decreased $2.1 million, or 96.6%, and $5.8 million, or 64.6%, respectively, as compared to the same periods in the prior fiscal year. For the nine months period, the decrease in operating income was mainly due to the decline in gross profit of $ 6.2 million, which was partially offset by $0.4 million in lower operating expenses. The overall decline in revenues were due to global economic slowdown has adversely affected gross profit and operating income. We anticipate that operating income will be lower for this division for the remainder of fiscal year 2002 compared to the same period in fiscal year 2001.

     International Operations. For the three months and nine months ended
     ------------------------
January 31, 2002, net revenues decreased by approximately $0.9 million, or 12.2%, and increased approximately $0.9 million, or 3.9%, respectively, as compared to the same periods in the prior fiscal year. For the three months ended January 31, 2002, revenues decreased a combined $1.5 million at our European, Australia, and Japan subsidiaries, as compared to the same period in the prior fiscal year. These decreases were partially offset by the increase in revenues of $0.5 million at our Mexico subsidiary. For the nine months ended January 31, 2002, revenues increased $4.1 million at our European and Mexico subsidiaries, as compared to the same period in the prior fiscal year. These increases in revenues were offset by a $2.4 million decline in revenue at the Australian subsidiary and a $0.8 million decline in revenue at the Japan subsidiary. In this fiscal year, the narrowing of the fuel price differential continued to be a factor in the automobile conversion for the Australian market as evidenced by the significant decline in the number of compliance plate sales and the OEM program kits. Revenues and profitability at our Japan subsidiary have been negatively affected by Japan's economic recession and the adverse impact of the strengthening U.S. dollar. Due to favorable market conditions in our European, India, and Mexico markets, we anticipate that revenues for the remainder of fiscal year 2002 will be slightly higher than that of fiscal year 2001.

     During the three months and nine months ended January 31, 2002, operating income decreased by approximately $0.6 million, or 525.3%, and increased $0.1 million, or 9.6%, as compared to the same periods in the prior fiscal year. For the three month period, the decrease in operating income is attributable to lower revenues. Assuming continued growth in revenues in our International Operations segment, we anticipate that operating income for the remainder of fiscal year 2002 will be higher than the same period in the prior fiscal year.

     Corporate Expenses. Corporate expenses consists of general and
     ------------------
administrative expenses at the corporate level to support our operating segments in areas such as executive management, finance, human resources, management information systems, legal services, and investor relations. Additionally, amortization of goodwill and other intangible assets is recorded as a corporate expense. Corporate expense for the three months ended January 31, 2002 decreased by approximately $0.3 million, or 15.5%, as compared to the same period in the prior fiscal year. For the nine month period, corporate expenses increased approximately $1.3 million, or 24.9% compared to that of fiscal year 2001. During this fiscal year, increases in corporate expenses were attributable to $2.0 million in legal fees and consulting services primarily related to Quantum spin-off costs and our S-3 filing in connection with a follow-on offering, which was withdrawn on September 20, 2001. We anticipate that corporate expenses for the remaining fiscal year 2002 will be lower than the same period of fiscal year 2001.

     Interest Expense. Interest expense for the three months ended January 31,
     ----------------
2002 was $0.3 million compared to the interest income of approximately $0.1 million for the same period in the prior fiscal year. For the nine month period ended January 31, 2002, interest expense was $0.9 million compared to $0.1 million for the same period in the prior fiscal year. The increases were primarily due to a higher outstanding balance on our line of credit with Bank of America, as compared to the interest income generated from the proceeds from the July 2000 equity offering in the first quarter of the prior fiscal year. We anticipate that interest expense for fiscal year 2002 will be higher than that of fiscal year 2001.

     Provision For Income Taxes. The estimated effective annual tax benefit rate
     --------------------------
of 40% for fiscal year 2002 approximates the previous year's tax benefit rate of 41%. The effective tax benefit rate represents the federal statutory income tax rate, state income taxes and foreign income taxes increased by research and development credits. For the nine months ended January 31, 2002 we have incurred a $34.2 million operating loss. Also, we have federal and state research and development credit carryforwards aggregating approximately $8.6 million. Federal research and development credits totaling $5.4 million expire from 2009 to 2021. State research and development credits of $3.2 million have no expiration. As of January 31, 2002, the net deferred tax asset was $27.3 million. We believe that, based on our history of prior operating earnings, our announced intent to spin-off Quantum and our expectations for the future, our operating income will more likely than not be sufficient to recognize fully the deferred tax assets and that the estimated effective annual tax rate in the future years will approximate the statutory rate.

LIQUIDITY AND CAPITAL RESOURCES.
-------------------------------

     We use cash generated from our operations, equity capital, bank financings and sales of our equity securities to fund capital expenditures and research and development, as well as to invest in and operate our existing operations and new businesses. In January 2002, we completed a private placement of common stock and warrants in which we received $22.5 million in gross proceeds. We plan to use approximately $8.0 million of the net proceeds of this offering to fund the operations of Quantum. We also plan to use approximately $12.0 million to repay indebtedness under our loan facility with Bank of America. We currently anticipate that we will require additional sources of financing in order to fully support our operations, fund the operations of Quantum, capitalize on opportunities that we believe to exist in the emerging fuel cell market, and invest in long-term business opportunities. These additional sources of financing may include bank borrowings or public or private offerings of equity or debt securities. We cannot assure you that such additional sources of financing will be available on acceptable terms, if at all. If additional sources of financing are not available, we intend to implement measures to conserve cash and reduce costs.

     The ratio of current assets to current liabilities was 2.1:1 on January 31, 2002 and 2.8:1 at the end of fiscal year 2001. The decrease in the ratio of current assets to current liabilities was due mainly to the increases in the current portion of the lines of credit and other term loans from the end of fiscal year 2001 to January 31, 2002. Net cash used in operating activities was $22.3 million for the nine months ended January 31, 2002, compared to $7.3 million for the same period in the previous year. The increase in cash used in operating activities during the current period resulted primarily from the net loss of nearly $21.3 million compared to the net loss of $6.3 million for the same period in the prior fiscal year. During the nine months of fiscal year 2002, cash used in operating activities was also impacted by a $12.2 million increase in deferred tax assets and $4.1 million in depreciation and amortization. These uses of cash were partially offset by a $9.0 million decrease in accounts receivable for the nine months ended January 31, 2002. We anticipate cash used in operating activities will be reduced in the fourth quarter of fiscal year 2002, as a result of staff and cost reductions implemented during the second and third quarters of fiscal year 2002.

     Net cash used in investing activities in the first nine months of fiscal year 2002 was approximately $5.5 million, compared to $16.6 million reported for the same period in the previous year. The decrease in net cash used in investing activities was due to a reduction of $3.5 million in capital expenditures compared to the same period in the previous year. Net cash used in investing activities was higher last year compared to this fiscal year due primarily to a $7.5 million net investment in available-for-sale securities.

     Net cash provided by financing activities in the first nine months of fiscal year 2002 was approximately $33.5 million, a $5.5 million decrease as compared to $39.0 million for the same period in the previous year. The cash provided by financing activities during the current nine month period resulted primarily from a $22.5 million equity offering, increases on our lines of credit of $8.2 million and repayment of officer loans of $3.9 million. In the nine month period ended January 31, 2001, net cash provided by financing activities resulted primarily from a $53.0 million equity offering, $2.5 million proceeds from term loans, partially offset by a $16.0 million payment on the Bank of America working capital line of credit.

     At January 31, 2002, approximately $12.5 million was outstanding under the revolving line of credit with Bank of America. The Bank of America credit facility contains certain restrictions as well as limitations on other indebtedness, and is secured by substantially all of the Company's assets. In February 2002 the credit facility with Bank of America was amended to extend the maturity date of the line of credit and term loans to March 2002. We are in compliance with the credit facility restrictions.

     On February 11, 2002, we received a commitment letter from Bank of America to provide a long-term borrowing facility for both us and Quantum. This facility, which is subject to certain terms and conditions and completion of final documentation, will provide Quantum with a $12 million revolving line of credit and us with a $1 million line of credit. The Quantum facility will be guaranteed by us and will be subject to covenants on Quantum and us such as funding limits, debt service coverage ratios and other financial ratios. In the event of a Quantum default or an inability to repay its obligation at maturity, we would be required to meet our guarantee, which may adversely affect our liquidity.

     In addition to our loan facilities with Bank of America, our subsidiary in the Netherlands has a EURO 5 million (approximately US $4.3 million at January 31, 2002) credit facility with Fortis Bank (formerly Mees Pierson) in the Netherlands. At January 31, 2002, there was an outstanding balance under this credit facility of approximately US $1.3 million. Our subsidiary in Japan has a
(Y) 60 million (approximately US $0.5 million at January 31, 2002) revolving term loan facility with the Hong Kong and Shanghai Banking Corporation Ltd., Osaka Branch. At January 31, 2002, a balance of approximately US $0.3 million was outstanding.

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

     Foreign Currency Management. The results and financial condition of our international operations are affected by changes in exchange rates between certain foreign currencies and the U.S. Dollar. Our exposure to fluctuations in currency exchange rates has increased as a result of the growth of our international subsidiaries. The functional currency for all of our international subsidiaries is the local currency of the subsidiary. An increase in the value of the U.S. Dollar increases costs incurred by the subsidiaries because most of our international subsidiaries' inventory purchases are U.S. Dollar denominated. We monitor this risk and attempt to minimize the exposure through forward currency contracts and the management of cash disbursements in local currencies. At January 31, 2001 we had no currency forward contracts outstanding.

     We seek to hedge our foreign currency economic risk by minimizing our U.S. Dollar investment in foreign operations using foreign currency term loans to finance the operations of our foreign subsidiaries. The term loans are denominated in local currencies and translated to U.S. Dollars at period end exchange rates.

     Interest Rate Management. We use interest rate swap agreements with Bank of America to manage our exposure to interest rate changes and stabilize the cost of borrowed funds. When an agreement is executed, the swap is linked to a specific debt instrument. At January 31, 2002, we had approximately $7.0 million secured under a fixed interest rate agreement. The swap has a fixed payment rate of 5.6% and a fluctuating receiving rate based upon LIBOR. The Company's weighted-average cost of funds was 5.3%, absent this swap agreement the weighted-average cost of funds would have been 4.9%. At January 31, 2002, the fair value of this interest rate swap agreement approximated $(0.2) million.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
        -----------------

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


Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

     On January 11, 2002, we sold an aggregate of 2,000,000 shares of our common stock to institutional and accredited investors at a price of $11.25 per share for gross proceeds of $22.5 million. The investors also received warrants to purchase an aggregate of 200,000 shares of common stock. The warrants have an exercise price of $13.25 per share and are exercisable at any time prior to January 11, 2006. Ladenburg Thalmann & Co. Inc. acted as placement agent in connection with the transaction and received a fee of $1,575,000. We also issued warrants to purchase an aggregate of 100,000 shares of our common stock to the placement agent in connection with the transaction with terms similar to the investor warrants.

     The shares and warrants were issued in a private placement transaction pursuant to Section 4(2) and Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). The private placement was made without any general solicitation or advertising and each investor represented to the Company in writing that it was an "accredited investor" as defined in Rule 501(a) of Regulation D under the Securities Act. In connection with the transaction, the Company agreed to register the shares sold in the transaction and the common stock underlying the warrants for resale under the Securities Act. A resale registration statement covering the shares issued in the private placement and the shares underlying warrants issued in the transaction was declared effective by the Securities and Exchange Commission on February 15, 2002.


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:

         Exhibit Number     Exhibit Description
         --------------     -------------------
                 10.42          Common Stock and Warrants Purchase Agreement, dated January 11, 2002. (1)

                 10.43          Registration Rights Agreement, Dated January 11, 2002.  (1)

                 10.44          Form of Stock Purchase Warrant, Dated January 11, 2002.  (1)

                 10.45          Amendment No. 5 to Amended and Restated Business Loan Agreement,
                                dated as of January, 2002, among Bank of America, N.A., the
                                Registrant and Quantum Technologies, Inc.

                 10.46          Amendment No. 6 to Amended and Restated Business Loan Agreement,
                                dated as of January 31, 2002, among Bank of America, N.A., the
                                Registrant and Quantum Technologies, Inc.

                 10.47          Amendment No. 7 to Amended and Restated Business Loan Agreement,
                                dated as of February 28, 2002, among Bank of America, N.A., the
                                Registrant and Quantum Fuel Systems Technologies Worldwide, Inc.

     ____________

     (1) Incorporated by reference to the Form 8-K filed by the Registrant on January 11, 2002.

     (b) Reports on Form 8-K:

     The Company filed a report on Form 8-K on January 11, 2002 during the third quarter ended January 31, 2002. Information regarding the items reported on is as follows:

Item Reported On
----------------

.. Common Stock and Warrants Purchase Agreement, dated January 11, 2002. .. Registration Rights Agreement, Dated January 11, 2002.
.. Form of Stock PurchaSe Warrant, Dated January 11, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                IMPCO Technologies, Inc.
                                                   (Registrant)

Date: March 18, 2002                            By /s/William B. Olson
                                                --------------------------------
                                                       William B. Olson
                                                   Chief Financial Officer
                                                   and Treasurer
                                                   [Authorized Signatory]

                                  EXHIBIT INDEX

         Exhibit Number     Exhibit Description
         --------------     -------------------
                 10.42          Common Stock and Warrants Purchase Agreement, dated January 11, 2002.  (1)

                 10.43          Registration Rights Agreement, Dated January 11, 2002.  (1)

                 10.44          Form of Stock Purchase Warrant, Dated January 11, 2002.  (1)

                 10.45          Amendment No. 5 to Amended and Restated Business Loan Agreement,
                                dated as of January, 2002, among Bank of America, N.A., the
                                Registrant and Quantum Technologies, Inc.

                 10.46          Amendment No. 6 to Amended and Restated Business Loan Agreement,
                                dated as of January 31, 2002, among Bank of America, N.A., the
                                Registrant and Quantum Technologies, Inc.

                 10.47          Amendment No. 7 to Amended and Restated Business Loan Agreement,
                                dated as of February 28, 2002, among Bank of America, N.A., the
                                Registrant and Quantum Fuel Systems Technologies Worldwide, Inc.

     (1) Incorporated by reference to the Form 8-K filed by the Registrant on January 11, 2002.




24