Form 10-K
period 2002-04-30
IMPCO TECHNOLOGIES INC
filed 2002-07-29
CIK 790708

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File No.: 001-15143

IMPCO TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)
Delaware	91-1039211
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

16804 Gridley Place Cerritos, California 90703
(Address of principal executive offices, including zip code)

(562) 860-6666
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

(Title of each class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of July 24, 2002 was approximately $71,741,969 based upon the closing sale price of the Registrant’s Common Stock on such date, as reported on the Nasdaq National Market. Shares of Common Stock held by each executive officer and director and each person owning more than 5% of the outstanding Common Stock of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 24, 2002, the Registrant had 14,142,036 shares of Common Stock, $.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and assumptions. We use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in “Risk Factors” and elsewhere in this Annual Report. You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of this Annual Report.

PART I

Item 1.    Business.

Overview

We design, manufacture and supply advanced systems that store gaseous fuels and monitor and control the pressure and flow of those fuels for use in internal combustion engines. Our components and systems enable internal combustion engines to operate on natural gas or propane. Our products improve efficiency, enhance power output, and reduce emissions by electronically sensing and regulating the proper proportion of fuel and air required by the internal combustion engine. Additionally, we have extensive engineering, design and systems integration experience with respect to our customers’ requirements for product performance, durability and physical configuration. Based on over 43 years of technology development and expertise in producing cost-effective, safe and durable fuel technology systems for engines, we believe that we are positioned to provide enabling products and technologies in the rapidly expanding alternative fuel industry.

Our customers use our components and systems on engines ranging from one to 4,000 horsepower. We provide gaseous fuel components and systems for the mobile vehicle aftermarket, material handling, stationary and portable power generation and industrial markets.

A number of automotive, industrial and power generation manufacturers, who are our customers, are developing alternative clean power systems using clean burning gaseous fuels, which decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions in internal combustion engines. We offer the following products, kits and systems to these customers:

•	fuel delivery—pressure regulators, fuel injectors, flow control valves, and other components and systems designed to control the pressure, flow and/or metering of gaseous fuels;

•	electronic controls—solid-state components and proprietary software that monitor and optimize fuel pressure and flow to meet manufacturers’ engine requirements; and

•	systems integration—services to integrate the gaseous fuel storage, fuel delivery and/or electronic control components and sub-systems to meet OEM and aftermarket requirements.

We have been producing and selling gaseous fuel systems and components for over 40 years. We sell these systems and components directly to end users, OEMs and the aftermarket through more than 400 distributors and dealers worldwide.

We were incorporated in Delaware in 1985.

Recent Development

Historically, we organized our business into two operating divisions: the Gaseous Fuel Products division and the Quantum Technologies Worldwide division. On July 23, 2002, we completed the distribution and spin-

off of our Quantum division by distributing one share of Quantum common stock for every share of IMPCO common stock held on the record date, July 5, 2002. As a result of this spin-off we no longer hold any continuing interest in Quantum and we are no longer involved in developing and marketing fuel cell enabling technologies. However, we have entered into a strategic alliance with Quantum to use jointly developed technologies in our respective markets.

A strategic alliance between General Motors and Quantum became effective on the spin-off of Quantum. General Motors acquired Quantum Series A common stock representing 19.9% of Quantum’s equity in consideration of a nominal cash contribution and access to certain General Motors proprietary information. Quantum has committed to provide minimum amounts of annual funding to projects approved under the alliance. Each party will retain the ownership of its existing technology and will jointly own technology that is jointly created under the alliance. Quantum will be free to use jointly created technologies in certain aspects of its business but will be required to share revenues with General Motors on fuel cell system-related products that are sold to General Motors or third parties.

Several business purposes underlie the spin-off of Quantum. In particular, Quantum desires to enhance access to the capital markets by, among other things, allowing the financial community to focus separately on Quantum. We believe the separation of our businesses and the establishment of Quantum as an independent company facilitates opportunities for Quantum to seek capital in the future. We believe that the spin-off enables each entity to best realize its growth strategies as a separate, stand-alone entity, based on its prospective capitalization and financing requirements, acquisition strategies, working capital requirements, projected cash flows from operations and desired credit ratings.

We have included a discussion on the Quantum reporting segment in the Management Discussion and Analysis section since the financial results of Quantum were included in the April 30, 2000, 2001 and 2002 consolidated results of operations. As a result of the spin-off of Quantum, we will report Quantum as a discontinued operation in fiscal year 2003. During fiscal year 2002, the Quantum division revenues represented 25.7% of the consolidation revenues and the Quantum division operating loss during fiscal year 2002 was approximately $39.7 million.

Alternative Fuel Industry

Overview.    Our focus is on the alternative fuel industry. Three independent market factors—economics, energy independence and environmental concerns—are driving the development of alternative fuel industry technology and markets. We believe the price differential between propane or natural gas and gasoline drives the economics of the alternative fuel market. The price of traditional liquid fuels such as gasoline is typically two to three times that of natural gas or propane. By converting an internal combustion engine to run on propane or natural gas through the installation of alternative fuel enabling products, customers can capitalize on the price differential and reduce harmful vehicle emissions.

End users are typically able to recoup the cost of the conversion in six to eighteen months, depending on the fuel cost spread in favor of alternative fuel versus gasoline. Transportation companies in various countries, including Australia, Mexico, India and China, are also taking advantage of these economics.

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

In addition to economics, energy independence is a significant driver for the alternative fuel market. Many countries have significant natural gas reserves and seek to use alternative fuels to reduce their dependence on imported oil and reduce their unfavorable balance of payments. Natural gas is generally consumed domestically since it is difficult to transport internationally in a gaseous state and liquefying natural gas tends to be costly. Implementing OEM alternative fuel vehicles that operate on natural gas or propane can lessen the demand for gasoline. For example, the Egyptian and Chinese governments realized that rather than relying solely on petroleum for its transportation needs, it could use natural gas in vehicles to free some of its oil production for export.

Governmental emission regulations, which support the use of clean burning alternative fuels, are also expanding industry growth. The negative environmental impact associated with liquid fuels further increases the demand for systems that use clean burning fuels. Internal combustion engines are a major source of air pollution, which has led to increased government regulation and oversight on vehicle and industrial engine emissions. The U.S. Department of Energy estimates that OEM vehicles fueled with natural gas emit 80% less carbon monoxide and nitrogen oxide than vehicles fueled by reformulated gasoline. Most major international cities are experiencing significant pollution from gasoline and diesel emissions. These cities also have the largest concentrations of fleet operators, and many of these cities are taking steps to reduce emissions, typically by implementing natural gas or propane-fueled vehicles. For example, in Mexico City the government has taken steps such as prohibiting the use of certain vehicles on designated days of the week.

In the United States, legislation such as the Comprehensive National Energy Strategy, the Clean Air Act Amendments of 1990 and the Energy Policy Act of 1992 provide goals for energy and efficiency and strict emission standards and promote the development and implementation of alternative fuels and related technologies. Several states, including California, Massachusetts, New York and Vermont, have also adopted legislation targeted at reducing harmful vehicle emissions. In addition, several countries, including Argentina, Canada, China, Colombia, Egypt, France, Germany, Greece, India, Italy, Mexico, Russia and the United Kingdom, have enacted air pollution regulations or programs favoring the use of alternative fuels.

Markets.    According to the World LP Gas Association and the European Natural Gas Association, there are over 5.6 million gaseous fuel vehicles worldwide, consisting of approximately 4.1 million propane vehicles and approximately 1.5 million natural gas vehicles. In 1999, Frost & Sullivan estimated that the number of propane vehicles in the United States will continue to grow at the historical rate of 1.7 to 1.9% per year through 2005 and that the number of natural gas vehicles in the United States would grow at a compounded annual growth rate of 14.6% per year.

In its International Energy Outlook 2001, the Energy Information Administration of the U.S. Department of Energy has found that interest in expanding the use of alternative fuel vehicles is growing in many parts of the world. Growth projections, reported by the Energy Information Administration and the International Association for Natural Gas Vehicles in comparison with current data available from the European Natural Gas Vehicle Association, indicate that over 2 million additional alternative fuel vehicles will be introduced worldwide by 2010. In Europe, alternative fuel vehicles have rapidly penetrated the transportation market. The European Union’s four largest natural gas-consuming members, the United Kingdom, Germany, France, and Italy, have all introduced incentives for gaseous fueled vehicles. The European Union has established a target to replace 20% of their liquid fueled vehicles with gaseous fuels by 2020. The Mexican Regulatory Commission of Energy estimates that it will be able to increase the penetration of natural gas vehicles from 2,000 in 2000 to 100,000 by 2008.

The Asia-Pacific region is emerging as a significant growth market for alternative fuel vehicles. The International Association for Natural Gas Vehicles in its journal NGV Worldwide reports that in 1999, the Japanese government established a target of introducing 3.4 million “Clean Energy Vehicles” by 2010, of which 1 million would be natural gas vehicles. The Australian Natural Gas Vehicles Council forecast that the number of natural gas vehicles in Australia would increase from approximately 2,000 in 2000 to 70,000 by 2010 to complement its growing propane vehicle fleet of over 515,000. South Korea is expected to spend $610 million to put 20,000 natural gas-powered buses in service by 2007. This is in addition to South Korea’s aggressive implementation of propane-fueled vehicles, which comprise over eight percent of the registered motor vehicles in South Korea.

Competitive Advantages

We believe our future technological leadership position in the alternative fuel industry will result from our continued success in the design, manufacturing and commercialization of advanced fuel delivery systems and components, our relationships with leading companies in our targeted transportation, material handling and industrial and power generation markets, our financial commitment to research and development and our proven ability to develop and commercialize new products. We believe our competitive strengths include the following:

Industry Leader.    We have derived a technology and product leadership position from the broad application and integration of our technologies and enabling systems into the established and expanding alternative fuel industry. Our significant investment in research and development on gaseous fuel technologies over the past nine years, coupled with our history and experience in this industry, has provided us with a strong technology base for new product innovation for internal combustion engines.

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

Strong OEM Customer Relationships.    We currently sell products to over 100 OEM customers in domestic and international alternative fuel markets. To date, we have sold over 4 million fuel systems or sub-systems globally to our customers. We believe that the successful historic use of our products and our reputation as a leader in our industry provides a strong competitive position.

Established Systems Integration Expertise.    As more OEMs seek to reduce costs by outsourcing key tasks and reducing the number of suppliers, we have increasingly focused on capturing additional revenue opportunities by expanding our systems integration capabilities. In 1998, we established our Industrial Engine Systems business in Sterling Heights, Michigan, which provides systems integration of our low-emission products for engines that are subsequently sold to industrial OEMs. We believe that our systems integration expertise, together with our proprietary and patented technologies, give us a significant advantage in the alternative fuel markets.

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

Capitalize on our Strong Technology Leadership Position.    We are a leading developer and manufacturer of fuel metering and electronic control systems for the alternative fuel industry. We believe that this position results from our current technology advantage and our investment in research and development in this rapidly expanding industry. Our investment has and is expected to continue to permit us to develop and supply new technology and products to our target markets, which are transitioning to gaseous fueled internal combustion engines. We also plan to develop new technologies and expand our product and system integration capabilities to an increasingly larger and more diversified customer base.

Focus on Advanced Fuel Technologies and Products. We intend to focus on advanced electronic and fuel metering technologies and products. We plan to continue our research and product development in fuel delivery and electronic control systems for alternative fuels. We will actively seek to establish joint development programs and strategic alliances with the major engine designers, manufacturers and industry leaders in these markets.

Develop and Expand Key Industry Relationships.    We plan to utilize the successful technical and business relationships and reputation we have established worldwide with major industry leaders using alternative fuel products to enable us to establish and maintain strategic alliances, joint product development programs and joint ventures with these companies in our target markets. We plan to concentrate our efforts on broadening our OEM relationships in an effort to establish strong top-tier supplier positions based on our belief that OEMs will drive industry growth in the alternative fuel industry.

Expand and Broaden Systems Integration Expertise.    We plan to continue to broaden our capabilities to provide the integration, testing, validation and manufacturing of our products and systems into the transportation, material handling, stationary and portable power generation and general industrial markets. As more OEMs seek to reduce costs and shorten time to market by outsourcing key tasks and reducing numbers of suppliers, we are increasingly focused on capturing additional revenue opportunities by expanding into value-added services, such as systems integration. For example, we have established an industrial systems unit in Michigan to provide systems integration for our products in engines that will be sold to industrial OEMs that then install these engines into end products.

Increase Bases of Business Operations and Distributor Network in High-Growth Global Regions.    We plan to expand our operating network in high-growth regions, such as Asia, Europe and Latin America, to take advantage of significant growth opportunities that we believe exist in those areas. We intend to capitalize on these growth opportunities through acquisitions and joint ventures, strengthening of our distributor network and developing key local business and governmental support and recognition. In particular, we are developing working relationships with several foreign governments. We believe that working with local governments and establishing joint ventures with local business leaders is essential to expanding into international markets. For example, our discussions with government officials have led to our involvement in developing regulations in Mexico.

Expand our Global Manufacturing Operations.    We plan to expand our current QS-9000 manufacturing operations in the United States and Mexico by establishing manufacturing sites in low-cost locations with a continued focus on quality, timely delivery and operating efficiency.

Customers and Strategic Relationships

Our customers include some of the world’s largest OEMs and engine manufacturers, including Ashok Leyland, Boss Manufacturing, Caterpillar, Clark, Cummins, Daewoo, Detroit Diesel, Ford Australia, GM Holden, Kohler, Komatsu, Mazda, Mitsubishi, Onan, Still and Toyota.

We are working with a number of these customers to address their future product and application requirements as they integrate more advanced, certified gaseous fuel systems into their business strategies. Additionally, we continually survey and evaluate the benefits of joint ventures, acquisitions and strategic alliances with our customers and other participants in the alternative fuel industry to strengthen our global business position.

We have focused our strategic alliances on our marketing strategy and/or on our development strategy. Our marketing strategy seeks to expand the distribution channels for our gaseous fuel system technologies. Our development strategy is to advance the state of technology and its application.

IMPCO-Quantum.    In connection with the spin-off of Quantum, we entered into a Strategic Alliance Agreement with Quantum pursuant to which we will work with Quantum in identifying and conducting research and development programs of mutual interest. As part of such research and development activities, we may develop, solely or jointly with Quantum, technology and products that are owned solely by us or jointly with Quantum for use in our respective markets. The other purpose of this relationship is to provide us access to Quantum’s advanced technologies products, including the CNG storage tanks, fuel injectors, in-tank regulators and other products, for use in automotive, bus and truck and industrial aftermarket applications and in the bus and truck and industrial OEM markets. We believe that this alliance will expedite the commercialization and integration of advanced gaseous storage and handling systems and products into broader global alternative fuel markets, including automotive after-market, material handling, internal combustion engine-based stationary and portable power generation, and general industrial markets.

Lotus Engineering.    In March 2002, we announced a teaming agreement with Lotus Engineering to accelerate the development of advanced internal combustion engine technology designs and products that connect the use of clean-burning gaseous fuels such as natural gas and propane in vehicles and equipment to enhance performance and significantly reduce emissions. Lotus Engineering’s core competencies include engine and vehicle engineering and technology. This alliance provides us access to over 900 engineering professionals experienced in engine technology, suspension and vehicle integration.

We intend to establish similar relationships with leading industry OEMs by using our systems integration capabilities and our leading technology position in gaseous fuel products and systems.

Products and Services

Our products include gaseous fuel regulators, fuel shut-off valves, fuel delivery systems, complete engine systems, and electronic controls for use in internal combustion engines for the transportation, material handling, stationary and portable power generator and general industrial markets. In addition to these core products, which we manufacture, we also design, assemble and market ancillary components required for complete systems operation on alternative fuels.

All of our products are designed, tested and validated in accordance with our own internal requirements, as well as tested and certified with major regulatory and safety agencies throughout the world, including Underwriters Laboratories (UL) in North America and TÜV in Europe. The following table describes the features of our products:

Products	Features
Fuel Metering	• Designed to operate on propane, natural gas or digester gas fuels
• Electronic control overlays allow integration with modern emissions monitoring systems for full emissions compliance capability
• Designed for high resistance to poor fuel quality

Products	Features

Fuel Regulation	• Reduces pressure of gaseous and liquid fuels
• Vaporizes liquid fuels
• Handles a wide range of inlet pressures

Fuel Shut-Off	• Mechanically or electronically shuts off fuel supply to the regulator and engine
• Available for low-pressure vapor natural gas and high-pressure liquid propane
• Designs also incorporate standard fuel filtration to ensure system reliability

Electronics & Controls	• Provides closed loop fuel control, allowing integration with existing sensors to ensure low emissions
• Integrates gaseous fuel systems with existing engine management functions

Engine Systems	• Turnkey kits for a variety of engine sizes and applications
• Customized applications interface per customer requirements

Full Systems	• Complete vehicle and equipment systems for aftermarket conversion
• Complete engine and vehicle management systems for heavy-duty engine on-highway truck and bus operation on natural gas
• Complete engine and vehicle management systems for off-highway and industrial engines used for material handling, pumping and industrial applications

Services.    We provide a broad range of services to both our product customer base and the broader service marketplace. These services fall into the following key areas:

Services	Capabilities
Design and Systems Integration	• Strong team of applications engineers for component, system and engine level exercises providing support to customers in the application of our gaseous fuel products
• Applications engineering services for whole vehicle/machine integration outside of our products
• Full three dimensional design modeling and component rapid prototyping services

Certification	• Certification of component products and services in line with the requirements of California Air Resources Board for off-highway engines
• Provide customers with the required tools to manage in-field traceability and other requirements beyond initial emission compliance

Testing and Validation	• Component endurance testing
• Component thermal and flow performance cycling
• Engine and vehicle testing and evaluation for performance and emissions

Sub-System Assembly	• Pre-assembled modules for direct delivery to customers’ production lines
• Sourcing and integrating second and third tier supplier components

Training and Technical Service	• Complete technical service support, including technical literature, web-based information, direct telephone interface (in all major countries) and on-site support
• Training services through sponsored programs at approved colleges, at our facilities worldwide and on-site at customer facilities

Service Parts and Warranty Support	• Access to service parts network, along with direct support in development of customers’ own internal service parts programs and procedures
• Warranty and replacement services for our customers worldwide

Sales and Distribution

We sell products through a worldwide network encompassing more than 400 distributors and dealers in over 30 countries and through a sales force that develops sales with OEMs and large end-users. We focus on three markets: material handling OEMs and aftermarket, stationary and portable power generation OEMs and aftermarket, and the mobile vehicle aftermarket. Of these markets, we believe that the automotive vehicle aftermarket, primarily outside of North America, has the greatest potential for immediate growth and that the power generation markets have potential for growth over the next one to five years.

For fiscal year 2002, excluding the Quantum division, sales to distributors (including company-owned distributors) accounted for 46% of our net revenue and sales to OEM customers accounted for approximately 54% of our net revenue. During fiscal year 2002, OEM customers accounted for a higher percent of total sales as compared to fiscal years 2001 and 2000. This increase is driven by the need for complete certified systems for use on OEM applications. Distributors primarily service the aftermarket conversion business and small-volume OEMs, and are generally specialized and privately owned enterprises. Many domestic distributors have been our customers for more than 30 years, and many of our export distributors have been our customers for more than 20 years.

Our company-owned distributors are included in our International Operations segment and consist of our subsidiaries located in Europe, Australia, Mexico, Japan, and India, which are responsible for sales, application and market development and technical service. Additionally, these subsidiaries provide sales support, application development and technical support to aftermarket and OEM customers.

Manufacturing

We manufacture and assemble products at our facilities in Cerritos, California, Sterling Heights, Michigan and at our international facilities. Current manufacturing operations consist primarily of mechanical assembly and light machining. We rely on outside suppliers for parts and components and obtain components for products from a variety of domestic and foreign automotive and electronics suppliers, die casters, stamping operations, specialized diaphragm manufacturers and machine shops. For fiscal year 2002, excluding the Quantum division, ten suppliers accounted for approximately 28% of our raw material purchases.

Material costs, die cast aluminum parts and diaphragms in particular, represent the major components of cost of sales. Coordination with suppliers for quality control and timely shipments is a high priority to maximize inventory management. We use a computerized material requirement planning system to schedule material flow and balance the competing demands of timely shipments, productivity and inventory management. All the Gaseous Fuel Products division’s manufacturing facilities are ISO-9001 or QS-9001 certified.

Research and Development

In 2002, we opened a new research and development facility in Seattle, Washington, which is dedicated to the research and development of systems and products that support the use of gaseous fuels in internal combustion engines. This facility has sophisticated, state-of-the-art research laboratories, emissions control equipment, and testing equipment. Our research and development is focused on fuel delivery and electronic control systems and products for motor vehicles, engines, forklifts, stationary engines and small industrial engines.

We have the following technical capabilities:

•	Electronic Control Systems. Specialization in hardware design and selection, engine modeling, calibration and software design for engine and emission controls.

•	Mechanical Design and Development. Specialization in pneumatic, kinematics, hydraulic components and systems and advanced materials, structural, flow and thermal analysis.

•	Advanced Catalysts. Catalyst and emission testing.

•	Advanced Products. Injectors, pressure sensors and bi-directional mass flow sensors, fuel management, mass flow sensors for natural gas measurement and “smart” sensors using 8-bit micro-controllers.

•	Component and Subsystem Test Facilities. Extended vibrations, shock loads and accelerations, flow simulations and pneumatic leak checks.

We believe this facility is a critical component in our ability to maintain our technological leadership position in alternative fuel enabling systems.

We conduct alternative fuel application development at the following facilities:

•	Cerritos, California for the power generation market;

•	Seattle, Washington for the transportation market; and

•	Sterling Heights, Michigan for the industrial market.

•	Rijswijk, Holland for the industrial and transportation market; and

•	Cheltenham, Australia for the transportation market.

These facilities encompass approximately 100,000 square feet of laboratory space, and we have over 65 employees at these facilities.

Competition

We are a leading provider of alternative fuel systems. We provide products and integrated services for all gaseous fuels in our target markets for use in all end user applications in the alternative fuel industry.

Our key competitors in gaseous fuel delivery products, accessory components and engine conversions markets include Aisan, BRC, GFI, Koltec, Landi, Lovato, OMVL and Tartarini, which together with us account for a majority of the world market for alternative fuel products and services. In the future, we may face competition from traditional automotive component suppliers, such as Bosch, Delphi, Siemens and Visteon, and from motor vehicle OEMs that develop fuel systems internally.

We believe that our competitive advantage over current and future competitors is our technology leadership derived from many years of experience with alternative gaseous fuels. Our current competitors typically focus on fuel injection and individual components. We are unique in being able to offer complete integrated fuel systems based on our own advanced technologies, including gaseous fuel storage, fuel metering, and electronic controls.

Product Certification

We must obtain emission compliance certification from the Environmental Protection Agency to sell certain of our products in the United States and from the California Air Resources Board to sell certain products in California. Each car, truck or van sold in the U.S. market must be certified by the Environmental Protection Agency before it can be introduced into commerce and its products must meet component, subsystem and system level durability, emission, refueling and various idle tests. In California, both on-road and off-road vehicles have emission compliance regulation. We have also obtained international emissions compliance certification in Argentina, Australia, Brazil, Canada, Chile, Europe and Mexico.

We strive to meet stringent industry standards set by various regulatory bodies, including the Federal Motor Vehicle Safety Standards of the United States, the National Highway and Transportation Safety Administration, the National Fire Protection Association, Underwriters Laboratories and American Gas. Approvals enhance the acceptability of our products in the domestic marketplace. Many foreign countries also accept these agency approvals as satisfying the “approval for sale” requirements in their markets.

Backlog

As of July 1, 2002, our backlog for our products was $15.9 million. We measure backlog for our product sales from the time orders become irrevocable, which generally occurs 90 days prior to the date of delivery.

Employees

As of May 31, 2002, we employed approximately 510 persons. Of these employees, approximately 156 were employed by our Quantum division and 399 were employed by our Gaseous Fuel Products division, including 103 employees internationally. None of our employees are represented in a collective bargaining agreement. We consider our relations with our employees to be good.

Intellectual Property

We currently rely primarily on patent and trade secret laws to protect our intellectual property. We currently have U.S. patents and foreign patents issued. The U.S. patents expire between October 2002 and May 2020. We also have U.S. and foreign patent applications pending. Our pending patent applications may not be allowed. Even if they are allowed, these patents may not provide us a competitive advantage. Competitors may successfully challenge the validity and scope of our patents and trademarks.

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

Item 2.    Properties.

Facilities

Our executive offices and our Gaseous Fuel Products division are located in Cerritos, California. We currently lease additional manufacturing, research and development and general office facilities in the following locations set forth below:

Location	Principal Uses	Square Footage
Cerritos, California	Corporate offices; manufacturing; design, development and testing	105,000
Sterling Heights, Michigan	Sales, marketing application, development and assembly	78,000
Seattle, Washington	Research and development	26,000
Rijswijk, Holland	Sales, marketing application, development and assembly	16,000
Cheltenham, Australia	Sales, marketing application, development and assembly	15,000
Sydney, Australia	Sales, marketing and assembly	7,500
Mexico City, Mexico	Sales, marketing application, development and assembly	12,000
Fukuoka, Japan	Sales, marketing and assembly	4,000

We also lease nominal amounts of office space in France, the United Kingdom and Queensland, Australia.

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

In August 2000, we proceeded with legal action in federal court (Eastern District of Michigan, case # 00-73633) against GFI Control Systems Inc. and Dynetek Industries Ltd. for patent infringement (U.S. Patent No. 6,041,762), which covers a compressed gas fuel system that includes a tank with an internal pressure regulator. GFI Control Systems Inc. filed a counter-claim for patent infringement. In connection with the spin-off of Quantum, we assigned our rights in this litigation to Quantum. We intend to vigorously enforce our intellectual property rights.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended April 30, 2002.

PART II

Item 5.    Market for Company’s Common Equity and Related Stockholder Matters.

Our common stock is traded on the Nasdaq National Market under the symbol “IMCO.” The following table sets forth, for the periods indicated, the closing high and low sale prices of our common stock as reported on the Nasdaq National Market.

	High	Low
Fiscal Year Ended April 30, 2001:
First Quarter	$44.88	$20.13
Second Quarter	33.97	15.50
Third Quarter	22.50	9.75
Fourth Quarter	26.88	13.00

Fiscal Year Ended April 30, 2002:
First Quarter	$39.82	$23.70
Second Quarter	29.30	10.92
Third Quarter	17.49	10.85
Fourth Quarter	16.76	9.94

As of July 24, 2002, there were approximately 524 stockholders of record.

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

Item 6.    Selected Financial Data.

The following table sets forth our selected consolidated financial data for the five years ended April 30, 2002. This data has been derived from our audited consolidated financial statements and should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein. The pro forma data has been prepared to illustrate the effect of our spin-off of our Quantum subsidiary and should be read in conjunction with the unaudited pro forma condensed consolidated financial statements, related notes and other financial information herein.

	Year Ended April 30,
	1998	1999	2000	2001	2002	Pro forma 2002(4)
	(in thousands, except for per share data)
Statement of Operations:
Revenue:
Product sales	$62,209	$75,821	$103,418	$95,987	$83,062	$67,604
Contract revenue	8,874	11,006	9,398	7,910	8,017	72

Net revenue	71,083	86,826	112,816	103,897	91,079	67,676

Cost and expenses:
Cost of product sales	38,174	52,179	69,799	68,951	70,123	44,542
Research and development expense	12,062	11,612	15,576	32,556	38,513	5,856
Selling, general and administrative expense	13,729	16,133	21,343	24,061	26,055	19,676
Operating income (loss)	7,118	6,903	6,097	(21,671)	(43,612)	(2,399)
Interest expense	938	1,213	1,524	1,417	1,653	1,164
Interest income	3	43	82	1,309	245	236
Gain on sale of subsidiary (1)	—	2,169	—	—	—	—
Net income (loss)	4,865	6,331	3,065	(13,103)	(27,236)	(2,220)
Dividends on preferred stock	595	531	—	—	—	—
Net income (loss) applicable to common stock	$4,270	$5,800	$3,065	$(13,103)	$(27,236)	$(2,220)

Net income (loss) per share (1)(2):
Basic	$0.67	$0.80	$0.36	$(1.32)	$(2.45)	$(0.20)
Diluted	$0.60	$0.71	$0.33	$(1.32)	$(2.45)	$(0.20)

Number of shares used in per share computation (2)(3):
Basic	6,334	7,293	8,489	9,935	11,098	11,098
Diluted	8,155	8,976	9,232	9,935	11,098	11,098

Balance Sheet Data:
Total current assets	$38,817	$52,120	$73,385	$79,636	$62,417	$33,031
Total assets	58,178	73,562	95,016	120,763	123,449	80,290
Total current liabilities	11,417	16,892	23,756	28,089	33,110	23,974
Long-term obligations, less current portion	11,387	13,894	23,344	7,998	5,393	5,266
Stockholders’ equity	34,305	41,449	45,379	82,631	82,677	48,782

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

(4)
The pro forma data has been prepared to illustrate the effect of our spin-off of Quantum. The adjustments are based upon available information and upon certain assumptions that management believes are reasonable under the circumstances. Diluted pro forma net income per share includes the effect of dilutive employee stock options.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read this discussion together with the financial statements and other financial information included in this Annual Report on Form 10-K.

Overview

We design, manufacture and supply components that store gaseous fuels and monitor and control the pressure and flow of those fuels for use in internal combustion engines. Historically, most of our revenues have been derived from the sale of the products that enable traditional internal combustion engines to run on clean burning alternative fuels such as propane and natural gas instead of gasoline. Based on over 43 years of technology development and expertise in producing cost-effective, safe, and durable fuel technology systems for engines, we believe that we are positioned to provide enabling products and technologies in the rapidly expanding alternative fuel industry.
Prior to the spin-off of Quantum, we classified our business operations into three reporting segments: our Quantum division, the Gaseous Fuel Products division and International Operations. Our Quantum division generates revenues through the sale of fuel storage, fuel delivery and electronic control systems to OEMs, primarily General Motors, and the installation of our products into OEM vehicles. Quantum also generates contract revenue by providing engineering design and support to the OEMs so that our fuel storage, fuel delivery and electronic control systems integrate and operate with certain of their alternative fuel vehicles. The Gaseous Fuel Products division sells products, including parts and conversion systems, for applications in the transportation, material handling, stationary and portable power generator and general industrial markets. Our International Operations in Asia, Australia, Europe, India, Japan and Mexico provide distribution for our products, predominantly from our Gaseous Fuel Products division and some product assembly on engines.

We recognize revenue for product sales when products are shipped and title is transferred. Contract revenues are recognized based on the percentage of completion method. Corporate expenses represent a sub-category of selling, general and administrative expense. Corporate expenses consist of general and administrative expense incurred at the corporate level and includes the amortization of goodwill and other intangible assets. Intersegment eliminations are primarily the result of intercompany sales from the Gaseous Fuel Products division to the International Operations. End markets for our products include the transportation, material handling and industrial and power generation industries.

We expense all research and development when incurred. Research and development expense includes both customer-funded research and development and company-sponsored research and development. Customer funded research and development consists primarily of expenses associated with contract revenue. These expenses include application development costs at Quantum funded under customer contracts.

Recent Developments

Quantum Spin-off.    On July 23, 2002, we completed the distribution and spin-off of our Quantum subsidiary by distributing one share of Quantum common stock for every share of IMPCO common stock held on the record date, which was July 5, 2002. A strategic alliance with General Motors became effective on the date of our spin-off of Quantum. General Motors has acquired Quantum Series A common stock representing 19.9% of Quantum’s equity in consideration of a nominal cash contribution and access to certain General Motors proprietary information.

Several business purposes underlie the spin-off of Quantum. In particular, Quantum desires to enhance access to the capital markets by, among other things, allowing the financial community to focus separately on

Quantum. We believe the separation of our businesses and the establishment of Quantum as an independent company facilitates opportunities for Quantum to seek capital in the future. We believe that the spin-off enables each entity to best realize its growth strategies as a separate, stand-alone entity, based on its prospective capitalization and financing requirements, acquisition strategies, working capital requirements, projected cash flows from operations and desired credit ratings. The spin-off is subject to various risks described in “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Risk Factors” included in Item 7 of this Annual Report.

We have included a discussion on the Quantum reporting segment since the financial results of Quantum were included in the April 30, 2000, 2001 and 2002 consolidated results of operations. As a result of the spin-off of Quantum, we will report Quantum as a discontinued operation in fiscal year 2003. We expect the spin-off of Quantum to have a favorable effect on our results of operations and cash flows from operations.

Private Placement.    On May 8, 2002, we completed the sale of an aggregate of 1.5 million shares of our common stock to institutional and accredited investors at a purchase price of $12.50 per share, for gross proceeds of $18.75 million. The proceeds are expected to be used for potential acquisitions, debt repayment, and general corporate purposes.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, goodwill, taxes, inventories, warranty obligations, long-term service contracts, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

We recognize revenue and profit as work progresses on long-term, fixed price contracts for product application development using the percentage-of-completion method, which relies on estimates of total expected, contract revenue and costs. We follow this method because we can make reasonably dependable estimates of the revenue and costs applicable to various stages of a contract. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known.

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

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

We operate wholly owned and majority owned subsidiaries. We recorded goodwill at the time of purchase for the amount of the purchase price over book value. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the goodwill, thereby possibly requiring an impairment charge in the future.

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

Results of Operations

Years Ended April 30, 2001 and 2002

Net revenues and operating income for our reporting segments for the fiscal years ended April 30, 2001 and 2002 are as follows:

	Revenues		Operating Income (Loss)
	Year Ended April 30,		Year Ended April 30,
	2001	2002	2001	2002
	(in thousands)
Gaseous Fuel Products	$66,925	$52,055	$11,138	$3,416
International Operations	31,132	32,773	1,387	599
Quantum	23,358	23,403	(27,124)	(39,689)
Corporate expenses(1)	—	—	(7,019)	(8,331)
Intersegment elimination	(17,518)	(17,152)	(53)	393

Total	$103,897	$91,079	$(21,671)	$(43,612)

(1)	Represents corporate expenses not allocated to any of the reporting segments.

Net revenue decreased $12.8 million, or 12.3%, from $103.9 million in fiscal year 2001 to $91.1 million in fiscal year 2002. This decrease was primarily due to the decline in sales of conversion kits and components to the material handling market, which is attributable to unfavorable economic conditions.

The following table sets forth our product revenues by application across all reporting segments:

	Year Ended April 30,
	2001	2002
	(in thousands)
Motor vehicle products	$40,619	$39,917
Forklifts and other material handling equipment	39,445	27,484
Small portable to large stationary engines	15,923	15,661

Total product sales	$95,987	$83,062

During fiscal years 2001 and 2002, our product revenue was generated in the following geographic regions:

	Year Ended April 30,
	2001	2002
United States and Canada	62.2%	58.5%
Pacific Rim	10.9%	7.4%
Europe	17.0%	20.6%
Latin America	9.9%	13.5%

Gaseous Fuel Products.    Net revenues in this segment decreased $14.8 million, or 22.2%, from $66.9 million in fiscal year 2001 to $52.1 million in fiscal year 2002. Revenues were lower primarily due to the decline in sales of our products to the material handling market. We believe this decline in sales was caused by the current economic slowdown. The increase in our large stationary engine market was largely offset by the decline in our small industrial engine market. Assuming the rebound in motor vehicle conversions in Mexico continues and our expectations for increasing international motor vehicle sales due to our expansion in India and Latin America, we anticipate that overall revenues in fiscal year 2003 will be higher than fiscal year 2002.

Gross profit in this segment decreased $8.0 million, or 36.1%, from $22.3 million in fiscal year 2001 to $14.3 million in fiscal year 2002. The decline in revenues negatively impacted gross profit by $5.0 million. The remaining $3.0 million decline in gross profit was due to product mix consisting of a higher percentage of lower margin complete engine systems sales and lower margin sales to our foreign subsidiaries.

Operating income in this segment decreased $7.7 million, or 69.3%, from $11.1 million in fiscal year 2001 to $3.4 million in fiscal year 2002. This decrease was due to lower gross profits offset by a $0.3 million reduction in operating expenses. Assuming growth in overall revenues and gross profits, we anticipate that operating income for this segment for fiscal year 2003 will be higher than fiscal year 2002.

International Operations.    Net revenues in this segment increased by $1.7 million, or 5.3%, from $31.1 million in fiscal year 2001 to $32.8 million in fiscal year 2002. In fiscal year 2002, net revenues increased $4.1 million at our Mexico subsidiary, $0.7 million in Asia and $0.4 million at our European subsidiary. These increases were partially offset by decreases of $2.5 million at our Australian subsidiary and $1.0 million at our Japan subsidiary. In fiscal year 2002, revenues for our International Operations segment would have increased an additional $0.4 million if not for the strengthening of the U.S. Dollar. A strong U.S. Dollar has a negative effect on the conversion of foreign currency denominated sales. Assuming the fundamentals of our international markets remain strong in terms of government regulations, pollution control and economics, we anticipate continuing market growth and increasing revenues for this segment next fiscal year.

Operating income for this segment decreased $0.8 million, or 56.8%, from $1.4 million in fiscal year 2001 to $0.6 million in fiscal year 2002 as all foreign subsidiaries except Mexico experienced lower operating income. This was primarily a result of lower gross margins due to the higher cost of U.S. goods purchased with their weakening local currencies. Additionally, we added marketing and technical personnel to support new and expanding markets in Asia, which resulted in increased operating expenses compared to the prior fiscal year. Assuming higher revenues and gross profits, we anticipate that operating income levels in our International Operations segment will be higher in fiscal year 2003 than in fiscal year 2002.

Quantum.    Net revenues remained relatively unchanged at $23.4 million in fiscal year 2002, increasing only $0.05 million, or 0.2%. Product sales remained at $15.5 million in fiscal year 2002. Product sales consist of those associated with General Motors’ mid-size automobiles, pick-up trucks and van platforms equipped with our bi-fuel and compressed natural gas fuel systems and General Motors’ medium duty trucks equipped with dedicated liquid propane gas kits. For fiscal year 2002, higher service parts sales and higher sales of GM van platforms were offset by lower sales of pick-up trucks, midsize automobiles and medium duty truck platforms.

Cost of product sales increased $6.1 million, or 31.5%, from $19.5 million in fiscal year 2001 to $25.6 million in fiscal year 2002. The increase in cost of product sales was due to a $1.4 million increase in inventory reserves, of which $0.6 million was related to a “lower of cost-or-market” reserve for the General Motors’ pick-up truck application and $0.5 million related to increases in the provision for obsolescence, $1.4 million in higher material cost related to product mix, a $1.0 million increase in warranty reserves due to increased vehicle sales and higher warranty claims experienced, primarily in our medium duty applications, a $1.8 million increase in labor and manufacturing overhead mainly due to pre-production efforts associated with our fuel storage tanks, a $0.2 million increase in freight charges, and a $0.2 million increase in production related scrap. The “lower of cost-or-market” reserve on the General Motors’ pick-up truck application is due to a fixed sales price and a higher than expected material cost. The higher expected material cost is due to lower anticipated volumes and no firm sales commitment from General Motors. As such, once product is received for this application, we immediately reduce our inventory value to reflect the selling price of the application. We expect the level of the “lower of cost-or-market” adjustment to be lower in the future as a result of pricing increases for the pick-up truck application.

Gross profits on product sales were $6.1 million, or 152.9%, lower in fiscal year 2002 as compared to fiscal year 2001, due to the $6.1 million increase in cost of product sales.

Contract revenues remained relatively unchanged, increasing 0.4% to $7.9 million in fiscal year 2002. The increase is primarily due to new fuel cell contracts which were offset by a $3.5 million decline in General Motors’ alternative fuel model year program revenues. Contract revenue is primarily for system development and application engineering of our products under funded General Motors and other OEM contracts and other funded contract work with state and federal agencies.

For the fiscal year 2002, research and development associated with cost of contract revenues increased $0.8 million, or 14.7%, to $6.3 million as compared to the $5.5 million reported in fiscal year 2001. The increase for fiscal year 2002 is due to a margin decrease from 30.2% to 20.2%. The decrease in margin is primarily due to $1.3 million in cost overruns on the CNG pick-up truck development programs and the cancellation of the GM LPG pick-up truck development program.

Research and development expense increased by $6.0 million, or 22.4%, to $32.7 million for fiscal year 2002, from the $26.7 million reported in fiscal year 2001. The increase in research and development primarily relates to a $4.2 million increase attributable to additional facilities and additional research and development support activities, a $1.0 million increase for fuel storage, fuel delivery systems, and vehicle integration for fuel cell and CNG-related OEM programs for internally funded fuel cell and alternate fuel system and component application development work and a $0.8 million increase in research and development associated with cost of contract revenues.

General and administrative expenses increased by $0.5 million, or 11.8%, to $4.8 million for fiscal year 2002 from $4.3 million for fiscal year 2001. The increase for fiscal year 2002 was mainly due to non-recurring charges of $2.0 million for legal and consulting services associated with the spin-off transaction, the strategic alliance with General Motors and legal proceedings related to patent infringement described in “Business—Legal Proceedings.” These expenses were partially offset by cost reduction efforts executed in the second and third quarter of fiscal year 2002.

Operating losses increased by $12.6 million, or 46.3%, from $27.1 million in fiscal year 2001 to $39.7 million in fiscal year 2002. The increase in loss was attributable to a $6.1 million increase in negative gross profits on product sales, a $6.0 million increase in research and development expenses and a $0.5 million increase in general and administrative expenses. For the fiscal year 2002, operating losses include $1.2 million in restructuring charges for the closure of our Mexico assembly operation, the closure of a Michigan facility and associated personnel severance costs.

Corporate Expenses.    Corporate expenses consists of general and administrative expenses at the corporate level to support our operating segments in areas such as executive management, finance, human resources, management information systems, legal services and investor relations. Additionally, amortization of goodwill and other intangible assets is recorded as a corporate expense. Corporate expenses increased $1.3 million, or 18.7%, from $7.0 million in fiscal year 2001 to $8.3 million in fiscal year 2002. During fiscal year 2002, increases in corporate expenses were attributable to $1.2 million in legal fees and consulting services primarily related to Quantum spin-off costs and our Form S-3 filing in connection with a follow-on equity offering, which was withdrawn on September 20, 2001. We anticipate that corporate expenses will be lower in 2003.

Interest Expense (Net).    Net interest expense increased $1.3 million, or 1,199.0%, from $0.1 million in fiscal year 2001 to $1.4 million in fiscal year 2002. The increases were primarily due to a higher outstanding balance on our line of credit with Bank of America, as compared to the interest income generated from the proceeds from the July 2000 equity offering in the first quarter of the prior fiscal year. We anticipate that interest expense for fiscal year 2003 will be lower than that of fiscal year 2002 due to lower outstanding balances on the line of credit and term loans.

Provision for Income Taxes.    The estimated effective annual tax benefit rate of 40% for fiscal year 2002 approximates the previous year’s tax benefit rate of 41%. The effective tax benefit rate represents the federal statutory income tax rate, state income taxes and foreign income taxes increased by research and development credits. For the fiscal year ended April 30, 2002 we have incurred a $43.6 million operating loss. Also, we have federal and state research and development credit carryforwards aggregating approximately $10.6 million. Federal research and development credits totaling $6.4 million expire from 2010 to 2022. State research and development credits of $4.2 million have no expiration date. As of April 30, 2002, the net deferred tax asset was $31.9 million. We believe that, based on our history of prior operating earnings, our completed spin-off of Quantum and our expectations for the future, our operating income will more likely than not be sufficient to recognize fully the deferred tax assets and that the estimated effective annual tax rate in the future years will approximate the statutory rate.

Years Ended April 30, 2000 and 2001

Net revenues and operating income for our reporting segments for the fiscal years ended April 30, 2000 and 2001 are as follows:

	Revenues		Operating Income (Loss)
	Year Ended April 30,		Year Ended April 30,
	2000	2001	2000	2001
	(in thousands)
Gaseous Fuel Products	$76,831	$66,925	$19,451	$11,138
International Operations	29,991	31,132	2,623	1,387
Quantum	22,341	23,358	(8,510)	(27,124)
Corporate expenses(1)	—	—	(7,042)	(7,019)
Intersegment elimination	(16,347)	(17,518)	(425)	(53)

Total	$112,816	$103,897	$6,097	$(21,671)

(1)	Represents corporate expenses not allocated to any of the reporting segments.

Net revenue decreased $8.9 million, or 7.9%, from $112.8 million in fiscal year 2000 to $103.9 million in fiscal year 2001. This decrease was primarily due to short-term declines in the automotive aftermarket end use due to less favorable alternative fuel prices and the declines in small industrial engine sales related to year 2000 preparedness. The following table sets forth our product revenues by application across all reporting segments:

	Year Ended April 30,
	2000	2001
	(in thousands)
Motor vehicle products	$48,626	$40,619
Forklifts and other material handling equipment	37,947	39,445
Small portable to large stationary engines	16,844	15,923

Total product sales	$103,417	$95,987

During fiscal years 2000 and 2001, our product revenue was generated in the following geographic regions:

	Year Ended April 30,
	2000	2001
United States and Canada	60.2%	62.2%
Pacific Rim	9.3%	10.9%
Europe	13.7%	17.0%
Latin America	16.8%	9.9%

Gaseous Fuel Products.    Net revenues in this segment decreased $9.9 million, or 12.9%, from $76.8 million in fiscal year 2000 to $66.9 million in fiscal year 2001. Revenues were lower primarily due to a $8.1 million slowdown in sales to distributors in Mexico for automotive aftermarket sales. These lower shipments were caused primarily by reduced volumes in aftermarket public transportation programs, a reduction in prices due to increased competition and a reduction in demand in the Mexican market primarily due to higher propane prices. Additionally, revenues were lower due to a $4.5 million decline in small engine sales related to year 2000 preparedness. These decreases were partially offset by $4.5 million in higher sales of material handling engine systems and for large industrial engine end uses at our engine systems business.

Gross profit in this segment decreased $4.2 million, or 16.0%, from $26.5 million in fiscal year 2000 to $22.3 million in fiscal year 2001. The decline in revenues negatively impacted gross profit by $4.0 million. The higher percentage of sales to our foreign subsidiaries, which involve lower margins, adversely affected gross profit by approximately $1.1 million. Additionally, discounts on sales in the Mexico marketplace negatively affected gross profits by $0.2 million. These declines were partially offset by a $0.7 million increase in gross profit for material handling and large industrial engines due mainly to lower per unit overhead costs as a result of higher volumes.

Operating income in this segment decreased $8.4 million, or 42.7%, from $19.5 million in fiscal year 2000 to $11.1 million in fiscal year 2001. This decrease was primarily due to lower gross profits and higher application development expenses of $4.0 million as compared to the prior fiscal year. The increase in product application development expenses are primarily related to the development of the next generation fuel/engine management systems for the material handling and industrial engine market.

International Operations.    Net revenues in this segment increased by $1.1 million, or 3.8%, from $30.0 million in fiscal year 2000 to $31.1 million in fiscal year 2001. In fiscal year 2001, revenues for our International Operations segment would have increased an additional $3.2 million, if not for the strengthening of the U.S. Dollar. A strong U.S. Dollar has a negative effect on the conversion of foreign currency denominated sales.

Operating income for this segment decreased $1.2 million, or 47.1%, from $2.6 million in fiscal year 2000 to $1.4 million in fiscal year 2001 as all foreign subsidiaries experienced lower operating income. This was primarily a result of lower gross margins due to the higher cost of U.S. goods purchased with their weakening local currencies. Additionally, we added marketing and technical personnel to support these aspects of the business, which resulted in increasing operating expenses compared to the prior fiscal year.

Quantum.    Net revenues in this segment increased $1.0 million, or 4.6%, from $22.3 million in fiscal year 2000 to $23.3 million in fiscal year 2001.

Product sales increased $2.3 million, or 18.3%, from $13.1 million in fiscal year 2000 to $15.4 million in fiscal year 2001. This increase was primarily due to an increase in unit sales to General Motors. Product sales consists of those associated with General Motors mid-size automobiles, pick-up trucks and van platforms equipped with our bi-fuel compressed natural gas fuel system and General Motors medium-duty trucks equipped with dedicated liquid propane gas kits.

Cost of product sales increased $4.4 million, or 29.0%, from $15.1 million in fiscal year 2000 to $19.5 million in fiscal year 2001. This increase in cost of product sales was due to $1.4 million in higher material cost related to higher production volume, a $1.3 million increase in manufacturing overhead mainly due to pre-production efforts associated with our fuel storage tanks, a $0.5 million increase in production related scrap, a $0.4 million increase in additions to the provision for inventory obsolescence, a $0.3 million in additional direct labor for assembled products and a $0.2 million increase in freight charges. Warranty reserves increased by $0.4 million during the year due to the increased number of vehicles placed into service. Provision for inventory obsolescence is made for each model year based on inventory levels necessary to provide for future warranty and service parts, as well as for parts that cannot be transferred to the next model year program.

Gross margins on product sales were $2.0 million lower in fiscal year 2001 as compared to fiscal year 2000, primarily due to a $4.4 million increase in cost of product sales, offset partially by a $2.4 million increase in product sales.

Contract revenue decreased $1.4 million, or 14.8%, from $9.3 million in fiscal year 2000 to $7.9 million in fiscal year 2001. This decrease was primarily due to lower contract levels, which reflect efficiencies that result from our ability to transfer knowledge between prior model year and current model year contracts. Additionally, the contract revenues recognized on pick-up truck platforms declined due to an expanded scope of the 2001 program to include the 2002 model year, which includes higher engineering costs to complete without a commensurate increase in the contract value.

For the fiscal year 2001, research and development associated with the cost of contract revenues decreased $0.3 million, or 4.6%, to $5.5 million as compared to the $5.8 million reported in fiscal year 2000. The decrease for the fiscal year 2001 is due to reduced revenue of $1.4 million partially offset by a decrease in margin from 37.7% to 30.2%. The decrease in margin is primarily due to $0.6 million in cost overruns on the CNG and LPG pick-up truck development programs.

Research and development expense increased by $13.7 million, or 106.0%, from $13.0 million in fiscal year 2000 to $26.7 million in fiscal year 2001. The increase in research and development primarily relates to our $1.7 million increase in application development support costs and a $9.9 million increase for fuel storage, fuel delivery systems and vehicle integration for fuel cell OEM programs with the remaining $2.4 million attributable to additional facilities and additional research and development activities to support the fuel cell OEM programs. In order to satisfy the anticipated increased OEM demand, we opened four additional facilities to expand our testing capabilities and vehicle integration capacity. These increases were offset by a $0.3 million decrease in research and development associated with the cost of contract revenue.

General and administrative expenses increased by $2.4 million, or 126.7%, from $1.9 million in fiscal year 2000 to $4.3 million in fiscal year 2001. The increase was primarily due to a $1.8 million increase in employment fees and relocation related to our headcount increase.

Operating losses increased $18.6 million, or 218.7%, from $8.5 million in fiscal year 2000 to $27.1 million in fiscal year 2001. This increase was primarily attributable to a $13.7 million increase in research and development expenses, a $2.4 million increase in general and administrative expenses, a $2.0 million decrease in product gross margins and a $1.4 million decrease in contract revenues.

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

Interest Expense.    Interest expense decreased $0.1 million, or 6.9%, from $1.5 million in fiscal year 2000 to $1.4 million in fiscal year 2001. Interest expense in fiscal year 2001 was offset by $1.3 million in interest income, which was attributable to the proceeds from our July 2000 equity offering that provided us with net proceeds equal to $53.5 million. We paid off the Bank of America working capital line of credit at the end of the first quarter and we invested the remaining amount in short-term investments and money market accounts.

Provision for Income Taxes.    We have recorded an effective annual tax benefit rate of 41% for fiscal year 2001. The effective tax benefit rate represents the federal statutory income tax rate, state income taxes and foreign income taxes increased by research and development credits. For fiscal year 2001, we incurred nearly a $21.8 million net operating loss, or NOL. We carried a portion of this NOL back to the prior two taxable years resulting in $1.5 million in tax refunds. Research and development credits, freed up by the NOL carryback, may be carried forward to future taxable years. At the end of fiscal year 2001, federal and state research and development credit carryforwards were $6.6 million. Federal research and development credits totaling $4.7 million expire between 2009 and 2021. State research and development credits of $1.9 million have no expiration. At the end of fiscal year 2001, our net deferred tax assets were $12.8 million.

Liquidity and Capital Resources

We use cash generated from our operations, equity capital, bank financings and sales of our equity securities to fund capital expenditures and research and development, as well as to invest in and operate our existing operations and new businesses. In January 2002, we completed a private placement of common stock and warrants in which we received $22.5 million in gross proceeds. In May 2002, subsequent to our fiscal year end, we completed a private placement of common stock in which we received $18.8 million in gross proceeds. On the distribution date, we contributed $15 million in cash to Quantum to supply liquidity to meet their short term operational needs. While these sources of funds have been sufficient in the past, we currently anticipate that we will require additional sources of financing in order to capitalize on opportunities that we believe to exist in the alternative fuel market and to invest in long-term business opportunities. These additional sources of financing may include bank borrowings or public or private offerings of equity or debt securities. We cannot assure you that such additional sources of financing will be available on acceptable terms, if at all.

The ratio of current assets to current liabilities was 1.9:1 at the end of fiscal year 2002 and 2.8:1 at the end of fiscal year 2001. During fiscal year 2002, our total working capital decreased by $22.2 million from $51.5 million at the end of fiscal year 2001 to $29.3 million at the end of fiscal year 2002. Net cash used in operating activities was $27.8 million in fiscal year 2002 as compared to $13.7 million for fiscal year 2001. The increase in cash used in operating activities during fiscal year 2002 resulted primarily from the net operating loss of $43.6 million as compared to the net operating loss of $21.7 million the previous year. For fiscal year 2002, $2.0 million in taxes and interest paid increased the cash used in operating activities. These increases were partially offset by a $6.9 million decrease in accounts receivable, $5.7 million in depreciation and amortization, a $3.5 million decrease in inventory and a $1.5 million decrease in other assets. Excluding the funds used in Quantum’s operating activities, we would have generated cash from operations during fiscal year 2002. As a result of the spin-off of Quantum and our deferred tax asset position, we anticipate generating cash from operations in the future.

Net cash used in investing activities in fiscal year 2002 was $6.7 million, a decrease of $6.0 million from fiscal year 2001. This decrease is primarily a result of lower purchases of equipment and leasehold improvements.

Net cash provided by financing activities for fiscal year 2002 was $29.1 million or a decrease of $10.6 million from the $39.7 million reported the previous year. The cash provided by financing activities during the current year resulted primarily from the proceeds of our private placement of $22.5 million, option exercises of $0.9 million, the repayment of officer loans of $3.9 million, an increase in our operating line of credit of $3.6 million and an increase in our term debt by $1.8 million; however, this was partially offset by term loan principal payments of $3.0 million.

In June 2002, the credit facility with Bank of America was amended to reduce the line of credit availability from $9.5 million to $8.0 million and extend the maturity date of the Company’s line of credit and term loans to May 31, 2003. The credit facility was also amended to remove Quantum as a subsidiary borrower and to release the pledge on the assets transferred to Quantum as of the distribution date. The amended facility also provides for a $1.0 million non-revolving line of credit for future capital expenditures. The Bank of America facility contains covenants that require us to satisfy certain financial tests, including a minimum EBITDA and a total debt leverage ratio, beginning with the fiscal quarter ending July 31, 2002. While our non-revolving capital expenditure line expires on May 31, 2003, we have the option to convert it to a term loan, requiring quarterly principal reductions, which would extend the maturity date to March 31, 2005. In addition, our subsidiary in the Netherlands has a Euro 2.3 million (US$2.1 million at April 30, 2002) credit facility with Fortis Bank. At April 30, 2002, there was an outstanding balance under this credit facility of US$1.1 million.

Our subsidiary in Japan has a ¥64 million (US$0.5 million at April 30, 2002) short-term loan facility with the Hong Kong and Shanghai Banking Corporation Ltd., Osaka Branch. At April 30, 2002, a balance of US$0.5 million was outstanding.

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

Foreign Currency Management.    The results and financial condition of our international operations are affected by changes in exchange rates between certain foreign currencies and the U.S. Dollar. Our exposure to fluctuations in currency exchange rates has increased as a result of the growth of our international subsidiaries. The functional currency for all of our international subsidiaries is the local currency of the subsidiary. An increase in the value of the U.S. Dollar increases the costs incurred by our subsidiaries because most of our international subsidiaries’ inventory purchases are U.S. Dollar denominated. We monitor this risk and attempt to minimize the exposure through forward currency contracts and the management of cash disbursements in local currencies. At April 30, 2002, we had no forward currency contracts. We seek to manage our foreign currency economic risk by minimizing our U.S. Dollar investment in foreign operations using foreign currency term-loans to finance the operations of our foreign subsidiaries.

Interest Rate Management.    We use interest rate swap agreements with Bank of America to manage our exposure to interest rate changes and to stabilize the cost of borrowed funds. When this type of agreement is executed, the swap is generally linked to a specific debt instrument. At April 30, 2002 we had approximately $6.4 million in a fixed interest rate agreement. One loan totaling $6.4 million at April 30, 2002 had a fixed interest rate of 10.6%. Absent this fixed rate agreement the variable rate for this debt at April 30, 2002 would have been 6.9%. At April 30, 2002 the fair value of the interest rate swap agreement was $(0.2) million.

Debt Obligations.    The following table summarizes our debt obligations at April 30, 2002. The interest rates represent weighted average rates, with the period end rate used for the variable rate debt obligations. The fair value of the debt obligations approximated the recorded value as of April 30, 2002.

	2003	2004	2005	2006	Thereafter	Total	Fair Value 4/30/02
	(Dollars in millions)
Long term debt denominated in US dollars:
Line of credit	$—	$8.6	$—	$—	$—	$8.6	$8.6
Term loans, including current portion:
Variable rate	$3.1	$3.0	$1.8	$—	$—	$7.9	$7.9
Average interest rate	9.9%	9.8%	9.6%	7.0%	—	—	—
Long term debt denominated in foreign currencies:
Euros
Line of Credit	$1.1	$—	$—	$—	$—	$1.1	$1.1
Japanese Yen
Line of credit	$0.5	$—	$—	$—	$—	$0.5	$0.5
Interest rate derivative financial instruments:
Pay fixed/receive variable	$2.6	$2.5	$1.3	$—	$—	$6.4	$6.6
Average pay rate	5.6%	5.6%	5.6%	—	—	—	—
Average receive rate.	1.9%	1.9%	1.9%	—	—	—	—

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. We expect to adopt FAS 144 as of May 1, 2002 and do not expect that the adoption of the Statement will have a significant impact on our financial position and results of operations, except that the Quantum operations will be presented as a discontinued operation.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2003. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $0.5 million ($.04 per share) per year. We will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of May 1, 2002 and have not yet determined what the effect, if any, these tests will have on our earnings and financial position.

Risk Factors

The preceding discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. We face a number of risks and uncertainties in any forward-looking statement. Factors that could cause or contribute to such differences include, but are not limited to, the following:

The recent spin-off of our Quantum subsidiary is subject to tax risks for us and our stockholders, including restrictions on our issuance of equity securities in order to maintain the tax-free status of the spin-off.

If the spin-off qualifies under Section 355 of the Internal Revenue Code, it will be tax-free to our stockholders for federal income tax purposes. No ruling has been or will be sought from the Internal Revenue Service with respect to the federal income tax consequences of the spin-off. Although Morrison & Foerster LLP issued an opinion to the effect that the spin-off will qualify under Section 355 of the Internal Revenue Code, their opinion is not binding on the Internal Revenue Service. The opinion is also subject to specific assumptions and the accuracy and completeness of specific factual representations and statements made by us and Quantum, including that Quantum will complete an initial public offering of its stock within one year following the spin-off. If these assumptions, representations or statements are incorrect or incomplete in any material respect, the conclusions set forth in the opinion may not be correct. Although we are not aware of any facts or circumstances which would cause such representations or assumptions to be untrue, we cannot assure that the spin-off will be tax-free to our stockholders. Neither we nor Quantum will indemnify any of our stockholders who received shares of Quantum common stock in the spin-off for any tax liabilities.

Even if the spin-off qualifies under Section 355 of the Internal Revenue Code, it will be taxable to us (but not our stockholders) if Section 355(e) of the Internal Revenue Code applies to the spin-off. Section 355(e) of the Internal Revenue Code will apply if 50% or more of our stock or Quantum stock, by vote or value, is acquired by one or more persons, other than our historic stockholders who received our common stock in the spin-off, acting pursuant to a plan or a series of related transactions that include the spin-off. Substantial uncertainty exists on the scope of Section 355(e) of the Internal Revenue Code, and we, our stockholders, Quantum and its stockholders have undertaken, contemplate undertaking or may otherwise undertake in the future transactions which may cause Section 355(e) to apply. These transactions include but are not limited to private placements of our stock, any offerings of Quantum stock, and any issuances of our or Quantum stock in connection with the acquisition of other companies. Accordingly, we cannot assure you that Section 355(e) of the Internal Revenue Code will not apply to the spin-off.

Although Quantum has contractually agreed to indemnify us for taxes arising if its actions cause Section 355(e) of the Internal Revenue Code to apply to the spin-off, we cannot provide you any assurance that Quantum will have the financial ability to satisfy this obligation or that our own or another party’s actions will not cause Section 355(e) to apply. In the event that we were liable for any taxes resulting from the application of Section 355(e) of the Internal Revenue Code, the payment would have a substantial and material adverse effect on our business, financial position and results of operations. The potential applicability of Section 355(e) of the Internal Revenue Code may also discourage, delay or prevent a merger, change of control, or other strategic or capital raising transactions involving our outstanding equity or issuance of new equity.

The growth of the alternative fuel market will have a significant impact on our business.

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

Users of gaseous alternative fueled vehicles may not be able to obtain fuel conveniently and affordably, which may adversely affect the demand for our products.

Vehicles and equipment powered by gaseous alternative fuels run primarily on natural gas or propane. The construction of a distribution system to deliver natural gas and propane will require investment by third parties. An adequate fuel distribution infrastructure may not be adopted. We are relying on third parties, some of which are committed to the existing gasoline infrastructure, to build this infrastructure. If these parties build a fuel distribution infrastructure, the fuel delivered through it, both due to the cost of the delivery system and the cost of the fuel itself, may have a higher price than users are willing to pay. If users cannot obtain fuel conveniently or affordably, a mass market for vehicles and equipment powered by gaseous alternative fuels or fuel cells is unlikely to develop. Our ability to attract customers and sell products successfully in the alternative fuel industry also depends on a price differential between liquid fuels, such as petroleum and gasoline, and gaseous fuels, such as propane and natural gas. This price differential may not continue. Should this differential narrow or disappear, it could adversely affect the demand of our products.

We currently face and will continue to face significant competition, which could result in a decrease in our revenue.

We currently compete with companies that manufacture products to convert internal combustion engines operating on liquid fuels to gaseous fuels. Increases in the market for alternative fueled vehicles may cause OEMs to find it advantageous to develop and produce their own fuel conversion or fuel management equipment rather than purchasing the equipment from suppliers such as us. In addition, greater acceptance of alternative fuel engines may result in new competitors. Should any of these events occur, the total potential demand for our products could be adversely affected and cause us to lose existing business.

We face risks associated with marketing, distributing and servicing our products internationally.

We currently operate in Australia, Europe, India, Japan and Mexico and market our products and technologies in other international markets, including both industrialized and developing countries. Our international operations are subject to various risks common to international activities, such as the following:

•	exposure to currency fluctuations;

•	managing potential difficulties in enforcing contractual obligations and intellectual property rights;

•	the burden of complying with a wide variety of laws and regulations, including product certification, environmental and import and export laws;

•	political instability; and

•	difficulties collecting international accounts receivable.

Any significant increase in the value of the dollar against currencies in foreign markets in which we do business may impact negatively our competitiveness in international markets.

Our business may be subject to product liability claims, which could be expensive and could result in a diversion of management’s attention.

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

New developments in technology may negatively affect the development or sale of some or all of our products or make our products obsolete. There is a range of other technologies that could compete with alternative fuel technologies, including electric and hybrid vehicles and methanol vehicles. Our success depends upon our ability to design, develop and market new or modified, fuel delivery and electronic control products for internal combustion engines. Our inability to enhance existing products in a timely manner or to develop and introduce new products that incorporate new technologies, conform to increasingly stringent emission standards and performance requirements, and achieve market acceptance in a timely manner could negatively impact our competitive and financial position. New product development or modification is costly; involves significant research, development, time and expense; and may not necessarily result in the successful commercialization of any new products.

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

We cannot assure you that we will be successful in protecting our proprietary rights. Any infringement on any of our intellectual rights could have an adverse effect on our ability to develop and sell successfully commercially competitive systems and components.

We depend on third-party suppliers for the supply of key materials and components for our products.

We have established relationships with third-party suppliers, which provide materials and components for our products. A supplier’s failure to supply materials or components in a timely manner or to supply materials and components that meet our quality, quantity or cost requirements, combined with a delay in our ability to obtain substitute sources for these materials and components in a timely manner or on terms acceptable to us, would harm our ability to manufacture our products or would significantly increase our production costs.

If the offer and sale of our common stock to the selling stockholders were to be found not to be exempt from Section 5 of the Securities Act, then the selling stockholders as well as investors in the January private placement may be able to sue to recover the consideration paid for their shares or for damages.

The offer and sale of our common stock to the selling stockholders occurred less than six months from the completion of the private placement transaction we conducted in January 2002 and the resale registration statement on Form S-3 relating to the shares and warrants issued in the January private placement remains effective. As a result, the two private placements do not fall within the six month safe-harbor provided by Regulation D promulgated under the Securities Act and there is a risk that investors in either offering may claim that the current transaction should be integrated with the January private placement. We do not believe that the offer and sale of our common stock to the selling stockholders should be integrated or treated as a single offering with the January private placement or the resale registration statement that related to the shares and warrants in that transaction, and we believe that the offer and sale of our common stock to the selling stockholders is exempt from registration under the Securities Act. However, if a court were to determine otherwise, and the offer and sale of our common stock to the selling stockholders were found not to be a valid private placement, then the selling stockholders as well as investors in the January private placement may be entitled to recover the consideration paid for the shares they purchased with interest thereon, or for damages (if the investor no longer owns the shares).

Potential fluctuations in our financial results could cause our stock price to decline.

Our revenue and operating results are subject to annual and quarterly fluctuations as a result of a variety of factors, including the following:

•	purchasing cycles of fleet operators and other customers;

•	the uncertainty of timing of deliveries of vehicles and other equipment on which our products are installed;

•	the timing of implementation of government regulations promoting the use of our products; and

•	general economic factors.

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

Our business could be harmed if we fail to meet OEM specifications.

We offer integrated alternative fuel systems, which include tanks, brackets, electronics, software and other components required to allow these products to operate in other alternative fuel applications. Customers for these systems require that these products meet strict OEM standards. Our compliance with these requirements has resulted in increased development, manufacturing, warranty and administrative costs. A significant increase in these costs could adversely affect our profitability. If we fail to meet OEM specifications on a timely basis, our relationships with OEMs may be harmed.

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

Vehicle conversion programs with OEMs are dependent on OEM production and the associated labor forces at OEM sites. Labor unions represent most of the labor forces at OEM facilities. Labor disputes could occur at OEM facilities, which could adversely impact our direct OEM product sales.

Changes in environmental policies could hurt the market for our products.

The market for alternative fueled vehicles and equipment, and the demand for products are driven, to a significant degree, by local, state and federal regulations in the United States that relate to air quality and require the purchase of motor vehicles and equipment operating on alternative fuels. Similarly, foreign governmental regulations also affect our international business. These laws and regulations may change, which could result in transportation or equipment manufacturers abandoning their interest in alternative fueled vehicles. In addition, a failure by authorities to enforce current domestic and foreign laws or to adopt additional environmental laws could limit the demand for our products. Although many governments have identified as a significant priority the development of alternative energy sources, we cannot assure you that governments will not change their priorities or that any change they make would not materially affect our revenue or the development of our products.

We may be subject to litigation if our stock price is volatile.

Our common stock has experienced in the past, and may experience in the future, price and volume fluctuations. Many factors may cause the market price for our common stock to decline, perhaps substantially, following this offering, including the following:

•	failure to meet our product development and commercialization milestones;

•	demand for our common stock;

•	failure of our revenue and operating results to meet the expectations of securities analysts or investors in any quarter;

•	downward revisions in securities analysts’ estimates or changes in general market conditions;

•	technological innovations by competitors or in competing technologies;

•	investor perception of our industry or our prospects; or

•	general technology or economic or regulatory trends.

In the past, companies that have experienced declines in the market price of their stock have been the subject of securities class action litigation. We may become involved in a securities class action litigation in the future. Litigation of this type often results in substantial costs and a diversion of management’s attention and resources, which could harm our business, prospects, results of operations or financial condition.

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

We have a Stockholder Protection Rights Agreement that provides for a dividend of one right for each outstanding share of our common stock. Upon the occurrence of some events, including a person or entity’s acquisition of 15% or more of our common stock, each right will entitle the holder to purchase, at an exercise price of $45 per share, common stock with a value equal to twice the exercise price, which could cause substantial dilution. The rights agreement may have the effect of deterring, delaying or preventing a change in control that might otherwise be in the best interests of our stockholders.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Information relating to Quantitative and Qualitative Disclosures About Market Risk appear under the heading “Derivative Financial Instruments” which is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Item 8.    Financial Statements and Supplementary Data.

See pages F-1 through F-25 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The following table sets forth certain information regarding our directors and executive officers as of June 15, 2002:

Name	Age	Position
Robert M. Stemmler (2)(3)	66	Chairman of the Board of Directors, President and Chief Executive Officer
Dale L. Rasmussen	52	Senior Vice President and Secretary
Brad E. Garner	39	General Manager & Director, Gaseous Fuel Products Division
Donald L. Dominic	60	Vice President and General Counsel
William B. Olson	39	Treasurer, Vice President and Chief Financial Officer
Norman L. Bryan (1)	60	Director
Paul Mlotok (1)	57	Director
J. David Power III (2)(3)	71	Director
Don J. Simplot (1)(2)(3)	66	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating Committee

Robert M. Stemmler has served as our President and Chief Executive Officer since May 1993. He has also been a director since May 1993, and the Chairman of our Board of Directors since June 1998. From December 1992 until July 1993, Mr. Stemmler was a full time consultant to our company. He served as our General Manager from 1982 to 1985 and has held various management and executive positions throughout his career at Celanese Corp. (now Hoechst-Celanese), an international chemical and fibers manufacturer; A.J. Industries, a holding company for aircraft, trucking and heating equipment companies; and Sargent Fletcher Company, a manufacturer of military aircraft fuel tanks and in-flight refueling systems. He holds an M.B.A. degree from Seton Hall University and a B.S. degree in mechanical engineering from Washington University in St. Louis.

Dale L. Rasmussen has served as our Senior Vice President and Secretary since June 1989. He joined us in April 1984 as Vice President of Finance and Administration and Corporate Secretary. Prior to joining us, Mr. Rasmussen was a commercial banker for 12 years at banks that were acquired by Key Bank and U.S. Bank. He received his B.A. degree in Business Administration and Economics from Western Washington University and is a graduate of the Pacific Coast Banking School. Mr. Rasmussen serves as the Chairman of the Board of Directors of Quantum Fuel Systems Technologies Worldwide, Inc.

Brad E. Garner has served as General Manager & Director, Gaseous Fuel Products Division since April 2002. Mr. Garner joined IMPCO in July 1994 as Regional Sales Manager for the U.S. Midwest and Canada Regions. In February 1996, he was promoted to Manager of Applications & Field Engineering. Mr. Garner also held the roles of Engineering Manager and General Manager for the Industrial Engines business unit of the Gaseous Fuel Products Division. Prior to joining IMPCO, Mr. Garner held a position with Superior Propane as Senior Auto Propane Sales & Technical Manager. Prior to his employment at Superior, Mr. Garner was the owner and operator of Advanced Automotive Technology, one of the largest alternative fuels conversion centers in Canada. Mr. Garner is a graduate of Fanshawe College of Technology in Canada with an equivalent to an Associates Degree in Mechanical Engineering.

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

William B. Olson has served as our Treasurer, Vice President and Chief Financial Officer since July 1999. He originally joined us in October 1994 and has held various financial positions with us, including serving as Corporate Controller. Between November 1996 and April 1997, Mr. Olson served as manager of financial planning at Autobytel. Prior to joining us, Mr. Olson was with the public accounting firm of Ernst & Young and its Kenneth Leventhal Group. Mr. Olson holds a B.S. degree in business and operations management from Western Illinois University and an M.B.A. degree in finance and economic policy from the University of Southern California. Mr. Olson is a Certified Financial Manager and a Certified Management Accountant.

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

J. David Power III has served as a director since August 2000. He is the founder of J.D. Power and Associates where he has served as Chairman since 1996. Mr. Power has previously worked with Ford Motor Company, General Motors Corporation, and J.I. Case Company. Mr. Power was a recipient of the Automotive Hall of Fame’s Distinguished Service Citation. Mr. Power graduated from the College of Holy Cross, has an M.B.A. from The Wharton School of Finance at the University of Pennsylvania, and holds honorary doctorate degrees from College of the Holy Cross, California Lutheran University, and California State University, Northridge.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s Directors and executive officers, and persons who own more than 10% of the Company’s Common Stock to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Executive officers, Directors and greater than 10%

stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company or advice that no filings were required, during fiscal year 2002 all executive officers, Directors and greater than 10% beneficial owners complied with the Section 16(a) filing requirements.

Item 11.    Executive Compensation

The following table sets forth all compensation paid or accrued during each of the Company’s last three fiscal years to the Company’s chief executive officer and the Company’s four other most highly compensated executive officers whose annual compensation exceeded $100,000 for the last fiscal year (the “Named Executive Officers”).

Summary Compensation Table

		Annual Compensation		Long-Term Compensation Securities Underlying Options (2) (#)	All Other Compensation($)
Name and Principal Position	Year	Salary($)(1)	Bonus($)
Robert M. Stemmler	2002	$360,000	$100,000	25,000	$60,224	(3)
President and Chief	2001	332,423	101,000	20,520	68,016
Executive Officer	2000	308,233	127,000	452	39,164
Dale L. Rasmussen	2002	$140,462	$80,000	25,000	$12,173	(4)
Senior Vice President	2001	133,789	28,000	10,440	19,804
and Secretary	2000	125,000	33,000	452	15,885
Syed Hussain	2002	$281,097	$—	—	$12,135	(5)
Former Vice President of Technology	2001	250,000	194,200	40,000	12,135
and Quantum Division	2000	203,846	49,000	10,000	12,198
William B. Olson	2002	$153,846	$80,000	25,000	$14,190	(6)
Treasurer, Vice President	2001	142,500	36,000	20,000	13,263
and Chief Financial Officer	2000	121,638	41,000	20,000	4,046
Dennis D. Hartman	2002	$185,000	$—	—	$19,691	(7)
Former Vice President of Gaseous	2001	183,116	23,000	6,166	21,561
Fuel Products Division	2000	170,000	45,000	20,153	19,131

(1)	Includes amounts deferred by executive officers pursuant to the Employee Savings Plan and Deferred Compensation Plan.
(2)	Includes options under the Company’s Incentive Stock Option Plans.
(3)
Includes a group term life insurance premium of $15,360, an automobile allowance of $12,000, a matching contribution of $3,323 pursuant to the Employee Savings Plan, a matching contribution of $12,500 pursuant to the Deferred Compensation Plan and a Company-paid car lease of $17,041.

(4)	Includes a matching contribution of $173 pursuant to the Employee Savings Plan and an automobile allowance of $12,000.
(5)	Includes a group term life insurance premium of $135 and an automobile allowance of $12,000.
(6)	Includes a group term life insurance premium of $81, a matching contribution of $4,417 pursuant to the Employee Savings Plan, an automobile allowance of $9,692.
(7)
Includes a group term life insurance premium of $387, a matching contribution of $4,435 pursuant to the Employee Savings Plan, a matching contribution of $2,869 pursuant to the Deferred Compensation Plan, and an automobile allowance of $12,000.

Option/Grants During Fiscal Year 2001

The following table describes the options to acquire shares of our Common Stock that were granted to the Named Executive Officers in fiscal year 2002:

	Individual Grants
	Number of Securities Underlying Options Granted(1)	% of Total Options Granted to Employees in Fiscal Year (2)	Exercise or Base Price ($/Sh)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (3)
Name					5%($)	10% ($)
Robert M. Stemmler	25,000	10.8%	$11.00	12/14/11	$172,946	$438,279
Dale L. Rasmussen	25,000	10.8%	11.00	12/14/11	$172,946	$438,279
William B. Olson	25,000	10.8%	11.00	12/14/11	$172,946	$438,279

*	Less than 1%
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

(2)	Based on an aggregate of 232,000 options granted to employees during the fiscal year.
(3)
The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent our estimate or projection of our future common stock prices.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth information concerning exercises of stock options during fiscal year 2002 and the value of unexercised options held by the Company’s Named Executive Officers.

	Shares Acquired on Exercise(#)	Value Realized ($)(1)	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options at Fiscal Year-End(2)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Robert M. Stemmler	—	$—	351,744	86,006	$1,751,980	$321,498
Dale L. Rasmussen	—	—	62,113	45,779	350,900	131,807
Syed Hussain	72,000	408,525	—	—	—	—
William B. Olson	7,000	65,660	18,600	59,400	76,198	152,002
Dennis D. Hartman	22,456	473,697	12,866	25,109	35,252	71,740

(1)	Calculated by determining the difference between the fair market value of the Common Stock underlying the options on the date each option was exercised and the exercise price of the options.
(2)	Calculated by determining the difference between the fair market value of the Common Stock underlying the options on April 30, 2002 and the exercise price of the options.

Compensation of Directors

Each Director who is not an employee of the Company is paid an attendance fee of $1,000, plus out-of-pocket expenses, for each board or committee meeting attended. In addition, the Chairs of the Audit, Compensation and Nominating Committees are paid an annual fee of $3,000.

In the past, we granted options to purchase shares of Common Stock to each of the Directors. Option exercise prices are the higher of (i) the average market value of the stock for the 15 trading days following the date of grant and (ii) the market value on the fifteenth trading day following the date of grant. Options are not assignable and vest cumulatively at the rate of 25% annually, beginning on the first anniversary date of grant. However, if a Director dies, becomes disabled or retires at age 62 or later, then options vest at the rate of 25% for each full calendar year in which the optionee served as one of our Directors. Options must be exercised while serving as a Director or within three months following termination as Director, unless termination results from death or disability, in which case options may be exercised during the one-year period following termination. In no event may options be exercised more than ten years after the date of grant.

Employment Agreements

The Company entered into an Employment Agreement with Mr. Stemmler for a term of two consecutive 12-month periods commencing on April 1, 2002. The agreement requires payment of an annual base salary of $360,000 during the first 12 months and $360,000 during the second 12 months, and payment of incentive compensation under the Company’s Bonus Incentive Plan unless the Board of Directors approves another cash bonus plan which supersedes the Bonus Incentive Plan. In addition, the agreement provides for certain benefits, including term life insurance of $750,000, disability insurance and a car allowance. The agreement is subject to termination events, which include Mr. Stemmler’s resignation and the Company’s right to terminate him. If terminated, Mr. Stemmler is entitled to cash payments equal to his annual base salary plus additional cash compensation that he would have earned for the remaining months following the effective date of termination of employment, and the benefits shall continue for the remaining months of the fiscal year following the effective date of termination of employment.

The Company entered into an Employment Agreement with Mr. Olson for a term of two years commencing on April 1, 2002. The agreement requires payment of an annual base salary of $170,000, and payment of incentive compensation under the Company’s Bonus Incentive Plan unless the Board of Directors approves another cash bonus plan, which supersedes the Bonus Incentive Plan. In addition, the agreement provides for certain benefits, including a car allowance. The agreement is subject to termination events, which include Mr. Olson’s resignation and the Company’s right to terminate him. If terminated, Mr. Olson is entitled to cash payments equal to his annual base salary plus additional cash compensation that he would have earned for the remaining months following the effective date of termination of employment, and the benefits shall continue for the remaining months of the fiscal year following the effective date of termination of employment.

The Company entered into an Employment Agreement with Mr. Rasmussen for a term of two years commencing on April 1, 2002. The agreement requires payment of an annual base salary of $160,000 and payment of incentive compensation under the Company’s Bonus Incentive Plan unless the Board of Directors approves another cash bonus plan, which supersedes the Bonus Incentive Plan. In addition, the agreement provides for certain benefits, including a car allowance. The agreement is subject to termination events, which include Mr. Rasmussen’s resignation and the Company’s right to terminate him. If terminated, Mr. Rasmussen is entitled to cash payments equal to his annual base salary plus additional cash compensation that he would have earned for the remaining months following the effective date of termination of employment, and the benefits shall continue for the remaining months of the fiscal year following the effective date of termination of employment.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2002, the Compensation Committee consisted Mr. Simplot and Mr. Power. Neither of these persons is or has been an officer or employee of the Company or any of its subsidiaries. In addition, there are no Compensation Committee interlocks between the Company and other entities involving the Company’s executive officers and Directors who serve as executive officers of such entities.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our securities as of July 15, 2002 by:

•	each person who is the beneficial owner of more than 5% of the Company’s capital stock;

•	each of the Company’s Directors;

•
the Company’s chief executive officer and the Company’s four other most highly compensated executive officers whose annual compensation exceeded $100,000 for the last fiscal year (the “Named Executive Officers”); and

•	all of the Company’s current executive officers and Directors as a group.

Except as otherwise indicated, all of the shares indicated in the table are shares of Common Stock and each beneficial owner has sole voting and investment power with respect to the shares set forth opposite its name. This percentage ownership included in the following is based on 14,142,036 shares of Common Stock outstanding as of July 15, 2002.

	Shares Beneficially Owned
Name of Beneficial Owner	Number		Percent
Directors and Executive Officers:
Norman L. Bryan	33,000	(1)	*
Dennis D. Hartman	34,466	(2)	*
Syed Hussain	113,858		*
Paul Mlotok	22,000	(3)	*
William B. Olson	27,400	(4)	*
J. David Power III	5,000	(5)	*
Dale L. Rasmussen	205,150	(6)	1.4%
Don J. Simplot	327,933	(7)	2.3%
Robert M. Stemmler	438,673	(8)	3.0%
All current executive officers and Directors as a group (9 persons)	1,091,755	(9)	7.4%

*	Less than 1% of the outstanding Common Stock.
(1)	Includes 32,000 shares issuable upon exercise of outstanding options that are exercisable within 60 days after July 15, 2002.
(2)	Includes 21,266 shares issuable upon exercise of outstanding options that are exercisable within 60 days after July 15, 2002.
(3)	Represents shares issuable upon exercise of outstanding options that are exercisable within 60 days after July 15, 2002.
(4)	Represents shares issuable upon exercise of outstanding options that are exercisable within 60 days after July 15, 2002.
(5)	Represents shares issuable upon exercise of outstanding options that are exercisable within 60 days after July 15, 2002.

(6)	Includes 72,113 shares issuable upon exercise of outstanding options that are exercisable within 60 days after July 15, 2002.
(7)	Includes 32,000 shares issuable upon exercise of outstanding options that are exercisable within 60 days after July 15, 2002.
(9)	Includes 391,744 shares issuable upon exercise of outstanding options that are exercisable within 60 days after July 15, 2002.
(10)	Includes an aggregate of 614,856 shares issuable upon exercise of outstanding options that are exercisable within 60 days after July 15, 2002.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

The following table sets forth information about the Company’s Common Stock that may be issued upon exercise of options under all of the Company’s equity compensation plans as of April 30, 2002:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	1,377,480	$9.88	65,502
Equity Compensation Plans Not Approved by Security Holders	0	0	0

Total	1,377,480	$9.88	65,502

Item 13.    Certain Relationships and Related Transactions

Options Granted by Certain Stockholders

On June 5, 1998, Questor Partners Fund, L.P. and its affiliate, Questor Side-by-Side Partners, L.P. (together, “Questor”), purchased shares of the Company’s Common Stock and 1993 Series 1 Preferred Stock from the estate and family of a deceased stockholder and on the same day granted separate options (the “Questor Options”) to certain officers of the Company to purchase shares of the Company’s Common Stock as follows:

Robert M. Stemmler	113,858
Syed Hussain	113,858
Dale L. Rasmussen	56,928

Each of the Questor Options had an exercise price of $13.75 per share. The options vested at the rate of 25% annually commencing June 30, 1999. The options would become exercisable upon the earlier of (i) June 5, 2003 or (ii) the sale by Questor of 50% or more of the shares of Common Stock owned by it as of June 5, 1998 (including 614,250 shares of Common Stock into which the Company’s 1993 Series 1 Preferred Stock owned by Questor was then convertible). In February 2001, Questor notified the officers that Questor had sold 50% or more of the shares of Common Stock that it had owned as of June 5, 1998, and in March 2001 each of the officers exercised the Questor Options as described below.

Loans

On March 15, 2001, each of Mr. Stemmler (the Company’s President and Chief Executive Officer), Mr. Rasmussen (the Company’s Senior Vice President and Secretary) and Mr. Hussain (the Company’s former Vice President of Technology and Quantum division) exercised his respective Questor Options to purchase IMPCO Common Stock from Questor at $13.75 per share in the following amounts: Mr. Stemmler, 113,858 shares; Mr.

Rasmussen, 56,928 shares; and Mr. Hussain, 113,858 shares. To finance the exercise of the Questor Options, the Company extended loans to the officers for the full purchase price of an aggregate of $3,913,854 ($1,565,547 each to Messrs. Stemmler and Hussain and $782,760 to Mr. Rasmussen). The loans were secured by (i) a pledge to the Company of a security interest in and lien upon shares of common stock of the Company (the “Pledged Shares”) and certain vested Company nonqualified stock options issued to each such person pursuant to various Company stock option plans (the “NQ Options”) and (ii) an agreement not to exercise any vested Company incentive stock options issued to the Reporting Person pursuant to various Company stock option plans (“ISOPs”) or to grant any third party any interest in such ISOPs. Additionally, Mr. Rasmussen pledged the equity value of his personal residence as collateral to secure his loan and Messrs. Stemmler and Rasmussen provided collateral to secure Mr. Hussain’s loan. Each loan bore interest at 9% per annum with a one year maturity. Each of these loans was repaid in full in July 2001.

The Company loaned Mr. Hussain $58,000 in June 1999 and an additional $90,000 in December 2000. The loans bore interest at a rate of 5% per annum. The purpose of these loan was for general personal reasons. Mr. Hussain’s loans, plus accrued interest, was paid in full in July 2001.

In December 2000, the Company loaned Mr. Rasmussen $100,000 for general personal reasons. The loan initially bore interest at a rate of 5% per annum (through June 30, 2001) and currently bears interest at a rate of 9% per annum. On September 7, 2001, the Company loaned Mr. Rasmussen an additional $175,000 for general personal reasons. The loan bears interest at a rate of 9% per annum. Both loans to Mr. Rasmussen mature July 31, 2002. At June 30, 2002, the total outstanding amounts of the loans were $300,091.

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)    Documents filed as part of this report:

(1) Consolidated Financial Statements:

Report of independent auditors.
Consolidated balance sheets as of April 30, 2001 and 2002.
Consolidated statements of operations for the years ended April 30, 2000, 2001, and 2002.
Consolidated statements of stockholders’ equity for the years ended April 30, 2000, 2001, and 2002.
Consolidated statements of cash flows for the years ended April 30, 2000, 2001, and 2002.
Notes to consolidated financial statements.
Unaudited Pro Forma Condensed Consolidated Financial Statements
Unaudited Pro Forma Condensed Consolidated Balance Sheets
Unaudited Pro Forma Condensed Consolidated Statements of Operations
Notes to Unaudited Pro Forma Condensed Consolidated Financial Statements

(2) Supplemental Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts

SCHEDULE II—VALUATION ACCOUNTS

	Balance at beginning of period	Additions charged (credited) to costs and expenses	Write-offs and other adjustments	Balance at end of period
Allowance for doubtful accounts for the period ended:
April 30, 2002	$1,021,353	$372,653	$(478,717)	$915,289
April 30, 2001	565,597	654,932	(199,176)	1,021,353
April 30, 2000	535,824	561,679	(531,906)	565,597

Inventory valuation reserve for the period ended:
April 30, 2002	2,795,757	2,596,930	(1,279,802)	4,112,885
April 30, 2001	1,943,320	1,259,403	(406,966)	2,795,757
April 30, 2000	1,543,474	540,310	(140,464)	1,943,320

Warranty reserve for the period ended:
April 30, 2002	642,146	1,645,270	(776,673)	1,510,743
April 30, 2001	640,354	500,056	(498,264)	642,146
April 30, 2000	488,811	693,281	(541,738)	640,354

Product liability reserve for the period ended:
April 30, 2002	1,000	—	—	1,000
April 30, 2001	1,000	—	—	1,000
April 30, 2000	1,000	—	—	1,000

All other schedules are omitted because the information is not applicable or is not material, or because the information is included in the consolidated financial statements or the notes thereto.

(3) Exhibits:

Exhibit No.	Description	Note No.

2.1	Deed of Sale of Business by and among IMPCO Technologies Pty. Limited, as buyer, and Ateco Automotive Pty Limited, as seller, dated as of July 1, 1996.	(7)

2.2	Deed of Release by and among IMPCO Technologies, Inc. and Ateco Automotive Pty Limited dated as of July 1, 1996.	(7)

2.3	Shareholders Agreement for Gas Parts (NSW) Pty Limited by and among IMPCO Technologies Pty. Limited, Gas Parts Pty Limited and Gas Parts (NSW) Pty. Limited, dated as of July 4, 1996.	(7)

3.1	Certificate of Incorporation, as currently in effect.	(28)

3.2	Bylaws adopted July 22, 1998.	(13)

4.1	Stockholders’ Protection Rights Agreement dated as of June 30, 1999 between IMPCO Technologies, Inc. and ChaseMellon Stockholder Services, L.L.C., as Rights Agent.	(12)

10.1	Lease between L-W Income Properties and IMPCO Technologies, Inc. dated May 10, 1989.	(2)

10.2+	1989 Incentive Stock Option Plan.	(3)

10.3+	1991 Executive Stock Option Plan dated November 5, 1991, among AirSensors, Inc., as the Company, and Bertram R. Martin, James J. Mantras and Dale L. Rasmussen, as Optionees.	(4)

10.4	First Amendment to Lease dated April 19, 1993, between L-W Income Properties and IMPCO Technologies, Inc.	(5)

10.5+	1993 Stock Option Plan for Non-employee Directors.	(6)

10.6+	Amendment to 1989 Incentive Stock Option Plan.	(6)

10.7+	1996 Incentive Stock Option Plan	(8)

10.8+	1997 Incentive Stock Option Plan	(9)

10.9	Lease between Klein Investments, Family Limited Partnership, as lessor, and IMPCO Technologies, Inc., as lessee, dated August 18, 1997.	(10)

10.10	Amendment dated March 18, 1998 to Loan agreement dated October 7, 1998 between Bank of America National Trust and Savings, as lender, and IMPCO Technologies, Inc., as the borrower.	(10)

10.11	Amendment dated April 29, 1998 to Loan agreement dated October 7, 1998 between Bank of America National Trust and Savings, as lender, and IMPCO Technologies, Inc., as the borrower.	(10)

10.12	Loan Agreement for IMPCO Technologies, B.V. as borrower, and Bank of America National Trust and Savings Association, acting through its Amsterdam branch, as lender, dated as of April 27, 1998.	(10)

10.13	Loan Agreement dated September 11, 1998 between Bank of America National Trust and Savings Association, as lender, and IMPCO Technologies, Inc., as the borrower.	(11)

10.14	Intentionally Omitted

10.15	Loan Agreement between IMPCO Tech Japan KK, as borrower, and, Hongkong and Shanghai Banking Corporation Ltd., Osaka Branch., as lender, dated as of March 29, 1999.	(13)

Exhibit No.		Description	Note No.

10.16+		Employment Agreement dated April 1, 1999, between IMPCO Technologies, Inc., as the Company, and Robert M. Stemmler, as the Employee.	(13)

10.17		Amended Loan Agreement between IMPCO Technologies, Inc., as borrower and Bank of America N.A. as lender, dated September 13, 1999.	(14)

10.18		Intentionally Omitted

10.19		Amendment No. 3 to Business Loan Agreement by and between Bank of America, N.A. and IMPCO Technologies, Inc. dated as of June 13, 2000.	(15)

10.20		Lease dated as of March 31, 2000, by and between Braden Court Associates and IMPCO Technologies, Inc.	(16)

10.21		Amendment No. 4 to Business Loan Agreement by and between Bank of America, N.A. and IMPCO Technologies, Inc. dated as of September 12, 2000.	(18)

10.22		Amendment No. 5 to Business Loan Agreement between Bank of America, N.A. and IMPCO Technologies, Inc. dated as of December 13, 2000.	(18)

10.23		Amendment No. 6 to Business Loan Agreement between Bank of America, N.A. and IMPCO Technologies, Inc. dated as of March 12, 2001.	(19)

10.24		Promissory Note Issued by Robert Stemmler to Registrant dated March 15, 2001.	(17)

10.25		Promissory Note Issued by Dale Rasmussen to Registrant dated March 15, 2001.	(17)

10.26		Promissory Note Issued by Syed Hussain to Registrant dated March 15, 2001.	(17)

10.27		Security Agreement and Agreement Not to Exercise Options entered into between Robert Stemmler and Registrant dated March 15, 2001.	(17)

10.28		Security Agreement and Agreement Not to Exercise Options entered into between Dale Rasmussen and Registrant dated March 15, 2001.	(17)

10.29		Security Agreement and Agreement Not to Exercise Options entered into between Syed Hussain and Registrant dated March 15, 2001.	(17)

10.30		Deed of Trust Executed by Dale Rasmussen regarding personal residence.	(17)

10.31	†	Corporate Alliance Agreement dated June 12, 2001 between Quantum Technologies Worldwide, Inc. and General Motors Corporation.	(21)

10.32		Master Technical Agreement dated June 12, 2001 between Quantum Technologies Worldwide, Inc. and General Motors Corporation.	(21)

10.33		Stock Transfer Agreement dated June 12, 2001 between Quantum Technologies Worldwide, Inc. and General Motors Corporation.	(21)

10.34		Registration Rights Agreement dated June 12, 2001 between Quantum Technologies Worldwide, Inc. and General Motors Corporation.	(21)

10.35		Amended and Restated Business Loan Agreement dated as of April 30, 2001 among the Registrant, Quantum Technologies, Inc. and Bank of America, N.A.	(28)

10.36+		2000 Incentive Stock Option Plan	(20)

10.37		IMPCO and GM Teaming Agreement dated July 30, 1997 by the Registrant and General Motors Corporation.	(22)

10.38		Amendment No. 1 to Amended and Related Business Loan Agreement, dated as of September 5, 2001, among Bank of America, N.A., the Registrant and Quantum Technologies, Inc.	(23)

Exhibit No.	Description	Note No.

10.39	Amendment No. 2 to Amended and Restated Business Loan Agreement, dated as of October 8, 2001, among Bank of America, N.A., the Registrant and Quantum Technologies, Inc.	(24)

10.40	Amendment No. 3 to Amended and Restated Business Loan Agreement, dated as of November 9, 2001, among Bank of America, N.A., the Registrant and Quantum Technologies, Inc.	(24)

10.41	Amendment No. 4 to Amended and Restated Business Loan Agreement, dated as of December 12, 2001, among Bank of America, N.A., the Registrant and Quantum Technologies, Inc.	(24)

10.42	Common Stock and Warrants Purchase Agreement, dated January 11, 2002.	(25)

10.43	Registration Rights Agreement, Dated January 11, 2002.	(25)

10.44	Form of Stock Purchase Warrant, Dated January 11, 2002.	(25)

10.45	Amendment No. 5 to Amended and Restated Business Loan Agreement, dated as of January, 2002, among Bank of America, N.A., the Registrant and Quantum Technologies, Inc.	(26)

10.46	Amendment No. 6 to Amended and Restated Business Loan Agreement,dated as of January 31, 2002, among Bank of America, N.A., the Registrant and Quantum Technologies, Inc.	(26)

10.47	Amendment No. 7 to Amended and Restated Business Loan Agreement, dated as of February 28, 2002, among Bank of America, N.A., the Registrant and Quantum Fuel Systems Technologies Worldwide, Inc.	(26)

10.48	Stock Purchase Agreement, dated May 3, 2002.	(27)

10.49	Amendment No. 8 to Amended and Restated Business Loan Agreement, dated as of March 31, 2002, among Bank of America, N.A., the Registrant and Quantum Fuel Systems Technologies Worldwide, Inc.	(1)

10.50	Amendment No. 9 to Amended and Restated Business Loan Agreement, dated as of April 30, 2002, among Bank of America, N.A., the Registrant and Quantum Fuel Systems Technologies Worldwide, Inc.	(1)

10.51	Second Amended and Restated Business Loan Agreement, dated June 24, 2002, between Bank of America, N.A., and the Registrant.	(1)

10.52	Employment Agreement dated April 1, 2002, between the Registrant and Robert M. Stemmler.	(1)

10.53	Employment Agreement dated April 1, 2002, between the Registrant and W. Brian Olson.	(1)

10.54	Employment Agreement dated April 1, 2002, between the Registrant and Dale L. Rasmussen.	(1)

10.55	Contribution and Distribution Agreement between the Registrant and Quantum Fuel Systems Technologies Worldwide, Inc., dated July 23, 2002.	(29)

10.56	Tax Allocation and Indemnification Agreement between the Registrant and Quantum Fuel Systems Technologies Worldwide Inc., dated July 23, 2002.	(29)

10.57	Transition Services Agreement between the Registrant and Quantum Fuel Systems Technologies Worldwide, Inc., dated July 23, 2002.	(29)

10.58	Employee Benefit Matters Agreement between the Registrant and Quantum Fuel Systems Technologies Worldwide, Inc., dated July 23, 2002.	(29)

10.59	Lease dated July 18, 2001 by and between Property Reserve, Inc. and the Registrant.	(1)

21.1	Subsidiaries of the Company.	(1)

23.1	Consent of Ernst & Young LLP.	(1)

(1)	Filed herewith.
(2)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1989.
(3)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1990.

(4)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1992.
(5)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1993.
(6)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1994.
(7)	Incorporated by reference to the Registrant’s Form 8-K/A dated July 1, 1996.
(8)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1997.
(9)	Incorporated by reference to the Registrant’s Proxy Statement for fiscal year 1997.
(10)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1998.
(11)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended October 31, 1998.
(12)	Incorporated by reference to the Registrant’s Form 8-K dated June 30, 1999.
(13)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1999.
(14)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended December 7, 1999.
(15)	Incorporated by reference to the Registrant’s Form S-3/A (File No. 333-34366), filed with the Commission on June 14, 2000.
(16)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 2000.
(17)	Incorporated by reference to the Registrant’s Form 8-K dated March 26, 2001.
(18)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended October 31, 2000.
(19)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended January 31, 2001.
(20)	Incorporated by reference to the Registrant’s Proxy Statement for fiscal year 2000.
(21)	Incorporated by reference to the Registrant’s Form S-3/A (File No. 333-63726), filed with the Commission on July 9, 2001.
(22)	Incorporated by reference to the Registrant’s Form S-3 (File No. 333-34366), filed with the Commission on April 7, 2000.
(23)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended July 31, 2001.
(24)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended October 31, 2001.
(25)	Incorporated by reference to the Registrant’s Form 8-K filed on January 11, 2002.
(26)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended January 31, 2001.
(27)	Incorporated by reference to the Registrant’s Form 8-K filed on May 10, 2002.
(28)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 2001.
(29)	Incorporated by reference to the Form 10-K filed by Quantum Fuel Systems Technologies, Inc., for fiscal year 2002.
+	Management contract or compensatory plan or arrangement.
†	Certain information in this exhibit has been omitted and filed separately with The Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

(b)    Reports on Form 8-K:

(1)    The Company filed a report on Form 8-K on January 11, 2002 during the third quarter ended January
31, 2002. Information regarding the items reported on is as follows:

Item Reported on

•	Common Stock and Warrants Purchase Agreement, dated January 11, 2002.

•	Registration Rights Agreement, Dated January 11, 2002.

•	Form of Stock Purchase Warrant, Dated January 11, 2002.

(2)    The Company filed a report on Form 8-K on May 10, 2002 during the fourth quarter ended April 31,
2002. Information regarding the items reported on is as follows:

Item Reported on

•	Stock Purchase Agreement, dated May 3, 2002.

(3)    The Company filed a report on Form 8-K on June 20, 2002 during the first quarter ended July 31,
2002. Information regarding the items reported on is as follows:

Item Reported on

•
Special dividend to IMPCO stockholders, effective after the close of business on July 23, 2002, to distribute all of the shares of Quantum owned by IMPCO to IMPCO’s stockholders of record on July 5, 2002.

IMPCO TECHNOLOGIES, INC.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
IMPCO Technologies, Inc.

We have audited the accompanying consolidated balance sheets of IMPCO Technologies, Inc. and subsidiaries as of April 30, 2001 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended April 30, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IMPCO Technologies, Inc. and subsidiaries at April 30, 2001 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

/s/    ERNST & YOUNG LLP

Long Beach, California
July 18, except for
the 3rd paragraph of Note 1 and Note 13
as to which the date is July 23, 2002

IMPCO TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	April 30, 2001	April 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$16,591,415	$11,405,695
Accounts receivable	25,486,324	18,513,957
Less allowance for doubtful accounts	1,021,353	915,289

Net accounts receivable	24,464,971	17,598,668
Inventories:
Raw materials and parts	20,675,003	16,207,760
Work-in-process	740,972	443,392
Finished goods	9,935,020	11,631,423

Total inventories	31,350,995	28,282,575
Deferred tax assets	2,168,679	2,807,677
Other current assets	5,060,028	2,322,404

Total current assets	79,636,088	62,417,019
Equipment and leasehold improvements:
Dies, molds and patterns	7,140,156	8,737,763
Machinery and equipment	12,388,246	14,413,896
Office furnishings and equipment	14,207,561	16,589,511
Automobiles and trucks	528,917	596,758
Leasehold improvements	4,478,685	4,808,286

	38,743,565	45,146,214
Less accumulated depreciation and amortization	18,690,053	23,281,881

Net equipment and leasehold improvements	20,053,512	21,864,333
Intangibles arising from acquisitions	15,413,476	15,356,318
Less accumulated amortization	5,878,482	6,277,573

Net intangibles arising from acquisitions	9,534,994	9,078,745
Deferred tax assets	10,601,227	29,128,539
Other assets	936,843	960,289

	$120,762,664	$123,448,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,713,680	$12,001,673
Accrued payroll obligations	3,881,500	3,545,817
Other accrued expenses	2,735,528	3,276,237
Current lines of credit	6,078,205	8,625,000
Current maturities of long-term debt and capital leases	3,680,158	5,661,632

Total current liabilities	28,089,071	33,110,359
Term loans	6,870,693	4,889,962
Capital leases	1,127,583	503,381
Minority interest	2,044,122	2,268,093
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, authorized 500,000 shares; none issued and outstanding at April 30, 2001 and 2000	—	—
Common stock, $.001 par value, authorized 100,000,000 shares; 12,622,836 issued and outstanding at April 30, 2002, 10,294,377 issued and outstanding at April 30, 2001	10,294	12,622
Additional paid-in capital relating to common stock	102,831,566	126,315,507
Shares held in trust	(142,710)	(321,858)
Notes receivable from officers	(3,913,854)	—
Retained earnings (accumulated deficit)	(12,434,966)	(39,671,014)
Accumulated other comprehensive income	(3,719,135)	(3,658,127)

Total stockholders’ equity	82,631,195	82,677,130

	$120,762,664	$123,448,925

See accompanying notes to consolidated financial statements.

IMPCO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended April 30
	2000	2001	2002
Revenue:
Product sales	$103,417,448	$95,986,664	$83,062,040
Contract revenue	9,398,305	7,910,540	8,016,777

Net revenue	112,815,753	103,897,204	91,078,817
Costs and expenses:
Cost of product sales	69,798,833	68,951,003	70,123,128
Research and development expense	15,576,475	32,556,371	38,512,814
Selling, general and administrative expense	21,343,333	24,060,425	26,055,228

Total costs and expenses	106,718,641	125,567,799	134,691,170
Operating income (loss)	6,097,112	(21,670,595)	(43,612,353)
Interest expense	1,523,648	1,417,281	1,652,817
Interest income	(81,504)	(1,308,921)	(245,188)

Income (loss) before income taxes, minority interest in income of consolidated subsidiaries and dividends	4,654,968	(21,778,955)	(45,019,982)
Income tax expense (benefit)	1,126,239	(8,929,370)	(18,007,905)
Minority interest in income of consolidated subsidiaries	463,233	253,064	223,971

Net income (loss) applicable to common stock	$3,065,496	$(13,102,649)	$(27,236,048)

Net income (loss) per share:
Basic	$0.36	$(1.32)	$(2.45)

Diluted	$0.33	$(1.32)	$(2.45)

Number of shares used in per share calculation:
Basic	8,489,229	9,934,700	11,097,815

Diluted	9,232,299	9,934,700	11,097,815

See accompanying notes to consolidated financial statements.

IMPCO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Fiscal Year Ended April 30
	2000	2001	2002
Common Stock:
Beginning balance	8,408	8,572	10,294
Issuance of common stock (163,326, 97,572, and 328,459 shares, respectively) resulting from the exercise of stock options	164	97	328
Issuance of common stock (0, 1,625,000, 2,000,000 shares, respectively) resulting from equity offering	—	1,625	2,000

Ending balance	8,572	10,294	12,622
Additional paid-in capital relating to common stock:
Beginning balance	45,375,995	47,539,037	102,831,566
Issuance of common stock resulting from the exercise of stock options	1,173,088	880,933	2,626,327
Issuance of common stock resulting from equity offering	—	52,344,370	20,738,085
Reduction in current tax liability related to stock options	989,954	2,067,226	119,529
Other	—	—	—

Ending balance	47,539,037	102,831,566	126,315,507
Shares held in trust for deferred compensation plan, at cost (2,878, 4,137 and 15,870 shares, respectively)	(110,320)	(142,710)	(321,858)
Notes receivable from officers	—	(3,913,854)	—
Retained earnings (accumulated deficit)
Beginning balance	(2,397,813)	667,683	(12,434,966)
Net income (loss) income applicable to common stock	3,065,496	(13,102,649)	(27,236,048)

Ending balance	667,683	(12,434,966)	(39,671,014)
Accumulated other comprehensive income:
Beginning balance	(1,468,525)	(2,725,629)	(3,719,135)
Foreign currency translation adjustment	(1,257,104)	(993,506)	178, 009
Unrealized loss on derivative instrument	—	—	(117,001)

Ending balance	(2,725,629)	(3,719,135)	(3,658,127)

Total stockholders’ equity	$45,379,343	$82,631,195	$82,677,130

Comprehensive Income:
Net income (loss)	$3,065,496	$(13,102,649)	$(27,236,048)
Foreign currency translation adjustment	(1,257,104)	(993,506)	178,009
Unrealized loss on derivative instrument	—	—	(117,001)

Comprehensive income (loss)	$1,808,392	$(14,096,155)	$(27,175,040)

See accompanying notes to consolidated financial statements.

IMPCO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended April 30
	2000	2001	2002
Cash flows from operating activities:
Net income (loss)	$3,065,496	$(13,102,649)	$(27,236,048)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of intangibles arising from acquisition	736,937	738,066	747,270
Depreciation and other amortization	3,047,342	3,539,737	4,922,782
(Gain) loss on disposal of assets	(74,343)	(3,461)	194,567
Gain from sale of available-for-sale securities	—	(16,400)	—
Deferred income taxes	(846,882)	(9,277,489)	(18,971,043)
(Increase) decrease in accounts receivable	(9,452,278)	3,710,274	6,855,228
(Increase) decrease in inventories	(11,195,075)	1,209,793	3,545,257
Increase (decrease) in accounts payable	5,862,387	(1,251,121)	(311,800)
Increase in accrued expenses	2,377,404	1,342,433	774,464
Minority interests in income of consolidated subsidiaries	463,233	253,064	223,971
Other, net	(624,158)	(846,120)	1,482,880

Net cash used in operating activities	(6,639,937)	(13,703,873)	(27,772,472)

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(3,682,595)	(12,635,075)	(6,471,695)
Purchases of businesses	(410,927)	(127,900)	(211,100)
Proceeds from sales of equipment	102,802	59,077	3,500
Purchase of available-for-sale securities	—	(15,735,926)	—
Sale of available-for-sale securities	—	15,784,662	—

Net cash used in investing activities	(3,990,720)	(12,655,162)	(6,679,295)

Cash flows from financing activities:
Increase (decrease) in borrowings under lines of credit	14,264,949	(13,512,639)	3,574,681
Payments on term loans	(2,733,967)	(2,945,325)	(3,038,311)
Proceeds from issuance of bank term loans	—	7,500,000	1,750,000
Payments of capital lease obligation	(769,395)	(664,188)	(340,822)
Proceeds from issuance of common stock	1,131,878	53,194,635	23,197,942
Increase (decrease) on notes receivable from officers	—	(3,913,854)	3,913,854
Dividends on preferred stock	—	—	—

Net cash provided by financing activities	11,893,465	39,658,629	29,057,344
Translation adjustment	(259,780)	279,585	208,703
Net increase (decrease) in cash and cash equivalents	1,003,028	13,579,179	(5,185,720)
Cash and cash equivalents at beginning of period	2,009,208	3,012,236	16,591,415

Cash and cash equivalents at end of period	$3,012,236	$16,591,415	$11,405,695

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

(a)    Basis of presentation and description of the business—The consolidated financial statements of IMPCO Technologies, Inc. (“IMPCO” or the “Company”) include the accounts of the Company and its majority owned subsidiary IMPCO-BERU Technologies B.V. (“IMPCO BV”), its majority owned subsidiary Grupo I.M.P.C.O. Mexicano, S. de R.L. de C.V. (“IMPCO Mexicano”) and its wholly owned subsidiaries IMPCO Technologies, Pty. Limited (“IMPCO Pty”), IMPCO Tech Japan K.K. (“IMPCO Japan”), Quantum Technologies Worldwide, Inc. (“Quantum”), and its joint ventures Minda IMPCO Technologies Limited, and Minda IMPCO Limited. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company is a designer, manufacturer and supplier of components and systems that store gaseous fuels and monitor and control the pressure and flow of those fuels for use in fuel cells and internal combustion engines.

On July 23, 2002, the Company completed the distribution and spin-off of its Quantum subsidiary by distributing one share of Quantum common stock for every share of IMPCO common stock held on the record date, which was July 5, 2002. As a result of the spin-off, the Company no longer holds any continuing interest in Quantum and will report Quantum as a discontinued operation in fiscal year 2003.

(b)    Cash and Cash Equivalents—The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company also considers restricted cash as part of cash and cash equivalents.

(c)    Inventories—Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method while market is determined by replacement cost for raw materials and parts and net realizable value for work-in-process and finished goods.

(d)    Equipment and leasehold improvements—Equipment and leasehold improvements are stated on the basis of historical cost. Depreciation of equipment is provided using the straight-line method over the assets’ estimated useful lives, ranging from three to seven years. Amortization of leasehold improvements and equipment under capital leases is provided using the straight-line method over the shorter of the assets’ estimated useful lives or the lease terms.

(e)    Intangibles arising from acquisitions—Intangibles arising from acquisitions, primarily goodwill, are recorded based on the excess of the cost of the acquisition over amounts assigned to tangible assets and liabilities. Intangible assets arising from acquisitions are amortized using the straight-line method over their estimated lives of twenty years.

(f)    Warranty costs—Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience.

(g)    Research and development costs—Research and development costs are charged to expense as incurred. Equipment used in research and development with alternative future uses is capitalized.

(h)    Revenue recognition—Revenue is recognized on product sales when goods are shipped in accordance with the Company’s shipping terms. Contract revenue for customer-funded research and development is principally recognized by the percentage of completion method. Amounts expected to be realized on contracts are based on the Company’s estimates of total contract value and costs at completion. These estimates are reviewed and revised periodically throughout the lives of the contracts. Staff Accounting Bulletin No. 101,

“Revenue Recognition in Financial Statements,” or SAB 101 summarizes certain of the Security and Exchange Commission Staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company evaluated the effect of SAB 101, which did not result in any material change to its revenue recognition policies. Also, in accordance with Emerging Issues Task Force No. 00-10, the Company includes the costs of shipping and handling, when incurred, in cost of goods sold.

(i)    Minority interests in subsidiaries—The balance sheet amounts in minority interest at April 30, 2002 represent 49% of the equity held by the single minority stockholder in IMPCO BV, 10% of the equity held by the single minority stockholder in IMPCO Mexicano and 49% of the equity held by a single minority stockholder in IMPCO Fuel Systems, a subsidiary of IMPCO Pty, 40% of the equity held by a joint venture partner in Minda Impco Technologies, Ltd., . Minority interest represents the minority stockholder’s proportionate share of equity in those subsidiaries.

(j)    Net income per share—Basic income per share is computed by dividing net income applicable to common stock by the weighted average shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock outstanding, and if dilutive, all common stock equivalents.

(k)    Stock based compensation—In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 “Accounting of Stock Based Compensation,” which established accounting and reporting standards for stock based employee compensation plans effective after fiscal year 1996. SFAS 123 encourages entities to adopt the fair value based method of accounting; however, it also allows an entity to continue to measure compensation cost using the intrinsic value based method prescribed by Accounting Principles Board No. 25. Entities electing to remain on the “intrinsic value based” method must make certain pro forma disclosures as if the new fair value method had been applied. At this time, the Company has not adopted the recognition provision of SFAS 123, but has provided pro forma disclosures (see note 6).

The Financial Accounting Standards Board has also issued Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” The Interpretation addresses implementation practice issues in accounting for compensation costs under existing rules prescribed by Accounting Principles Board No. 25. The new rules are applied prospectively to all new awards, modifications to outstanding awards and changes in grantee status after July 1, 2000, with certain exceptions. The Company considers the impact of these rules when adopting new stock option plans and when granting any options.

(l)    Impairment of long-lived assets and long-lived assets to be disposed of—Impairment losses are recorded on long-lived assets used in operations when an indicator of impairment (significant decrease in market value of an asset, significant change in extent or manner in which the asset is used or significant physical change to the asset) is present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. The Company has not experienced any significant changes in the business climate or in the use of assets that would require the Company to write down the value of the assets recorded in the balance sheet.

(m)    Use of estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(n)    Reclassifications—Certain prior year amounts have been reclassified to conform to current presentations.

(o)    Foreign currency translation—Assets and liabilities of the Company’s foreign subsidiaries are generally translated at current exchange rates, and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a foreign currency component of other comprehensive income in stockholders’ equity. The results and financial condition of the Company’s international operations are affected by changes in exchange rates between certain foreign currencies and the U.S. Dollar. The functional currency for all of the Company’s international subsidiaries is the local currency of the subsidiary. An increase in the value of the U.S. Dollar increases costs incurred by the subsidiaries because most of its international subsidiaries’ inventory purchases are U.S. Dollar denominated. The Company seeks to manage its foreign currency economic risk by minimizing its U.S. Dollar investment in foreign operations using foreign currency term loans and lines of credit to finance the operations of its foreign subsidiaries.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except those transactions that operate as a hedge of an identifiable foreign currency commitment, are included in the results of operations as incurred.

(p)    Financial instruments—At April 30, 2002, the Company’s financial instruments recorded on the balance sheet include cash equivalents, capital lease obligations, short-term bank debt and long-term bank debt. Because of the short maturity, short-term bank debt approximates fair value. The fair value of the Company’s long-term debt and capital lease obligations is estimated using discounted cash flows based on the Company’s incremental borrowing rates for similar types of borrowings. At April 30, 2002, the fair value of the Company’s long-term debt and capital lease obligations approximated carrying value.

The Company periodically enters into foreign currency forward contracts and interest rate swap agreements. When the Company enters into foreign currency forward contracts, it does so to hedge identifiable foreign currency commitments. Foreign currency contracts reduce the Company’s exposure to unfavorable fluctuations in foreign currencies versus the U.S. dollar. Realized gains and losses on these contracts are included in the measurement of the related foreign currency transaction. The Company, from time to time, uses interest rate swap agreements to manage interest rate risk on its floating rate debt portfolio. Each interest rate swap is matched as a hedge against a specific debt instrument and has the same notional amount and tenor as the related debt instrument principle.

The Financial Accounting Standards Board has issued SFAS 133, “Accounting for Derivative Instruments and for Hedging Activities,” as amended by SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities-An Amendment of FASB 133,” which require the Company to recognize all derivatives on the balance sheet at fair market value. Derivatives that are not designated as hedges must be adjusted to fair value though income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item in recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

It is the Company’s policy to enter into interest rate swap contracts only to the extent necessary to reduce exposure to fluctuations in interest rates. The Company does not enter into interest rate swap contracts for speculative purposes. In the unlikely event that a counter party to a swap agreement fails to meet the terms of an interest rate swap contract, the Company’s exposure is limited to the interest rate differential on the notional amount. The Company does not anticipate non-performance by the counter party. At April 30, 2002, the Company has entered into one interest rate swap contract, which matures on September 30, 2004. See Note 3.

(q)    Future accounting requirements—In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company expects to adopt FAS 144 as of May 1, 2002 and does not expect that the adoption of the Statement will have a significant impact on its financial position and results of operations, except that the Quantum operations will be presented as a discontinued operation.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2003. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $0.5 million ($.04 per share) per year. The Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of May 1, 2002 and it has not yet determined what the effect, if any, these tests will have on its earnings and financial position.

2.    Acquisitions

IMPCO Fuel Systems.    In March 2000, the Company’s subsidiary, IMPCO Technologies, Pty Ltd, and LPM Corporation Pty Ltd, a corporation incorporated under the laws of the state of New South Wales, Australia, established IMPCO Fuel Systems, a corporation incorporated under the laws of the state of New South Wales, Australia. IMPCO Technologies, Pty Ltd has a 51% ownership interest in IMPCO Fuel Systems and paid $300,000 in the purchase of goodwill of LPM’s gaseous fuel equipment business and $110,000 in certain assets, inventory and equipment of LPM. This acquisition was accounted for under the purchase method of accounting and has been included in the consolidated financial statements since the date of acquisition.

3.    Debt Payable

The Company’s debt payable is summarized as follows:

	April 30 2001	April 30 2002
(a) Bank of America NT&SA
Revolving line of credit	$3,914,000	$8,625,000
Mexican peso line of credit	541,000	—
Term loan for acquisitions and capital expenditures	8,894,000	6,353,000
Capital lease and expenditure facilities	1,436,000	1,516,000
(b) Credit facility—Fortis Bank (formerly Mees Pierson)	1,461,000	1,068,000
(c) The Hong Kong and Shanghai Banking Corporation Ltd.
Term loan for acquisition of Mikuni	776,000	500,000
Line of credit	162,000	—
(d) Derivative instruments	—	195,000
Other capital leases	572,000	1,423,000

	17,756,000	19,680,000
Less current portion	9,758,000	14,287,000

	$7,998,000	$5,393,000

(a) Bank of America NT&SA

Loan Covenants and Collateral.    The Bank of America credit facility, as amended June 2002, contains certain restrictions, as well as limitations on other indebtedness, and is secured by substantially all of the Company’s assets. In June 2002, the credit facility with Bank of America was amended to reduce the line of credit availability from $9.5 million to $8.0 million and extend the maturity date of the Company’s line of credit and term loans to May 31, 2003. The assets transferred to Quantum as part of the spin-off do not secure this loan. The Company was in compliance with loan covenants at April 30, 2002.

Including the revolving line of credit, the term loan, the capital expenditures facilities, and the capital lease facilities, the total Bank of America NT&SA credit facility was approximately $18,172,000 at April 30, 2002. Details about each of the components of the Company’s credit facility at April 30, 2002 follows.

Revolving Line of Credit.    The $8.0 million revolving line of credit bears interest, payable monthly, at a fluctuating rate per annum equal to the Bank’s reference rate plus up to three-quarters of one percentage point, depending on certain financial ratios. Alternatively, the Company may elect to have all or portions of the line based on an offshore rate, which may also vary depending on certain financial ratios. At April 30, 2002, the outstanding line of credit balance was $8,625,000, which was subject to a prime plus margin rate of 7.0%.

Mexican Peso Line of Credit.    The Mexican peso line of credit expired on December 31, 2001.

Term Loans for Acquisitions and Capital Expenditures.    The term loan bears interest, payable on a monthly basis, at the Bank’s reference rate plus up to three-quarters of one percentage point and matures September 30, 2004. The Company may elect to have all or portions of the term loan bear interest at an alternative interest rate agreed upon by the Bank and IMPCO for periods of not less than 30 days nor more than one year. The alternative interest rate is based on the offshore rate plus 5.0%, which was 6.9% at April 30, 2002. Each alternative rate portion must be for an amount not less than $500,000 and may not include any portion of principal that is scheduled to be repaid before the last day of the applicable interest period.

Capital Lease and Expenditure Facilities.    This facility bears interest, payable on a monthly basis, at the Bank’s reference rate plus up to three-quarters of one percentage point and matures June 30, 2005. The Company may elect to have all or portions of the term loan bear interest at an alternative interest rate agreed upon by the Bank and IMPCO for periods of not less than 30 days nor more than one year. The alternative interest rate is based on the prime rate plus 2.25%, which was 7.0% at April 30, 2002. At April 30, 2002, approximately $1,516,000 was outstanding under this facility, at an interest rate of 7.0%.

The June 2002 credit facility amendment provides the Company with a $1,000,000 non-revolving line of credit. This line of credit bears interest at the Bank’s reference rate or an optional offshore rate. The line matures on May 31, 2003 and can be converted to a term loan due in two years and may be prepaid, in whole or in part, at any time. At June 30, 2002, no borrowings were outstanding under this facility.

(b) Credit Facility—Fortis Bank

IMPCO BV has secured a € 2,300,000 (US$2,100,000) revocable credit facility with Fortis Bank in the Netherlands. The interest rate is determined weekly based on a weighted average of several money market indices. IMPCO BV’s borrowings under this facility may not exceed the combined total of a specified amount of its accounts receivable (70% of book value) and inventory (50% of book value). At April 30, 2002, the interest rate was 4.9% and the outstanding balance was $1,068,000.

(c) The Hong Kong and Shanghai Banking Corporation Ltd.

Term Loan for the Acquisition of Mikuni.    In April 2002, IMPCO Japan secured a ¥64,000,000 (US$500,000) term loan facility with the Hong Kong and Shanghai Banking Corporation Ltd., Osaka Branch.

This term loan bears interest, payable on a quarterly basis, at the Euroyen London Interbank Offer Rate plus 160 basis points and matures in fiscal year 2004. The Company may elect to lock the interest rate on the loan for periods of not less than 30 days nor more than six months. At April 30, 2002, the outstanding loan balance of ¥64,000,000 (US$500,000) bore an interest rate of 1.694%.

Line of Credit.    The Hong Kong and Shanghai Bank line of credit expired on April 30, 2002.

(d) Derivative Instruments

It is the Company’s policy to enter into interest rate swap contracts only to the extent necessary to reduce exposure to fluctuations in interest rates. The Company does not enter into interest rate swap contracts for speculative purposes. In the unlikely event that a counter party to a swap agreement fails to meet the terms of an interest rate swap contract, the Company’s exposure is limited to the interest rate differential on the notional amount. The Company does not anticipate non-performance by the counter party. On May 2, 2001, the Company entered into one interest rate swap contract with Bank of America NT&SA, which matures on September 30, 2004. This swap has payment dates and amortization identical to the term loan for acquisitions and capital expenditures. At April 30, 2002, the notional amount of the swap was approximately $6.4 million with a fixed payment rate of 5.6% and a fluctuating receiving rate based upon LIBOR. At April 30, 2002 the carrying value of the interest rate swap was $(195,000) and is recorded as a liability. During the current fiscal year ended April 30, 2002, the Company recorded a loss of $117,000 net of an applicable income tax benefit of $78,000 in comprehensive income in order to account for the change in fair value. There is no impact for the change in fair value of the derivative to current earnings due to hedge ineffectiveness. The Company’s weighted-average cost of funds was 7.2%, absent this swap agreement the weighted-average cost of funds would have been 6.0%.

At April 30, 2001, the weighted average interest rate for all of the Company’s debt was 7.2%.

Annual maturities of long-term debt, excluding capital leases (see Note 5) for the five years subsequent to May 1, 2002 are as follows: 2003–$3,041,224; 2004–$3,041,224; 2005–$1,770,612; 2006–$15,625; thereafter–$0.

4.    Income Taxes

The provision for (benefit from) income taxes consists of the following:

	Fiscal years ended April 30
	2000	2001	2002
Current:
Federal	$715,274	$(529,476)	$(399,806)
State	258,787	103,536	800
Foreign	999,060	774,059	519,069

	1,973,121	348,119	120,063
Deferred:
Federal & State	(846,882)	(9,277,489)	(18,127,968)

Total provision (benefit) for income taxes	$1,126,239	$(8,929,370)	$(18,007,905)

Income (loss) before income taxes and minority interest of consolidated subsidiaries and dividends for U.S. and foreign-based operations is shown below:

	Fiscal years ended April 30
	2000	2001	2002
U.S.	$2,581,780	$(23,041,543)	$(45,459,482)
Foreign	2,073,188	1,262,589	439,500

	$4,654,968	$(21,778,954)	$(45,019,982)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. The Company believes, based on its history of prior operating earnings, its spin-off of the Quantum division and its expectations of future earnings, that operating income of the Company will more likely than not be sufficient to recognize fully these net deferred tax assets.

A reconciliation of income taxes computed at the federal statutory income tax rate to income taxes reported in the consolidated statements of operations is as follows:

	Fiscal years ended April 30
	2000	2001	2002
Federal statutory income tax rate	34.0%	(34.0)%	(34.0)%
Permanent differences	1.8	3.5	0.9
State tax, net	4.9	(1.6)	(0.7)
Foreign tax, net	6.3	1.6	0.8
Research and development credit	(22.8)	(10.5)	(7.0)

Effective tax rate	24.2%	(41.0)%	(40.0)%

The components of the Company’s deferred tax liabilities and assets is as follows:

	Fiscal years ended April 30
	2001	2002
Deferred tax liabilities:
Tax over book depreciation	$(1,203,278)	$(1,432,466)
Other	(1,791,365)	(3,253,398)

	(2,994,643)	(4,685,864)

Deferred tax assets:
Tax credit carryforwards	7,944,427	10,739,247
Net operating loss carryforwards	5,117,935	22,454,771
Inventory reserves	961,488	1,480,310
Other provisions for estimated expenses	1,740,699	1,947,752

	$15,764,549	$36,622,080

For the fiscal year ended April 30, 2002, the Company has a general business tax credit carryforward available for federal income tax purposes of approximately $6,437,000 that, if not used, expires between 2010 to 2022. Additionally, the Company has an alternative minimum tax credit carryforward available for federal income tax purposes of approximately $173,000 and a foreign tax credit of $666,000. The Company also has research and development credit carryforwards for state income tax purposes of approximately $4,161,000, which do not expire for tax reporting purposes. Federal net operating loss carryforwards expire between 2021 and 2022.

5.    Commitments and Contingencies

(a)    Leases

The Company has certain non-cancelable operating leases for facilities and equipment, and non-cancelable capital leases for machinery, equipment and motor vehicles. Future minimum lease commitments under non-cancelable leases at April 30, 2002 are as follows:

	Lease Obligations
Fiscal years ending April 30,	Capital	Operating
2003	$962,658	$3,018,027
2004	512,565	2,866,739
2005	22,353	2,033,111
2006	—	1,265,009
2007	—	981,452
Thereafter	—	2,430,330

Total minimum lease payments	1,497,576	$12,594,668

Less imputed interest	73,950

Present value of future minimum lease payments	1,423,626
Less current portion	920,245

Long-term capital lease obligation.	$503,381

Total rental expense under the operating leases for fiscal years ended April 30, 2000, 2001, and 2002 was approximately $1,846,000, $3,401,000 and $4,122,000, respectively. These leases are non-cancelable and certain leases have renewal options and escalation clauses.

At April 30, 2000, 2001, and 2002, approximately $2,168,000, $1,930,000 and $1,328,000 was outstanding under the Company’s capital lease facility, respectively. At April 30, 2002, the gross and net assets acquired under the capital lease facility was approximately $4,556,000 and $1,327,000, respectively. At April 30, 2002, the gross and net assets acquired under the capital lease facility was approximately $ 4,925,000 and $1,750,000, respectively. Amortization of these assets is included in depreciation expense.

(b) Contingencies

The Company is currently subject to certain legal proceedings and claims arising in the ordinary course of business. Based on discussions with legal counsel, management does not believe that the outcome of any of these matters will have a material adverse effect on the Company’s consolidated financial statements.

In August 2000, the Company initiated legal action in federal court (Eastern District of Michigan) against GFI Control Systems Inc. and Dynetek Industries Ltd. claiming that those entities infringed the Company’s patent covering a compressed gas fuel system that includes a tank with an internal pressure regulator. GFI Control Systems Inc. and Dynetek Industries Ltd. filed a counter-suit for patent infringement. The Company intends to enforce vigorously the Company’s intellectual property rights.

(c) Investment and Tax Savings Plan

The Company’s Investment and Tax Savings Plan (the “Plan”) is a defined contribution plan, which is qualified under Internal Revenue Service Code Section 401(k). The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. All employees who are at least age twenty-one or older are eligible to participate in the Plan on the first day of employment with the Company. Employees of the Company who elect to participate in the Plan may contribute into the Plan not less than 1% nor more than 15% of compensation. The Company’s matching contributions are discretionary and match elective salary deferrals up to 3.0% of compensation. Approximately 72% of eligible employees were enrolled in the 401(k) plan at April 30, 2002. Employer contributions approximated $482,000, $593,000 and $632,000 for fiscal years ended 2000, 2001, and 2002 respectively.

6.    Stockholders’ Equity

(a)    Stockholder Protection Rights Agreement

On June 30, 1999, the Company’s Board of Director’s adopted a Stockholder Protection Rights Agreement and declared a dividend of one right on each outstanding share of IMPCO common stock. Each right entitles the holder, upon certain events, to purchase, at an exercise price of $45 per share, shares of common stock with a value equal to twice the exercise price. The dividend was paid on July 26, 1999 to stockholders of record on July 12, 1999.

(b)    Stock options

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

	Number of Shares	Weighted Average Exercise Price
Outstanding at April 30, 1999	1,502,658	$8.40
Granted	104,974	10.46
Exercised	(163,326)	7.18
Forfeited	(122,375)	8.35

Options outstanding at April 30, 2000	1,321,931	$8.72
Granted	416,453	12.99
Exercised	(97,572)	9.03
Forfeited	(46,047)	15.69

Options outstanding at April 30, 2001	1,594,765	$9.62

Granted	232,000	11.01
Exercised	(328,459)	8.00
Forfeited	(120,826)	11.78

Options outstanding at April 30, 2002	1,377,480	$9.88

Shares exercisable at April 30, 2000	685,334	$8.68

Shares exercisable at April 30, 2001	774,889	$8.33

Shares exercisable at April 30, 2002	666,623	$8.56

The following table sets forth summarized information with respect to stock options outstanding and exercisable at April 30, 2002:

	Outstanding			Exercisable
Exercise Price Range	Number of Shares	Average Life	Average Price	Number of Shares	Average Price
$4.46 to $6.70	93,111	3.2	$5.86	93,111	$5.86
$6.70 to $8.93	486,796	4.9	7.75	385,796	7.78
$8.93 to $11.16	548,416	8.5	10.79	68,005	10.54
$11.16 to $13.39	151,152	4.5	11.91	109,132	11.63
$13.39 to $15.62	69,405	8.9	14.29	579	13.81
$15.62 to $17.86	10,000	0.0	16.25	10,000	16.25
$20.09 to $22.32	18,600	8.3	22.32	—	—

	1,377,480			666,623

At April 30, 2002, there were 66,315 shares available for grant.

The Company has elected to account for its employee stock options under Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for employee stock options. No compensation expense is recorded under APB 25 because the exercise price of the Company’s employee common stock options equals the market price of the underlying common stock on the grant date.

SFAS 123 requires “as adjusted” information regarding net income and net income per share to be disclosed for new options granted after fiscal year 1996. The fair value of these options was determined at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended April 30
	2000	2001	2002
Expected dividend yield	0.0%	0.0%	0.0%
Calculated volatility	0.729	0.683	0.801
Risk-free interest rate	3%	5%	5%
Expected life of the option in years	8.82	7.45	10.00

The estimated fair value of the options is amortized to expense over the options’ vesting period for “as adjusted” disclosures. The net income per share “as adjusted” for the effects of SFAS 123 is not indicative of the effects on reported net income/loss for future years. The Company’s reported “as adjusted” information at April 30 is as follows (in thousands, except per share amounts):

	Year Ended April 30
	2000	2001	2002
Net income (loss)	$3,065	$(13,103)	$(27,236)
As adjusted	$2,893	$(13,406)	$(27,362)
Net income (loss) per share as reported—basic	$0.36	$(1.32)	$(2.45)
Net income (loss) per share as adjusted—basic	$0.34	$(1.35)	$(2.47)
Net income (loss) per share as reported—dilutive	$0.33	$(1.32)	$(2.45)
Net income (loss) per share as adjusted—dilutive	$0.31	$(1.35)	$(2.47)

(c) Warrants

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

(d) Notes receivable from officers

On March 2, 2001, the Board of Directors authorized loans to three officers of the Company for the exercise of options to purchase Company stock from former stockholders. The loans accrued interest at 9% and were fully collateralized by a security interest in and lien upon shares of common stock of the Company and certain vested Company nonqualified stock options issued to the officers. Additionally, the loans were secured by the personal residence of one of the officers and were cross-collateralized. Each of these loans was repaid in full in July 2001.

7.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year Ended April 30
	2000	2001	2002
Numerator:
Net income (loss)	$3,528,729	$(12,849,585)	$(27,012,077)
Minority interest	(463,233)	(253,064)	(223,971)

Numerator for basic earnings per share—income (loss) available to common stockholders	$3,065,496	$(13,102,649)	$(27,236,048)
Denominator:
Denominator for basic earnings per share—weighted-average shares	8,489,229	9,934,700	11,097,815
Effect of dilutive securities:
Employee stock options	743,070	—	—

Dilutive potential common shares	743,070	—	—
Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	9,232,299	9,934,700	11,097,815

Basic earnings per share	$0.36	$(1.32)	$(2.45)

Diluted earnings per share.	$0.33	$(1.32)	$(2.45)

No employee stock options were included in the computation of diluted earnings per share during fiscal year 2001 or 2002 because the inclusion is anti-dilutive to the net loss.

8.    Revenues

During fiscal year 2000, the IMPCO BV, IMPCO Pty, Grupo IMPCO Mexicano and IMPCO Japan subsidiaries accounted for approximately 12%, 6%, 6% and less than 3% of total consolidated revenues, respectively, and contract revenue accounted for approximately 8% of consolidated revenues. During fiscal year 2001, the IMPCO BV, IMPCO Pty, Grupo IMPCO Mexicano and IMPCO Japan subsidiaries accounted for approximately 14%, 6%, 7% and 3% of total consolidated revenues, respectively, and contract revenue accounted for approximately 8% of consolidated revenues. During fiscal year 2002, the IMPCO BV,IMPCO Pty,Grupo

IMPCO Mexicano and IMPCO Japan subsidiaries accounted for approximately 17%, 4%, 12%, and 2% of total consolidated revenues, respectively, and contract revenue accounted for approximately 9% of consolidated revenues. During fiscal year 2000, 2001, and 2002, General Motors Corporation, and customers associated with the General Motors program, accounted for approximately 16%, 20% and 23%, respectively, of consolidated revenues.

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

9.    Business Segment and Geographic Information

Business Segments.    The Company currently has three reporting segments: the Quantum division, the Gaseous Fuel Products division and International Operations. Quantum generates revenues through the sale of fuel storage, fuel delivery and electronic control systems to original equipment manufacturers (OEMs) and the installation of products into OEM vehicles. The division also generates contract revenue by providing engineering design and support to the OEMs so that fuel systems will fit into a variety of their vehicles as they upgrade their models each year. The Gaseous Fuel Products division sells products including parts and conversion systems to OEMs and the aftermarket. The Company’s International Operations in Australia, Europe, Japan and Mexico provide distribution for the Company’s products, predominantly from its Gaseous Fuel Products division and some product assembly.

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

Financial Information by Business Segment.    Financial information by business segment for continuing operations follows:

	Fiscal Year Ended April 30
Revenues	2000	2001	2002
	(in thousands)
Quantum	$22,341	$23,358	$23,403
Gaseous Fuels Products	76,831	66,925	52,055
International Operations	29,991	31,132	32,773
Intersegment Elimination	(16,347)	(17,518)	(17,152)

Total	$112,816	$103,897	$91,079

	Fiscal Year Ended April 30
Operating Income (Loss)	2000	2001	2002
	(in thousands)
Quantum	$(8,510)	$(27,124)	$(39,689)
Gaseous Fuels Products	19,451	11,138	3,416
International Operations	2,623	1,387	599
Corporate Expenses	(7,042)	(7,019)	(8,331)
Intersegment Elimination	(425)	(53)	393

Total	$6,097	$(21,671)	$(43,612)

	Fiscal Year Ended April 30
Identifiable Assets	2000	2001	2002
	(in thousands)
Quantum	$20,050	$32,816	$28,159
Gaseous Fuels Products	37,169	34,495	26,346
International Operations	24,904	24,222	23,432
Corporate	12,893	29,230	45,512

Total	$95,016	$120,763	$123,449

	Fiscal Year Ended April 30
Capital Expenditures	2000	2001	2002
	(in thousands)
Quantum	$1,891	$9,343	$3,471
Gaseous Fuels Products	1,076	977	2,103
International Operations	600	312	134
Corporate	115	2,003	763

Total	$3,682	$12,635	$6,471

	Fiscal Year Ended April 30
Depreciation and Amortization	2000	2001	2002
	(in thousands)
Quantum	$1,219	$1,687	$2,903
Gaseous Fuels Products	1,258	1,291	1,259
International Operations	602	609	592
Corporate	705	691	916

Total.	$3,784	$4,278	$5,670

Product Revenues by Application.    The Company’s product revenues by application across all business segments follows (in thousands):

	Fiscal Year Ended April 30
	2000	2001	2002
	(in thousands)
Motor vehicle products	$48,626	$40,619	$39,917
Forklifts and other material handling equipment	37,947	39,445	27,484
Small portable to large stationary engines	16,844	15,923	15,661

Total product sales	$103,417	$95,987	$83,062

Geographic Information.    The Company’s geographic information for revenues to unaffiliated customers and long-lived assets is shown below. The basis for determining revenues is the geographic point of shipment. Long-lived assets represent long-term tangible assets and are physically located in the region as indicated.

	Fiscal Year Ended April 30
Revenues to Unaffiliated Customers	2000	2001	2002
	(in thousands)
United States	$82,824	$72,765	$53,285
Europe	13,938	14,808	18,800
Pacific Rim	9,376	9,402	6,701
Latin America	6,678	6,922	12,293

Total	$112,816	$103,897	$91,079

	Fiscal Year Ended April 30
Long-Lived Assets	2000	2001	2002
	(in thousands)
United States	$9,580	$19,101	$20,891
Europe	323	310	355
Pacific Rim	222	224	211
Latin America	441	419	407

Total	$10,566	$20,054	$21,864

10.    Purchases

During fiscal years 2000, 2001 and 2002, purchases from one vendor constituted approximately 10%, 5% and 8% of consolidated net inventory purchases, respectively. In fiscal year 2001 and 2002, 10 suppliers accounted for approximately 21% and 28%, respectively, of consolidated net inventory purchases.

11.    Supplementary Cash Flow Information

For fiscal years 2000, 2001 and 2002, the Company incurred capital lease obligations of approximately $100,000, $550,000 and $367,000, respectively.

Interest and taxes paid for fiscal year 2000, 2001, and 2002 are as follows:

	Fiscal year ended April 30
	2000	2001	2002
Interest paid	$1,452,000	$1,363,000	$1,354,000
Taxes paid	2,379,000	982,000	638,000

12.    Quarterly Results Of Operations (Unaudited)

A summary of the unaudited quarterly results of operations follows (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2001
Product sales	$26,599	$22,656	$20,928	$25,804
Contract revenue	2,669	2,695	1,116	1,430
Net revenue	29,268	25,351	22,044	27,234
Cost of product sales	17,995	15,866	14,918	20,172
Gross profit on product sales	8,604	6,790	6,010	5,632
Research and development expense	5,998	7,243	8,979	10,336
Net loss	(609)	(1,382)	(4,351)	(6,761)
Net loss per share: (1)
Basic	$(0.07)	$(0.13)	$(0.42)	$(0.66)
Diluted	$(0.07)	$(0.13)	$(0.42)	$(0.66)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2002
Product sales	$23,512	$22,816	$15,948	$20,786
Contract revenue	2,338	1,247	1,368	3,064
Net revenue	25,850	24,063	17,316	23,850
Cost of product sales	17,712	19,731	13,978	18,703
Gross profit on product sales	5,800	3,085	1,970	2,082
Research and development expense	11,229	10,731	8,683	7,870
Net loss	(5,596)	(8,732)	(7,020)	(5,888)
Net loss per share: (1)
Basic	$(0.54)	$(0.83)	$(0.64)	$(0.47)
Diluted	$(0.54)	$(0.83)	$(0.64)	$(0.47)

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

13.    Subsequent Events

Quantum Spin-off.    On July 23, 2002, the Company completed the distribution and spin-off of its Quantum subsidiary by distributing one share of Quantum common stock for every share of IMPCO common stock held on the record date, which was July 5, 2002. As a result of the spin-off of Quantum, the Company no longer holds any continuing interest in Quantum and will report Quantum as a discontinued operation in fiscal year 2003. Additionally, the exercise prices of stock options and warrants will be adjusted in accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25.” Accordingly, the exercise prices of the options and warrants will be adjusted to approximately 56% of their pre-distribution amounts.

Private Placement.    On May 8, 2002, the Company completed the sale of an aggregate of 1.5 million shares of our common stock to institutional and accredited investors at a purchase price of $12.50 per share, for gross proceeds of $18.75 million. The proceeds are expected to be used for potential acquisitions in the alternative fuels business, debt repayment, and general corporate purposes.

IMPCO TECHNOLOGIES, INC.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On July 23, 2002, the Company completed the distribution and spin-off of its Quantum subsidiary by distributing one share of Quantum common stock for every share of IMPCO common stock held on the record date, which was July 5, 2002. As a result of the spin-off, the Company no longer holds any interest in Quantum and will report it as a discontinued operation in fiscal year 2003.

The following unaudited pro forma condensed consolidated financial statements have been prepared to illustrate the effect of the intended spin-off of Quantum in accordance with Article 11 of Regulation S-X. The unaudited pro forma condensed consolidated balance sheet illustrates the post spin-off balance sheet of IMPCO Technologies, Inc. as of April 30, 2002. The unaudited pro forma condensed consolidated statement of operations illustrates the post spin-off statement of income of IMPCO Technologies, Inc. for the year ended April 30, 2002 as if the spin-off had occurred on May 1, 2001.

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

IMPCO TECHNOLOGIES, INC.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
April 30, 2002

	IMPCO	Historical Quantum(1)	Pro Forma Adjustments		Pro forma IMPCO excluding Quantum
ASSETS
Current Assets:
Cash	$11,405,695	$177,414	$15,000,000	(2)	$(3,771,719)
Accounts receivable, less allowance for doubtful accounts	17,598,668	4,494,328	—		13,104,340
Inventories	28,282,575	9,626,616	—		18,655,959
Deferred tax assets	2,807,677		—		2,807,677
Other current assets	2,322,404	87,713	—		2,234,691

Total current assets	62,417,019	14,386,071	15,000,000		33,030,948
Equipment & leasehold improvements:			—
Dies, molds and patterns	8,737,763	2,676,537	—		6,061,226
Machinery and equipment	14,413,896	6,381,335	—		8,032,561
Office furnishings and equipment	16,589,511	7,791,009	—		8,798,502
Automobiles and trucks	596,758	181,173	—		415,585
Leasehold improvements	4,808,286	4,428,449	—		379,837

	45,146,214	21,458,503	—		23,687,711
Less accumulated depreciation and amortization	23,281,881	8,039,150	—		15,242,731

Net equipment and leasehold improvements	21,864,333	13,419,353	—		8,444,980
Intangibles arising from acquisitions, net	9,078,745	—	—		9,078,745
Deferred tax assets	29,128,539	—	—		29,128,539
Other assets	960,289	354,000	—		606,289

	$123,448,925	$28,159,424	$15,000,000		$80,289,501

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,001,673	$6,761,294			$5,240,379
Accrued payroll obligations	3,545,817	660,165			2,885,652
Other accrued expenses	3,276,237	1,526,231			1,750,006
Current lines of credit	8,625,000	8,625,000	(8,625,000	)(2)	8,625,000
Current maturities of long-term debt and capital leases	5,661,632	188,832			5,472,800

Total current liabilities	33,110,359	17,761,522	(8,625,000)		23,973,837
Lines of credit	—	—			—
Term loans	4,889,962	—			4,889,962
Capital leases	503,381	127,355			376,026
Minority interest	2,268,093	—			2,268,093
Stockholders’ equity:
Preferred stock	—	—			—
Common stock	12,622	—			12,622
Additional paid-in capital relating to common stock	126,315,507	10,270,547	23,625,000	(2)	92,419,960
Shares held in trust	(321,858)	—			(321,858)
Notes receivable from officers	—	—			—
Retained earnings (accumulated deficit)	(39,671,014)	—			(39,671,014)
Accumulated other comprehensive income	(3,658,127)	—	—		(3,658,127)

Total stockholders’ equity	82,677,130	10,270,547	23,625,000		48,781,583

	$123,448,925	$28,159,424	$15,000,000		$80,289,501

IMPCO TECHNOLOGIES, INC.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
Fiscal Year Ended April 30, 2002

	IMPCO	Historical Quantum (1)	Pro Forma Adjustments		Pro Forma IMPCO excluding Quantum
Revenue:
Product sales	$83,062,040	$15,458,529	$—		$67,603,511
Contract revenue	8,016,777	7,944,766	—		72,011

Net revenue	91,078,817	23,403,295	—		67,675,522

Costs and expenses:
Cost of product sales	70,123,128	25,581,284	—		44,541,844
Research and development expense	38,512,814	32,656,683	—		5,856,131
Selling, general and administrative expense	26,055,228	4,854,656	1,524,364	(2)	19,676,208

Total costs and expenses	134,691,170	63,092,623	1,524,364		70,074,183

Operating loss	(43,612,353)	(39,689,328)	(1,524,364)		(2,398,661)
Interest expense	1,652,817	488,444	—		1,164,373
Interest income	(245,188)	(9,555)	—		(235,633)

Loss before income taxes, minority interest in income of consolidated subsidiaries and dividends	(45,019,982)	(40,168,217)	(1,524,364)		(3,327,401)
Income tax expense (benefit)	(18,007,905)	800	(16,676,144	)(3)	(1,330,961)
Minority interest in income of consolidated subsidiaries	223,971	—	—		223,971

Net loss applicable to common stock	$(27,236,048)	$(40,169,017)	$(15,151,781)		$(2,220,412)

Net loss per share:
Basic	$(2.45)				$(0.20)
Diluted	$(2.45)				$(0.20)

Number of shares used in per share computation:
Basic	11,097,815				11,097,815
Diluted	11,097,815				11,097,815

NOTES TO UNAUDITED PRO FORMA CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

Pro Forma Balance Sheet

1)	Assets and liabilities directly attributable to Quantum at April 30, 2002. Additional paid-in capital represents the net book value of Quantum.

2)
The adjustment to cash represents a $15.0 million cash transfer from IMPCO to Quantum and the adjustment to current lines of credit represents the assumption by IMPCO of the $8.6 million outstanding under the debt facility.

Pro Forma Statement of Operations

1)	Quantum historical operating results for the fiscal year ended April 30, 2002.

2)
Specifically identified portion of corporate general and administrative expense directly attributable to Quantum for the fiscal year ended April 30, 2002. The adjusted amount does not include any portion of expected on-going expenses of IMPCO.

3)
The adjustment to income taxes represents the effect of Quantum research and development credits and operating losses. The effective income tax rate for IMPCO primarily represents the federal statutory rate plus state and foreign income taxes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 29, 2002.

IMPCO TECHNOLOGIES, INC.
By:	/s/ ROBERT M. STEMMLER

Name: Robert M. Stemmler
Title: Chief Executive Officer and
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT M. STEMMLER Robert M. Stemmler	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	July 29, 2002

/s/ WILLIAM B. OLSON William B. Olson	Chief Financial Officer, Vice President and Treasurer (Principal Financial Officer)	July 29, 2002

/s/ TIMOTHY S. STONE Timothy S. Stone	Corporate Controller (Principal Accounting Officer)	July 29, 2002

/s/ NORMAN L. BRYAN Norman L. Bryan	Director	July 24, 2002

/s/ PAUL MLOTOK Paul Mlotok	Director	July 29, 2002

/s/ J. DAVID POWERS III J. David Powers III	Director	July 29, 2002

/s/ DON J. SIMPLOT Don J. Simplot	Director	July 29, 2002

EXHIBIT INDEX

Exhibit No.	Description	Note No.

2.1	Deed of Sale of Business by and among IMPCO Technologies Pty. Limited, as buyer, and Ateco Automotive Pty Limited, as seller, dated as of July 1, 1996.	(7)

2.2	Deed of Release by and among IMPCO Technologies, Inc. and Ateco Automotive Pty Limited dated as of July 1, 1996.	(7)

2.3	Shareholders Agreement for Gas Parts (NSW) Pty Limited by and among IMPCO Technologies Pty. Limited, Gas Parts Pty Limited and Gas Parts (NSW) Pty. Limited, dated as of July 4, 1996.	(7)

3.1	Certificate of Incorporation, as currently in effect.	(28)

3.2	Bylaws adopted July 22, 1998.	(13)

4.1	Stockholders’ Protection Rights Agreement dated as of June 30, 1999 between IMPCO Technologies, Inc. and ChaseMellon Stockholder Services, L.L.C., as Rights Agent.	(12)

10.1	Lease between L-W Income Properties and IMPCO Technologies, Inc. dated May 10, 1989.	(2)

10.2+	1989 Incentive Stock Option Plan.	(3)

10.3+	1991 Executive Stock Option Plan dated November 5, 1991, among AirSensors, Inc., as the Company, and Bertram R. Martin, James J. Mantras and Dale L. Rasmussen, as Optionees.	(4)

10.4	First Amendment to Lease dated April 19, 1993, between L-W Income Properties and IMPCO Technologies, Inc.	(5)

10.5+	1993 Stock Option Plan for Non-employee Directors.	(6)

10.6+	Amendment to 1989 Incentive Stock Option Plan.	(6)

10.7+	1996 Incentive Stock Option Plan	(8)

10.8+	1997 Incentive Stock Option Plan	(9)

10.9	Lease between Klein Investments, Family Limited Partnership, as lessor, and IMPCO Technologies, Inc., as lessee, dated August 18, 1997.	(10)

10.10	Amendment dated March 18, 1998 to Loan agreement dated October 7, 1998 between Bank of America National Trust and Savings, as lender, and IMPCO Technologies, Inc., as the borrower.	(10)

10.11	Amendment dated April 29, 1998 to Loan agreement dated October 7, 1998 between Bank of America National Trust and Savings, as lender, and IMPCO Technologies, Inc., as the borrower.	(10)

10.12	Loan Agreement for IMPCO Technologies, B.V. as borrower, and Bank of America National Trust and Savings Association, acting through its Amsterdam branch, as lender, dated as of April 27, 1998.	(10)

10.13	Loan Agreement dated September 11, 1998 between Bank of America National Trust and Savings Association, as lender, and IMPCO Technologies, Inc., as the borrower.	(11)

10.14	Intentionally Omitted

10.15	Loan Agreement between IMPCO Tech Japan KK, as borrower, and, Hongkong and Shanghai Banking Corporation Ltd., Osaka Branch., as lender, dated as of March 29, 1999.	(13)

Exhibit No.		Description	Note No.

10.16+		Employment Agreement dated April 1, 1999, between IMPCO Technologies, Inc., as the Company, and Robert M. Stemmler, as the Employee.	(13)

10.17		Amended Loan Agreement between IMPCO Technologies, Inc., as borrower and Bank of America N.A. as lender, dated September 13, 1999.	(14)

10.18		Intentionally Omitted

10.19		Amendment No. 3 to Business Loan Agreement by and between Bank of America, N.A. and IMPCO Technologies, Inc. dated as of June 13, 2000.	(15)

10.20		Lease dated as of March 31, 2000, by and between Braden Court Associates and IMPCO Technologies, Inc.	(16)

10.21		Amendment No. 4 to Business Loan Agreement by and between Bank of America, N.A. and IMPCO Technologies, Inc. dated as of September 12, 2000.	(18)

10.22		Amendment No. 5 to Business Loan Agreement between Bank of America, N.A. and IMPCO Technologies, Inc. dated as of December 13, 2000.	(18)

10.23		Amendment No. 6 to Business Loan Agreement between Bank of America, N.A. and IMPCO Technologies, Inc. dated as of March 12, 2001.	(19)

10.24		Promissory Note Issued by Robert Stemmler to Registrant dated March 15, 2001.	(17)

10.25		Promissory Note Issued by Dale Rasmussen to Registrant dated March 15, 2001.	(17)

10.26		Promissory Note Issued by Syed Hussain to Registrant dated March 15, 2001.	(17)

10.27		Security Agreement and Agreement Not to Exercise Options entered into between Robert Stemmler and Registrant dated March 15, 2001.	(17)

10.28		Security Agreement and Agreement Not to Exercise Options entered into between Dale Rasmussen and Registrant dated March 15, 2001.	(17)

10.29		Security Agreement and Agreement Not to Exercise Options entered into between Syed Hussain and Registrant dated March 15, 2001.	(17)

10.30		Deed of Trust Executed by Dale Rasmussen regarding personal residence.	(17)

10.31	†	Corporate Alliance Agreement dated June 12, 2001 between Quantum Technologies Worldwide, Inc. and General Motors Corporation.	(21)

10.32		Master Technical Agreement dated June 12, 2001 between Quantum Technologies Worldwide, Inc. and General Motors Corporation.	(21)

10.33		Stock Transfer Agreement dated June 12, 2001 between Quantum Technologies Worldwide, Inc. and General Motors Corporation.	(21)

10.34		Registration Rights Agreement dated June 12, 2001 between Quantum Technologies Worldwide, Inc. and General Motors Corporation.	(21)

10.35		Amended and Restated Business Loan Agreement dated as of April 30, 2001 among the Registrant, Quantum Technologies, Inc. and Bank of America, N.A.	(28)

10.36+		2000 Incentive Stock Option Plan	(20)

10.37		IMPCO and GM Teaming Agreement dated July 30, 1997 by the Registrant and General Motors Corporation.	(22)

10.38		Amendment No. 1 to Amended and Related Business Loan Agreement, dated as of September 5, 2001, among Bank of America, N.A., the Registrant and Quantum Technologies, Inc.	(23)

Exhibit No.	Description	Note No.

10.39	Amendment No. 2 to Amended and Restated Business Loan Agreement, dated as of October 8, 2001, among Bank of America, N.A., the Registrant and Quantum Technologies, Inc.	(24)

10.40	Amendment No. 3 to Amended and Restated Business Loan Agreement, dated as of November 9, 2001, among Bank of America, N.A., the Registrant and Quantum Technologies, Inc.	(24)

10.41	Amendment No. 4 to Amended and Restated Business Loan Agreement, dated as of December 12, 2001, among Bank of America, N.A., the Registrant and Quantum Technologies, Inc.	(24)

10.42	Common Stock and Warrants Purchase Agreement, dated January 11, 2002.	(25)

10.43	Registration Rights Agreement, Dated January 11, 2002.	(25)

10.44	Form of Stock Purchase Warrant, Dated January 11, 2002.	(25)

10.45	Amendment No. 5 to Amended and Restated Business Loan Agreement, dated as of January, 2002, among Bank of America, N.A., the Registrant and Quantum Technologies, Inc.	(26)

10.46	Amendment No. 6 to Amended and Restated Business Loan Agreement,dated as of January 31, 2002, among Bank of America, N.A., the Registrant and Quantum Technologies, Inc.	(26)

10.47	Amendment No. 7 to Amended and Restated Business Loan Agreement, dated as of February 28, 2002, among Bank of America, N.A., the Registrant and Quantum Fuel Systems Technologies Worldwide, Inc.	(26)

10.48	Stock Purchase Agreement, dated May 3, 2002.	(27)

10.49	Amendment No. 8 to Amended and Restated Business Loan Agreement, dated as of March 31, 2002, among Bank of America, N.A., the Registrant and Quantum Fuel Systems Technologies Worldwide, Inc.	(1)

10.50	Amendment No. 9 to Amended and Restated Business Loan Agreement, dated as of April 30, 2002, among Bank of America, N.A., the Registrant and Quantum Fuel Systems Technologies Worldwide, Inc.	(1)

10.51	Second Amended and Restated Business Loan Agreement, dated June 24, 2002, between Bank of America, N.A., and the Registrant.	(1)

10.52	Employment Agreement dated April 1, 2002, between the Registrant and Robert M. Stemmler.	(1)

10.53	Employment Agreement dated April 1, 2002, between the Registrant and W. Brian Olson.	(1)

10.54	Employment Agreement dated April 1, 2002, between the Registrant and Dale L. Rasmussen.	(1)

10.55	Contribution and Distribution Agreement between the Registrant and Quantum Fuel Systems Technologies Worldwide, Inc., dated July 23, 2002.	(29)

10.56	Tax Allocation and Indemnification Agreement between the Registrant and Quantum Fuel Systems Technologies Worldwide Inc., dated July 23, 2002.	(29)

10.57	Transition Services Agreement between the Registrant and Quantum Fuel Systems Technologies Worldwide, Inc., dated July 23, 2002.	(29)

10.58	Employee Benefit Matters Agreement between the Registrant and Quantum Fuel Systems Technologies Worldwide, Inc., dated July 23, 2002.	(29)

10.59	Lease dated July 18, 2001 by and between Property Reserve, Inc. and the Registrant.	(1)

21.1	Subsidiaries of the Company.	(1)

23.1	Consent of Ernst & Young LLP.	(1)

(1)	Filed herewith.
(2)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1989.
(3)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1990.

(4)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1992.
(5)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1993.
(6)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1994.
(7)	Incorporated by reference to the Registrant’s Form 8-K/A dated July 1, 1996.
(8)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1997.
(9)	Incorporated by reference to the Registrant’s Proxy Statement for fiscal year 1997.
(10)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1998.
(11)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended October 31, 1998.
(12)	Incorporated by reference to the Registrant’s Form 8-K dated June 30, 1999.
(13)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1999.
(14)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended December 7, 1999.
(15)	Incorporated by reference to the Registrant’s Form S-3/A (File No. 333-34366), filed with the Commission on June 14, 2000.
(16)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 2000.
(17)	Incorporated by reference to the Registrant’s Form 8-K dated March 26, 2001.
(18)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended October 31, 2000.
(19)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended January 31, 2001.
(20)	Incorporated by reference to the Registrant’s Proxy Statement for fiscal year 2000.
(21)	Incorporated by reference to the Registrant’s Form S-3/A (File No. 333-63726), filed with the Commission on July 9, 2001.
(22)	Incorporated by reference to the Registrant’s Form S-3 (File No. 333-34366), filed with the Commission on April 7, 2000.
(23)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended July 31, 2001.
(24)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended October 31, 2001.
(25)	Incorporated by reference to the Registrant’s Form 8-K filed on January 11, 2002.
(26)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended January 31, 2001.
(27)	Incorporated by reference to the Registrant’s Form 8-K filed on May 10, 2002.
(28)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 2001.
(29)	Incorporated by reference to the Form 10-K filed by Quantum Fuel Systems Technologies, Inc., for fiscal year 2002.
+	Management contract or compensatory plan or arrangement.
†	Certain information in this exhibit has been omitted and filed separately with The Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.