Form 10-Q
period 2002-07-31
IMPCO TECHNOLOGIES INC
filed 2002-09-16
CIK 790708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002,

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File No. 0-16115

IMPCO TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	91-1039211
(State of Incorporation)	(IRS Employer I.D. No.)

16804 Gridley Place, Cerritos, CA 90703
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (562) 860-6666

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Number of shares outstanding of each of the issuer’s classes of common stock, as of September 13, 2002: 14,142,036 shares of Common Stock, $.001 par value per share.

IMPCO TECHNOLOGIES, INC.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

IMPCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
April 30, 2002 and July 31, 2002

	April 30, 2002	July 31, 2002
	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,228,282	$6,703,837
Accounts receivable	13,979,629	15,099,141
Less allowance for doubtful accounts	875,289	1,122,326

Net accounts receivable	13,104,340	13,976,815
Inventories:
Raw materials and parts	7,724,386	9,723,501
Work-in-process	236,471	351,212
Finished goods	10,695,102	8,744,055

Total inventories	18,655,959	18,818,768
Deferred tax assets	2,807,677	2,817,752
Other current assets	2,234,690	2,565,851
Current assets from discontinued operation	14,386,071	—

Total current assets	62,417,019	44,883,023
Equipment and leasehold improvements:
Dies, molds and patterns	6,061,225	6,153,780
Machinery and equipment	8,032,561	6,312,045
Office furnishings and equipment	8,798,502	8,034,790
Automobiles and trucks	415,585	357,951
Leasehold improvements	379,838	3,679,566

	23,687,711	24,538,132
Less accumulated depreciation and amortization	15,242,731	15,752,279

Net equipment and leasehold improvements	8,444,980	8,785,853
Net goodwill and intangibles	9,078,745	9,260,002
Deferred tax assets	29,128,539	30,269,741
Other assets	606,289	1,159,892
Non-current assets from discontinued operation	13,773,353	—

	$123,448,925	$94,358,511

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,240,379	$5,598,952
Accrued payroll obligations	2,885,651	2,716,110
Other accrued expenses	1,750,007	1,267,430
Current lines of credit	8,625,000	7,625,000
Current maturities of long-term debt and capital leases	5,472,800	4,602,344
Current liabilities from discontinued operation	9,136,522	—

Total current liabilities	33,110,359	21,809,836
Term loans	4,889,962	4,067,156
Capital leases	376,026	261,905
Non-current liabilities of discontinued operation	127,355	—
Minority interest	2,268,093	2,255,450
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, authorized 500,000 shares; none issued and outstanding at April 30, 2002 and July 31, 2002	—	—
Common stock, $.001 par value, authorized 100,000,000 shares; 12,622,836 issued and outstanding at April 30, 2002; 14,142,036 issued and outstanding at July 31, 2002	12,622	14,142
Additional paid-in capital relating to common stock	126,315,507	111,762,592
Shares held in trust	(321,858)	(336,348)
Retained earnings (accumulated deficit)	(39,671,014)	(42,439,667)
Accumulated other comprehensive income	(3,658,127)	(3,036,555)

Total stockholders’ equity	82,677,130	65,964,164

	$123,448,925	$94,358,511

See accompanying notes to consolidated financial statements.

IMPCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended July 31, 2001 and 2002
Unaudited

	Three Months Ended July 31,
	2001	2002
Revenue:
Product sales	$18,920,263	$19,475,270
Costs and expenses:
Cost of product sales	11,121,834	13,649,230
Research and development expense	1,478,528	880,897
Selling, general and administrative expense	4,432,518	4,560,184

Total costs and expenses	17,032,880	19,090,311
Income from operations	1,887,383	384,959
Net interest expense	153,513	215,147

Income from continuing operations before income taxes	1,733,870	169,812
Income tax expense	693,548	67,925

Income from continuing operations before minority interest	1,040,322	101,887
Minority interest in income (loss) of consolidated subsidiaries	199,667	(12,643)

Income from continuing operations	840,655	114,530
Discontinued operation (Note 2)
Loss from discontinued subsidiary, net of income tax benefit	(6,436,751)	(2,883,183)

Net loss	$(5,596,096)	(2,768,653)

Net income per common share:
Basic:
Income from continuing operations	$0.08	$0.01

Loss from discontinued subsidiary, net of income taxes	$(0.62)	$(0.21)

Net loss	$(0.54)	$(0.20)

Diluted (2001 restated):
Income from continuing operations	$0.07	$0.01

Loss from discontinued subsidiary, net of income taxes	$(0.56)	$(0.20)

Net loss	$(0.49)	$(0.19)

Number of shares used in per share calculation:
Basic	10,358,920	14,006,049

Diluted	11,331,116	14,308,771

See accompanying notes to consolidated financial statements.

IMPCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended July 31, 2001 and 2002
Unaudited

	Three Months Ended July 31,
	2001	2002
Net cash provided by (used in) operating activities from continuing operations	$165,062	$(1,750,946)
Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(1,357,986)	(879,504)
Purchase of intangible assets	(111,329)	(125,046)

Net cash used in investing activities	(1,469,315)	(1,004,550)
Cash flows from financing activities:
Decrease in borrowings under lines of credit	(2,513,855)	(1,986,835)
Payments to acquire shares held in trust	(150,174)	(14,490)
Proceeds (payments) on term loans	36,889	(735,119)
Payments on capital lease obligations	(199,443)	(119,075)
Receipt of notes receivable from officers	3,913,854	—
Proceeds from issuance of common stock	1,045,939	17,467,708

Net cash provided by financing activities	2,133,210	14,612,189
Net cash provided by continuing operations	828,957	11,856,693
Net cash used in discontinued operation	(14,667,476)	(16,368,580)
Translation adjustment	1,935	(12,558)

Net decrease in cash and cash equivalents	(13,836,584)	(4,524,445)
Cash and cash equivalents at beginning of period	16,587,115	11,228,282

Cash and cash equivalents at end of period	$2,750,531	$6,703,837

See accompanying notes to consolidated financial statements.

IMPCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2002

1)    BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and the results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2002. The consolidated financial statements of IMPCO Technologies, Inc. (“IMPCO” or the “Company”) as of July 31, 2002 include the accounts of the Company and its majority owned subsidiaries IMPCO-BERU Technologies B.V. (“IMPCO BV”) and Grupo I.M.P.C.O. Mexicano, S. de R.L. de C.V. (“IMPCO Mexicano”), its wholly owned subsidiaries IMPCO Technologies, Pty. Limited (“IMPCO Pty”) and IMPCO Tech Japan K.K. (“IMPCO Japan”), and its joint ventures Minda IMPCO Technologies Limited, and Minda IMPCO Limited. The results of operations for the three months ended July 31, 2002 are not necessarily indicative of the results that may be expected for the entire year ending April 30, 2003.

The condensed balance sheet at April 30, 2002 has been derived from the audited financial statements at that date and is adjusted to present the assets and liabilities of its previously wholly-owned subsidiary Quantum Fuel Systems Technologies Worldwide, Inc. (“Quantum”) as discontinued, and to reflect all assets and liabilities based on their natural classification (not netted) as required by Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”, adopted in fiscal 2003. In addition, the unaudited consolidated financial statements for the three months ended July 31, 2002 present the operating results of Quantum as a discontinued operation (see Note 2).

Recently Adopted Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142 “Goodwill and Other Intangible Assets” effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted the provisions of SFAS No. 142 effective May 1, 2002, and accordingly no amortization of goodwill was recorded for the three months ended July 31, 2002. Amortization of goodwill for the three months ended July 31, 2001 totaled approximately $0.2 million. The Company completed the impairment test required upon adoption of SFAS No. 142 and determined that there was no impairment to its recorded goodwill balances at May 1, 2002.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144, or the Statement). The Statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (SFAS 121). The Statement also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (APB 30). The Statement is effective for year-ends beginning after December 15, 2001. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, effective as of May 1, 2002. Under the provisions of SFAS No. 144, the operating results of Quantum are presented as a discontinued operation in the Company’s consolidated financial statements.

2)    DISCONTINUED OPERATION

On July 23, 2002, the Company completed the distribution and spin-off of its Quantum subsidiary by distributing one share of Quantum common stock for every share of IMPCO common stock held on the record date, which was July 5, 2002. The Company also made a contribution in cash of $15.0 million to Quantum as part of the spin-off transaction, which is included in net cash used in discontinued operation in the condensed statement of cash flows for the three months ended July 31, 2002. As a result of the spin-off of Quantum, the Company no longer holds any continuing interest in Quantum.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, effective as of May 1, 2002. Under the provisions of SFAS No. 144, the results of operations of Quantum are presented as discontinued operations in the Company’s condensed consolidated statements of operations. Losses from the discontinued operations, net of a tax benefit, are approximately $6.4 million and $2.9 million for the three months ended July 31, 2001 and for the period ended July 23, 2002, respectively, and include net revenues of approximately $6.9 million and $4.4 million for the three months ended July 31, 2001 and for the period ended July 23, 2002, respectively.

Unaudited operating results of the discontinued operation for the three months ended July 31, 2001 and for the period ended July 23, 2002 are as follows:

	Three Months Ended July 31, 2001	For the Period Ended July 23, 2002
Revenue:
Product sales	$4,592,169	$2,683,535
Contract revenue	2,337,823	1,762,189

Net revenue	6,929,992	4,445,724
Costs and expenses:
Cost of product sales	6,590,193	3,514,440
Research and development expense	9,750,275	4,729,918
Selling, general and administrative expense	1,321,116	910,182

Total costs and expenses	17,661,584	9,154,540
Operating loss	(10,731,592)	(4,708,816)
Net interest expense (income)	(3,674)	96,490

Loss before income taxes	(10,727,918)	(4,805,305)
Income tax (benefit)	(4,291,167)	(1,922,122)

Loss from discontinued operation	$(6,436,751)	$(2,883,183)

3)    DEBT PAYABLE

Our debt payable is summarized as follows:

	April 30, 2002	July 31, 2002
Bank of America NT&SA
Revolving line of credit	$8,625,000	$7,625,000
Term loans for acquisitions and capital expenditures	6,353,000	5,718,000
Capital lease and expenditure facilities	1,516,000	1,391,000
Credit facility—Fortis Bank (formerly Mees Pierson)	1,068,000	147,000
The Hong Kong and Shanghai Banking Corporation Ltd
Term loan for acquisition	500,000	533,000
Other capital leases	1,423,000	923,000
Derivative instruments	195,000	220,000

	19,680,000	16,556,000
Less current portion	14,287,000	12,227,000

	$5,393,000	$4,329,000

Loan Covenants and Collateral.    The Bank of America credit facility contains certain restrictions, as well as limitations on other indebtedness, and is secured by substantially all of the Company’s assets including a $2.0 million cash collateral account. Bank of America waived the funded debt to earnings before interest, taxes, depreciation and amortization ratio and the debt service coverage ratio for the period ending July 31, 2002. As a result of obtaining this waiver, the Company is in compliance with all covenants and conditions. In June 2002, the credit facility with Bank of America was amended to reduce the line of credit availability from $9.5 million to $8.0 million by June 30, 2002 and to $7.0 million by September 30, 2002. The amendment also extended the maturity date of the Company’s line of credit and term loans to May 31, 2003.

The Company recognizes all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value and reflected as income or expense. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against commitments through earnings or recognized in other comprehensive income until the hedge item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

It is the Company’s policy to enter into interest rate swap contracts only to the extent necessary to reduce exposure to fluctuations in interest rates. The Company does not enter into interest rate swap contracts for speculative purposes. In the unlikely event that a counter party to a swap agreement fails to meet the terms of an interest rate swap contract, the Company’s exposure is limited to the interest rate differential on the notional amount. The Company does not anticipate non-performance by the counter party. The Company has entered into one interest rate swap contract, which matures on September 30, 2004. At July 31, 2002, the notional amount of the swap was approximately $5.7 million with a fixed payment rate of 5.6% and a fluctuating receiving rate based upon LIBOR. The Company’s weighted-average cost of funds was 7.3%, absent this swap agreement the weighted-average cost of funds would have been 6.0%. At July 31, 2002, the carrying value of the interest rate swap was $(220,000) and is recorded as a liability. The Company has recorded a loss of $132,000 net of an applicable income tax benefit of $88,000 in comprehensive income in order to account for the change in fair value. There is no impact to current earnings due to hedge ineffectiveness.

4)    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended July 31,
	2001	2002
Numerator:
Income from continuing operations	$840,655	$114,530
Loss from operations of discontinued subsidiary, net of income tax benefit	(6,436,751)	(2,883,183)

Net loss	(5,596,096)	(2,768,653)
Denominator:
Denominator for basic earnings per share—weighted- average shares	10,358,920	14,006,049
Effect of dilutive securities (1):
Employee stock options	972,196	264,638
Warrants		38,084

Dilutive potential common shares	—	302,722
Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	11,331,116	14,308,771

Basic earnings per share:
Income from continuing operations	$0.08	$0.01

Loss from operations of discontinued subsidiary, net of income tax benefit	$(0.62)	$(0.21)

Net loss	$(0.54)	$(0.20)

Diluted earnings per share (2001 restated) (1):
Income from continuing operations	$0.07	$0.01

Loss from operations of discontinued subsidiary, net of income tax benefit	$(0.56)	$(0.20)

Net loss	$(0.49)	$(0.19)

(1)
Dilutive potential common shares and earnings per share amounts for the three months ended July 31, 2001 have been restated because potentially dilutive employee stock options previously determined to be antidilutive are dilutive to income from continuing operations. Diluted net loss per share for the three months ended July 31, 2001 was $(0.54) as previously reported.

5)    STOCKHOLDERS’ EQUITY

(a)  Stock options

In connection with the spin-off of Quantum, all stock options outstanding on the spin-off date were split into one option of IMPCO stock and one option of Quantum stock. The exercise price of both the IMPCO and Quantum stock options was adjusted based on the relative market values of the common stock of both companies on the first trading day following the spin-off. All vesting schedules remain the same and the option holders will not be required to exercise their options concurrently.

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

	Number of Shares	Weighted Average Exercise Price
Options outstanding at April 30, 2000	1,321,931	$4.88
Granted	416,453	7.27
Exercised	(97,572)	5.06
Forfeited	(46,047)	8.79

Options outstanding at April 30, 2001	1,594,765	$5.39

Granted	232,000	6.17
Exercised	(328,459)	4.48
Forfeited	(120,826)	6.60

Options outstanding at April 30, 2002	1,377,480	$5.53

Granted	—	—
Exercised	(19,200)	4.29
Forfeited	(44,812)	7.47

Options outstanding at July 31, 2002	1,313,468	$5.48

Shares exercisable at April 30, 2001	774,889	$4.66

Shares exercisable at April 30, 2002	666,623	$4.79

Shares exercisable at July 31, 2002	754,223	$5.02

The following table sets forth summarized information with respect to stock options outstanding and exercisable at July 31, 2002:

	Outstanding			Exercisable
	Number of Shares	Average Life	Average Price	Number of Shares	Average Price
Exercise Price Range
$1.63 to $3.25	36,428	0.8	$2.94	36,428	$2.94
$3.25 to $4.88	525,083	4.6	4.25	525,083	4.25
$4.88 to $6.50	593,299	7.5	6.08	153,001	6.07
$6.50 to $8.13	143,458	7.2	7.42	39,711	6.85
$11.38 to $13.00	15,200	8.0	12.50	—	—

	1,313,468			754,223

At July 31, 2002, there were 110,290 shares available for grant.

(b)  Equity offerings

On January 11, 2002, the Company completed a private placement of 2,000,000 shares of common stock at a price of $11.25 per share for $22.5 million. The Company also issued to the investors warrants to purchase an aggregate of 200,000 shares of common stock at an exercise price of $13.25 per share. Each purchaser was issued a warrant to purchase one-tenth of a share of common stock for each share of common stock purchased under the agreement. In addition, the Company issued warrants to purchase an aggregate of 100,000 shares of common stock to the placement agent in connection with the transaction. The warrants are exercisable at any time until January 11, 2006. In connection with the spin-off of Quantum, these warrants will be split into one warrant of IMPCO stock and one warrant of Quantum stock. The exercise price of both the IMPCO and Quantum stock options will be adjusted based on the relative market values of the common stock of both companies on the first trading day following the spin-off. The exercise price for the IMPCO warrants will be $7.42.

On May 8, 2002, the Company completed the sale of an aggregate of $1.5 million shares of its common stock to institutional and accredited investors. The Company received proceeds of approximately $18.75 million.

6)    COMPREHENSIVE LOSS

The components of comprehensive income for the three month periods ended July 31, 2001, and July 31, 2002, are as follows:

	Three Months Ended July 31,
	2001	2002
Net loss	$(5,596,096)	$(2,768,653)
Foreign currency translation adjustment	(274,327)	753,685
Unrealized gain/(loss) on derivative instrument	(107,317)	(132,113)

Comprehensive loss	$(5,977,740)	$(2,147,081)

7)    BUSINESS SEGMENT INFORMATION

Prior to the spin-off of Quantum, IMPCO classified its business operations into three reporting segments: the Quantum division, the Gaseous Fuel Products division and International Operations. Due to the spin-off of Quantum on July 23, 2002, this division is now classified as a discontinued operation and IMPCO now has only two reporting segments. The Gaseous Fuel Products division sells products, including parts and conversion systems, for applications in the transportation, material handling, stationary and portable power generator and general industrial markets. The International Operations in Asia, Australia, Europe, India, Japan and Mexico provide distribution for products, predominantly from the Gaseous Fuel Products division and some product assembly on engines.

Corporate expenses consist of general and administrative expense incurred at the corporate level and prior to May 1, 2002 included the amortization of goodwill and other intangible assets. Intersegment eliminations are primarily the result of intercompany sales from the Gaseous Fuel Products division to the International Operations subsidiaries.

All research and development is expensed as incurred. Each operating segment conducts its own application engineering and technical support for the sales and market development of the new products and technology.

The Company evaluates performance based on profit or loss from continuing operations before interest and income taxes.

Net revenues and operating income from continuing operations for the Company’s business segments for the three months ended July 31, 2002 and 2001 are as follows:

	Revenues		Operating Income (Loss) From Continuing Operations
	July 31		July 31
	2001	2002	2001	2002
	(in thousands)
Gaseous Fuel Products	16,171	12,670	2,309	1,020
International Operations	9,120	11,658	1,077	809
Corporate Expenses(1)	—	—	(1,439)	(1,466)
Intersegment limination	(6,371)	(4,853)	(60)	22

Total	$18,920	$19,475	$1,887	$385

(1)	Represents corporate expenses not allocated to any of the reporting segments.

8)    INCOME TAXES

Income taxes for the three months ended July 31, 2002 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. The Company believes, based on its history of prior operating earnings, its completed spin-off of Quantum and its expectations of future earnings, that operating income of the Company will more likely than not be sufficient to recognize fully these net deferred tax assets.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report, including the Management’s Discussion and Analysis which follows, contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and assumptions. We use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, the following: our business depends on the growth of the alternative fuel market, particularly in international markets; our recent spin-off of Quantum Fuel Systems Technologies Worldwide, Inc. (“Quantum”) is subject to tax risks for us and our stockholders, including restrictions on our issuance of equity securities in order to maintain the tax-free status of the spin-off; we may not be able to meet terms and conditions on the Bank of America long term financing arrangement; we face significant competition, which could decrease our revenue and market share; we face risks of operating internationally, including potential foreign currency exposure, difficulty and expense of complying with local laws and regulations, and political instability; new technologies could render our products obsolete; we may be unable to adequately protect our intellectual property rights; we depend on third-party suppliers to supply materials and components for our products; we may be subject to increased warranty claims due to the lengthened warranty periods being offered by our OEM customers; the market for our products could be adversely affected by changes in environmental and other policies and regulations; we may be subject to litigation if our stock price is volatile; and changes in general economic conditions could materially affect our results of operations. This list of factors is not intended to be exhaustive. Reference should also be made to the factors set forth from time to time in our SEC reports, including but not limited to those set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2002. You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of this Report.

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

Prior to the spin-off of Quantum, we classified our business operations into three reporting segments: our Quantum division, the Gaseous Fuel Products division and International Operations. Due to the spin-off of our Quantum division on July 23, 2002, this division is now classified as a discontinued operation and we now have only two reporting segments. The Gaseous Fuel Products division sells products, including parts and conversion systems, for applications in the transportation, material handling, stationary and portable power generator and general industrial markets. Our International Operations in Asia, Australia, Europe, India, Japan and Mexico provide distribution for our products, predominantly from our Gaseous Fuel Products division and some product assembly on engines.

We recognize revenue for product sales when products are shipped and title is transferred. Corporate expenses represent a sub-category of selling, general and administrative expense. Corporate expenses consist of general and administrative expense incurred at the corporate level and prior to May 1, 2002 included the amortization of goodwill and other intangible assets. Intersegment eliminations are primarily the result of intercompany sales from the Gaseous Fuel Products division to the International Operations.

Recent Developments

Private Placement.    On May 8, 2002, we completed the sale of an aggregate of 1.5 million shares of our common stock to institutional and accredited investors at a purchase price of $12.50 per share, for gross proceeds of $18.75 million.

Quantum Spin-off.    On July 23, 2002, we completed the distribution and spin-off of our Quantum subsidiary by distributing one share of Quantum common stock for every share of IMPCO common stock held on the record date, which was July 5, 2002. As a result of the spin-off of Quantum, we have reported the results of Quantum as a discontinued operation. We expect the spin-off of Quantum to have a favorable effect on our results of operations and cash flows from operations.

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

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

We recognize revenue on product sales when goods are shipped and title is transferred in accordance with the shipping terms. The costs of shipping and handling, when incurred, are recognized in the cost of goods sold. We expense all research and development when incurred.

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

Results of Operations

Net revenues and operating income for our business for the three months ended July 31, 2001 and 2002 are as follows:

	Revenues		Operating Income (Loss) From Continuing Operations
	July 31		July 31
	2001	2002	2001	2002
	(in thousands)
Gaseous Fuel Products	16,171	12,670	2,309	1,020
International Operations	9,120	11,658	1,077	809
Corporate Expenses(1)	—	—	(1,439)	(1,466)
Intersegment Elimination	(6,371)	(4,853)	(60)	22

Total	$18,920	$19,475	$1,887	$385

(1)	Represents corporate expenses not allocated to any of the reporting segments.

Net revenue increased $0.6 million, or 2.9%, from $18.9 million in the first quarter of fiscal year 2002 to $19.5 million in the first quarter of fiscal year 2003. The increase was primarily due to a $4.0 million increase in sales of our products to the transportation market partially offset by a $3.4 million decline in sales of our products to the industrial market. The increase in sales to the transportation market was due mainly to the recovery and growth of the Mexico and South America automobile aftermarket. The decline in sales to the industrial market was due to declines in the material handling and power generation markets caused by the current economic slow down. The operating income from continuing operations decreased $1.5 million, or 79.6%, from $1.9 million in fiscal year 2001 to $0.4 million in the first quarter of fiscal year 2002 due in part to a decline in gross margin due to the increased percentage of sales into the lower margin transportation markets versus into the higher margin industrial markets.

Gaseous Fuels Products Division.    For the three months ended July 31, 2002, net revenues decreased by approximately $3.5 million, or 21.6%, as compared to the same period in the prior fiscal year. The decline in sales was primarily caused by a $5.6 million decline in sales to the industrial market, partially offset by a $2.1 million increase in sales to the transportation market. The decline in sales to the industrial market was mainly due to the decline in sales to the material handling and power generation markets as a result of the current economic slow down. The increase in motor vehicle sales was mainly due to a rebound in motor vehicle conversions in Mexico and South America. We anticipate that overall revenues in fiscal year 2003 will be higher than fiscal year 2002 due to our expectations for increasing international motor vehicle sales to Mexico as well as our continuing expansion in India and Latin America.

Gross profit in the first quarter of fiscal year 2003 decreased $2.1 million, or 41.4%, to $3.0 million from $5.1 million during the same quarter in the prior fiscal year. The decline in revenues negatively affected gross profit by $1.1 million. The remaining $1.0 million decline in gross profit was due to product mix consisting of a higher percentage of lower margin transportation market sales to our foreign subsidiaries.

During the first quarter of fiscal year 2003, operating income for this segment decreased approximately $1.3 million, or 55.8%, as compared to the same period in the prior fiscal year. This decrease was due to the decline in gross profits and was partially offset by $0.8 million in lower operating expenses. We expect that operating income for this segment for fiscal year 2003 will be higher than fiscal year 2002 due to anticipated growth in overall revenues and lower operating expenses.

International Operations.    For the three months ended July 31, 2002, net revenues increased by approximately $2.5 million, or 27.8%, as compared to the same period in the prior fiscal year. A revenue increase of $3.8 million at our Mexico subsidiary was partially offset by a decline of $0.9 million at our European subsidiary. This segment’s revenues also benefited $0.2 million due to the weakening of the U.S. Dollar. A weak U.S. Dollar has a positive effect on the conversion of foreign currency denominated sales. Assuming the fundamentals of our international markets remain strong in terms of government regulations, pollution control and economics, we anticipate revenues for this segment in fiscal year 2003 will be higher than fiscal year 2002.

During the first quarter of fiscal year 2003, operating income decreased by nearly $0.3 million, or 24.9%, to $0.8 million compared to $1.1 million in the same quarter in the prior year. The decrease in operating income resulted from an increase in operating expenses mainly at our subsidiaries in Mexico and Europe. Gross profits remained level compared to the same quarter in the prior year due to a decline in gross margin caused by a greater percentage of sales to the Mexico and South American markets, which historically have lower margins and which were hurt by their weakening currencies. Assuming higher revenues and gross profits, we anticipate that operating income in our International Operations segment for the remaining quarters of fiscal year 2003 will be higher compared to the same periods last year.

Corporate Expenses.    Corporate expenses consists of general and administrative expenses at the corporate level to support our operating segments in areas such as executive management, finance, human resources, management information systems, legal services, and investor relations. As of May 1, 2002, the amortization of goodwill and other intangible assets is no longer recorded as a corporate expense due to the implementation of the Statement of Financial Accounting Standard number 142. Corporate expenses for the three months ended July 31, 2002, remained level with the same period in the prior fiscal year at $1.6 million. Increased legal and other spin-off related costs in this quarter were offset by the termination of goodwill amortization expense. We anticipate that corporate expenses for the fiscal year 2003 will be lower than fiscal year 2002 since we completed the spin-off of Quantum in the first quarter of fiscal year 2003 and the remaining quarters of fiscal year 2002 included significant legal and consulting expenses related to the spin-off of Quantum and a withdrawn S-3 filing.

Net Interest Expense.    Interest expense for the three months ended July 31, 2002, increased 40.1% to $0.2 million as compared to the same period in the prior fiscal year.

Provision For Income Taxes.    The estimated effective annual tax benefit rate of 40% for fiscal year 2003 remains level compared to the previous year’s tax benefit rate of 40%. The effective tax benefit rate represents the federal statutory income tax rate, state income taxes and foreign income taxes increased by research and development credits. Through July 31, 2002 we have incurred a $2.8 million operating loss. Also, we have federal and state research and development credit carryforwards aggregating approximately $11.2 million. Federal research and development credits totaling $6.7 million expire from 2010 to 2023. State research and development credits of $4.4 million have no expiration. As of July 31, 2002, the net deferred tax asset was $33.1 million. We believe that, based on our history of prior operating earnings, the spin-off Quantum and our expectations for the future, our operating income will more likely than not be sufficient to recognize fully the deferred tax assets and that the estimated effective annual tax rate in the future years will approximate the statutory rate.

Discontinued Operations.    The loss from discontinued operations, net of income tax benefit, during the first quarter of fiscal year 2003 declined $3.5 million, or 55.2%, to $2.9 million compared with $6.4 million in the same quarter of the prior year. This decline in loss was due to a decrease in operating expenses.

Liquidity and Capital Resources.

We use cash generated from our operations, bank financings and sales of our equity securities to fund capital expenditures and research and development, as well as to invest in and operate our existing operations and new businesses. In May 2002, we completed a private placement of common stock in which we received approximately $18.75 million in gross proceeds. In connection with our spin-off of Quantum in July 2002, we contributed $15 million in cash to Quantum to supply liquidity to meet Quantum’s near term capital needs. We currently anticipate that we will require additional sources of financing in order to fully support our operations and invest in long-term business opportunities. These additional sources of financing may include bank borrowings or public or private offerings of equity or debt securities. We cannot assure you that such additional sources of financing will be available on acceptable terms, if at all. If additional sources of financing are not available, we will be unable to invest in potential high growth opportunities. Additionally, if economic conditions significantly deteriorate we would implement measures to conserve cash and reduce costs.

The ratio of current assets to current liabilities net of discontinued operations was 2.1:1 on July 31, 2002 and 2.0:1 at the end of fiscal year 2002. For the three months ended July 31, 2002, our total working capital net of discontinued operations decreased by $1.0 million from $24.1 million at the end of fiscal year 2002 to $23.1 million for the current period. The increase in the ratio of current assets to current liabilities was mainly due to the decreases in the current portion of lines of credit and other term loans from the end of fiscal year 2002 to July 31, 2002.

Net cash used in operating activities was $1.8 million in the first quarter of fiscal year 2003 as compared to net cash provided by operating activities of $0.2 million for the first quarter of fiscal year 2002. The increase in cash used in operating activities during the first quarter of fiscal year 2003 was partly due to a decline in net income from $0.8 million in the first quarter of fiscal year 2002 to $0.2 million in the current period. In addition, a $1.1 million increase in accounts receivable and a $1.6 million decrease in accrued expenses added to the increase in cash used by operating activities. This use of cash was partially offset by a $1.0 million decrease in inventory and a $0.5 million depreciation expense add-back. As a result of the spin-off of Quantum and our deferred tax asset position, we anticipate generating cash from operations in the future.

Net cash used in investing activities in the first three months of fiscal year 2003 was approximately $1.0 million, compared to $1.5 million reported for the same period in the previous year. The decrease in net cash used in investing activities was due to a reduction of $0.5 million in capital expenditures compared to the same period in the previous year.

Net cash provided by financing activities in the first three months of fiscal year 2003 was approximately $14.6 million, a $12.5 million increase as compared to net cash provided of $2.1 million for the same period in the previous year. The cash provided by financing activities during the current three month period resulted mainly from a $17.5 million equity offering which was partially offset by a $2.0 million reduction in our line of credit and term loan principal payments of $0.7 million. Cash used by discontinued operations was $14.4 million in the current quarter compared to cash used by discontinued operations of $16.4 million in the same period last year.

At July 31, 2002, approximately $7.6 million was outstanding under the revolving line of credit with Bank of America. In June 2002, the credit facility with Bank of America was amended to reduce the line of credit availability from $9.5 million to $8.0 million by June 30, 2002 and to $7.0 million by September 30, 2002. The amendment also extended the maturity date of the Company’s line of credit and term loans to May 31, 2003. In addition, the amended facility also provides for a $1.0 million non-revolving line of credit for future capital expenditures. The Bank of America facility contains covenants that require us to satisfy certain financial tests, beginning with the fiscal quarter ending July 31, 2002. Bank of America waived the funded debt to earnings before interest, taxes, depreciation and amortization ratio and debt service coverage ratio for the period ending July 31, 2002. As of July 31, 2002 as a result of obtaining this waiver we are in compliance with all covenants and conditions. The Bank of America credit facility is secured by substantially all of the Company’s assets including a $2.0 million cash collateral account. While our non-revolving capital expenditure line expires on May 31, 2003, we have the option to convert it to a term loan, requiring quarterly principal reductions, which would extend the maturity date to March 31, 2005.

In addition, our subsidiary in the Netherlands has a Euro 2.3 million (US$2.3 million at July 31, 2002) credit facility with Fortis Bank. At July 31, 2002, there was an outstanding balance under this credit facility of US$0.2 million. Our subsidiary in Japan has a ¥64 million (US$0.5 million at July 31, 2002) short-term loan facility with the Hong Kong and Shanghai Banking Corporation Ltd., Osaka Branch. At July 31, 2002, a balance of US$0.5 million was outstanding.

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

Foreign Currency Management.    The results and financial condition of our international operations are affected by changes in exchange rates between certain foreign currencies and the U.S. Dollar. Our exposure to fluctuations in currency exchange rates has increased as a result of the growth of our international subsidiaries. The functional currency for all of our international subsidiaries is the local currency of the subsidiary. An increase in the value of the U.S. Dollar increases costs incurred by the subsidiaries because most of our international subsidiaries’ inventory purchases are U.S. Dollar denominated. We monitor this risk and attempt to minimize the exposure through forward currency contracts and the management of cash disbursements in local currencies. At July 31, 2000 we had no currency forward contracts outstanding.

We seek to hedge our foreign currency economic risk by minimizing our U.S. Dollar investment in foreign operations using foreign currency term loans to finance the operations of our foreign subsidiaries. The term loans are denominated in local currencies and translated to U.S. Dollars at period end exchange rates.

Interest Rate Management.    We use interest rate swap agreements with Bank of America to manage our exposure to interest rate changes and stabilize the cost of borrowed funds. When an agreement is executed, the swap is linked to a specific debt instrument. At July 31, 2002, we had approximately $5.7 million secured under fixed interest rate agreements at a weighted-average fixed interest rate of 7.3%. Absent these fixed rate agreements, the weighted-average variable rate for this debt at July 31, 2002 would have been 6.0%. At July 31, 2000, the fair value of our interest rate swap agreements approximated $(0.2) million.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142 “Goodwill and Other Intangible Assets” effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. Effective May 1, 2002, we have adopted the provision of SFAS No. 142, and accordingly no amortization of goodwill was recorded for the three months ended July 31, 2002. Amortization for the three months ended July 31, 2001 totaled approximately $0.2 million. We have completed the impairment test required upon adoption of SFAS No. 142 and determined that there is no impairment to our recorded goodwill balances at May 1, 2002.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144, or the Statement). The Statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (SFAS 121). The Statement also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (APB 30). The Statement is effective for year-ends beginning after December 15, 2001. Effective May 1, 2002, we have adopted the Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Under the provisions of SFAS No. 144, the operating results of Quantum are presented as a discontinued operation in the consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Information relating to Quantitative and Qualitative Disclosures About Market Risk appear under the heading “Derivative Financial Instruments” which is included in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

In August 2000, we proceeded with legal action in Federal court (Eastern District of Michigan, case # 00-73633) against GFI Control Systems Inc. and Dynetek Industries Ltd. for patent infringement (U.S. Patent No. 6,041,762) which covers a compressed gas fuel system that includes a tank with an internal pressure regulator. GFI Control Systems Inc. filed a counter-claim for patent infringement. In connection with the spin-off, we assigned our rights in this litigation to Quantum, and Quantum assumed all liabilities under this litigation.

Item 2.    Changes in Securities and Use of Proceeds

On May 8, 2002, we sold an aggregate of 1,500,000 shares of our common stock to institutional and accredited investors at a price of $12.50 per share for gross proceeds of $18.75 million. Adams, Harkness & Hill, Inc. acted as placement agent in connection with the transaction and received a fee of $1.2 million. The shares were issued in a private placement transaction pursuant to Section 4(2) and Regulation D under the Securities Act of 1933, as amended (the “Securities Act”).

The private placement was made without any general solicitation or advertising and each investor represented to the Company in writing that it was an “accredited investor” as defined in Rule 501(a) of Regulation D under the Securities Act. In connection with the transaction, the Company agreed to register the shares sold in the transaction for resale under the Securities Act. A resale registration statement covering the shares issued in the private placement and the shares underlying warrants issued in the transaction was declared effective by the Securities and Exchange Commission on May 24, 2002.

Item 6.    Exhibits and Reports on Form 8-K

(a)   Exhibits:

Exhibit
Number	Description
10.48	Stock Purchase Agreement, dated May 8, 2002 (1)
10.51	Second Amended and Restated Business Loan Agreement, dated June 24, 2002, between the Bank of America, N.A. and the Registrant (2)
10.55	Contribution and Distribution Agreement, dated as of July 23, 2002, between Quantum Fuel Systems Technologies Worldwide, Inc. and the Registrant (3)
10.56	Tax Allocation and Indemnification Agreement, dated as of July 23, 2002, between Quantum Fuel Systems Technologies Worldwide, Inc. and the Registrant (3)
10.57	Transition Services Agreement, dated as of July 23, 2002, between Quantum Fuel Systems Technologies Worldwide, Inc. and the Registrant (3)
10.58	Employee Benefit Matters Agreement, dated as of July 23, 2002, between Quantum Fuel Systems Technologies Worldwide, Inc. and the Registrant (3)
10.59	Strategic Alliance Agreement, dated as of July 23, 2002, between Quantum Fuel Systems Technologies Worldwide, Inc. and the Registrant (3)
99.1	Certification of the Chief Executive Officer of the Registrant pursuant to 18 U.S.C § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of the Chief Financial Officer of the Registrant pursuant to 18 U.S.C § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 10, 2002 and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2002 and incorporated herein by reference.
(3)	Filed as an exhibit to the Annual Report on Form 10-K of Quantum Fuel Systems Technologies Worldwide, Inc. for the fiscal year ended April 30, 2002 and incorporated herein by reference.

(b)  Reports on Form 8-K:

(1)  A report on Form 8-K was filed on May 3, 2002 reporting under Item 5 the execution of agreements with investors for the issuance and sale of 1,500,000 shares of the Registrant’s common stock.

(2)  A report on Form 8-K was filed on May 10, 2002 reporting under Item 5 the completion of the issuance and sale by the Registrant of 1,500,000 shares of its common stock.

(3)  A report on Form 8-K, dated June 20, 2002 was filed reporting under Item 5 the approval of the spin-off by the board of directors of IMPCO and announcing the record and effective dates of the spin-off.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    September 16, 2002
IMPCO TECHNOLOGIES, INC. (Registrant)
By:	/s/ TIMOTHY S. STONE
Timothy S. Stone Acting Chief Financial Officer and Corporate Controller [Authorized Signatory]

CERTIFICATIONS

I, Robert M. Stemmler, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of IMPCO Technologies, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:    September 16, 2002
/s/ ROBERT M. STEMMLER
Robert M. Stemmler President and Chief Executive Officer

I, Timothy S. Stone, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of IMPCO Technologies, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:    September 16, 2002

/s/ TIMOTHY S. STONE
Timothy S. Stone Acting Chief Financial Officer and Corporate Controller