Form 10-Q
period 2002-10-31
IMPCO TECHNOLOGIES INC
filed 2002-12-16
CIK 790708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2002, or

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

Yes ☒     No ☐

Number of shares outstanding of each of the issuer’s classes of common stock, as of December 11, 2002:

16,451,505 shares of Common Stock, $.001 par value per share.

IMPCO TECHNOLOGIES, INC.

INDEX

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Condensed consolidated balance sheets – April 30, 2002 and October 31, 2002
Condensed consolidated statements of operations – Three and six months ended October 31, 2001 and October 31, 2002
Condensed consolidated statements of cash flows – Six months ended October 31, 2001 and October 31, 2002
Notes to condensed consolidated financial statements – October 31, 2002
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosure of Market Risk
Item 4. Controls and Procedures
Part II. Other Information
Item 2. Changes in Securities and Use of Proceeds
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8–K
Signatures
Certifications
Exhibit Index

PART I–FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

IMPCO TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
April 30, 2002 and October 31, 2002

	April 30, 2002	October 31, 2002
		Unaudited

ASSETS
Current assets:
Cash and cash equivalents	$11,228,282	$4,725,152
Accounts receivable, net	13,104,340	14,645,715
Inventories:
Raw materials and parts	7,724,386	8,712,475
Work-in-process	236,471	331,411
Finished goods	10,695,102	7,358,792

Total inventories	18,655,959	16,402,678
Deferred tax assets	2,807,677	2,817,752
Other current assets	2,234,690	2,113,394
Current assets from discontinued operation	14,386,071	—

Total current assets	62,417,019	40,704,691
Equipment and leasehold improvements
Dies, molds and patterns	6,061,225	6,310,468
Machinery and equipment	8,032,561	6,166,840
Office furnishings and equipment	8,798,502	8,053,742
Automobiles and trucks	415,585	371,936
Leasehold improvements	379,838	3,756,523

	23,687,711	24,659,509
Less accumulated depreciation and amortization	15,242,731	15,957,964

Net equipment and leasehold improvements	8,444,980	8,701,545
Net goodwill and intangibles	9,078,745	9,078,745
Deferred tax assets	29,128,539	30,455,138
Other assets	606,289	2,992,642
Non-current assets from discontinued operation	13,773,353	—

	$123,448,925	$91,932,761

See accompanying notes to condensed consolidated financial statements.

IMPCO TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
April 30, 2002 and October 31, 2002
(Continued)

	April 30, 2002	October 31, 2002
		Unaudited
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,240,379	$5,209,705
Accrued payroll obligations	2,885,651	2,845,143
Other accrued expenses	1,750,007	1,626,232
Current lines of credit	8,625,000	5,525,000
Current maturities of long-term debt, capital leases and capital expenditure facility	5,472,800	4,634,560
Current liabilities from discontinued operation	9,136,522	—

Total current liabilities	33,110,359	19,840,640
Long-term debt	5,265,988	4,007,604
Non-current liabilities of discontinued operation	127,355	—
Minority interest	2,268,093	2,302,410

Stockholders’ equity:
Preferred stock, $.001 par value, authorized 500,000 shares; none issued and outstanding at April 30, 2002 and October 31, 2002	—	—
Common stock, $.001 par value, authorized 100,000,000 shares; 14,142,036 issued and outstanding at October 31, 2002 (12,622,836 at April 30, 2002)	12,622	14,142
Additional paid-in capital	126,315,507	111,760,027
Shares held in trust	(321,858)	(344,286)
Accumulated deficit	(39,671,014)	(42,605,406)
Accumulated other comprehensive loss	(3,658,127)	(3,042,370)

Total stockholders’ equity	82,677,130	65,782,107

	$123,448,925	$91,932,761

See accompanying notes to condensed consolidated financial statements.

IMPCO TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

Three and Six Months ended October 31, 2001 and 2002

	Three Months Ended October 31,		Six Months Ended October 31,
	2001	2002	2001	2002
Revenue	$18,223,137	$18,770,691	$37,143,400	$38,245,961
Costs and expenses:
Cost of revenue	12,182,383	13,579,541	23,304,217	27,228,771
Research and development expense	1,552,774	1,036,107	3,031,302	1,917,004
Selling, general and administrative expense	5,180,250	4,058,013	9,612,768	8,618,197

Total costs and expenses	18,915,407	18,673,661	35,948,287	37,763,972
Operating income (loss)	(692,270)	97,030	1,195,113	481,989
Interest expense, net	397,311	290,946	550,824	506,093

Income (loss) from continuing operations before income taxes	(1,089,581)	(193,916)	644,289	(24,104)
Income tax (benefit) expense	(435,832)	(77,566)	257,716	(9,641)

Income (loss) from continuing operations before minority interest	(653,749)	(116,350)	386,573	(14,463)
Minority interest in income of consolidated subsidiaries	119,723	46,960	319,390	34,317

Income (loss) from continuing operations	(773,472)	(163,310)	67,183	(48,780)
Loss from discontinued operation (Note 3)	(7,958,859)	(2,429)	(14,395,610)	(2,885,612)

Net loss	$(8,732,331)	$(165,739)	$(14,328,427)	$(2,934,392)

Net loss per share:
Basic:
Income (loss) from continuing operations	$(0.07)	$(0.01)	$0.01	$(0.00)

Loss from discontinued operation	$(0.76)	$(0.00)	$(1.38)	$(0.21)

Net loss	$(0.83)	$(0.01)	$(1.37)	$(0.21)

Net loss per share:
Diluted:
Income (loss) from continuing operations	$(0.07)	$(0.01)	$0.01	$(0.00)

Loss from discontinued operation	$(0.76)	$(0.00)	$(1.28)	$(0.21)

Net loss	$(0.83)	$(0.01)	$(1.27)	$(0.21)

Number of shares used in per share calculation:
Basic	10,512,524	14,142,036	10,426,608	14,074,043

Diluted	10,512,524	14,142,036	11,279,045	14,074,043

See accompanying notes to condensed consolidated financial statements.

IMPCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

Six Months Ended October 31, 2001 and 2002

	October 31, 2001	October 31, 2002
Net cash provided by (used in) operating activities from continuing operations	$(9,633,771)	$615,945

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(1,834,302)	(1,349,339)
Business acquisition cost	—	(1,757,237)
Purchase of intangible assets	(82,577)	—
Disposal of equipment	—	4,430

Net cash used in investing activities	(1,916,879)	(3,102,146)

Cash flows from financing activities:
Increase (decrease) in borrowings under lines of credit	6,542,966	(4,189,982)
Proceeds (payments) on term loans	368,442	(951,815)
Payments to acquire shares held in trust	(150,175)	(22,428)
Proceeds from issuance of common stock	1,808,917	17,481,573
Receipt of notes receivable from officers	3,913,854	—

Net cash provided by financing activities	12,484,004	12,317,348
Net cash provided by continuing operations	933,354	9,831,147
Net cash used in discontinued operation	(14,345,069)	(16,371,013)
Translation adjustment	14,208	36,736

Net decrease in cash and cash equivalents	(13,397,507)	(6,503,130)
Cash and cash equivalents at beginning of period	16,591,415	11,228,282

Cash and cash equivalents at end of period	$3,193,908	$4,725,152

See accompanying notes to condensed consolidated financial statements.

IMPCO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2002

1)    BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and the results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2002. The consolidated financial statements of IMPCO Technologies, Inc. (“IMPCO” or the “Company”) as of October 31, 2002 include the accounts of the Company and its majority-owned subsidiaries IMPCO-BERU Technologies B.V. (“IMPCO BV”) and Grupo I.M.P.C.O. Mexicano, S. de R.L. de C.V. (“IMPCO Mexicano”), its wholly-owned subsidiaries IMPCO Technologies, Pty. Limited (“IMPCO Pty”) and IMPCO Tech Japan K.K. (“IMPCO Japan”), and its joint ventures Minda IMPCO Technologies Limited and Minda IMPCO Limited.

On November 14, 2002, our board of directors approved a change in our fiscal year end from April 30 to December 31. As a result of this change, the Company will prepare a Transition Report on Form 10-K covering the period May 1, 2002 to December 31, 2002 (“transition period”).

The results of operations for the three and six months ended October 31, 2002 are not necessarily indicative of the results that may be expected for the transition period ended December 31, 2002, or for any future period.

The condensed balance sheet at April 30, 2002 has been derived from the audited financial statements at that date and is adjusted to present the assets and liabilities of its previously wholly-owned subsidiary Quantum Fuel Systems Technologies Worldwide, Inc. (“Quantum”) as discontinued, and to reflect all assets and liabilities based on their natural classification (not netted) as required by Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”, adopted in fiscal 2003. In addition, the unaudited consolidated financial statements for the three and six months ended October 31, 2002 present the operating results of Quantum as a discontinued operation (see Note 3).

RECENTLY ADOPTED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142 “Goodwill and Other Intangible Assets” effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with both statements. Other intangible assets will continue to be amortized over their useful lives.

The Company adopted the provisions of SFAS No. 142 effective May 1, 2002 and, accordingly, no amortization from intangibles arising from acquisitions was recorded for the three and six months ended October 31, 2002. Amortization for the three and six months ended October 31, 2001 totaled approximately $0.1 million and $0.3 million, respectively. The Company has completed the impairment test required upon adoption of SFAS No. 142 and determined that there is no impairment to its recorded goodwill balances at May 1, 2002.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. SFAS No.144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. SFAS No. 144 is effective for year-ends beginning after December 15, 2001.

Under the provisions of SFAS No. 144, the operating results of Quantum are presented as a discontinued operation in the Company’s consolidated financial statements for the three and six months ended October 31, 2002.

In April 2002, Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The provisions of Statement 145 related to the rescission of Statement 4 are effective for financial statements issued for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item should be reclassified. Certain provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement will be effective for financial statements issued on or after May 15, 2002. The Company has not early adopted the Statement.

In July 2002, Financial Accounting Standards Board issued SFAS No. 146, “Obligations Associated with Disposal Activities.” The Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Statement also establishes that fair value is the objective for initial measurement of the liability. Furthermore, severance pay under Statement 146, in many cases, would be recognized over time rather than up front. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company has not early adopted the Statement.

2)    CASH AND CASH EQUIVALENTS

The cash and cash equivalents on the balance sheets for the periods ended April 30, 2002 and October 31, 2002 include restricted cash amounts of approximately $815,000 and $2,869,000, respectively.

3)    DISCONTINUED OPERATION

On July 23, 2002, the Company completed the distribution and spin-off of its Quantum subsidiary by distributing one share of Quantum common stock for every share of IMPCO common stock held on the record date, which was July 5, 2002. The Company also made a contribution in cash of approximately $15.0 million to Quantum as part of the spin-off transaction, which was presented in net cash used in discontinued operation in the statement of cash flow for the six months ended October 31, 2002. As a result of the spin-off of Quantum, the Company no longer holds any continuing interest in Quantum.

The Company adopted SFAS No. 144 effective as of May 1, 2002. Under the provisions of SFAS No. 144, the results of operations of Quantum are presented as a discontinued operation in the Company’s condensed consolidated statements of operations. Losses from the discontinued operation, net of a tax benefit, are approximately $14.4 million and $2.9 million for the six months ended October 31, 2001 and 2002, respectively, and include net revenue of approximately $12.8 million and $4.4 million for the six months ended October 31, 2001 and 2002, respectively.

Unaudited operating results of the discontinued operation for the three and six months ended October 31, 2001 and 2002 are as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2001	2002	2001	2002
Revenue:
Product sales	$4,592,409	$—	$9,184,578	$2,683,536
Contract revenue	1,247,077	—	3,584,900	1,762,189

Net revenue	5,839,486	—	12,769,478	4,445,725
Costs and expenses:
Cost of product sales	7,548,343	—	14,138,536	3,514,440
Research and development expense	9,178,550	—	18,928,825	4,729,918
Selling, general and administrative expense	2,351,318	2,429	3,672,434	912,611

Total costs and expenses	19,078,211	2,429	36,739,795	9,156,969
Operating loss	(13,238,725)	(2,429)	(23,970,317)	(4,711,244)
Interest expense	7,319	—	3,645	96,490

Loss before income taxes	(13,246,044)	(2,429)	(23,973,962)	(4,807,734)
Income tax benefit	(5,287,185)	—	(9,578,352)	(1,922,122)

Loss from discontinued operation	$(7,958,859)	$(2,429)	$(14,395,610)	$(2,885,612)

4)    DEBT PAYABLE

Our debt payable is summarized as follows:

	April 30, 2002	October 31, 2002
Bank of America NT&SA
Revolving line of credit	$8,625,000	$5,525,000
Term loans for acquisitions and capital expenditures	6,353,000	5,082,000
Capital lease and expenditure facilities	1,516,000	2,056,000
Credit facility – Fortis Bank (formerly Mees Pierson)	1,068,000	45,000
The Hong Kong and Shanghai Banking Corporation Ltd
Term loan for acquisition	500,000	521,000
Other capital leases	1,423,000	734,000
Derivative instruments	195,000	205,000

	19,680,000	14,168,000
Less current portion	14,287,000	10,160,000

	$5,393,000	$4,008,000

Loan Covenants and Collateral.    The Bank of America credit facility contains certain restrictions, including limitations on incurring certain indebtedness, and is secured by substantially all of the Company’s assets, including a $2.0 million cash collateral account. In June 2002, the credit facility with Bank of America was amended to extend the maturity date of the Company’s line of credit and term loans to May 31, 2003 and to reduce the available line of credit from $9.5 million to $8.0 million at the end of June 2002. The terms of this amendment also require the line of credit to be reduced by $1.0 million on each of September 30, 2002, December 31, 2002 and March 31, 2003. Bank of America waived the funded debt to earnings before interest, taxes, depreciation and amortization ratio and the debt service coverage ratio for the period ending October 31, 2002. As a result of obtaining this waiver from Bank of America, the Company is in compliance with all covenants and conditions under this credit facility.

The Company recognizes all derivatives on the balance sheet at fair value in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. Derivatives that are not hedges must be adjusted to fair value and reflected as income or expense. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against commitments through earnings or recognized in other comprehensive income until the hedge item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

It is the Company’s policy to enter into interest rate swap contracts only to the extent necessary to reduce exposure to fluctuations in interest rates. The Company does not enter into interest rate swap contracts for speculative purposes. In the unlikely event that a counter party to a swap agreement fails to meet the terms of an interest rate swap contract, the Company’s exposure is limited to the interest rate differential on the notional amount. The Company does not anticipate non-performance by the counter party. The Company has entered into one interest rate swap contract, which matures on September 30, 2004. At October 31, 2002, the notional amount of the swap was approximately $5.1 million with a fixed payment rate of 5.6% and a fluctuating receiving rate based upon LIBOR. The Company’s weighted-average cost of funds was 7.9%. Absent this swap agreement the weighted-average cost of funds would have been 6.6%. At October 31, 2002, the carrying value of the interest rate swap was approximately $(205,000) and is recorded as a liability. The Company has recorded an approximate loss of $123,000 net of an applicable income tax benefit of $82,000 in comprehensive income in order to account for the change in fair value. There is no impact to current earnings due to hedge ineffectiveness.

5)    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended October 31,		Six Months Ended October 31,
	2001	2002	2001	2002
Numerator:
Income (loss) from continuing operations	$(773,472)	$(163,310)	$67,183	$(48,780)
Loss from discontinued operation, net of tax benefit	(7,958,859)	(2,429)	(14,395,610)	(2,885,612)

Net loss	$(8,732,331)	$(165,739)	$(14,328,427)	$(2,934,392)
Denominator:
Denominator for basic earnings per share—weighted-average shares	10,512,524	14,142,036	10,426,608	14,074,043
Effect of dilutive securities:
Employee stock options	—	—	852,437	—
Warrants	—	—	—	—

Dilutive potential common shares	—	—	852,437	—
Denominator for diluted earnings per share adjusted weighted-average shares and assumed conversions	10,512,524	14,142,036	11,279,045	14,074,043

Basic earnings per share
Income (loss) from continuing operations	$(0.07)	$(0.01)	$0.01	$(0.00)

Loss from discontinued operation, net of tax benefit	$(0.76)	$(0.00)	$(1.38)	$(0.21)

Net loss	$(0.83)	$(0.01)	$(1.37)	$(0.21)

Diluted earnings per share
Income (loss) from continuing operations	$(0.07)	$(0.01)	$0.01	$(0.00)

Loss from discontinued operation, net of tax benefit	$(0.76)	$(0.00)	$(1.28)	$(0.21)

Net loss	$(0.83)	$(0.01)	$(1.27)	$(0.21)

6) COMPREHENSIVE LOSS The components of comprehensive loss for the three and six months ended October 31, 2001 and October 31, 2002 are as follows:
	Three Months Ended October 31		Six Months Ended October 31,
	2001	2002	2001	2002
Net loss	$(8,732,331)	$(165,739)	$(14,328,427)	$(2,934,392)
Foreign currency translation adjustment	81,100	66,805	(193,227)	820,490
Unrealized loss on derivative instrument	(86,129)	(72,620)	(193,446)	(204,733)

Comprehensive loss	$(8,737,360)	$(171,554)	$(14,715,100)	$(2,318,635)

7)    BUSINESS SEGMENT INFORMATION

The Company classifies its business into two operating segments: the Gaseous Fuel Products division and International Operations. Due to the spin-off of the Quantum subsidiary on July 23, 2002, IMPCO has reported the results of Quantum as a loss from discontinued operation on the condensed consolidated statements of operations. The Gaseous Fuel Products division sells products, including parts and conversion systems, for applications in the transportation, material handling, stationary and portable power generator, and general industrial markets. The International Operations in Australia, Europe, India, Japan and Mexico provide distribution for the Company’s products, predominantly from the Gaseous Fuel Products division and some product assembly.

The Company recognizes revenue for product sales when products are shipped and title is transferred. Corporate expenses represent a sub-category of selling, general and administrative expense. Corporate expenses consist of general and administrative expense incurred at the corporate level and, prior to May 1, 2002, included the amortization of goodwill and other intangible assets. Intersegment eliminations are primarily the result of intercompany sales from the Gaseous Fuel Products division to International Operations. End markets for the Company’s products include the transportation, material handling, and industrial and power generation industries.

The Company expenses all research and development when incurred. Research and development expense includes both contract-funded research and development and company sponsored research and development.

Net revenue and operating income for the Company’s business segments for the three and six months ended October 31, 2001 and October 31, 2002 are as follows:

	Revenues

(in thousands)	Three Months Ended October 31,		Six Months Ended October 31,
	2001	2002	2001	2002
Gaseous Fuel Products	$13,711	$13,060	$29,881	$25,730
International Operations	8,537	10,174	17,657	21,832
Intersegment Elimination	(4,025)	(4,463)	(10,395)	(9,316)

Total	$18,223	$18,771	$37,143	$38,246

	Operating Income (Loss) From Continuing Operations

(in thousands)	Three Months Ended October 31,		Six Months Ended October 31,
	2001	2002	2001	2002
Gaseous Fuel Products	$790	$753	$3,099	$1,773
International Operations	437	378	1,515	1,187
Corporate Expenses (1)	(2,200)	(910)	(3,640)	(2,376)
Intersegment Elimination	281	(124)	221	(102)

Total	$(692)	$97	$1,195	$482

(1)  Represents corporate expenses not allocated to any of the operating segments.

8)	INCOME TAXES

Income taxes for the three and six months ended October 31, 2002 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

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

9)	BUSINESS ACQUISITION

On October 3, 2002, the Company entered into an option agreement with the controlling shareholders of B.R.C. Societa a Responsabilita Limitata (“BRC”) under which the Company was granted an option to acquire a 50% ownership interest in BRC in exchange for a $1.5 million payment and the issuance of approximately 2.3 million shares of its common stock (which the parties acknowledged and agreed were valued at $10.0 million) to such controlling shareholders. BRC is the parent company of M.T.M.S.r.l of Italy, a major global supplier for alternative fuel products and systems used in automobiles. The Company exercised its option and made the $1.5 million payment, which will be credited towards the total purchase price of approximately $23.8 million, on October 3, 2002 in connection with the execution of this agreement. On November 29, 2002, the Company issued an aggregate of 2.3 million shares of its common stock to such controlling shareholders pursuant to the terms of the option agreement. The Company expects to complete the transaction in January 2003 and the Company will make a payment of approximately $5.3 million in January 2003. A deferred payment of $7.0 million is due in September 2003. The $1.5 million payment is shown on the condensed consolidated balance sheet as of October 31, 2002 as part of other assets.

10)	STOCKHOLDERS’ EQUITY

In connection with the spin-off of Quantum, all stock options outstanding on the spin-off date were split into one option of IMPCO stock and one option of Quantum stock. The exercise price of both the IMPCO and Quantum stock options was adjusted based on the relative market values of the common stock of both companies on the first trading day following the spin-off. All vesting schedules remained the same and the option holders will not be required to exercise their options concurrently.

On November 14, 2002, the stockholders of IMPCO approved the 2002 Stock Option Plan for Employees and the 2002 Stock Option Plan for Nonemployee Directors, which provides for the issuance of stock options initially covering up to 500,000 and 200,000 shares of common stock, respectively.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations that follows, contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and assumptions. We use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, the following: we may be unable to raise additional capital necessary to fund our operations and capitalize on market opportunities; our business depends on the growth of the alternative fuel market, particularly in international markets; we may not be able to meet the terms and conditions of the Bank of America long-term financing arrangement; our recent spin-off of Quantum Fuel Systems Technologies Worldwide, Inc. (“Quantum”) is subject to tax risks for us and our stockholders, including restrictions on our issuance of equity securities in order to maintain the tax-free status of the spin-off; we face significant competition, which could decrease our revenue and market share; we face risks of operating internationally, including potential foreign currency exposure, difficulty and expense of complying with foreign laws and regulations and political instability; new technologies could render our products obsolete; we may be unable to adequately protect our intellectual property rights; we depend on third-party suppliers to supply materials and components for our products; we may be subject to increased warranty claims due to lengthened warranty periods being offered by our OEM customers; the market for our products could be adversely affected by changes in environmental and other policies and regulations; we may be subject to litigation if our stock price is volatile; and changes in general economic conditions could materially affect our results of operations. This list of factors is not intended to be exhaustive. Reference should also be made to the factors set forth from time to time in our SEC reports, including but not limited to, those set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2002. You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of this Quarterly Report on Form 10-Q.

OVERVIEW

We design, manufacture and supply components and systems that include fuel metering, electronic control and fuel storage products that enable internal combustion engines to run on clean burning alternative fuels such as propane and natural gas instead of gasoline. Based on over 43 years of technology development and expertise in producing cost-effective, safe and durable fuel technology systems for engines, we believe that we are positioned to provide enabling products and technologies in the rapidly expanding alternative fuel industry.

Prior to the spin-off of Quantum, we classified our business operations into three reporting segments: the Quantum division, the Gaseous Fuel Products division and International Operations. Due to the spin-off of our Quantum division on July 23, 2002, this division is now classified as a discontinued operation and we now have only two reporting segments. The Gaseous Fuel Products division sells products, including parts and conversion systems, for applications in the transportation, material handling, stationary and portable power generator and general industrial markets. Our International Operations in Australia, Europe, India, Japan and Mexico provide distribution for our products, predominantly from our Gaseous Fuel Products division and some product assembly on engines.

We recognize revenue for product sales when products are shipped and title is transferred. Corporate expenses represent a sub-category of selling, general and administrative expense. Corporate expenses consist of general and administrative expense incurred at the corporate level and, prior to May 1, 2002, included the amortization of goodwill and other intangible assets. Intersegment eliminations are primarily the result of intercompany sales from the Gaseous Fuel Products division to International Operations. End markets for our products include the transportation, material handling and industrial and power generation industries.

RECENT DEVELOPMENTS

Private Placement.    On May 8, 2002, we completed the sale of an aggregate of 1.5 million shares of our common stock to institutional and accredited investors at a purchase price of $12.50 per share, for gross proceeds of $18.75 million.

Quantum Spin-off.    On July 23, 2002, we completed the distribution and spin-off of our Quantum subsidiary by distributing one share of Quantum common stock for every share of IMPCO common stock held on the record date, which was July 5, 2002. As a result of the spin-off of Quantum, we have reported the results of Quantum as a discontinued operation. We expect the spin-

off of Quantum to have a favorable effect on our results of operations and cash flows from operations.

Fiscal Year.  On November 14, 2002, our board of directors approved a change in our fiscal year end from April 30 to December 31. The Company will prepare a Transitional Report on Form 10-K covering the period May 1, 2002 to December 31, 2002.

Business Acquisition.  On October 3, 2002, the Company entered into an option agreement with the controlling shareholders of B.R.C. Societa a Responsabilita Limitata (“BRC”) under which the Company was granted an option to acquire a 50% ownership interest in BRC in exchange for a $1.5 million payment and the issuance of approximately 2.3 million shares of its common stock (which the parties acknowledged and agreed were valued at $10.0 million) to such controlling shareholders. BRC is the parent company of M.T.M.S.r.l of Italy, a major global supplier for alternative fuel products and systems used in automobiles. The Company exercised its option and made the $1.5 million payment, which will be credited towards the aggregate total purchase price of approximately $23.8 million, on October 3, 2002 in connection with the execution of this agreement. On November 29, 2002, the Company issued an aggregate of 2.3 million shares of its common stock to such controlling shareholders pursuant to the terms of the option agreement. The Company expects to complete the transaction in January 2003 and the Company will make a payment of approximately $5.3 million in January 2003. A deferred payment of $7.0 million is due in September 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, goodwill, taxes, inventories, warranty obligations, long-term service contracts, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability may be required.

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

We operate wholly-owned and majority-owned subsidiaries. We recorded goodwill at the time of purchase for the amount of the purchase price over the fair values of the assets and liabilities acquired. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the goodwill, thereby possibly requiring an impairment charge in the future.

We recorded a deferred tax asset, which we believe is more likely than not to be realized. While we consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such a determination was made.

RESULTS OF OPERATIONS

Net revenue and operating income for our business for the three and six months ended October 31, 2001 and 2002 are as follows:

	Revenues
(in thousands)	Three Months Ended October 31,		Six Months Ended October 31,
Gaseous Fuel Products	$13,711	$13,060	$29,881	$25,730
International Operations	8,537	10,174	17,657	21,832
Intersegment Elimination	(4,025)	(4,463)	(10,395)	(9,316)

Total	$18,223	$18,771	$37,143	$38,246

	Operating Income/(Loss) From Continuing Operations
(in thousands)	Three Months Ended October 31,		Six Months Ended October 31,
	2001	2002	2001	2002
Gaseous Fuel Products	$790	$753	$3,099	$1,773
International Operations	437	378	1,515	1,187
Corporate Expenses (1)	(2,200)	(910)	(3,640)	(2,376)
Intersegment Elimination	281	(124)	221	(102)

Total	$(692)	$97	$1,195	$482

(1)	Represents corporate expenses not allocated to any of the operating segments.

Net revenue increased approximately $0.6 million, or 3.0%, from $18.2 million in the second quarter of fiscal year 2002 to $18.8 million in the second quarter of fiscal year 2003. Net revenue increased approximately $1.1 million, or 3.0%, from $37.1 million in the six months ended October 31, 2001 to $38.2 million in the six months ended October 31, 2002. The second quarter 2003 increase was primarily due to a $3.8 million increase in net sales of our products to the transportation market partially offset by a $3.2 million decline in net sales of our products to the industrial market. The year-to-date increase was primarily due to a $7.3 million increase in net sales of our products to the transportation market partially offset by a $6.2 million decline in net sales of our products to the industrial market. The increase in sales to the transportation market was due primarily to the recovery and growth of the Latin American and Indian aftermarket. The decline in the industrial market was due primarily to declines in the material handling and the power generation markets and resulted from the continued current economic slow down.

Operating income increased approximately $0.8 million, or 114.0%, from a $0.7 million loss in the second quarter of fiscal year 2002 to a $0.1 million profit in the second quarter of fiscal year 2003. Operating profit declined approximately $0.7 million, or 59.7%, from $1.2 million in the six months ended October 31, 2001 to $0.5 million in the six months ended October 31, 2002. The increase in operating profits for the three months ended October 31, 2002 is due primarily to reduced expenses for research and development and selling, general and administrative expenses. The decrease in operating profit for the six months ended October 31, 2002 is due primarily to reduced gross profit on product shipments partially offset by reduced expenses for research and development and selling, general and administrative expenses.

Gaseous Fuels Products Division.    For the three months and six months ended October 31, 2002, revenue decreased by approximately $0.7 million, or 4.8%, and by approximately $4.2 million, or 13.9%, respectively, as compared to the same periods in the prior fiscal year. The decrease in sales during the second quarter of 2003 was caused primarily by a $3.6 million decline in gross revenue for the industrial market partially offset by a $2.9 million increase in revenue for the transportation market. The decline in sales during the six months ended October 31, 2002 was caused primarily by a $9.2 million decline in the industrial market offset by a $5.0 million increase in the transportation market. We anticipate that overall revenue generated by the Gaseous Fuel Products Division for the twelve months ended April 30, 2003 will be higher than the same period ended April 30, 2002.

Gross profit for the three and six months ended October 31, 2002 decreased approximately $0.5 million, or 15.3%, and $2.7 million, or 30.9%, respectively, as compared to the same periods in fiscal year 2002. For the three-month period, approximately $0.4 million of the decline in gross profit was due to changes in product mix and approximately $0.1 million was due to a decline in revenue. For the six-month period, $1.2 million of the decline in gross profit was due to the decline in revenues and $1.5 million was due to changes in product mix. For the three and six months ended October 31, 2002, cost of goods sold increased by approximately $0.2 million and $0.3 million, respectively, for excess labor and burden costs due to management’s active inventory reduction programs, which realized a $2.3 million inventory reduction in the six months ended October 31, 2002.

For the three and six months ended October 31, 2002, operating income decreased by less than $0.1 million, or 4.7%, and approximately $1.3 million, or 42.8%, respectively, as compared to the same periods in the prior fiscal year. The decrease for the six-month period was mainly due to the decline in gross profit of $2.7 million, which was partially offset by $1.4 million in lower operating expenses. Operating expenses in the second quarter of 2002 included $0.2 million in expenses relating to relocation of employees subsequent to the Quantum spin-off. The decline in revenue in fiscal year 2003 has adversely affected gross profit and operating income; however, given the current economic condition, we expect that operating income will be higher for this division for the twelve months ended April 30, 2003 as compared to the same period ended April 30, 2002.

International Operations.    For the three and six months ended October 31, 2002, net revenue increased by approximately $1.6 million, or 19.2%, and approximately $4.2 million, or 23.6%, respectively, compared to the same periods in the prior fiscal year. For the three and six months ended October 31, 2002, our European and Mexico subsidiaries together accounted for revenue increases of $1.6 million and $4.4 million, respectively, as compared to the same periods in the prior fiscal year. The increase in sales during the three months ended October 31, 2002 was caused primarily by a $2.8 million increase in gross revenue for the transportation market offset by a $1.2 million decrease in revenue for the industrial market. The increase in sales during the six months ended October 31, 2002 was caused primarily by a $4.5 million increase in revenue for the transportation market offset by a $0.3 million decrease in revenue for the industrial market. Assuming the fundamentals of our international markets remain strong in terms of government regulations, pollution control and economics, we anticipate revenue for the remainder of fiscal year 2003 will be higher than the comparable period in fiscal year 2002.

During the three and six months ended October 31, 2002, operating income decreased by approximately $0.1 million, or 13.5%, and approximately $0.3 million, or 21.7%, respectively, as compared to the same periods in the prior fiscal year. For the six-month period, the $0.3 million decrease in operating profit is attributable to a $1.2 million increase in operating profit associated with the increase in revenue, offset by a $1.0 million decrease due to changes in product mix, and offset by an increase in operating expenses of approximately $0.5 million. Operating expenses in the three months ended October 31, 2002 were also impacted by a severance payment to one of our foreign employees pursuant to a termination agreement that totaled less than $0.1 million. Assuming continued growth in revenue in our International Operations, we anticipate that operating income for the next two quarters through April 30, 2003 will be higher compared to the same period in the prior year.

Corporate Expenses.    Corporate expenses consists of general and administrative expenses at the corporate level to support our operating segments in areas such as executive management, finance, human resources, management information systems, legal services and investor relations. As of May 1, 2002, the amortization of goodwill and other intangible assets is no longer recorded as a corporate expense due to the implementation of Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets”. For the six months ended October 31, 2001, approximately $0.3 million of amortization of goodwill and other intangibles was charged to corporate expenses in fiscal year 2002. Corporate expenses for the six months ended October 31, 2002 were approximately $1.3 million less than the corresponding period of fiscal year 2002 and are attributable to legal and consulting expenses totaling approximately $1.4 million that were incurred during fiscal year 2002 in connection with an S-3 registration statement filing that was withdrawn on September 20, 2001. We anticipate that corporate expenses for the fiscal year 2003 will be lower than fiscal year 2002.

Interest Expense.    Net interest expense for the three months ended October 31, 2002 was $0.3 million compared to $0.4 million for the corresponding period of fiscal year 2002. Net interest expense for the six months ended October 31, 2002 was $0.5 million compared to $0.6 million for the corresponding period of fiscal year 2002.

Provision For Income Taxes.    The estimated effective annual tax benefit rate of 40% for fiscal year 2003 approximates the previous year’s tax benefit rate of 40%. The effective tax benefit rate represents the federal statutory income tax rate, state income taxes and foreign income taxes increased by research and development credits. We have federal and state research and development credit carryforwards aggregating approximately $11.9 million. Federal research and development credits totaling $6.6 million expire from 2009 to 2021. State research and development credits of $4.3 million have no expiration. As of October 31, 2002, the net deferred tax asset was $33.4 million. We believe that, based on our history of prior operating earnings, our completed spin-off of Quantum and our expectations for the future, our operating income will more likely than not be sufficient to recognize fully the deferred tax assets and that the estimated effective annual tax rate in the future years will approximate the statutory rate.

Discontinued Operation.    Due to the completed spin-off of Quantum on July 23, 2002, the loss from discontinued operation during the second quarter of 2002, net of tax benefit, was not material. For the six months ended October 31, 2002, the loss from discontinued operation was approximately $2.9 million, net of tax benefit (Note 3 to the condensed consolidated financial statements).

LIQUIDITY AND CAPITAL RESOURCES.

We use cash generated from our operations, bank financings and sales of our equity securities to fund capital expenditures and research and development, as well as to invest in and operate our existing operations and new businesses. We currently anticipate that we will require additional sources of financing in order to fully support our operations and invest in long-term business opportunities, including the completion of our proposed combination with BRC. These additional sources of financing may include bank borrowings or public or private offerings of equity or debt securities. We cannot assure you that additional sources of financing will be available on acceptable terms, if at all. If additional sources of financing are not available, we will be unable to invest in potential high-growth opportunities. Additionally, if economic conditions significantly deteriorate, we would implement measures to conserve cash and reduce costs.

The ratio of current assets to current liabilities was 2.1:1 on October 31, 2002 and 2.0:1 at the end of fiscal year 2002, excluding the effect of the discontinued operation as of April 30, 2002. For the six months ended October 31, 2002, our total working capital, excluding current assets and current liabilities from the discontinued operation, decreased by $3.2 million from $24.1 million at the end of fiscal year 2002 to $20.9 million for the current period. Although the current ratio has improved slightly, the reduction in working capital is attributed to a decline in current assets of $7.3 million offset by a decline in current liabilities of $4.1 million. The decline in current assets of $7.3 million is attributed primarily to a $6.5 million decline in cash and cash equivalents, which was used to pay down debt by $5.1 million.

Net cash provided by operating activities was $0.6 million for the six months ended October 31, 2002 as compared with net cash used in operations of $9.6 million in the comparable period of fiscal 2002. The increase in cash provided by operations was due partly to a decrease in inventory of $3.6 million, and which was partially offset by a decrease in accrued expenses of $1.5 million, and an increase in accounts receivable of $1.7 million.

Net cash used in investing activities was $3.1 million for the six months ended October 31, 2002 as compared with net cash used in investing activities of $1.9 million in the comparable period of fiscal 2002. The use of cash in the current fiscal year is attributed to the acquisition of fixed assets totaling $1.3 million and $1.8 million representing a cash prepayment and expenses incurred in connection with the BRC business acquisition.

Net cash flows provided by financing activities totaled $12.3 million in the six months ended October 21, 2002 as compared to $12.5 million for the comparable period of fiscal 2002. The cash provided by financing activities in the current fiscal year resulted mainly from a $17.5 million equity offering that was partially offset by $1.5 million payments on term loans and a net reduction of approximately $3.4 million under our line of credit. Cash used by the discontinued operation was $16.4 million in the six months ended October 31, 2002 as compared to $14.3 million in the corresponding period of fiscal 2002.

At October 31, 2002, approximately $5.5 million was outstanding under our revolving line of credit with Bank of America. In June 2002, the credit facility with Bank of America was amended to reduce the available line of credit from $9.5 million to $8.0 million by June 30, 2002 and to $7.0 million by September 30, 2002. The amendment also extended the maturity date of the Company’s line of credit and term loans to May 31, 2003. In addition, the amended facility also provides for a $1.0 million non-revolving line of credit for future capital expenditures. The Bank of America facility contains covenants that require us to satisfy certain financial tests, including a funded debt to EBITDA ratio, debt service coverage, and current ratio beginning with the fiscal quarter ending July 31, 2002. Bank of America waived the funded debt to EBITDA and debt service coverage ratios for the period ending October 31, 2002. As of October 31, 2002, as a result of obtaining this waiver from the bank, we were in compliance with all covenants and conditions under the credit facility. The Bank of America credit facility is secured by substantially all of the Company’s assets. While our non-revolving capital expenditure line expires on May 31, 2003, we have the option to convert it to a term loan, requiring quarterly principal reductions, which would extend the maturity date to March 31, 2005.

In addition, our subsidiary in the Netherlands has a Euro 2.3 million (US$2.3 million at October 31, 2002) credit facility with Fortis Bank. At October 31, 2002, there was an outstanding balance under this credit facility of less than US$0.1 million. Our subsidiary in Japan has a ¥64 million (US$0.5 million at October 31, 2002) short-term loan facility with the Hong Kong and Shanghai Banking Corporation Ltd., Osaka Branch. At October 31, 2002, a balance of US$0.5 million was outstanding.

On October 3, 2002, the Company entered into an option agreement with the controlling shareholders of B.R.C. Societa a Responsabilita Limitata (“BRC”) under which the Company was granted an option to acquire a 50% ownership interest in BRC in exchange for a $1.5 million payment and the issuance of 2.3 million shares of its common stock (which the parties acknowledged and agreed were valued at $10.0 million) to such controlling shareholders. BRC is the parent company of M.T.M.S.r.l of Italy, a major global supplier for alternative fuel products and systems used in automobiles. The Company exercised its option and made the $1.5 million payment, which will be credited towards the total purchase price of approximately $23.8 million, on October 3, 2002 in connection with the execution of this agreement. On November 29, 2002, the Company issued an aggregate of 2.3 million shares of our common stock to such controlling shareholders pursuant to the terms of the option agreement. The Company expects to complete the transaction in January 2003 and the Company will make a payment of approximately $5.3 million in January 2003. A deferred payment of $7.0 million is due in September 2003.

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

The results and financial condition of our international operations are affected by changes in exchange rates between certain foreign currencies and the U.S. Dollar. Our exposure to fluctuations in currency exchange rates has increased as a result of the growth of our international subsidiaries. The functional currency for all of our international subsidiaries is the local currency of the subsidiary. An increase in the value of the U.S. Dollar increases costs incurred by the subsidiaries because most of our international subsidiaries’ inventory purchases are U.S. Dollar denominated. We monitor this risk and attempt to minimize the exposure through forward currency contracts and the management of cash disbursements in local currencies. At October 31, 2002, we had no currency forward contracts outstanding.

We seek to hedge our foreign currency economic risk by minimizing our U.S. Dollar investment in foreign operations using foreign currency term loans to finance the operations of our foreign subsidiaries. The term loans are denominated in local currencies and translated to U.S. Dollars at period end exchange rates.

We use interest rate swap agreements with Bank of America to manage our exposure to interest rate changes and stabilize the cost of borrowed funds. When an agreement is executed, the swap is linked to a specific debt instrument. At October 31, 2002, we had approximately $5.1 million secured under a fixed interest rate agreement at a fixed interest rate of 10.6%. Absent this fixed rate agreement, the variable rate for this debt at October 31, 2002 would have been 6.8%. At October 31, 2002, the fair value of our interest rate swap agreements approximated $(0.2) million.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142 “Goodwill and Other Intangible Assets” effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with these statements. Other intangible assets will continue to be amortized over their useful lives.

The Company adopted the provision of SFAS No. 142 effective May 1, 2002 and, accordingly, no amortization from intangibles arising from acquisitions was recorded for the three and six months ended October 31, 2002. Amortization for the three and six months ended October 31, 2001 totaled approximately $0.1 million and $0.3 million, respectively. The Company has completed the impairment test required upon adoption of SFAS No. 142 and determined that there is no impairment to its recorded goodwill balances at May 1, 2002.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supersedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. SFAS No. 144 is effective for year-ends beginning after December 15, 2001.

Under the provisions of SFAS No. 144, the operating results of Quantum are presented as a discontinued operation in the Company’s consolidated financial statements for the three and six months ended October 31, 2002.

In April 2002, Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The provisions of Statement 145 related to the rescission of Statement 4 are effective for financial statements issued for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item should be reclassified. Certain provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement will be effective for financial statements issued on or after May 15, 2002. The Company has not early adopted the Statement.

In July 2002, Financial Accounting Standards Board issued SFAS No. 146, “Obligations Associated with Disposal Activities.” The Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Statement also establishes that fair value is the objective for initial measurement of the liability. Furthermore, severance pay under Statement 146, in many cases, would be recognized over time rather than up front. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company has not early adopted the Statement.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relating to Quantitative and Qualitative Disclosures About Market Risk appear under the heading “Derivative Financial Instruments” which is included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.    CONTROLS AND PROCEDURES

Within 90 days prior to the date of this quarterly report on Form 10-Q, the Company carried out an evaluation under the supervision of management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. There were no significant changes to the Company’s internal controls or in other factors that could significantly affect such internal controls subsequent to the date that the Company carried out its evaluation.

PART II – OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

On October 3, 2002, the Company entered into an option agreement with the controlling shareholders of B.R.C. Societa a Responsabilita Limitata (“BRC”) under which the Company was granted an option to acquire a 50% ownership interest in BRC in exchange for a $1.5 million payment including the issuance of approximately 2.3 million shares of its common stock (which the parties acknowledged and agreed were valued at $10.0 million) to such controlling shareholders. BRC is the parent company of M.T.M.S.r.l of Italy, a major global supplier for alternative fuel products and systems used in automobiles. The Company exercised its option and made the $1.5 million payment, which will be credited towards the total purchase price of approximately $23.8 million, on October 3, 2002 in connection with the execution of this agreement. On November 29, 2002, the Company issued an aggregate of 2.3 million shares of our common stock to such controlling shareholders pursuant to the terms of the option agreement. These shares were issued in a private placement transaction in reliance on Regulation S under the Securities Act. In order to complete the transactions, the Company will make a payment of approximately $5.3 million in January 2003. A deferred payment of $7.0 million is due in September 2003.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Stockholders was held on November 14, 2002.

(b)	The stockholders voted to elect the following nominees as directors for a three-year term:

Nominee	Votes For	Withheld
Norman L. Bryan	10,302,531 (95.2%)	522,540
Don J. Simplot	10,339,416 (95.5%)	485,655

After the election of the above-mentioned directors, the Company’s current board of directors consists of  Robert M. Stemmler, Norman L. Bryan, Paul Mlotok, J. David Power III and Don J. Simplot.

(c)	The proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent auditors for the current fiscal year received the following votes:

Votes
For	10,537,055 (97.4%)
Against	250,857 (2.3%)
Abstain	37,159 (0.3%)
Broker non-votes	0

(d)	The proposal to adopt and approve the 2002 Stock Option Plan for Employees received the following votes:

Votes
For	10,053,967 (92.9%)
Against	509,563 (4.7%)
Abstain	261,541 (2.4%)
Broker non-votes	0

(e)	The proposal to adopt and approve the 2002 Stock Option Plan for Nonemployee Directors received the following votes:

Votes
For	9,989,989 (92.3%)
Against	570,531(5.3%)
Abstain	264,551 (2.4%)
Broker non-votes	0

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

See attached Exhibit Index

(b)    Reports on Form 8-K:

On August 1, 2002, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K relating to the spin-off of Quantum, which Form 8-K contained unaudited pro forma condensed financial information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMPCO TECHNOLOGIES, INC.

Date: December 16, 2002	By:	/s/ TIMOTHY S. STONE
Timothy S. Stone Acting Chief Financial Officer and Treasurer [Authorized Signatory]

CERTIFICATION

I, Robert M. Stemmler, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of IMPCO Technologies, Inc. (“IMPCO”);

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of IMPCO as of, and for, the periods presented in this quarterly report;

4.
IMPCO’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for IMPCO and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to IMPCO, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of IMPCO’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
IMPCO’s other certifying officers and I have disclosed, based on our most recent evaluation, to IMPCO’s auditors and the audit committee of IMPCO’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect IMPCO’s ability to record, process, summarize and report financial data and have identified for IMPCO’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in IMPCO’s internal controls; and

6.
IMPCO’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002

/s/ ROBERT M. STEMMLER
Robert M. Stemmler President and Chief Executive Officer

CERTIFICATION

I, Timothy S. Stone, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of IMPCO Technologies, Inc. (“IMPCO”);

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of IMPCO as of, and for, the periods presented in this quarterly report;

4.
IMPCO’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for IMPCO and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to IMPCO, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of IMPCO’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
IMPCO’s other certifying officers and I have disclosed, based on our most recent evaluation, to IMPCO’s auditors and the audit committee of IMPCO’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect IMPCO’s ability to record, process, summarize and report financial data and have identified for IMPCO’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in IMPCO’s internal controls; and

6.
IMPCO’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	December 16, 2002

/s/ TIMOTHY S. STONE
Timothy S. Stone Acting Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

2.4	Option Agreement between IMPCO Technologies, Inc. and the controlling shareholders of B.R.C. Societae a Responabilita Limitata of Italy, dated as of October 3, 2002. (1)

10.60	The 2002 Stock Option Plan for Employees (2)

10.61	The 2002 Stock Option Plan for Nonemployee Directors (3)

10.62	Amendment No. 1 to Second Amended and Restated Business Loan Agreement between IMPCO Technologies, Inc., as borrower, and Bank of America, N.A., as lender, dated as of December 10, 2002. (1)

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350 (Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002). (1)

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350 (Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002). (1)

(1)	Filed herewith
(2)	Incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed with Securities Exchange Commission on October 18, 2002.
(3)	Incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A filed with Securities Exchange Commission on October 18, 2002.