Form 10-K/A
period 2002-04-30
IMPCO TECHNOLOGIES INC
filed 2003-02-05
CIK 790708

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Industry Leader.    We have derived a technology and product leadership position from the broad application and integration of our technologies and enabling systems into the established and expanding alternative fuel industry. Over the past nine years we have invested approximately $130 million in research and development. This investment, coupled with our history and experience in this industry, has provided us with a strong technology base for new product innovation for internal combustion engines.

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

Customers and Strategic Relationships

Our customers include some of the world’s largest OEMs and engine manufacturers, including Ashok Leyland, Boss Manufacturing, Caterpillar, Clark, Cummins, Daewoo, Detroit Diesel, Ford Australia, GM

Holden, Kohler, Komatsu, Mazda, Mitsubishi, Onan, Still and Toyota. During fiscal year 2000, 2001 and 2002, General Motors Corporation, and customers associated with the General Motors program, accounted for approximately 16%, 20% and 23%, respectively, of consolidated revenues.

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

IMPCO-Quantum.    Our three-year agreement with Quantum, established in connection with the spinoff, provides that we will collaborate with Quantum to identify and conduct research and development programs of mutual interest. As part of those research and development activities, we may develop technology and products separately or jointly with Quantum. The agreement also allows us to acquire and sell into our alternative fuel markets Quantum’s advanced technology products, including CNG storage tanks, fuel injectors, in-tank regulators and other products, for use in automotive, bus and truck and industrial aftermarket applications and in the bus and truck and industrial OEM markets. For jointly developed products, we and Quantum will jointly own any intellectual property rights and will issue royalty-free cross licenses covering our respective markets. For separately developed products, each party will grant the other a right to sell the affected products in their respective markets, while the developing party will retain sole intellectual property ownership.

We believe the Quantum spinoff and the ongoing alliance will expedite the commercialization and integration of advanced gaseous storage and handling systems and products into our broader global alternative fuel markets, including automotive after-market, material handling, portable and stationary internal combustion engine-based power generation, and general industrial markets. In addition, we believe that the spinoff will enable each company to optimize its growth strategies as a separate, stand-alone entity, based on their respective capitalization and financing requirements, acquisition strategies, working capital requirements, projected cash flows from operations and credit ratings.

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

We recognize revenue for product sales when title is transferred, ordinarily when products are shipped, and when collectability is reasonably assured. Contract revenues are recognized based on the percentage of completion method. Corporate expenses represent a sub-category of selling, general and administrative expense. Corporate expenses consist of general and administrative expense incurred at the corporate level and includes the amortization of goodwill and other intangible assets. Intersegment eliminations are primarily the result of intercompany sales from the Gaseous Fuel Products division to the International Operations. End markets for our products include the transportation, material handling and industrial and power generation industries.

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

Liquidity and Capital Resources

We use cash generated from our operations, equity capital, bank financings and sales of our equity securities to fund capital expenditures and research and development, as well as to invest in and operate our existing operations and new businesses. In January 2002, we completed a private placement of common stock and warrants in which we received $22.5 million in gross proceeds. In May 2002, subsequent to our fiscal year end, we completed a private placement of common stock in which we received $18.8 million in gross proceeds. On the distribution date, we contributed $15 million in cash to Quantum to supply liquidity to meet their short-term operational needs. While these sources of funds have been sufficient in the past, we currently anticipate that we will require additional sources of financing in order to capitalize on opportunities that we believe to exist in the alternative fuel market and to invest in long-term business opportunities. In addition to the $15 million contributed to Quantum, in the short-term we may require additional sources of financing in order to fund capital and operating commitments of $4 million, Bank of America debt reduction obligations of $7.6 million, and general working capital requirements. These additional sources of financing may include bank borrowings or public or private offerings of equity or debt securities. We cannot assure you that such additional sources of financing will be available on acceptable terms, if at all. If additional sources of financing are not available, we plan to implement measures to conserve cash and reduce costs, which may affect our ability to capitalize on strategic growth opportunities and to pursue our research and development plans.

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

Net cash provided by financing activities for fiscal year 2002 was $28.3 million or a decrease of $11.4 million from the $39.7 million reported the previous year. The cash provided by financing activities during the current year resulted primarily from the proceeds of our private placement of $22.5 million, option exercises of $0.9 million, the repayment of officer loans of $3.9 million, an increase in our operating line of credit of $3.6 million and an increase in our term debt by $1.8 million; however, this was partially offset by term loan principal payments of $3.0 million.

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

The following table contains supplemental information regarding total contractual obligations as of April 30, 2002. The capital lease obligations are undiscounted and represent total minimum lease payments. The term loan payable includes an amount of $0.2 million classified as a derivative instrument and due in the current period (see note 3(d) of the Notes to Consolidated Financial Statements).

	Total	Less 1 Yr.	1-3 Yrs.	4-5 Yrs.	After 5 Yrs.
Contractual Obligations:
Revolving line of credit	$8,625,000	$8,625,000	—	—	—
Term loan payable	9,631,349	4,741,387	4,889,962	—	—
Capital lease obligations	1,497,576	962,658	534,918	—	—
Operating lease obligations	12,594,668	3,018,027	4,899,850	2,246,461	2,430,330
Employment agreements	1,401,773	731,360	670,413	—	—

Totals	$33,750,366	$18,078,432	$10,995,143	$2,246,461	$2,430,330

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

	2003	2004	2005	2006	Thereafter	Total	Fair Value 4/30/02
	(Dollars in millions)
Long term debt denominated in US dollars:
Line of credit	$—	$8.6	$—	$—	$—	$8.6	$8.6
Term loans, including current portion:
Variable rate	$3.1	$3.0	$1.8	$—	$—	$7.9	$7.9
Average interest rate	9.9%	9.8%	9.6%	7.0%	—	—	—
Long term debt denominated in foreign currencies:
Euros
Line of Credit	$1.1	$—	$—	$—	$—	$1.1	$1.1
Japanese Yen
Line of credit	$0.5	$—	$—	$—	$—	$0.5	$0.5
Interest rate derivative financial instruments:
Pay fixed/receive variable	$2.6	$2.5	$1.3	$—	$—	$6.4	$6.6
Average pay rate	5.6%	5.6%	5.6%	—	—	—	—
Average receive rate	1.9%	1.9%	1.9%	—	—	—	—

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

If the May 2002 offer and sale of our common stock were to be found not to be exempt from Section 5 of the Securities Act, then the selling stockholders as well as investors in the January private placement may be able to sue to recover the consideration paid for their shares or for damages.

In May 2002 we made a private offer and sale of our common stock to certain accredited investors. This offering occurred less than six months from the completion of the private placement transaction we conducted in January 2002 and the resale registration statement on Form S-3 relating to the shares and warrants issued in the January private placement was still effective when the May 2002 offering was consummated. As a result, the two private placements do not fall within the six month safe-harbor provided by Regulation D promulgated under the Securities Act and there is a risk that investors in either offering may claim that the current transaction should be integrated with the January private placement. We do not believe that the offer and sale of our common stock to the selling stockholders should be integrated or treated as a single offering with the January private placement or the resale registration statement that related to the shares and warrants in that transaction, and we believe that the offer and sale of our common stock to the selling stockholders is exempt from registration under the Securities Act. However, if a court were to determine otherwise, and the offer and sale of our common stock to the selling stockholders were found not to be a valid private placement, then the selling stockholders as well as investors in the January private placement may be entitled to recover the consideration paid for the shares they purchased with interest thereon, or for damages (if the investor no longer owns the shares).

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

The Company cannot make assurances that one or more of these related party loans are on terms no less favorable to the Company than might be obtained in arms’ length transactions. Because of the prohibitions arising under the Sarbanes-Oxley Act of 2002, the Company will not modify any outstanding loans nor will it enter into new related party transactions other than as permitted by applicable law at the time of the transaction.

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

(3) Exhibits:

Exhibit No.	Description	Note No.
2.1	Deed of Sale of Business by and among IMPCO Technologies Pty. Limited, as buyer, and Ateco Automotive Pty Limited, as seller, dated as of July 1, 1996.	(7)

2.2	Deed of Release by and among IMPCO Technologies, Inc. and Ateco Automotive Pty Limited dated as of July 1, 1996.	(7)

2.3	Shareholders Agreement for Gas Parts (NSW) Pty Limited by and among IMPCO Technologies Pty. Limited, Gas Parts Pty Limited and Gas Parts (NSW) Pty. Limited, dated as of July 4, 1996.	(7)

3.1	Certificate of Incorporation, as currently in effect.	(28)

3.2	Bylaws adopted July 22, 1998.	(13)

4.1	Stockholders’ Protection Rights Agreement dated as of June 30, 1999 between IMPCO Technologies, Inc. and ChaseMellon Stockholder Services, L.L.C., as Rights Agent.	(12)

10.1	Lease between L-W Income Properties and IMPCO Technologies, Inc. dated May 10, 1989.	(2)

10.2+	1989 Incentive Stock Option Plan.	(3)

10.3+	1991 Executive Stock Option Plan dated November 5, 1991, among AirSensors, Inc., as the Company, and Bertram R. Martin, James J. Mantras and Dale L. Rasmussen, as Optionees.	(4)

10.4	First Amendment to Lease dated April 19, 1993, between L-W Income Properties and IMPCO Technologies, Inc.	(5)

10.5+	1993 Stock Option Plan for Non-employee Directors.	(6)

10.6+	Amendment to 1989 Incentive Stock Option Plan.	(6)

10.7+	1996 Incentive Stock Option Plan.	(8)

10.8+	1997 Incentive Stock Option Plan.	(9)

10.9	Lease between Klein Investments, Family Limited Partnership, as lessor, and IMPCO Technologies, Inc., as lessee, dated August 18, 1997.	(10)

10.10	Amendment dated March 18, 1998 to Loan agreement dated October 7, 1998 between Bank of America National Trust and Savings, as lender, and IMPCO Technologies, Inc., as the borrower.	(10)

10.11	Amendment dated April 29, 1998 to Loan agreement dated October 7, 1998 between Bank of America National Trust and Savings, as lender, and IMPCO Technologies, Inc., as the borrower.	(10)

10.12	Loan Agreement for IMPCO Technologies, B.V. as borrower, and Bank of America National Trust and Savings Association, acting through its Amsterdam branch, as lender, dated as of April 27, 1998.	(10)

10.13	Loan Agreement dated September 11, 1998 between Bank of America National Trust and Savings Association, as lender, and IMPCO Technologies, Inc., as the borrower.	(11)

10.14	Intentionally Omitted.

10.15	Loan Agreement between IMPCO Tech Japan KK, as borrower, and, Hongkong and Shanghai Banking Corporation Ltd., Osaka Branch., as lender, dated as of March 29, 1999.	(13)

10.16+	Employment Agreement dated April 1, 1999, between IMPCO Technologies, Inc., as the Company, and Robert M. Stemmler, as the Employee.	(13)

Exhibit No.	Description	Note No.
10.17	Amended Loan Agreement between IMPCO Technologies, Inc., as borrower and Bank of America N.A. as lender, dated September 13, 1999.	(14)

10.18	Intentionally Omitted.

10.19	Amendment No. 3 to Business Loan Agreement by and between Bank of America, N.A. and IMPCO Technologies, Inc. dated as of June 13, 2000.	(15)

10.20	Lease dated as of March 31, 2000, by and between Braden Court Associates and IMPCO Technologies, Inc.	(16)

10.21	Amendment No. 4 to Business Loan Agreement by and between Bank of America, N.A. and IMPCO Technologies, Inc. dated as of September 12, 2000.	(18)

10.22	Amendment No. 5 to Business Loan Agreement between Bank of America, N.A. and IMPCO Technologies, Inc. dated as of December 13, 2000.	(18)

10.23	Amendment No. 6 to Business Loan Agreement between Bank of America, N.A. and IMPCO Technologies, Inc. dated as of March 12, 2001.	(19)

10.24	Promissory Note Issued by Robert Stemmler to Registrant dated March 15, 2001.	(17)

10.25	Promissory Note Issued by Dale Rasmussen to Registrant dated March 15, 2001.	(17)

10.26	Promissory Note Issued by Syed Hussain to Registrant dated March 15, 2001.	(17)

10.27	Security Agreement and Agreement Not to Exercise Options entered into between Robert Stemmler and Registrant dated March 15, 2001.	(17)

10.28	Security Agreement and Agreement Not to Exercise Options entered into between Dale Rasmussen and Registrant dated March 15, 2001.	(17)

10.29	Security Agreement and Agreement Not to Exercise Options entered into between Syed Hussain and Registrant dated March 15, 2001.	(17)

10.30	Deed of Trust Executed by Dale Rasmussen regarding personal residence.	(17)

10.31†	Corporate Alliance Agreement dated June 12, 2001 between Quantum Technologies Worldwide, Inc. and General Motors Corporation.	(21)

10.32	Master Technical Agreement dated June 12, 2001 between Quantum Technologies Worldwide, Inc. and General Motors Corporation.	(21)

10.33	Stock Transfer Agreement dated June 12, 2001 between Quantum Technologies Worldwide, Inc. and General Motors Corporation.	(21)

10.34	Registration Rights Agreement dated June 12, 2001 between Quantum Technologies Worldwide, Inc. and General Motors Corporation.	(21)

10.35	Amended and Restated Business Loan Agreement dated as of April 30, 2001 among the Registrant, Quantum Technologies, Inc. and Bank of America, N.A.	(28)

10.36+	2000 Incentive Stock Option Plan.	(20)

10.37	IMPCO and GM Teaming Agreement dated July 30, 1997 by the Registrant and General Motors Corporation.	(22)

10.38	Amendment No. 1 to Amended and Related Business Loan Agreement, dated as of September 5, 2001, among Bank of America, N.A., the Registrant and Quantum Technologies, Inc.	(23)

10.39	Amendment No. 2 to Amended and Restated Business Loan Agreement, dated as of October 8, 2001, among Bank of America, N.A., the Registrant and Quantum Technologies, Inc.	(24)

Exhibit No.	Description	Note No.
10.40	Amendment No. 3 to Amended and Restated Business Loan Agreement, dated as of November 9, 2001, among Bank of America, N.A., the Registrant and Quantum Technologies, Inc.	(24)

10.41	Amendment No. 4 to Amended and Restated Business Loan Agreement, dated as of December 12, 2001, among Bank of America, N.A., the Registrant and Quantum Technologies, Inc.	(24)

10.42	Common Stock and Warrants Purchase Agreement, dated January 11, 2002.	(25)

10.43	Registration Rights Agreement, Dated January 11, 2002.	(25)

10.44	Form of Stock Purchase Warrant, Dated January 11, 2002.	(25)

10.45	Amendment No. 5 to Amended and Restated Business Loan Agreement, dated as of January, 2002, among Bank of America, N.A., the Registrant and Quantum Technologies, Inc.	(26)

10.46	Amendment No. 6 to Amended and Restated Business Loan Agreement, dated as of January 31, 2002, among Bank of America, N.A., the Registrant and Quantum Technologies, Inc.	(26)

10.47	Amendment No. 7 to Amended and Restated Business Loan Agreement, dated as of February 28, 2002, among Bank of America, N.A., the Registrant and Quantum Fuel Systems Technologies Worldwide, Inc.	(26)

10.48	Stock Purchase Agreement, dated May 3, 2002.	(27)

10.49	Amendment No. 8 to Amended and Restated Business Loan Agreement, dated as of March 31, 2002, among Bank of America, N.A., the Registrant and Quantum Fuel Systems Technologies Worldwide, Inc.	(1)

10.50	Amendment No. 9 to Amended and Restated Business Loan Agreement, dated as of April 30, 2002, among Bank of America, N.A., the Registrant and Quantum Fuel Systems Technologies Worldwide, Inc.	(1)

10.51	Second Amended and Restated Business Loan Agreement, dated June 24, 2002, between Bank of America, N.A., and the Registrant.	(1)

10.52	Employment Agreement dated April 1, 2002, between the Registrant and Robert M. Stemmler.	(1)

10.53	Employment Agreement dated April 1, 2002, between the Registrant and W. Brian Olson.	(1)

10.54	Employment Agreement dated April 1, 2002, between the Registrant and Dale L. Rasmussen.	(1)

10.55	Contribution and Distribution Agreement between the Registrant and Quantum Fuel Systems Technologies Worldwide, Inc., dated July 23, 2002.	(29)

10.56	Tax Allocation and Indemnification Agreement between the Registrant and Quantum Fuel Systems Technologies Worldwide Inc., dated July 23, 2002.	(29)

10.57	Transition Services Agreement between the Registrant and Quantum Fuel Systems Technologies Worldwide, Inc., dated July 23, 2002.	(29)

10.58	Employee Benefit Matters Agreement between the Registrant and Quantum Fuel Systems Technologies Worldwide, Inc., dated July 23, 2002.	(29)

10.59	Lease dated July 18, 2001 by and between Property Reserve, Inc. and the Registrant.	(1)

Exhibit No.	Description	Note No.
21.1	Subsidiaries of the Company.	(1)

23.1	Consent of Ernst & Young LLP.	(1)

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350.	(1)

99.2	Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. §1350.	(1)

(1)	Filed herewith.
(2)	Intentionally omitted.
(3)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1989.
(4)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1990.
(5)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1992.
(6)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1993.
(7)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1994.
(8)	Incorporated by reference to the Registrant’s Form 8-K/A dated July 1, 1996.
(9)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1997.
(10)	Incorporated by reference to the Registrant’s Proxy Statement for fiscal year 1997.
(11)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1998.
(12)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended October 31, 1998.
(13)	Incorporated by reference to the Registrant’s Form 8-K dated June 30, 1999.
(14)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1999.
(15)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended December 7, 1999.
(16)	Incorporated by reference to the Registrant’s Form S-3/A (File No. 333-34366), filed with the Commission on June 14, 2000.
(17)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 2000.
(18)	Incorporated by reference to the Registrant’s Form 8-K dated March 26, 2001.
(19)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended October 31, 2000.
(20)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended January 31, 2001.
(21)	Incorporated by reference to the Registrant’s Proxy Statement for fiscal year 2000.
(22)	Incorporated by reference to the Registrant’s Form S-3/A (File No. 333-63726), filed with the Commission on July 9, 2001.
(23)	Incorporated by reference to the Registrant’s Form S-3 (File No. 333-34366), filed with the Commission on April 7, 2000.
(24)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended July 31, 2001.
(25)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended October 31, 2001.
(26)	Incorporated by reference to the Registrant’s Form 8-K filed on January 11, 2002.
(27)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended January 31, 2001.
(28)	Incorporated by reference to the Registrant’s Form 8-K filed on May 10, 2002.
(29)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 2001.
(30)	Incorporated by reference to the Form 10-K filed by Quantum Fuel Systems Technologies, Inc., for fiscal year 2002.
+	Management contract or compensatory plan or arrangement.
†	Certain information in this exhibit has been omitted and filed separately with The Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

(b)    Reports on Form 8-K:

(1)	The Company filed a report on Form 8-K on January 11, 2002 during the third quarter ended January 31, 2002. Information regarding the items reported on is as follows:

Item Reported on

•	Common Stock and Warrants Purchase Agreement, dated January 11, 2002.

•	Registration Rights Agreement, dated January 11, 2002.

•	Form of Stock Purchase Warrant, dated January 11, 2002.

(2)	The Company filed a report on Form 8-K on May 10, 2002 during the fourth quarter ended April 31, 2002. Information regarding the items reported on is as follows:

Item Reported on

•	Stock Purchase Agreement, dated May 3, 2002.

(3)	The Company filed a report on Form 8-K on June 20, 2002 during the first quarter ended July 31, 2002. Information regarding the items reported on is as follows:

Item Reported on

•	Special dividend to IMPCO stockholders, effective after the close of business on July 23, 2002, to distribute all of the shares of Quantum owned by IMPCO to IMPCO’s stockholders of record on July 5, 2002.

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

/s/    ERNST & YOUNG LLP

Long Beach, California

July 18, except for

the 3rd paragraph of Note 1 and Note 13

as to which the date is July 23, 2002

IMPCO TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	April 30, 2001	April 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$16,591,415	$10,590,913
Restricted cash	—	814,782
Accounts receivable	25,486,324	18,513,957
Less allowance for doubtful accounts	1,021,353	915,289

Net accounts receivable	24,464,971	17,598,668
Inventories:
Raw materials and parts	20,675,003	16,207,760
Work-in-process	740,972	443,392
Finished goods	9,935,020	11,631,423

Total inventories	31,350,995	28,282,575
Deferred tax assets	2,168,679	2,807,677
Other current assets	5,060,028	2,322,404

Total current assets	79,636,088	62,417,019
Equipment and leasehold improvements:
Dies, molds and patterns	7,140,156	8,737,763
Machinery and equipment	12,388,246	14,413,896
Office furnishings and equipment	14,207,561	16,589,511
Automobiles and trucks	528,917	596,758
Leasehold improvements	4,478,685	4,808,286

	38,743,565	45,146,214
Less accumulated depreciation and amortization	18,690,053	23,281,881

Net equipment and leasehold improvements	20,053,512	21,864,333
Intangibles arising from acquisitions	15,413,476	15,356,318
Less accumulated amortization	5,878,482	6,277,573

Net intangibles arising from acquisitions	9,534,994	9,078,745
Deferred tax assets	10,601,227	29,128,539
Other assets	936,843	960,289

	$120,762,664	$123,448,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,713,680	$12,001,673
Accrued payroll obligations	3,881,500	3,545,817
Other accrued expenses	2,735,528	3,276,237
Current lines of credit	6,078,205	8,625,000
Current maturities of long-term debt and capital leases	3,680,158	5,661,632

Total current liabilities	28,089,071	33,110,359
Term loans	6,870,693	4,889,962
Capital leases	1,127,583	503,381
Minority interest	2,044,122	2,268,093
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, authorized 500,000 shares; none issued and outstanding at April 30, 2002 and 2001	—	—
Common stock, $.001 par value, authorized 100,000,000 shares; 12,622,836 issued and outstanding at April 30, 2002, 10,294,377 issued and outstanding at April 30, 2001	10,294	12,622
Additional paid-in capital relating to common stock	102,831,566	126,315,507
Shares held in trust	(142,710)	(321,858)
Notes receivable from officers	(3,913,854)	—
Retained earnings (accumulated deficit)	(12,434,966)	(39,671,014)
Accumulated other comprehensive income	(3,719,135)	(3,658,127)

Total stockholders’ equity	82,631,195	82,677,130

	$120,762,664	$123,448,925

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

IMPCO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended April 30
	2000	2001	2002
Cash flows from operating activities:
Net income (loss)	$3,065,496	$(13,102,649)	$(27,236,048)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of intangibles arising from acquisition	736,937	738,066	747,270
Depreciation and other amortization	3,047,342	3,539,737	4,922,782
(Gain) loss on disposal of assets	(74,343)	(3,461)	194,567
Gain from sale of available-for-sale securities	—	(16,400)	—
Deferred income taxes	(846,882)	(9,277,489)	(18,971,043)
(Increase) decrease in accounts receivable	(9,452,278)	3,710,274	6,855,228
(Increase) decrease in inventories	(11,195,075)	1,209,793	3,545,257
Increase (decrease) in accounts payable	5,862,387	(1,251,121)	(311,800)
Increase in accrued expenses	2,377,404	1,342,433	774,464
Minority interests in income of consolidated subsidiaries	463,233	253,064	223,971
Other, net	(624,158)	(846,120)	1,482,880

Net cash used in operating activities	(6,639,937)	(13,703,873)	(27,772,472)

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(3,682,595)	(12,635,075)	(6,471,695)
Purchases of businesses	(410,927)	(127,900)	(211,100)
Proceeds from sales of equipment	102,802	59,077	3,500
Purchase of available-for-sale securities	—	(15,735,926)	—
Sale of available-for-sale securities	—	15,784,662	—

Net cash used in investing activities	(3,990,720)	(12,655,162)	(6,679,295)

Cash flows from financing activities:
Increase (decrease) in borrowings under lines of credit	14,264,949	(13,512,639)	3,574,681
Payments on term loans	(2,733,967)	(2,945,325)	(3,038,311)
Proceeds from issuance of bank term loans	—	7,500,000	1,750,000
Payments of capital lease obligation	(769,395)	(664,188)	(340,822)
Proceeds from issuance of common stock	1,131,878	53,194,635	23,197,942
Increase (decrease) on notes receivable from officers	—	(3,913,854)	3,913,854
Increase in restricted cash	—	—	(794,391)

Net cash provided by financing activities	11,893,465	39,658,629	28,262,953
Translation adjustment	(259,780)	279,585	188,312
Net increase (decrease) in cash and cash equivalents	1,003,028	13,579,179	(6,000,502)
Cash at beginning of period	2,009,208	3,012,236	16,591,415

Cash and cash equivalents at end of period	$3,012,236	$16,591,415	$10,590,913

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

(b)    Cash and Cash Equivalents—The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Restricted cash, which is separately presented, represents deposits held as collateral under existing debt arrangements.

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

(h)    Revenue recognition—Revenue is recognized on product sales when title is transferred, ordinarily when goods are shipped in accordance with the Company’s shipping terms, and collectibility is reasonably assured. Contract revenue for customer-funded research and development is principally recognized by the percentage of completion method. Amounts expected to be realized on contracts are based on the Company’s estimates of total contract value and costs at completion. These estimates are reviewed and revised periodically throughout the lives of the contracts.

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

5.    Commitments and Contingencies

(a)    Leases

The Company has certain non-cancelable operating leases for facilities and equipment, and non-cancelable capital leases for machinery, equipment and motor vehicles. Future minimum lease commitments under non-cancelable leases at April 30, 2002 are as follows:

	Lease Obligations
Fiscal years ending April 30,	Capital	Operating
2003	$962,658	$3,018,027
2004	512,565	2,866,739
2005	22,353	2,033,111
2006	—	1,265,009
2007	—	981,452
Thereafter	—	2,430,330

Total minimum lease payments	1,497,576	$12,594,668

Less imputed interest	73,950

Present value of future minimum lease payments	1,423,626
Less current portion	920,245

Long-term capital lease obligation	$503,381

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

(d)    Employment Agreements

The Company has entered into employment agreements with three executive officers for a term of two consecutive 12-month periods commencing on April 1, 2002. The agreements require payments of annual base salaries aggregating $690,000, payment of incentive compensation under the Company’s Bonus Incentive Plan, and certain benefits including term life insurance, disability insurance, and car allowances. The agreements also cover payments required under termination events.

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

7.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year Ended April 30
	2000	2001	2002
Numerator:
Net income (loss)	$3,528,729	$(12,849,585)	$(27,012,077)
Minority interest	(463,233)	(253,064)	(223,971)

Numerator for basic earnings per share—income (loss) available to common stockholders	$3,065,496	$(13,102,649)	$(27,236,048)
Denominator:
Denominator for basic earnings per share—weighted-average shares	8,489,229	9,934,700	11,097,815
Effect of dilutive securities:
Employee stock options	743,070	—	—

Dilutive potential common shares	743,070	—	—
Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	9,232,299	9,934,700	11,097,815

Basic earnings (loss) per share	$0.36	$(1.32)	$(2.45)

Diluted earnings (loss) per share.	$0.33	$(1.32)	$(2.45)

Options and warrants to purchase 1,677,480 and 1,594,765 shares of common stock were excluded in the computation of diluted loss per share for the years ended April 30, 2002 and 2001, respectively as the effect would have been antidilutive. Options to purchase 636,597 shares were excluded in the computation of diluted earnings per share in the fiscal year ended April 30, 2000 because the market price was less than the exercise price.

8.    Revenues

During fiscal year 2000, the IMPCO BV, IMPCO Pty, Grupo IMPCO Mexicano and IMPCO Japan subsidiaries accounted for approximately 12%, 6%, 6% and less than 3% of total consolidated revenues, respectively, and contract revenue accounted for approximately 8% of consolidated revenues. During fiscal year 2001, the IMPCO BV, IMPCO Pty, Grupo IMPCO Mexicano and IMPCO Japan subsidiaries accounted for approximately 14%, 6%, 7% and 3% of total consolidated revenues, respectively, and contract revenue accounted for approximately 8% of consolidated revenues. During fiscal year 2002, the IMPCO BV, IMPCO Pty, Grupo IMPCO Mexicano and IMPCO Japan subsidiaries accounted for approximately 17%, 4%, 12%, and 2% of total consolidated revenues, respectively, and contract revenue accounted for approximately 9% of consolidated revenues. During fiscal year 2000, 2001, and 2002, General Motors Corporation, and customers associated with the General Motors program, accounted for approximately 16%, 20% and 23%, respectively, of consolidated revenues.

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

IMPCO TECHNOLOGIES, INC.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET

April 30, 2002

	IMPCO	Historical Quantum(1)	Pro Forma Adjustments		Pro forma IMPCO excluding Quantum
ASSETS
Current Assets:
Cash	$10,590,913	$177,414	$15,000,000	(2)	$(4,586,501)
Restricted cash	814,782	—	—		814,782
Accounts receivable, less allowance for doubtful accounts	17,598,668	4,494,328	—		13,104,340
Inventories	28,282,575	9,626,616	—		18,655,959
Deferred tax assets	2,807,677		—		2,807,677
Other current assets	2,322,404	87,713	—		2,234,691

Total current assets	62,417,019	14,386,071	15,000,000		33,030,948
Equipment & leasehold improvements:
Dies, molds and patterns	8,737,763	2,676,537	—		6,061,226
Machinery and equipment	14,413,896	6,381,335	—		8,032,561
Office furnishings and equipment	16,589,511	7,791,009	—		8,798,502
Automobiles and trucks	596,758	181,173	—		415,585
Leasehold improvements	4,808,286	4,428,449	—		379,837

	45,146,214	21,458,503	—		23,687,711
Less accumulated depreciation and amortization	23,281,881	8,039,150	—		15,242,731

Net equipment and leasehold improvements	21,864,333	13,419,353	—		8,444,980
Intangibles arising from acquisitions, net	9,078,745	—	—		9,078,745
Deferred tax assets	29,128,539	—	—		29,128,539
Other assets	960,289	354,000	—		606,289

	$123,448,925	$28,159,424	$15,000,000		$80,289,501

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,001,673	$6,761,294	$—		$5,240,379
Accrued payroll obligations	3,545,817	660,165	—		2,885,652
Other accrued expenses	3,276,237	1,526,231	—		1,750,006
Current lines of credit	8,625,000	8,625,000	(8,625,000	)(2)	8,625,000
Current maturities of long-term debt and capital leases	5,661,632	188,832	—		5,472,800

Total current liabilities	33,110,359	17,761,522	(8,625,000)		23,973,837
Lines of credit	—	—	—		—
Term loans	4,889,962	—	—		4,889,962
Capital leases	503,381	127,355	—		376,026
Minority interest	2,268,093	—	—		2,268,093
Stockholders’ equity:
Preferred stock	—	—	—		—
Common stock	12,622	—	—		12,622
Additional paid-in capital relating to common stock	126,315,507	10,270,547	23,625,000	(2)	92,419,960
Shares held in trust	(321,858)	—	—		(321,858)
Notes receivable from officers	—	—	—		—
Retained earnings (accumulated deficit)	(39,671,014)	—	—		(39,671,014)
Accumulated other comprehensive income	(3,658,127)	—	—		(3,658,127)

Total stockholders’ equity	82,677,130	10,270,547	23,625,000		48,781,583

	$123,448,925	$28,159,424	$15,000,000		$80,289,501

IMPCO TECHNOLOGIES, INC.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

Fiscal Year Ended April 30, 2002

	IMPCO	Historical Quantum (1)	Pro Forma Adjustments		Pro Forma IMPCO excluding Quantum
Revenue:
Product sales	$83,062,040	$15,458,529	$—		$67,603,511
Contract revenue	8,016,777	7,944,766	—		72,011

Net revenue	91,078,817	23,403,295	—		67,675,522

Costs and expenses:
Cost of product sales	70,123,128	25,581,284	—		44,541,844
Research and development expense	38,512,814	32,656,683	—		5,856,131
Selling, general and administrative expense	26,055,228	4,854,656	1,524,364	(2)	19,676,208

Total costs and expenses	134,691,170	63,092,623	1,524,364		70,074,183

Operating loss	(43,612,353)	(39,689,328)	(1,524,364)		(2,398,661)
Interest expense	1,652,817	488,444	—		1,164,373
Interest income	(245,188)	(9,555)	—		(235,633)

Loss before income taxes, minority interest in income of consolidated subsidiaries and dividends	(45,019,982)	(40,168,217)	(1,524,364)		(3,327,401)
Income tax expense (benefit)	(18,007,905)	800	(16,676,144	)(3)	(1,330,961)
Minority interest in income of consolidated subsidiaries	223,971	—	—		223,971

Net loss applicable to common stock	$(27,236,048)	$(40,169,017)	$(15,151,781)		$(2,220,412)

Net loss per share:
Basic	$(2.45)				$(0.20)
Diluted	$(2.45)				$(0.20)

Number of shares used in per share computation:
Basic	11,097,815				11,097,815
Diluted	11,097,815				11,097,815

NOTES TO UNAUDITED PRO FORMA CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

Pro Forma Balance Sheet

1)	Assets and liabilities directly attributable to Quantum at April 30, 2002. Additional paid-in capital represents the net book value of Quantum.

2)	The adjustment to cash represents a $15.0 million cash transfer from IMPCO to Quantum and the adjustment to current lines of credit represents the assumption by IMPCO of the $8.6 million outstanding under the debt facility.

Pro Forma Statement of Operations

1)	Quantum historical operating results for the fiscal year ended April 30, 2002.

2)	Specifically identified portion of corporate general and administrative expense directly attributable to Quantum for the fiscal year ended April 30, 2002. The adjusted amount does not include any portion of expected on-going expenses of IMPCO.

3)	The adjustment to income taxes represents the effect of Quantum research and development credits and operating losses. The effective income tax rate for IMPCO primarily represents the federal statutory rate plus state and foreign income taxes.

CERTIFICATION

I, Robert M. Stemmler, certify that:

1.	I have reviewed this annual report on Form 10-K of IMPCO Technologies, Inc. (“IMPCO”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of IMPCO as of, and for, the periods presented in this quarterly report.

Date: February 5, 2003

/s/ ROBERT M. STEMMLER
Robert M. Stemmler President and Chief Executive Officer

CERTIFICATION

I, Timothy S. Stone, certify that:

1.	I have reviewed this annual report on Form 10-K of IMPCO Technologies, Inc. (“IMPCO”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of IMPCO as of, and for, the periods presented in this quarterly report.

Date:	February 5, 2003

/s/ TIMOTHY S. STONE
Timothy S. Stone Acting Chief Financial Officer and Treasurer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 5, 2003.

IMPCO TECHNOLOGIES, INC.

By:	/s/ ROBERT M. STEMMLER

Name:	Robert M. Stemmler
Title:	Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT M. STEMMLER Robert M. Stemmler	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 5, 2003

/s/ TIMOTHY S. STONE Timothy S. Stone	Acting Chief Financial Officer (Principal Accounting Officer)	February 5, 2003

/s/ NORMAN L. BRYAN Norman L. Bryan	Director	February 5, 2003

/s/ PAUL MLOTOK Paul Mlotok	Director	February 5, 2003

/s/ J. DAVID POWERS III J. David Powers III	Director	February 5, 2003

/s/ DON J. SIMPLOT Don J. Simplot	Director	February 5, 2003

EXHIBIT INDEX

Exhibit No.	Description	Note No.
2.1	Deed of Sale of Business by and among IMPCO Technologies Pty. Limited, as buyer, and Ateco Automotive Pty Limited, as seller, dated as of July 1, 1996.	(7)

2.2	Deed of Release by and among IMPCO Technologies, Inc. and Ateco Automotive Pty Limited dated as of July 1, 1996.	(7)

2.3	Shareholders Agreement for Gas Parts (NSW) Pty Limited by and among IMPCO Technologies Pty. Limited, Gas Parts Pty Limited and Gas Parts (NSW) Pty. Limited, dated as of July 4, 1996.	(7)

3.1	Certificate of Incorporation, as currently in effect.	(28)

3.2	Bylaws adopted July 22, 1998.	(13)

4.1	Stockholders’ Protection Rights Agreement dated as of June 30, 1999 between IMPCO Technologies, Inc. and ChaseMellon Stockholder Services, L.L.C., as Rights Agent.	(12)

10.1	Lease between L-W Income Properties and IMPCO Technologies, Inc. dated May 10, 1989.	(2)

10.2+	1989 Incentive Stock Option Plan.	(3)

10.3+	1991 Executive Stock Option Plan dated November 5, 1991, among AirSensors, Inc., as the Company, and Bertram R. Martin, James J. Mantras and Dale L. Rasmussen, as Optionees.	(4)

10.4	First Amendment to Lease dated April 19, 1993, between L-W Income Properties and IMPCO Technologies, Inc.	(5)

10.5+	1993 Stock Option Plan for Non-employee Directors.	(6)

10.6+	Amendment to 1989 Incentive Stock Option Plan.	(6)

10.7+	1996 Incentive Stock Option Plan.	(8)

10.8+	1997 Incentive Stock Option Plan.	(9)

10.9	Lease between Klein Investments, Family Limited Partnership, as lessor, and IMPCO Technologies, Inc., as lessee, dated August 18, 1997.	(10)

10.10	Amendment dated March 18, 1998 to Loan agreement dated October 7, 1998 between Bank of America National Trust and Savings, as lender, and IMPCO Technologies, Inc., as the borrower.	(10)

10.11	Amendment dated April 29, 1998 to Loan agreement dated October 7, 1998 between Bank of America National Trust and Savings, as lender, and IMPCO Technologies, Inc., as the borrower.	(10)

10.12	Loan Agreement for IMPCO Technologies, B.V. as borrower, and Bank of America National Trust and Savings Association, acting through its Amsterdam branch, as lender, dated as of April 27, 1998.	(10)

10.13	Loan Agreement dated September 11, 1998 between Bank of America National Trust and Savings Association, as lender, and IMPCO Technologies, Inc., as the borrower.	(11)

10.14	Intentionally Omitted.

10.15	Loan Agreement between IMPCO Tech Japan KK, as borrower, and, Hongkong and Shanghai Banking Corporation Ltd., Osaka Branch., as lender, dated as of March 29, 1999.	(13)

10.16+	Employment Agreement dated April 1, 1999, between IMPCO Technologies, Inc., as the Company, and Robert M. Stemmler, as the Employee.	(13)

Exhibit No.	Description	Note No.
10.17	Amended Loan Agreement between IMPCO Technologies, Inc., as borrower and Bank of America N.A. as lender, dated September 13, 1999.	(14)

10.18	Intentionally Omitted.

10.19	Amendment No. 3 to Business Loan Agreement by and between Bank of America, N.A. and IMPCO Technologies, Inc. dated as of June 13, 2000.	(15)

10.20	Lease dated as of March 31, 2000, by and between Braden Court Associates and IMPCO Technologies, Inc.	(16)

10.21	Amendment No. 4 to Business Loan Agreement by and between Bank of America, N.A. and IMPCO Technologies, Inc. dated as of September 12, 2000.	(18)

10.22	Amendment No. 5 to Business Loan Agreement between Bank of America, N.A. and IMPCO Technologies, Inc. dated as of December 13, 2000.	(18)

10.23	Amendment No. 6 to Business Loan Agreement between Bank of America, N.A. and IMPCO Technologies, Inc. dated as of March 12, 2001.	(19)

10.24	Promissory Note Issued by Robert Stemmler to Registrant dated March 15, 2001.	(17)

10.25	Promissory Note Issued by Dale Rasmussen to Registrant dated March 15, 2001.	(17)

10.26	Promissory Note Issued by Syed Hussain to Registrant dated March 15, 2001.	(17)

10.27	Security Agreement and Agreement Not to Exercise Options entered into between Robert Stemmler and Registrant dated March 15, 2001.	(17)

10.28	Security Agreement and Agreement Not to Exercise Options entered into between Dale Rasmussen and Registrant dated March 15, 2001.	(17)

10.29	Security Agreement and Agreement Not to Exercise Options entered into between Syed Hussain and Registrant dated March 15, 2001.	(17)

10.30	Deed of Trust Executed by Dale Rasmussen regarding personal residence.	(17)

10.31†	Corporate Alliance Agreement dated June 12, 2001 between Quantum Technologies Worldwide, Inc. and General Motors Corporation.	(21)

10.32	Master Technical Agreement dated June 12, 2001 between Quantum Technologies Worldwide, Inc. and General Motors Corporation.	(21)

10.33	Stock Transfer Agreement dated June 12, 2001 between Quantum Technologies Worldwide, Inc. and General Motors Corporation.	(21)

10.34	Registration Rights Agreement dated June 12, 2001 between Quantum Technologies Worldwide, Inc. and General Motors Corporation.	(21)

10.35	Amended and Restated Business Loan Agreement dated as of April 30, 2001 among the Registrant, Quantum Technologies, Inc. and Bank of America, N.A.	(28)

10.36+	2000 Incentive Stock Option Plan.	(20)

10.37	IMPCO and GM Teaming Agreement dated July 30, 1997 by the Registrant and General Motors Corporation.	(22)

10.38	Amendment No. 1 to Amended and Related Business Loan Agreement, dated as of September 5, 2001, among Bank of America, N.A., the Registrant and Quantum Technologies, Inc.	(23)

10.39	Amendment No. 2 to Amended and Restated Business Loan Agreement, dated as of October 8, 2001, among Bank of America, N.A., the Registrant and Quantum Technologies, Inc.	(24)

Exhibit No.	Description	Note No.
10.40	Amendment No. 3 to Amended and Restated Business Loan Agreement, dated as of November 9, 2001, among Bank of America, N.A., the Registrant and Quantum Technologies, Inc.	(24)

10.41	Amendment No. 4 to Amended and Restated Business Loan Agreement, dated as of December 12, 2001, among Bank of America, N.A., the Registrant and Quantum Technologies, Inc.	(24)

10.42	Common Stock and Warrants Purchase Agreement, dated January 11, 2002.	(25)

10.43	Registration Rights Agreement, Dated January 11, 2002.	(25)

10.44	Form of Stock Purchase Warrant, Dated January 11, 2002.	(25)

10.45	Amendment No. 5 to Amended and Restated Business Loan Agreement, dated as of January, 2002, among Bank of America, N.A., the Registrant and Quantum Technologies, Inc.	(26)

10.46	Amendment No. 6 to Amended and Restated Business Loan Agreement, dated as of January 31, 2002, among Bank of America, N.A., the Registrant and Quantum Technologies, Inc.	(26)

10.47	Amendment No. 7 to Amended and Restated Business Loan Agreement, dated as of February 28, 2002, among Bank of America, N.A., the Registrant and Quantum Fuel Systems Technologies Worldwide, Inc.	(26)

10.48	Stock Purchase Agreement, dated May 3, 2002.	(27)

10.49	Amendment No. 8 to Amended and Restated Business Loan Agreement, dated as of March 31, 2002, among Bank of America, N.A., the Registrant and Quantum Fuel Systems Technologies Worldwide, Inc.	(1)

10.50	Amendment No. 9 to Amended and Restated Business Loan Agreement, dated as of April 30, 2002, among Bank of America, N.A., the Registrant and Quantum Fuel Systems Technologies Worldwide, Inc.	(1)

10.51	Second Amended and Restated Business Loan Agreement, dated June 24, 2002, between Bank of America, N.A., and the Registrant.	(1)

10.52	Employment Agreement dated April 1, 2002, between the Registrant and Robert M. Stemmler.	(1)

10.53	Employment Agreement dated April 1, 2002, between the Registrant and W. Brian Olson.	(1)

10.54	Employment Agreement dated April 1, 2002, between the Registrant and Dale L. Rasmussen.	(1)

10.55	Contribution and Distribution Agreement between the Registrant and Quantum Fuel Systems Technologies Worldwide, Inc., dated July 23, 2002.	(29)

10.56	Tax Allocation and Indemnification Agreement between the Registrant and Quantum Fuel Systems Technologies Worldwide Inc., dated July 23, 2002.	(29)

10.57	Transition Services Agreement between the Registrant and Quantum Fuel Systems Technologies Worldwide, Inc., dated July 23, 2002.	(29)

10.58	Employee Benefit Matters Agreement between the Registrant and Quantum Fuel Systems Technologies Worldwide, Inc., dated July 23, 2002.	(29)

10.59	Lease dated July 18, 2001 by and between Property Reserve, Inc. and the Registrant.	(1)

Exhibit No.	Description	Note No.
21.1	Subsidiaries of the Company.	(1)

23.1	Consent of Ernst & Young LLP.	(1)

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350.	(1)

99.2	Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. §1350.	(1)

(1)	Filed herewith.
(2)	Intentionally omitted.
(3)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1989.
(4)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1990.
(5)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1992.
(6)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1993.
(7)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1994.
(8)	Incorporated by reference to the Registrant’s Form 8-K/A dated July 1, 1996.
(9)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1997.
(10)	Incorporated by reference to the Registrant’s Proxy Statement for fiscal year 1997.
(11)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1998.
(12)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended October 31, 1998.
(13)	Incorporated by reference to the Registrant’s Form 8-K dated June 30, 1999.
(14)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1999.
(15)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended December 7, 1999.
(16)	Incorporated by reference to the Registrant’s Form S-3/A (File No. 333-34366), filed with the Commission on June 14, 2000.
(17)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 2000.
(18)	Incorporated by reference to the Registrant’s Form 8-K dated March 26, 2001.
(19)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended October 31, 2000.
(20)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended January 31, 2001.
(21)	Incorporated by reference to the Registrant’s Proxy Statement for fiscal year 2000.
(22)	Incorporated by reference to the Registrant’s Form S-3/A (File No. 333-63726), filed with the Commission on July 9, 2001.
(23)	Incorporated by reference to the Registrant’s Form S-3 (File No. 333-34366), filed with the Commission on April 7, 2000.
(24)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended July 31, 2001.
(25)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended October 31, 2001.
(26)	Incorporated by reference to the Registrant’s Form 8-K filed on January 11, 2002.
(27)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended January 31, 2001.
(28)	Incorporated by reference to the Registrant’s Form 8-K filed on May 10, 2002.
(29)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 2001.
(30)	Incorporated by reference to the Form 10-K filed by Quantum Fuel Systems Technologies, Inc., for fiscal year 2002.
+	Management contract or compensatory plan or arrangement.
†	Certain information in this exhibit has been omitted and filed separately with The Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.