Form 10-Q/A
period 2002-10-31
IMPCO TECHNOLOGIES INC
filed 2003-02-05
CIK 790708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

16,451,506 shares of Common Stock, $.001 par value per share.

IMPCO TECHNOLOGIES, INC.

INDEX

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Condensed consolidated balance sheets – April 30, 2002 and October 31, 2002	3
Condensed consolidated statements of operations – Three and six months ended October 31, 2001 and October 31, 2002	5
Condensed statement of stockholders’ equity – Six months ended October 31, 2002	6
Condensed consolidated statements of cash flows – Six months ended October 31, 2001 and October 31, 2002	7
Notes to condensed consolidated financial statements – October 31, 2002	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosure of Market Risk
Item 4. Controls and Procedures	23
Part II. Other Information
Item 2. Changes in Securities and Use of Proceeds	23
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8–K	23
Certifications	24
Signatures	26
Exhibit Index

PART I–FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

IMPCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

April 30, 2002 and October 31, 2002

	April 30, 2002	October 31, 2002
		Unaudited

ASSETS
Current assets:
Cash	$10,413,500	$1,855,776
Restricted cash	814,782	2,869,376
Accounts receivable, net	13,104,340	14,645,715
Inventories:
Raw materials and parts	7,724,386	8,712,475
Work-in-process	236,471	331,411
Finished goods	10,695,102	7,358,792

Total inventories	18,655,959	16,402,678
Deferred tax assets	2,807,677	2,817,752
Other current assets	2,234,690	2,113,394
Current assets from discontinued operation	14,386,071	—

Total current assets	62,417,019	40,704,691
Equipment and leasehold improvements
Dies, molds and patterns	6,061,225	6,310,468
Machinery and equipment	8,032,561	6,166,840
Office furnishings and equipment	8,798,502	8,053,742
Automobiles and trucks	415,585	371,936
Leasehold improvements	379,838	3,756,523

	23,687,711	24,659,509
Less accumulated depreciation and amortization	15,242,731	15,957,964

Net equipment and leasehold improvements	8,444,980	8,701,545
Net goodwill and intangibles	9,078,745	9,078,745
Deferred tax assets	29,128,539	30,455,138
Other assets	606,289	2,992,642
Non-current assets from discontinued operation	13,773,353	—

	$123,448,925	$91,932,761

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

IMPCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

Six Months Ended October 31, 2002

	Common Shares (000)	Common Stock	Additional Paid-In Capital	Shares Held in Trust for Deferred Comp Plan	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance, April 30, 2002	12,623	$12,622	$126,315,507	$(321,858)	$(39,671,014)	$(3,658,127)	$82,677,130
Issuance of common stock	1,500	1,500	17,301,967	—	—	—	17,303,467
Issuance of stock resulting from exercise of stock options	19	20	156,530	—	—	—	156,550
Stock repurchases for shares held in trust	—	—	—	(22,428)	—	—	(22,428)
Net loss	—	—	—	—	(2,934,392)	—	(2,934,392)
Foreign currency translation adjustments	—	—	—	—	—	625,489	625,489
Spin-off of Quantum subsidiary	—	—	(32,013,977)	—	—	—	(32,013,977)
Unrealized loss on derivative instrument	—	—	—	—	—	(9,732)	(9,732)

Balance, October 31, 2002	14,142	$14,142	$111,760,027	$(344,286)	$(42,605,406)	$(3,042,370)	$65,782,107

IMPCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

Six Months Ended October 31, 2001 and 2002

	October 31, 2001	October 31, 2002
Net cash provided by (used in) operating activities from continuing operations	$(9,633,771)	$615,945

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(1,834,302)	(1,349,339)
Business acquisition cost	—	(1,757,237)
Purchase of intangible assets	(82,577)	—
Disposal of equipment	—	4,430

Net cash used in investing activities	(1,916,879)	(3,102,146)

Cash flows from financing activities:
Increase (decrease) in borrowings under lines of credit	6,542,966	(4,189,982)
Proceeds (payments) on term loans	368,442	(951,815)
Payments to acquire shares held in trust	(150,175)	(22,428)
Proceeds from issuance of common stock	1,808,917	17,481,573
Receipt of notes receivable from officers	3,913,854	—
Increase in restricted cash	(227,982)	(2,017,975)

Net cash provided by financing activities	12,256,022	10,299,373
Net cash provided by continuing operations	705,372	7,813,172
Net cash used in discontinued operation	(14,345,069)	(16,371,013)
Translation adjustment	7,180	117

Net decrease in cash and cash equivalents	(13,632,517)	(8,557,724)
Cash and cash equivalents at beginning of period	16,591,415	10,413,500

Cash and cash equivalents at end of period	$2,958,898	$1,855,776

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

The condensed balance sheet at April 30, 2002 has been derived from the audited financial statements at that date and is adjusted to present the assets and liabilities of its previously wholly-owned subsidiary Quantum Fuel Systems Technologies Worldwide, Inc. (“Quantum”) as discontinued, and to reflect all assets and liabilities based on their natural classification (not netted) as required by Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”, adopted in fiscal 2003. In addition, the unaudited consolidated financial statements for the three and six months ended October 31, 2002 present the operating results of Quantum as a discontinued operation (see Note 3). Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation.

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

For the three and six months ended October 31, 2002, options to purchase approximately 1,996,000 and 2,028,000 shares, respectively, of common stock and stock warrants were not included in the computation of diluted net income per share, as the effect would be antidilutive. For the three and six months ended October 31, 2001, options to purchase approximately 1,389,000 and 747,000 shares of common stock, respectively, were outstanding and were excluded from the computation of diluted net income per share, as the effect would be antidilutive.

5)    COMPREHENSIVE LOSS

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

6)    BUSINESS SEGMENT INFORMATION

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

The Company recognizes revenue for product sales when title is transferred, ordinarily when products are shipped, and management is reasonably assured of collectability. Corporate expenses represent a sub-category of selling, general and administrative expense. Corporate expenses consist of general and administrative expense incurred at the corporate level and, prior to May 1, 2002, included the amortization of goodwill and other intangible assets. Intersegment eliminations are primarily the result of intercompany sales from the Gaseous Fuel Products division to International Operations. End markets for the Company’s products include the transportation, material handling, and industrial and power generation industries.

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

8)	PROSPECTIVE BUSINESS ACQUISITION

On October 3, 2002 the Company entered into an option agreement that, if exercised, would permit it to acquire 50% of the outstanding equity interest of B.R.C. Societa a Responsibilita Limitata, an Italian limited liability company (“BRC”) that, through a wholly owned subsidiary, supplies alternative fuel products and systems to be used in automobiles. As consideration for the option, the Company (i) made a non-refundable US$1,500,000 payment to the BRC equity holders on October 3, 2002, which is included in other assets, and (ii) issued to the BRC equity holders 2,309,470 shares (the “BRC Shares”) of common stock on November 29, 2002. The BRC equity holders are four adult individual residents of the Republic of Italy, each of whom is believed to be an accredited investor. The Company issued the BRC Shares in reliance on Regulation S under the Securities Act of 1933, as amended, and in reliance on the exemption from registration afforded to private placement transactions under Section 4(2) of the Securities Act. The BRC Shares are subject to a lockup agreement providing that 1,662,818, or 72%, of those shares may not be resold until certain dates commencing on August 1, 2004. The option agreement as initially structured required the Company to give the BRC equity holders notice of its intent to exercise on or before January 15, 2003, and to pay the first installment of the exercise price on or before January 31, 2003. The first installment of the exercise price amounts to US$4,250,000 plus €1,050,000. The Company subsequently entered into an amendment that requires it to give notice on or before February 17, 2003 of intent to exercise, and to pay the first installment on or before March 4, 2003. If the option is exercised, the Company will be required to pay an additional installment of US$7,000,000 (subject to reduction if certain conditions are not met with respect to BRC’s accounts receivables collections) on or before September 30, 2003.

9)	STOCKHOLDERS’ EQUITY

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations that follows, contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and assumptions. We use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, the following: we may be unable to raise additional capital necessary to fund our operations and capitalize on market opportunities; our business depends on the growth of the alternative fuel market, particularly in international markets; we may not be able to meet the terms and conditions of the Bank of America long-term financing arrangement; our recent spin-off of Quantum Fuel Systems Technologies Worldwide, Inc. (“Quantum”) is subject to tax risks for us and our stockholders, including restrictions on our issuance of equity securities in order to maintain the tax-free status of the spin-off; we face significant competition, which could decrease our revenue and market share; we face risks of operating internationally, including potential foreign currency exposure, difficulty and expense of complying with foreign laws and regulations and political instability; new technologies could render our products obsolete; we may be unable to adequately protect our intellectual property rights; we depend on third-party suppliers to supply materials and components for our products; we may be subject to increased warranty claims due to lengthened warranty periods being offered by our OEM customers; the market for our products could be adversely affected by changes in environmental and other policies and regulations; we may be subject to litigation if our stock price is volatile; and changes in general economic conditions could materially affect our results of operations. This list of factors is not intended to be exhaustive. Reference should also be made to the factors set forth from time to time in our SEC reports, including but not limited to, those set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2002 and our Form S-3 Registration Statement filed on December 20, 2002, as subsequently amended. You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of this Quarterly Report on Form 10-Q.

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

Prospective Business Acquisition.  On October 3, 2002 we entered into an option agreement that, if exercised, would permit us to acquire 50% of the outstanding equity interest of B.R.C. Societa a Responsibilita Limitata, an Italian limited liability company (“BRC”) that, through a wholly owned subsidiary, supplies alternative fuel products and systems to be used in automobiles. As consideration for the option, we (i) paid to the BRC equity holders US$1,500,000 in cash on October 3, 2002 and (ii) issued to the BRC equity holders 2,309,470 shares (the “BRC Shares”) of our common stock on November 29, 2002, subsequent to the period covered by this report. The BRC equity holders are four adult individual residents of the Republic of Italy, each of whom we believe is an accredited investor. We issued the BRC Shares in reliance on Regulation S under the Securities Act of 1933, as amended, and in reliance on the exemption from registration afforded to private placement transactions under Section 4(2) of the Securities Act. The BRC Shares are subject to a lockup agreement providing that 1,662,818, or 72%, of those shares may not be resold until certain dates commencing on August 1, 2004. The option agreement as initially structured required us to give the BRC equity holders notice of our intent to exercise on or before January 15, 2003, and to pay the first installment of the exercise price on or before January 31, 2003. The first installment of the exercise price amounts to US$4,250,000 plus €1,050,000. Subsequent to the period covered by this report, we entered into an amendment that requires us to give notice on or before February 17, 2003 of intent to exercise, and to pay the first installment on or before March 4, 2003. If the option is exercised, we will be required to pay an additional installment of US$7,000,000 (subject to reduction if certain conditions are not met with respect to BRC’s accounts receivables collections) on or before September 30, 2003.

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

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

We recognize revenue on product sales when title is transferred, ordinarily when goods are shipped, and when management is reasonably assured of collectability. The costs of shipping and handling, when incurred, are recognized in the cost of goods sold. We expense all research and development when incurred.

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

LIQUIDITY AND CAPITAL RESOURCES.

We use cash generated from our operations, bank financings and sales of our equity securities to fund capital expenditures and research and development, as well as to invest in and operate our existing operations and new businesses. We currently anticipate that we will require additional sources of financing in the short-term in order to fully support our planned operations and in the long-term to invest in business opportunities, including the completion of our proposed combination with BRC. These additional sources of financing may include bank borrowings or public or private offerings of equity or debt securities. We cannot assure you that additional sources of financing will be available on acceptable terms, if at all. If additional sources of financing are not available, we will be unable to invest in potential high-growth opportunities. Additionally, if economic conditions significantly deteriorate, we would implement measures to conserve cash and reduce costs, potentially including curtailing our research and development activities and in extreme or protracted circumstances, we may be forced to scale back other aspects of our business.

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

Net cash flows provided by financing activities totaled $10.3 million in the six months ended October 31, 2002 as compared to $12.3 million for the comparable period of fiscal 2002. The cash provided by financing activities in the current fiscal year resulted mainly from a $17.5 million equity offering that was partially offset by $1.5 million payments on term loans, a net reduction of approximately $3.4 million under our line of credit, and an increase of approximately $2.0 million in restricted cash related to collateralized cash balances under our line of credit. Cash used by the discontinued operation was $16.4 million in the six months ended October 31, 2002 as compared to $14.3 million in the corresponding period of fiscal 2002.

At October 31, 2002, approximately $5.5 million was outstanding under our revolving line of credit with Bank of America. In June 2002, the credit facility with Bank of America was amended to reduce the available line of credit from $9.5 million to $8.0 million by June 30, 2002 and to $7.0 million by September 30, 2002. The amendment also extended the maturity date of the Company’s line of credit and term loans to May 31, 2003. In addition, the amended facility also provides for a $1.0 million non-revolving line of credit for future capital expenditures. The Bank of America facility contains covenants that require us to satisfy certain financial tests, including a funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio, debt service coverage, and current ratio beginning with the fiscal quarter ending July 31, 2002. Bank of America waived the funded debt to EBITDA and debt service coverage ratios for the period ending October 31, 2002. As of October 31, 2002, as a result of obtaining this waiver from the bank, we were in compliance with all covenants and conditions under the credit facility. The Bank of America credit facility is secured by substantially all of the Company’s assets. While our non-revolving capital expenditure line expires on May 31, 2003, we have the option to convert it to a term loan, requiring quarterly principal reductions, which would extend the maturity date to March 31, 2005.

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

As discussed above under Recent Developments—Prospective Business Acquisition, on October 3, 2002 we entered into an option agreement that would, if exercised, permit us to acquire 50% of the outstanding equity interest of BRC. At the time we entered into the agreement we made a nonrefundable cash payment of US$1,500,000 and shortly thereafter issued 2,309,470 shares of our common stock to the BRC equity holders. If we exercise the option, we will be required to make two additional cash payments. The first of these, amounting to US$4,250,000 plus €1,050,000, or approximately US$5,279,000 based upon the exchange rate in effect at October 31, 2002, initially was required to be paid on or before January 31, 2003. The due date for the first exercise payment was subsequently extended to March 4, 2003. The second payment amounts to US$7,000,000 (subject to reduction if certain conditions are not met with respect to BRC’s accounts receivable collections) and is payable on or before September 30, 2003. In order to exercise the option, we will be required to raise significant capital to pay the exercise price. We are exploring a number of financing alternatives, and can make no assurance that capital will be available on suitable terms, or at all. If financing is not arranged we may be required to write-off amounts previously capitalized. Moreover, even if sufficient capital becomes available, we anticipate that the cost of funds may be high owing in part to the prevailing economic and market conditions. Any such financing thus may adversely affect our cash flow and results of operations. The same impact, potentially on a more significant scale, may occur in the third quarter of 2003 because of our obligation to make the final installment payment of US$7,000,000.

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

ITEM 4.    CONTROLS AND PROCEDURES

Within 90 days prior to the date of this amended quarterly report on Form 10-Q/A, the Company carried out an evaluation under the supervision of management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. There were no significant changes to the Company’s internal controls or in other factors that could significantly affect such internal controls subsequent to the date that the Company carried out its evaluation.

PART II – OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

On October 3, 2002 we entered into an option agreement that, if exercised, would permit us to acquire 50% of the outstanding equity interest of B.R.C. Societa a Responsibilita Limitata, an Italian limited liability company (“BRC”) that, through a wholly owned subsidiary, supplies alternative fuel products and systems to be used in automobiles. As consideration for the option, we (i) paid to the BRC equity holders US$1,500,000 in cash on October 3, 2002 and (ii) issued to the BRC equity holders 2,309,470 shares (the “BRC Shares”) of our common stock on November 29, 2002, subsequent to the period covered by this report. The BRC equity holders are four adult individual residents of the Republic of Italy, each of whom we believe is an accredited investor. We issued the BRC Shares in reliance on Regulation S under the Securities Act of 1933, as amended, and in reliance on the exemption from registration afforded to private placement transactions under Section 4(2) of the Securities Act. The BRC Shares are subject to a lockup agreement providing that 1,662,818, or 72%, of those shares may not be resold until certain dates commencing on August 1, 2004. The option agreement as initially structured required us to give the BRC equity holders notice of our intent to exercise on or before January 15, 2003, and to pay the first installment of the exercise price on or before January 31, 2003. The first installment of the exercise price amounts to US$4,250,000 plus €1,050,000. Subsequent to the period covered by this report, we entered into an amendment that requires us to give notice on or before February 17, 2003 of intent to exercise, and to pay the first installment on or before March 4, 2003. If the option is exercised, we will be required to pay an additional installment of US$7,000,000 (subject to reduction if certain conditions are not met with respect to BRC’s accounts receivables collections) on or before September 30, 2003.

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

IMPCO TECHNOLOGIES, INC.

Date: February 5, 2002	By:	/s/ TIMOTHY S. STONE
Timothy S. Stone Acting Chief Financial Officer and Treasurer [Authorized Signatory]

EXHIBIT INDEX

Exhibit No.	Description

2.4	Option Agreement between IMPCO Technologies, Inc. and the controlling shareholders of B.R.C. Societae a Responabilita Limitata of Italy, dated as of October 3, 2002. *

10.60	The 2002 Stock Option Plan for Employees (2)

10.61	The 2002 Stock Option Plan for Nonemployee Directors (3)

10.62	Amendment No. 1 to Second Amended and Restated Business Loan Agreement between IMPCO Technologies, Inc., as borrower, and Bank of America, N.A., as lender, dated as of December 10, 2002. *

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350 (Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002). (1)

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350 (Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002). (1)

(1)	Filed herewith.
(2)	Incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed with Securities Exchange Commission on October 18, 2002.
(3)	Incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A filed with Securities Exchange Commission on October 18, 2002.
*	Previously filed.