Form 10-KT
period 2002-12-31
IMPCO TECHNOLOGIES INC
filed 2003-04-15
CIK 790708

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from May 1, 2002 to December 31, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this  Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of October 31, 2002 was approximately $52.0 million based upon the closing sale price of the Registrant’s Common Stock on such date, as reported on the Nasdaq National Market.

As of March 31, 2003, the Registrant had 16,433,202 shares of Common Stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Transition Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and assumptions. We use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors” and elsewhere in this Transition Report. You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of this Transition Report.

PART I

Item 1.    Business.

Overview

We design, manufacture and supply advanced systems that store gaseous fuels and monitor and control the pressure and flow of those fuels for use in internal combustion engines. Our components and systems enable internal combustion engines to operate on natural gas or propane. Our products improve efficiency, enhance power output, and reduce emissions by electronically sensing and regulating the proper proportion of fuel and air required by the internal combustion engine. Additionally, we have extensive engineering, design and systems integration experience with our customers’ requirements for product performance, durability and physical configuration. Based on over 44 years of technology development and expertise in producing cost-effective, safe and durable fuel technology systems, we believe we are positioned to provide enabling products and technologies in the rapidly expanding alternative fuel industry.

Our customers use our components and systems on engines ranging from one to 4,000 horsepower. We provide gaseous fuel components and systems to the transportation market and the industrial market, which includes the material handling and stationary and portable power generation markets.

A number of original equipment manufacturers, or OEMs, in the automotive, industrial and power generation industries, who are our customers, are developing alternative clean power systems using clean burning gaseous fuels, which decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions in internal combustion engines. We offer the following products, kits and systems to these customers:

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

Our periodic and current reports are available, free of charge, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC, on our website: www.impco.ws. Contents of our website are not incorporated into this report nor are they filed with or furnished to the SEC.

We were incorporated in Delaware in 1985 after having provided automotive and alternative fuel solutions in a variety of organizational structures since 1959.

Net consolidated revenues for the eight-month period ended December 31, 2002 were approximately $46.4 million with a net loss of approximately $28.4 million. As discussed below in greater detail, on July 23, 2002 we spun off our Quantum division to our stockholders by distributing one share of Quantum Fuel Systems Technologies Worldwide, Inc. (“Quantum”), common stock for every share of IMPCO common stock to holders of record as of July 5, 2002. Since July 23, 2002 we no longer own any interest in Quantum, and we are no longer involved in developing and marketing fuel cell technologies, although we have entered into a three-year strategic alliance agreement with Quantum, discussed below, under which we and Quantum may use jointly developed technologies in our respective markets. Our net loss for the eight month period ended December 31, 2002, excluding the effects of our spun off Quantum subsidiary, was approximately $25.3 million, which includes a $24.0 million provision to establish a valuation allowance for deferred tax assets that are unlikely to be utilized in the next three years. Readers should note that financial data reported in filings before the end of our first fiscal quarter on July 31, 2002 may not present a meaningful comparison with financial data reported in subsequent periods because in periods ending after that date Quantum will be reported in discontinued operations.

Recent Developments

Quantum Spin-off.

Historically, we organized our business into two operating divisions: the Gaseous Fuel Products division and the Quantum Technologies Worldwide division. On July 23, 2002, we completed the distribution and spin-off of our Quantum division by distributing one share of Quantum common stock for every share of IMPCO common stock held on the July 5, 2002 record date. As a result of this spin-off we no longer hold any interest in Quantum and we are no longer involved in developing and marketing fuel cell enabling technologies. However, we have entered into a strategic alliance with Quantum to use jointly developed technologies in our respective markets.

Several business purposes underlie the Quantum spin-off. In particular, Quantum desired to enhance its access to the capital markets by, among other things, allowing the financial community to focus separately on Quantum. We believe the separation of our businesses and the establishment of Quantum as an independent company will allow management and the financial community to focus on IMPCO’s traditional business, the alternative fuel market. We believe the spin-off will enable us to realize our growth strategy as a separate,  stand-alone entity, based on our core business, prospective capitalization and financing requirements, acquisition strategies, working capital requirements, and results of operations.

We have included a discussion on the Quantum reporting segment in the Management Discussion and Analysis section since the financial results of Quantum were included in the transition period ended December 31, 2002 and the fiscal years ended April 30, 2002, 2001 and 2000 consolidated results of operations. As a result of the spin-off of Quantum, we have reported Quantum as a discontinued operation. During the transition period, beginning May 1, 2002 and ending December 31, 2002, our loss from discontinued operations was approximately $3.1 million.

Capital Transactions.

On May 8, 2002 we sold 1,500,000 shares of our common stock to institutional and accredited investors at a purchase price of $12.50 per share, which yielded gross proceeds of $18.75 million. We initially expected to use the proceeds of this offering for potential acquisitions, debt repayment, and general corporate purposes; however, owing to a delay in effecting the Quantum spin-off, we used a portion of these proceeds to fund Quantum’s continuing operations until the spin-off was complete.

On October 3, 2002 we entered into an option agreement that, if exercised, would permit us to acquire 50% of the currently outstanding equity interests of B.R.C. Societá a Responsabilitá Limitata, an Italian limited liability company (“BRC”). As consideration for the option, we (i) paid to the BRC equity holders US$1,500,000 in cash on October 3, 2002 and (ii) issued to the BRC equity holders 2,309,470 shares of common stock on November 29, 2002, which equals approximately 16% of our outstanding common stock on a pre-transaction basis. The shares were issued in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Regulation S, and on the exemption from registration afforded to private placements under Section 4(2) of the Securities Act. Of the shares issued to the BRC equity holders, 1,662,818, or 72%, are subject to a lockup agreement that restricts their resale until certain dates beginning in August 2004. The following table presents the relevant expiration dates and number of shares as to which the lockup agreement expires.

Date	Shares Available for Sale
August 1, 2004	277,691
February 1, 2005	460,601
August 1, 2005	460,601
February 1, 2006	463,925

To exercise the option, we initially were required to give BRC a written notice between January 1 and January 15, 2003, and to pay the BRC equity holders an additional US$4,250,000 plus €1,250,000 in cash no later than January 31, 2003. We also would be required to pay an additional US$7,000,000 (subject to reduction if certain conditions are not met with respect to BRC’s accounts receivable collections) before September 30, 2003. We and the BRC equity holders subsequently agreed to extend the notice date to February 17, 2003 and the exercise date to April 18, 2003. We gave the required notice on February 13, 2003 and are currently are exploring various alternatives to finance both the April 2003 and September 2003 payments of the exercise price. If we are unable to obtain financing to pay the required April payment, the BRC equity holders would retain the cash portion of the purchase price paid through March 31, 2003, amounting to approximately $3.8 million and would be required to return the 2,309,470 shares of common stock.

Change in fiscal year.

Our fiscal year has traditionally ended on April 30, and our fiscal quarters on July 31, October 31 and January 31. On November 14, 2002 we changed our fiscal year so that effective January 1, 2003 our fiscal year will be the calendar year. As a result, we filed a Quarterly Report on Form 10-Q on December 16, 2002 for the quarterly period ended October 31, 2002, and this transition report on Form 10-K covers the transitional period from May 1, 2002 through December 31, 2002.

Alternative Fuel Industry

Overview.

We focus on the alternative fuel industry. Three independent market factors—economics, energy independence and environmental concerns—are driving the development of alternative fuel industry technology and markets. We believe the historic price differential between propane or natural gas and gasoline drives the economics of the alternative fuel market. The price of clean fuels such as natural gas or propane are typically 40% to 60% that of traditional liquid fuels such as gasoline. By converting an internal combustion engine to run on propane or natural gas customers can capitalize on the fuel price differential and reduce harmful vehicle emissions.

End users typically can recoup the cost of the conversion within six to eighteen months, depending on the fuel cost disparity prevailing at the time. Transportation companies in various countries, including Australia, Mexico, India and China, are also taking advantage of these economics.

Among our most active customers are taxi companies, transit and shuttle bus companies, and delivery fleets such as Coca Cola, Frito-Lay, Pepsi Cola and United Parcel Service. Small and large industrial engine users in the power generation market capitalize on the cost benefits of using alternative fuels and their low-pollutant capabilities. For example, forklift users often operate equipment indoors where toxic emissions are a concern. In all these situations, it is relatively easy to establish centralized fueling stations. Because of the global price differential in favor of gaseous fuels compared to gasoline, their availability in third-world markets and their lower pollutants, the alternative fuel industry market potential is growing rapidly. Approximately 60% of our revenues are derived from sales outside the United States, of which Mexico accounted for 26% of sales and Europe accounted for 23% of sales for the eight-month transition period ended December 31, 2002.

In addition to economics, energy independence is a significant driver for the alternative fuel market. Many countries have significant natural gas reserves and seek to use alternative fuels to reduce their dependence on imported oil and reduce their unfavorable balance of payments. Natural gas is generally consumed domestically since it is difficult to transport internationally in a gaseous state and liquefying natural gas tends to be costly. Implementing OEM alternative fuel vehicles that operate on natural gas or propane can lessen the demand for gasoline. For example, the Egyptian and Chinese governments realized that rather than relying solely on petroleum for its transportation needs, each could use natural gas in vehicles to free some of its oil production for export.

Governmental emission regulations, which support the use of clean burning alternative fuels, are also expanding industry growth. The negative environmental impact associated with liquid fossil fuels further increases the demand for systems that use clean burning fuels. Internal combustion engines are a major source of air pollution, which has led to increased government regulation and oversight on vehicle and industrial engine emissions. The U.S. Department of Energy estimates that conventional motor vehicles fueled with natural gas emit 80% less carbon monoxide and nitrogen oxide than vehicles fueled by reformulated gasoline. Most major international cities are experiencing significant pollution from gasoline and diesel emissions. These cities also have the largest concentrations of fleet operators, and many of these cities are taking steps to reduce emissions, typically by implementing natural gas or propane-fueled vehicles. For example, in Mexico City the government has taken steps such as prohibiting the use of certain vehicles on designated days of the week.

In the United States, legislative and administrative policies such as the Comprehensive National Energy Strategy, the Clean Air Act Amendments of 1990; the Energy Policy Act of 1992; and the Organization for Economic Cooperation and Development (OECD) Environmental Committee’s Report on Environmentally Sustainable Transport provide goals for energy efficiency and coupled with the Environmental Protection Agency and the California Air Resource Board’s Large Spark Ignited Off-Highway Emission regulation for industrial equipment afford strict emission standards and promote the development and implementation of alternative fuels and related technologies. All states, including California, Massachusetts, New York and Texas, have also adopted legislation targeted at reducing harmful emissions from motor vehicles, industrial equipment, industry and consumer products. In addition, several countries, including Argentina, Canada, China, Colombia, Egypt, France, Germany, Greece, India, Italy, Mexico, Russia and the United Kingdom, have enacted air pollution regulations or programs favoring the use of alternative fuels, including gaseous fuels such as  low-carbon content propane and natural gas.

Markets.

IMPCO is directly involved in three key-energy use market segments (transportation, industrial equipment and power generation equipment), which have seen growth in the use of clean-burning gaseous fuels in association with other lower-emission fuel-components.

Transportation.    According to the most recent statistics from the World LP Gas Association, the International Association for Natural Gas Vehicles (IANGV) and the European Natural Gas Association, there are over 5.7 million gaseous fuel vehicles in use worldwide: either for personal mobility, fleet conveyance or public transportation. As the world’s vehicle population increases from 800 million to over 1.3 billion by 2020, most growth will occur in developing countries within Asia, North Africa, and areas of the Middle East. These regions currently have the lowest ratio of vehicles per one thousand people, and are slated to grow rapidly over the next ten years as economic improvements stimulate personal vehicle ownership.

The Energy Information Administration of the U.S. Department of Energy, the World Bank, the Office of Economic and Community Development, the fifteen countries of the European Union (EU15) and the Asian Development Bank suggests that interest in expanding the use of alternative fuel vehicles is mounting in many parts of the developed and developing world. Growth projections, reported by the Energy Information Administration and the IANGV in comparison with current data available from the European Natural Gas Vehicle Association, indicate that over two million additional alternative fuel vehicles will be introduced worldwide by 2010. In Europe, alternative fuel vehicles have rapidly penetrated the transportation market. The European Union’s four largest natural gas-consuming members, the United Kingdom, Germany, France, and Italy, all have introduced incentives for gaseous-fueled vehicles. The European Union has established a target to replace 20% of their liquid fueled vehicles with gaseous fuels by 2020. The Mexican Regulatory Commission of Energy estimates that Mexico will be able to increase the use of natural gas vehicles from 2,000 in 2000 to 100,000 by 2008.

The Asia region is emerging as a significant growth market for alternative fuel vehicles. China, already the world’s second-largest energy consumer, will continue to grow in importance on world energy markets as strong economic growth drives up demand.

Industrial.    Equipment such as forklifts, aerial platforms, sweepers, turf equipment, light-duty construction equipment, mobile wood-processing equipment and other mobile industrial equipment have long been the workhorses of developed countries, and are a significant portion of IMPCO’s global activities. With developed countries such as the United States and the EU15 seeking a broader incorporation of emission sources in an attempt to further reduce air pollution, many countries have and will legislate emission standards for this type of equipment. In the United States, the Environmental Protection Agency has enacted emission regulations for industrial off-highway equipment starting in 2004 that follows suit with California’s Large Spark Ignited mobile off-highway emission regulation initiated in 2001.

In North America alone there are more than 100,000 pieces of industrial equipment manufactured each year that use internal combustion engines. With new emission regulations being imposed, these OEMs will require advanced technologies that permit the use of gaseous fuels in order to satisfy not only the regulation, but also the customers’ requirements for durability, performance and reliability. IMPCO has developed and is currently supplying a series of advanced technology fuel systems to the industrial OEM market under the brand name Spectrum. IMPCO and its industrial brands focus on serving over 70% of the market with fuel systems, services and emission certified engine packages.

Power Generation.    The World Energy Outlook 2002 projects the global primary energy demand will increase by 1.7% per year from 2000 to 2030, reaching 15.3 billion tons of oil equivalent. Even though the earth’s energy resources are adequate to meet this demand, the amount of investment that will be needed for these resources to be exploited is significantly higher than has occurred in the past. For example, investment needs in the power sector are expected to be almost three times larger over the coming three decades than over the last three. Investment in the oil industry will also have to rise sharply, as demand rises and the surplus capacity in crude oil production and refining that has characterized the industry since the 1970s is used up. Gaseous fuels such as propane and natural gas have significant reserves available worldwide which are less costly to refine compared to crude oil and have historically been less expensive than liquid fuels. Countries like China, for example, are actively developing their infrastructure to utilize their natural gas reserves rather than import liquid fuels.

Competitive Advantages

We believe we can develop a technological leadership position in the alternative fuel industry based on our history of success in the designing, manufacturing and commercializing advanced fuel delivery systems and components, our relationships with leading companies in transportation and industrial markets, our financial commitment to research and development and our proven ability to develop and commercialize new products. We believe our competitive strengths include:

Industry Leader.    We have derived a technology and product leadership position from the broad application and integration of our technologies and enabling systems into the established and expanding alternative fuel industry. Over the past nine years we have invested approximately $130 million in research and development. This investment, coupled with our history and experience in this industry, has provided us with a strong technology base for new product innovation for internal combustion engines, particularly in our industrial markets. Additionally, we believe our anticipated acquisition of an equity stake in BRC will expand our technology and product leadership position. BRC has been developing, manufacturing and marketing alternative gaseous fuel products and systems for automobiles for more than twenty years.

Proven Manufacturing Methods.    We have more than four decades of experience in the manufacture, development and integration of alternative fuel technologies and products. We currently maintain manufacturing and production facilities in the United States, Europe, Mexico and Australia, which produce a broad range of products and services, including components, systems and specialty vehicle assembly. Our U.S., Australian and European facilities have achieved ISO-9000 or QS-9000 certification. QS-9000 is the common supplier quality standard for Chrysler Corporation, Ford Motor Company and General Motors. QS-9000 applies to suppliers of production materials, production and service parts, heat-treating, painting and plating and other finishing services. ISO-9000 is a set of three individual, but related, international standards on quality management and quality assurance. These standards were developed to document effectively the quality controls necessary to maintain efficient systems.

Strong OEM Customer Relationships.    We currently sell products to more than 100 OEM customers in domestic and international alternative fuel markets. To date, we have sold over four million fuel systems or  sub-systems globally to our customers. We believe that the successful historic use of our products and our reputation as a leader in our industry provides a strong competitive position.

Established Systems Integration Expertise.    As more OEMs seek to reduce costs by outsourcing key tasks and reducing the number of suppliers, we have focused increasingly on capturing additional revenue opportunities by expanding our systems integration capabilities. In 1998, we established our Industrial Engine Systems business in Sterling Heights, Michigan, which provides systems integration of our low-emission products for engines that are subsequently sold to industrial OEMs. We believe that our systems integration expertise, together with our proprietary and patented technologies, give us a significant advantage in the alternative fuel markets.

Positioned for Global Growth.    With ten foreign facilities and over 400 distributors and dealers in more than 30 countries outside the United States, we believe that we are positioned to capitalize on global growth opportunities. We believe that the alternative fuel markets will grow dramatically internationally, particularly in China, India, Japan, Mexico and Southeast Asia, because of the existing urban pollution problems and economics that favor alternative fuels versus gasoline. Our anticipated acquisition of BRC strengthens our global position by adding an additional 200 distributors and dealers in all 15 European nations, as well as ten Eastern European countries, and a number of developing countries including Brazil, Argentina, Chile, Australia, India, China, Thailand and South Korea.

Business Strategy

We believe that the successful execution of the following strategic objectives will enable us to maintain and expand our leadership position in the advanced fuel technologies industry.

Capitalize on our Strong Technology Leadership Position.    We are a leading developer and manufacturer of fuel metering and electronic control systems for the alternative fuel industry. Management believes our position results from our current technology advantage and our investment in research and development. Our investment has permitted us to develop and supply new technology and products to our target markets, which are transitioning to gaseous-fueled internal combustion engines, and management believes these trends will continue to grow as liquid fossil fuels become increasingly scarce and expensive to develop. We also plan to develop new technologies and expand our product and system integration capabilities to an increasingly larger and more diversified customer base.

Focus on Advanced Fuel Technologies and Products.    We intend to focus on advanced electronic and fuel metering technologies and products. We plan to continue our research and product development in fuel delivery and electronic control systems for alternative fuels. We actively seek to establish joint development programs and strategic alliances with the major engine designers, manufacturers and industry leaders in these markets.

Develop and Expand Key Industry Relationships.    We plan to utilize the successful technical and business relationships and reputation we have established worldwide with major industry leaders using alternative fuel products to enable us to establish and maintain strategic alliances, joint product development programs and joint ventures with these companies in our target markets. We will concentrate our efforts on broadening our OEM relationships in an effort to establish strong top-tier supplier positions based on our belief that OEMs will drive industry growth in the alternative fuel industry.

Expand and Broaden Systems Integration Expertise.    We expect to continue to broaden our capabilities to provide integration, testing, validation and manufacturing of our products and systems into the transportation, material handling, stationary and portable power generation and general industrial markets. As more OEMs seek to reduce costs and shorten time to market by outsourcing key tasks and reducing numbers of suppliers, we are focused increasingly on capturing additional revenue opportunities by expanding into value-added services, such as systems integration. For example, we have established an industrial systems unit in Michigan to integrate for our products into engines that will be sold to industrial OEMs, who in turn will install these engines into end products.

Increase Bases of Business Operations and Distributor Network in High-Growth Global Regions.    We plan to expand our operating network in high-growth regions, such as Asia, Europe and Latin America, to take advantage of significant growth opportunities that we believe exist in those areas. We intend to capitalize on these growth opportunities through acquisitions and joint ventures, strengthening of our distributor network and developing key local business and governmental support and recognition. In addition, our recent joint venture agreements with Minda Industries Limited India and with CNGC, a subsidiary of China National Petroleum Co., expand our presence in the Indian and Chinese markets, respectively. Additionally, we are developing working relationships with several foreign governments. We believe that working with local governments and establishing joint ventures with local business leaders is essential to expanding into international markets. For example, our discussions with government officials have led to our involvement in developing regulations in Mexico. Our anticipated acquisition of BRC would further expand our presence in the European transportation market.

Expand our Global Manufacturing Operations.    We plan to expand our current QS-9000 manufacturing operations in the United States and Mexico by establishing manufacturing sites in low-cost locations with a continued focus on quality, timely delivery and operating efficiency. In addition, we anticipate that the manufacturing strengths of BRC, coupled with the additional product volume we hope to derive from the relationship, will result in productivity improvements.

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

Quantum Collaboration.    Our three-year agreement with Quantum provides that we will collaborate with Quantum to identify and conduct research and development programs of mutual interest. As part of those research and development activities, we may develop technology and products separately or jointly with Quantum. The agreement also allows us to acquire and sell into our alternative fuel markets Quantum’s advanced technology products, including CNG storage tanks, fuel injectors, in-tank regulators and other products, for use in automotive, bus and truck and industrial aftermarket applications and in the bus and truck and industrial original equipment manufacturers, or “OEM” markets. For jointly developed products, we and Quantum will jointly own any patent or other intellectual property rights and will issue royalty-free cross licenses covering our respective markets. For separately developed products, each party will grant the other a right to sell the affected products in their respective markets. The developing party will retain sole intellectual property ownership.

We believe that the Quantum spin-off and the ongoing alliance will expedite the commercialization and integration of advanced gaseous storage and handling systems and products into our broader global alternative fuel markets, including automotive after-market, material handling, portable and stationary internal combustion engine-based power generation, and general industrial markets. In addition, we believe that the spin-off will enable IMPCO to optimize its growth strategies as a separate, stand-alone entity, based on its capitalization and financing requirements, acquisition strategies, working capital requirements, projected cash flows from operations and credit ratings.

Management plans to establish similar relationships with leading manufacturers by using our systems integration capabilities and our leading technology position in gaseous fuel products and systems.

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

•      Full three dimensional design modeling and component rapid prototyping services

Certification

•      Certification of component products and services in line with the requirements of California Air Resources Board for off-highway engines

•      Provide customers with the required tools to manage in-field traceability and other requirements beyond initial emission compliance

Testing and Validation	• Component endurance testing • Component thermal and flow performance cycling • Engine and vehicle testing and evaluation for performance and emissions

Services	Capabilities

Sub-System Assembly	• Pre-assembled modules for direct delivery to customers’ production lines • Sourcing and integrating second and third tier supplier components

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

Service Parts and Warranty Support

•      Access to service parts network, along with direct support in development of customers’ own internal service parts programs and procedures

•      Warranty and replacement services for our customers worldwide

Sales and Distribution

We sell products through a worldwide network encompassing more than 400 distributors and dealers in over 30 countries and through a sales force that develops sales with OEMs and large end-users. We focus on two markets: 1) the industrial market which includes material handling OEMs and aftermarket and stationary and portable power generation OEMs and aftermarket, and 2) the transportation OEM and aftermarket. Of these markets, we believe that the greatest potential for immediate growth is in the Latin America and Asia Pacific regions in the transportation OEM and aftermarket and in North America in the industrial OEM and aftermarket.

For the eight-month transition period beginning May 1, 2002 and ending December 31, 2002, excluding the Quantum division, sales to distributors (including company-owned distributors) accounted for 56% of our net revenue and sales to OEM customers accounted for approximately 44% of our net revenue. During the transition period beginning May 1, 2002 and ending December 31, 2002, sales to distributors accounted for a higher percent of total sales as compared to our previous fiscal year. This increase is due the increased percentage of our sales to international markets, which we accomplish through our company-owned distributors. Distributors generally service the aftermarket conversion business and small-volume OEMs, and are generally specialized and privately owned enterprises. Additionally, many domestic distributors have been our customers for more than 30 years, and many of our export distributors have been our customers for more than 20 years.

Our company-owned distributors are included in our International Operations segment and consist of our subsidiaries located in Europe, Australia, Mexico, Japan, India and China, which are responsible for sales, application and market development and technical service. Additionally, these subsidiaries provide sales support, application development and technical support to aftermarket and OEM customers.

Manufacturing

We manufacture and assemble products at our facilities in Cerritos, California, Sterling Heights, Michigan and at our international facilities. Current manufacturing operations consist primarily of mechanical assembly and light machining. We rely on outside suppliers for parts and components and obtain components for products from a variety of domestic and foreign automotive and electronics suppliers, die casters, stamping operations, specialized diaphragm manufacturers and machine shops. For the transition period beginning May 1, 2002 and ending December 31, 2002, excluding the Quantum division, ten suppliers accounted for approximately 34% of our raw material purchases. During our fiscal year 2000, 2001, 2002, and transition period ended December 31, 2002 General Motors Corporation, and affiliates of General Motors, accounted for approximately 25%, 29%, 9% and 12%, respectively, of purchases. During our fiscal year 2000, 2001, 2002, and transition period ended December 31, 2002, Rangers Die Casting Company accounted for approximately 20%, 12%, 8% and 8%, respectively, of purchases.

Material costs and machined die cast aluminum parts represent the major components of cost of sales. Coordination with suppliers for quality control and timely shipments is a high priority to maximize inventory management. We use a computerized material requirement planning system to schedule material flow and balance the competing demands of timely shipments, productivity and inventory management. All of our U.S. manufacturing facilities are ISO-9001 or QS-9001 certified.

Research and Development

In 2002, we opened a new research and development facility near Seattle, Washington, which is dedicated to the research and development of systems and products that support the use of gaseous fuels in internal combustion engines. This facility has sophisticated, state-of-the-art research laboratories, emissions control equipment, and testing equipment. Our research and development is focused on fuel delivery and electronic control systems and products for motor vehicles, engines, forklifts, stationary engines and small industrial engines.

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

These facilities encompass a total of approximately 100,000 square feet of laboratory space, and we have more than 50 employees at these facilities.

Competition

We are a leading provider of alternative fuel systems. We provide products and integrated services for all gaseous fuels in our target markets for use in all end user applications in the alternative fuel industry.

Our key competitors in gaseous fuel delivery products, accessory components and engine conversions markets include Aisan, Koltec-Necam, Landi Renzo, Lovato, OMVL and Tartarini, which together with us account for a majority of the world market for alternative fuel products and services. These competitors compete with us primarily in the transportation markets. In the future, we may face competition from traditional automotive component suppliers, such as Bosch, Delphi, Siemens and Visteon, and from motor vehicle OEMs that develop fuel systems internally.

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

Backlog

As of February 28, 2003, our backlog for our products was $13.5 million. We measure backlog for our product sales from the time orders become irrevocable, which generally occurs 90 days prior to the planned delivery date.

Employees

As of December 31, 2002, we employed approximately 376 persons. Of these employees, approximately 205 were employed by our U.S. Operations and 171 were employed by our International Operations. None of our employees are represented in a collective bargaining agreement. Management considers our relations with our employees to be good.

Intellectual Property

We currently rely primarily on patent and trade secret laws to protect our intellectual property. We currently have 11 U.S. patents and 18 foreign patents issued. Our U.S. patents began expiring in October 2002 and will expire on various dates until May 2020. We do not expect the expiration of our patents to have a material affect on our revenues.

We also rely on a combination of trademark, trade secret and other intellectual property laws and various contract rights to protect our proprietary rights. However, we cannot be sure that these intellectual property rights provide sufficient protection from competition. We believe that copyright, trademark and trade secret protection are less significant than our patents and that our growth and future success will be more dependent on factors such as the knowledge, ability and experience of our personnel, new product introductions and continued emphasis on research and development. We believe that establishing and maintaining strong strategic relationships with valued customers and OEMs are the most significant factors protecting us from new competitors.

Item 2.    Properties.

Facilities

Our executive offices and our Gaseous Fuel Products division are located in Cerritos, California. We currently lease additional manufacturing, research and development and general office facilities in the following locations set forth below:

Location	Principal Uses	Square Footage
Cerritos, California	Corporate offices; manufacturing; design, development and testing	105,000
Sterling Heights, Michigan	Sales, marketing application, development and assembly	78,000
Seattle, Washington	Research and development	26,000
Rijswijk, Holland	Sales, marketing application, development and assembly	16,000
Cheltenham, Australia	Sales, marketing application, development and assembly	15,000
Sydney, Australia	Sales, marketing and assembly	7,500
Mexico City, Mexico	Sales, marketing application, development and assembly	12,000
Gurgaon, India	Sales, marketing application, development and assembly	18,000
Longquanyi, China	Sales, marketing and assembly	14,000
Fukuoka, Japan	Sales, marketing and assembly	4,000

We also lease nominal amounts of office space in France, the United Kingdom and Queensland, Australia.

We believe our facilities are presently adequate for our current core product manufacturing operations and OEM development programs and production.

Item 3.    Legal Proceedings.

We are not currently a party to any material legal proceeding. However, we may from time to time become involved in litigation relating to claims arising in the ordinary course of business. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Item 4.    Submission of Matters to a Vote of Security Holders.

During the transition period ended December 31, 2002, our shareholders met on November 14, 2002 and re-elected Norman L. Bryan and Don J. Simplot to three-year terms, approved our 2002 Stock Option Plan for Employees and our 2002 Stock Option Plan for Non-Employee Directors and ratified the appointment of Ernst & Young LLP as our independent auditors.

PART II

Item 5.    Market for Company’s Common Equity and Related Stockholder Matters.

Our common stock is traded on the Nasdaq National Market under the symbol “IMCO.” The following table sets forth, for the periods indicated, the closing high and low sale prices of our common stock as reported on the Nasdaq National Market. Closing high and low sale prices for fiscal years 2001 and 2002 have been adjusted for the Quantum spin-off on July 23, 2002.

	High	Low
Fiscal Year Ended April 30, 2001:
First Quarter	$23.84	$12.73
Second Quarter	18.04	9.28
Third Quarter	12.45	5.55
Fourth Quarter	14.87	8.05

Fiscal Year Ended April 30, 2002:
First Quarter	$22.40	$13.33
Second Quarter	16.48	6.14
Third Quarter	9.84	6.10
Fourth Quarter	9.43	5.59

Transition Period Ended December 31, 2002:
First Quarter	$7.95	$4.50
Second Quarter	5.51	2.48
November & December	4.95	3.88

As of March 15, 2003, there were approximately 534 stockholders of record.

Dividend Policy

The Company has never paid dividends on its common stock. We previously paid cumulative cash dividends to the holders of our 1993 Series 1 Preferred Stock. On March 31, 1999, each share of preferred stock was converted into shares of our common stock. As a result, after March 31, 1999, we have no shares of preferred stock outstanding and have no obligation to pay any further dividends on those shares.

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

Item 6.     Selected Financial Data.

The following table sets forth our selected consolidated financial data for each of the five fiscal years ended April 30, 2002, 2001, 2000, 1999 and 1998 and for the eight-month transition period ended December 31, 2002, as well as a comparative eight-month period ended December 31, 2001. With the exception of the comparative eight month period ended December 31, 2001, which has been derived from our unaudited financial data, this data has been derived from our audited consolidated financial statements and should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein. The financial results of Quantum are shown below as a loss on discontinued operation, net of tax.

	Year Ended April 30,					Transition
	1998	1999	2000	2001	2002	8 Months 12/31/2001	8 Months 12/31/2002
Statement of Operations:	(in thousands, except for per share data)
Revenue:
Net revenue	$58,755	$62,358	$90,475	$80,539	$67,676	$45,707	$46,421
Cost and expenses:
Cost of sales	33,363	36,832	54,718	49,499	44,542	29,185	33,071
Research and development expense	1,173	2,710	2,620	5,870	5,856	3,712	2,635
Selling, general and administrative	10,290	12,420	17,849	18,562	19,676	13,075	11,922
Operating income (loss)	13,929	10,396	15,289	6,610	(2,399)	(266)	(1,207)
Interest expense	938	1,213	1,524	1,088	1,164	933	995
Interest income	3	43	82	1,309	236	112	112
Gain on sale of subsidiary (1)	—	2,169	—	—	—	—	—
Income (loss) from continuing operations (net of tax) (4)	10,677	9,161	10,033	3,674	(2,220)	(908)	(25,279)
Loss on discontinued operation (net of tax)	(5,812)	(2,830)	(6,968)	(16,777)	(25,016)	(17,908)	(3,115)
Net income (loss)	4,865	6,311	3,065	(13,103)	(27,237)	(18,816)	(28,394)
Dividends on preferred stock	595	531	—	—	—	—	—
Net income (loss) applicable to common stock	$4,270	$5,800	$3,065	$(13,103)	$(27,237)	$(18,816)	$(28,394)
Net income (loss) per share (1)(2):
Basic:
Income (loss) from continuing operations	$1.69	$1.26	$1.18	$0.37	$(0.20)	$(0.09)	$(1.76)
Loss from discontinued operation	(0.92)	(0.39)	(0.82)	(1.69)	(2.25)	(1.71)	(0.22)
Net income (loss)	0.67	0.80	0.36	(1.32)	(2.45)	(1.80)	(1.98)
Diluted:
Income (loss) from continuing operations	$1.31	$1.03	$1.09	$0.33	$(0.20)	$(0.09)	$(1.76)
Loss from discontinued operations	(0.71)	(0.32)	(0.76)	(1.52)	(2.25)	(1.71)	(0.22)
Net income (loss)	0.60	0.71	0.33	(1.19)	(2.45)	(1.80)	(1.98)
Number of shares used in per share computation (2)(3):
Basic	6,334	7,293	8,489	9,935	11,098	10,445	14,376
Diluted	8,155	8,976	9,232	11,049	11,098	10,445	14,376
Balance Sheet Data:
Total current assets	$38,817	$52,120	$73,385	$79,636	$61,825	$60,439	$35,243
Total assets	58,178	73,562	95,016	120,763	123,449	117,270	75,978
Total current liabilities	11,417	16,892	23,756	28,089	33,110	20,332	24,037
Long-term obligations, less current portion	11,387	13,894	23,344	7,998	5,393	25,236	101
Stockholders’ equity	34,305	41,449	45,379	82,631	82,677	69,401	49,622

(1)	Represents gain on sale of 49% interest in IMPCO BV by BERU Aktiengesellschaft during fiscal 1999. We recorded a pre-tax gain of $2.2 million and an after-tax gain of $1.8 million or $0.20 per share.
(2)	During fiscal year 1998, shares assumed to be issued upon conversion of our preferred stock were included in the calculation of shares outstanding since the conversion resulted in reportable dilution. During fiscal year 1999, all of our preferred stock was converted to common stock and the diluted earnings per share was calculated as though the conversion occurred at the beginning of fiscal year 1999.
(3)	See note 1 of the notes to the consolidated financial statements included elsewhere in this Form 10-K for an explanation of the method used to determine the number of shares used to compute the net income per share.
(4)	Includes in the eight months ended December 31, 2002 a $24.0 million valuation allowance to establish a reserve for the deferred tax assets that are unlikely to be realized in the next three years (See “Critical Accounting Policies” beginning at p. 19 below)

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read this discussion together with the financial statements and notes thereto and the other financial information included in this Transition Report on Form 10-K.

Overview

We design, manufacture and supply components that store gaseous fuels and monitor and control the pressure and flow of those fuels for use in internal combustion engines. Historically, most of our revenues have been derived from the sale of the products that enable traditional internal combustion engines to run on clean burning alternative fuels such as propane and natural gas instead of gasoline. Based on over 44 years of technology development and expertise in producing cost-effective, safe, and durable fuel technology systems for engines, we believe that we are positioned to provide enabling products and technologies in the rapidly expanding alternative fuel industry.

Prior to the Quantum spin-off on July 23, 2002, we classified our business operations into three reporting segments: our Quantum division, the Gaseous Fuel Products division and International Operations. As a result of the spin-off of Quantum, we have reported Quantum as a discontinued operation and have renamed our Gaseous Fuel Products division, U.S. Operations division. Our U.S. Operations division sells products, including parts and conversion systems, for applications in the transportation and industrial markets, which include the material handling, stationary and portable power generator and general industrial markets. Our International Operations division provides distribution for our products in Asia, Australia, Europe, India, Japan and Mexico, predominantly from our U.S. Operations division and some product assembly.

Corporate expenses represent a sub-category of selling, general and administrative expense. Corporate expenses consist of general and administrative expense incurred at the corporate level and includes the amortization of goodwill, except for the transition period ended December 31, 2002, and other intangible assets. Intersegment eliminations are primarily the result of intercompany sales from our U.S. Operations to our International Operations.

We expense all research and development when incurred. Research and development expense includes both customer-funded research and development and company-sponsored research and development. Customer funded research and development consists primarily of expenses associated with contract revenue.

Recent Developments

Quantum Spin-off.

On July 23, 2002, we completed the distribution and spin-off of our Quantum subsidiary by distributing one share of Quantum common stock for every share of IMPCO common stock held on the record date, which was July 5, 2002. Since we completed the Quantum spin-off in July 2002 we no longer are engaged in fuel cell technology research, although we do have a continuing collaboration arrangement for certain research and development activities. We believe that the spin-off enables IMPCO to optimize its growth strategies as a separate, stand-alone entity, based on its prospective capitalization and financing requirements, acquisition strategies, working capital requirements, projected cash flows from operations and desired credit ratings.

We have included a discussion on the Quantum reporting segment since the financial results of Quantum were included in the transition period ended December 31, 2002 and our fiscal years ended April 30, 2000, 2001 and 2002 consolidated results of operations. As a result of the spin-off of Quantum, we have reported Quantum as a discontinued operation. Readers should note that financial data that includes periods before the Quantum spin-off may not present a meaningful comparison with later periods because of the effect of the discontinued

operation. Management expects the Quantum spin-off to have a favorable effect on our results of operations and cash flows from operations.

Capital Transactions.

On May 8, 2002 we sold 1,500,000 shares of our common stock to institutional and accredited investors at a purchase price of $12.50 per share, for gross proceeds of $18.75 million. We initially expected to use the proceeds of this offering for potential acquisitions, debt repayment, and general corporate purposes; however, owing to a delay in effecting the Quantum spin-off, we used a portion of these proceeds to fund Quantum’s continuing operations until its separation from our core business.

On October 3, 2002 we entered into an option agreement that, if exercised, would permit us to acquire 50% of the currently outstanding equity interests of B.R.C. Societá a Responsabilitá Limitata, an Italian limited liability company (“BRC”). As consideration for the option, we (i) paid to the BRC equity holders US$1,500,000 in cash on October 3, 2002 and (ii) issued to the BRC equity holders 2,309,470 shares of common stock on November 29, 2002, which equals approximately 16% of our outstanding common stock on a pre-transaction basis. The shares were issued in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Regulation S, and on the exemption from registration afforded to private placements under Section 4(2) of the Securities Act. Of the shares issued to the BRC equity holders, 1,662,818, or 72%, are subject to a lockup agreement that restricts their resale until certain dates beginning in August 2004. The following table presents the relevant expiration dates and number of shares as to which the lockup agreement expires. See also “Plan of Distribution.”

Date	Shares Available for Sale
August 1, 2004	277,691
February 1, 2005	460,601
August 1, 2005	460,601
February 1, 2006	463,925

To exercise the option, we initially were required to give BRC a written notice between January 1 and January 15, 2003, and to pay the selling stockholders an additional US$4,250,000 plus €1,250,000 in cash no later than January 31, 2003. We also would be required to pay an additional US$7,000,000 (subject to reduction if certain conditions are not met with respect to BRC’s accounts receivable collections) before September 30, 2003. We and the selling stockholders subsequently entered into an agreement extending the notice date to February 17, 2003 and the exercise date to April 18, 2003. We gave the required notice on February 15, 2003 and currently are exploring various alternatives to finance both the April 2003 and September 2003 payments of the purchase price. If we are unable to obtain financing to pay the required April payment, the selling shareholders would retain the cash portion of the purchase price paid through March 31, 2003 of approximately $3.8 million and would be required to return the 2,309,470 shares of common stock.

We believe the option affords us a valuable strategic opportunity, and if exercised, that we would recognize significant benefits. M.T.M. S.r.l., a subsidiary of BRC, has been developing, manufacturing and marketing alternative gaseous fuel products and systems for automobiles for more than twenty years. Management believes BRC is a leader in the transportation sector of the gaseous fuels products market. BRC conducts business in all fifteen European Union nations, as well as ten Eastern European countries and a number of developing nations including Brazil, Argentina, Chile, Australia, India, China, Thailand and South Korea. We believe this relationship with BRC will enable us to expand our position in end user markets across a vast portion of the world. In addition, we anticipate that the manufacturing strengths of BRC, coupled with the additional product volume we hope to derive from the relationship, should result in significant productivity improvements. Furthermore, we believe that this agreement places us in the position to exploit our combined technology and product strengths through a strong global representation in the emerging alternative fuels industry.

Change of Fiscal Year

Our fiscal year has traditionally ended on April 30, and our fiscal quarters on July 31, October 31 and January 31. On November 14, 2002 we changed our fiscal year so that effective January 1, 2003 our fiscal year will be the calendar year. As a result, we filed a Quarterly Report on Form 10-Q on December 16, 2002 for the quarterly period ended October 31, 2002, and this transition report on Form 10-K covers the transition period from May 1, 2002 through December 31, 2002.

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

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

We recognize revenue for product sales when title is transferred, ordinarily when products are shipped, and when management is reasonably assured of collectibility.

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

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

We operate wholly owned and majority owned subsidiaries. We recorded goodwill at the time of purchase for the amount of the purchase price over the fair value of the assets and liabilities acquired. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the goodwill, thereby possibly requiring an impairment charge in the future.

We have recorded a deferred tax asset and have recorded a $24.0 million valuation allowance for that portion of the asset that we believe is not likely to be realized in the next three years. We considered our recent operating results, future taxable income and ongoing prudent and feasible tax planning strategies in determining the amount of the valuation allowance required for the portion of the deferred tax asset that is not likely to be realized in the next three years, notwithstanding that a significant portion of our deferred tax assets may have a longer life under applicable tax laws. On a quarterly basis, we will continue to analyze the deferred tax asset and the reserve required for the portion of the asset that is unlikely to be realized in the next three years. Future adverse changes in market conditions, poor operating results or a decline in our projections about future profitability may affect our assessment of the adequacy of the reserve. In the event that we determine that it is more likely than not that we would be unable to realize an additional portion of our net deferred tax asset, an additional adjustment to the deferred tax asset valuation allowance would be charged to income in the period such determination was made.

Results of Operations

Eight-Month Periods Ended December 31, 2002 and 2001

Net revenues and operating income for our reporting segments for the eight-month period ended December 31, 2002 (“2002”) or “transition period” and the corresponding period of 2001 are as follows:

	Revenues Eight Months Ended December 31,		Operating Income (Loss) Eight Months Ended December 31,
	2001	2002	2001	2002
	(in thousands)
U.S. Operations	$35,868	$33,151	$2,962	$1,751
International Operations	22,222	25,304	1,016	637
Corporate Expense	—	—	(4,443)	(3,460)
Intersegment Eliminations	(12,383)	(12,034)	199	(135)

Totals	$45,707	$46,421	$(266)	$(1,207)

The following table sets forth our product revenues by application across all reporting segments for the transition period and the corresponding period of 2001:

	Revenues Eight Months Ended December 31,
	2001	2002
Industrial	$28,455	$23,468
Transportation	17,252	22,953

Totals	$45,707	$46,421

During the transition period and the corresponding period of 2001, our revenue was generated in the following geographic regions by percent proportions:

	Eight-month Period Ended December 31,
	2001	2002
United States and Canada	42.7%	40.5%
Asia & Pacific Rim	10.9%	10.7%
Europe	30.3%	23.0%
Latin America	16.1%	25.8%

Net revenue increased $0.7 million, or 1.6%, to $46.4 million in the transition period from $45.7 million in 2001. The revenue increase was primarily due to a $5.7 million increase in net sales of our products to the transportation market partially offset by a $5.0 million decline in net sales of our products to the industrial market. The decline in the industrial market was due primarily to the continued economic slowdown affecting the industrial markets in the United States, particularly following the events of September 11, 2001. We believe our sales into the transportation market have continued to grow, particularly in Mexico, due to a favorable price differential between conventional and alternative fuels.

Our operating loss increased by approximately $0.9 million, or 352.5% from a $0.3 million loss in 2001 to a $1.2 million operating loss in 2002. The increase in operating loss in 2002 is due primarily to reduced gross profit on product shipments from both the U.S. and International operations partially offset by reduced expenses for research and development and selling, general and administrative expenses.

U.S. Operations.    Net revenues from U.S. Operations decreased $2.7 million, or 7.6%, to $33.2 million in the eight-month transition period ended December 31, 2002 from net revenues of $35.9 million in the same period in 2001. The decrease in sales during the current period is due primarily to a $9.0 million decline in gross revenue for the industrial market offset by a $6.3 million increase in revenues for the transportation market.

Gross profit in this segment decreased $2.5 million, or 24.7%, to $7.6 million in the transition period of 2002 from $10.0 million in 2001. Approximately $0.8 million of the decline in gross profit was due to a decline in revenue and approximately $1.7 million of the decline was due to comparably lower margins in the transportation market than the industrial market.

For the transition period ended 2002, operating income decreased by $1.2 million, or 41%, as compared to the same period in 2001. The reduction in operating profit was due to a reduction in gross profit of $2.5 million offset by a reduction in operating expenses of $1.3 million. Approximately $1.0 million of the reduction in operating expenses was due to lower research and development expenses.

International Operations.    For the eight months ended December 31, 2002, net revenue increased by approximately $3.1 million to $25.3 million, compared to $22.2 million reported for the same period in the prior calendar year. The growth in revenue was due primarily to a 97% increase in revenues from our Mexican subsidiary offset by a reduction of 24% in revenues from our European subsidiary. By market segment, the increase in sales during 2002 was caused primarily by a $5.0 million increase in gross revenue from the transportation market offset by a $1.9 million decline in revenues from the industrial market.

Gross profit for the transition period of 2002 decreased approximately $0.4 million, or 5.9%, as compared to the same period in 2001. Approximately $1.2 million of the decline in gross profit was due to changes in product mix offset by approximately $0.8 million attributable to the increase in revenue.

During the transition period of 2002, operating income decreased by approximately $0.4 million, or 37.3%, as compared to the same periods in the prior calendar year. The reduction in operating profit was due to a reduction in gross profit of $0.4 million.

Corporate Expenses.    Corporate expenses consists of general and administrative expenses at the corporate level to support our operating segments in areas such as executive management, finance, human resources, management information systems, legal services and investor relations. As of May 1, 2002, the amortization of goodwill and other intangible assets is no longer recorded as a corporate expense due to the implementation of Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets”. During 2001, approximately $0.5 million of amortization of goodwill and other intangibles was charged to corporate expense. Corporate expenses for 2002 were approximately $1.0 million less than the corresponding period of calendar year 2001 and are attributable to legal and consulting expenses totaling approximately $1.2 million that were incurred during 2001 in connection with Quantum spin-off costs and an S-3 registration statement filing that was withdrawn on September 20, 2001 offset by higher one-time expenses for severance, accelerated accruals for audit fees and investor relations expenses due to the change in the fiscal year and not recognized in the eight months ended December 31, 2001, and other non-recurring expenses related to employee training expenses, insurance and administrative costs.

Interest Expense.    Net interest expense for 2002 was $0.7 million compared to $0.8 million for the corresponding period of 2001. As of December 31, 2002 and April 30, 2002, total amounts due for bank lines of credit and term loans were $14.2 million and $19.4 million, respectively.

Provision For Income Taxes.    We established a $24.0 million valuation allowance for deferred tax assets in the current year, which affected our estimated effective annual tax rate of 1,111.7% for the transition period ended December 31, 2002. We believe it is more likely than not that a portion of our deferred tax asset will not be realized and established a reserve for those assets that are not likely to be utilized in the next three years, notwithstanding that some of these may have longer lives under applicable tax laws. Federal net operating loss carryforwards of $66.5 million expire in 2020 and 2021. We have federal and state research and development credit carryforwards aggregating approximately $10.9 million. Federal research and development credits totaling $6.2 million expire from 2008 to 2020. State research and development credits of $3.6 million have no expiration. As of December 31, 2002, the deferred tax asset, net of the $24.0 million reserve, was $9.4 million. We believe that, based on our history of prior operating earnings, our completed spin-off of Quantum and our expectations for the future, our operating income will more likely than not be sufficient to recognize fully the net deferred tax assets within the next three years. Future adverse changes in market conditions, poor operating results or a decline in our projections about future profitability may affect our assessment of the adequacy of the reserve. In the event that we determine that it is more likely than not that we would be unable to realize an additional portion of our net deferred tax asset, an additional adjustment to the deferred tax asset valuation allowance would be charged to income in the period such determination was made.

Discontinued Operation.    We completed the spin-off of Quantum on July 23, 2002. The loss from discontinued operation during the transition period ended December 31, 2002 was $5.2 million or $3.1 million, net of a $2.1 million tax benefit. For the same period ended December 31, 2001, the loss from discontinued operation was approximately $28.7 million or $17.2 million, net of a $11.5 million tax benefit.

Years Ended April 30, 2001 and 2002

Net revenues and operating income for our reporting segments for the twelve-month period ended April 30, 2001 and 2002 are as follows (in thousands):

	Revenues Fiscal Year Ended April 30,		Operating Income (Loss) Fiscal Year Ended April 30,
	2001	2002	2001	2002
U.S. Operations	$66,925	$52,055	$11,138	$3,416
International Operations	31,132	32,773	1,387	599
Corporate Expense	—	—	(5,862)	(6,807)
Intersegment Eliminations	(17,518)	(17,152)	(53)	393

Totals	$80,539	$67,676	$6,610	$(2,399)

Net revenue decreased $12.8 million, or 15.9%, to $67.7 million in the twelve-month period ended April 30, 2002 from $80.5 million in the twelve-month period ended April 30, 2001. This decrease was primarily due to the decline in sales of conversion kits and components to the material handling market, which were attributable to unfavorable economic conditions.

The following table sets forth our product revenues by application across all reporting segments:

	Revenues Fiscal Year Ended April 30,
	2001	2002
Industrial	$54,114	$43,081
Transportation	26,425	24,595

Totals	$80,539	$67,676

During fiscal years 2001 and 2002, our revenue was generated in the following geographic regions in the following percent proportions:

	Twelve-month Period Ended April 30,
	2001	2002
United States and Canada	55.0%	44.1%
Asia & Pacific Rim	13.0%	9.9%
Europe	20.2%	27.8%
Latin America	11.8%	18.2%

U.S. Operations.    Net revenues in this segment decreased $14.9 million, or 22.2%, to $52.1 million in the twelve-month period ended April 30, 2002 from $66.9 million in the twelve-month period ended April 30, 2001. Revenues were lower primarily due to the decline in sales of our products to the material handling market. We believe this decline in sales was caused by the current economic slowdown. The increase in our large stationary engine market was largely offset by the decline in our small industrial engine market.

Gross profit in this segment decreased $8.0 million, or 35.9%, to $14.3 million in the twelve-month period ended April 30, 2002 from $22.3 million in the twelve-month period ended April 30, 2001. The decline in revenues negatively impacted gross profit by $5.0 million. The remaining $3.0 million decline in gross profit was due to product mix consisting of a higher percentage of lower margin complete engine systems sales and lower margin sales to our foreign subsidiaries.

Operating income in this segment decreased $7.7 million, or 69.4%, to $3.4 million in the twelve-month period ended April 30, 2002 from $11.1 million in the twelve-month period ended April 30, 2001. This decrease was due to lower gross profits offset by a net $0.3 million reduction in operating expenses.

International Operations.    Net revenues in this segment increased by $1.7 million, or 5.5%, to $32.8 million in the twelve-month period ended April 30, 2002 from $31.1 million in the twelve-month period ended April 30, 2001. In the twelve-month period ended April 30, 2002, net revenues increased $4.1 million at our Mexico subsidiary, $0.7 million in Asia, and $0.4 million at our European subsidiary. These increases were partially offset by decreases of $2.5 million at our Australian subsidiary and $1.0 million at our Japan subsidiary. In the twelve-month period ended April 30, 2002, revenues for our International Operations segment would have increased an additional $0.4 million if not for the strengthening of the U.S. Dollar. A strong U.S. Dollar has a negative effect on the conversion of foreign currency denominated sales.

Gross profit in this segment decreased $0.6 million, or 6.2%, to $8.3 million in the twelve-month period ended April 30, 2002 from $8.9 million in the twelve-month period ended April 30, 2001. Gross profit declined $1.1 million due to lower margins due to differences in product mix, which was partially offset by a $0.5 million increase in gross profit due to higher revenues.

Operating income for this segment decreased $0.8 million, or 57.1%, to $0.6 million in the twelve-month period ended April 30, 2002 from $1.4 million in the twelve-month period ended April 30, 2001 as all foreign subsidiaries except Mexico experienced lower operating income. This was primarily a result of lower gross margins due to the higher cost of U.S. goods purchased with their weakening local currencies. Additionally, we added marketing and technical personnel to support new and expanding markets in Asia, which resulted in increased operating expenses in the twelve-month period ended April 30, 2002 as compared to the twelve-month period ended April 30, 2001.

Corporate Expenses.    Corporate expenses consists of general and administrative expenses at the corporate level to support our operating segments in areas such as executive management, finance, human resources, management information systems, legal services and investor relations. Additionally, amortization of goodwill and other intangible assets was recorded as a corporate expense. Corporate expenses increased $0.9 million, or 15.3%, to $6.8 million in the twelve-month period ended April 30, 2002 from $5.9 million in the twelve-month period ended April 30, 2001. During the twelve month period ended April 30, 2002, the increase in corporate expenses were attributable to $1.2 million in legal fees and consulting services primarily related to Quantum spin-off costs and our From S-3 filing in connection with a follow-on equity offering, which was withdrawn on September 20, 2001.

Interest Expense (Net).    Net interest expense increased by $0.8 million, to $0.9 million, in the twelve-month period ended April 30, 2002 from $0.1 million in the twelve-month period ended April 30, 2001. The increase was primarily due to a higher outstanding balance from our line of credit with Bank of America, as compared to the interest income generated from the proceeds of the July 2000 equity offering in the first quarter of the prior fiscal year.

Provision for Income Taxes.    The estimated effective annual tax benefit rate of 40% for the twelve-month period ended April 30, 2002 was less than the tax benefit rate of 41% in the twelve-month period ended April 30, 2001. The effective tax benefit rate represents the federal statutory income tax rate, state income taxes and foreign income taxes increased by research and development credits. For the twelve-month period ended April 30, 2002, including the effects of the discontinued operation, we have incurred a $45.5 million loss before income taxes and minority interest. Also, we had federal and state research and development credit carryforwards aggregating approximately $10.7 million. Federal research and development credits totaling $6.4 million expire from 2010 to 2022. State research and development credits of $4.2 million have no expiration date. As of April 30, 2002, the net deferred tax asset was $31.9 million.

Discontinued Operation.    Prior to the completed spin-off of Quantum on July 23, 2002, the loss from discontinued operation during the fiscal year ended April 31, 2002 was $41.7 million, or $25.0 million net of a $16.7 million tax benefit. For the same period ended April 30, 2001, the loss from discontinued operation was approximately $28.6 million, or $16.8 million net of a $11.8 million tax benefit.

Fiscal Years Ended April 30, 2001 and 2000

Net revenues and operating income for our reporting segments for the fiscal years ended April 30, 2000 and 2001 are as follows:

	Revenues Fiscal Year Ended April 30,		Operating Income (Loss) Fiscal Year Ended April 30,
	2000	2001	2000	2001
U.S. Operations	$76,831	$66,925	$19,451	$11,138
International Operations	29,991	31,132	2,623	1,387
Corporate Expense	—	—	(6,360)	(5,862)
Intersegment Eliminations	(16,347)	(17,518)	(425)	(53)

Totals	$90,475	$80,539	$15,289	$6,610

The following table sets forth our revenues by application across all reporting segments:

	Revenues Fiscal Year Ended April 30,
	2000	2001
Industrial	$53,758	$54,114
Transportation	36,717	26,425

Totals	$90,475	$80,539

During fiscal years 2000 and 2001, our revenue was generated in the following geographic regions in the following percent proportions:

	Year Ended April 30,
	2000	2001
United States and Canada	54.5%	55.0%
Asia & Pacific Rim	10.6%	13.0%
Europe	15.6%	20.2%
Latin America	19.3%	11.8%

Net revenue decreased $9.9 million, or 11.0%, to $80.5 million in fiscal year 2001 from $90.5 million in fiscal year 2000. Revenues into the industrial marketplace, which consisted of forklifts, material handling engine systems, and large industrial engine systems increased slightly by 0.7% to $54.1 million while revenues into the transportation marketplace declined by 28% to $24.4 million. This decrease was primarily due to short-term declines in the transportation aftermarket end use due to less favorable alternative fuel prices and the decline in small industrial engine sales related to year 2000 (“Y2K”) preparedness.

U.S. Operations.    Net revenues from our United States Operations decreased $9.9 million, or 12.9%, to $66.9 million in fiscal year 2001 from $76.8 million in fiscal year 2000. Revenues were lower primarily due to an $8.1 million slowdown in sales to distributors in Mexico for transportation aftermarket sales. These lower shipments were caused primarily by reduced volumes in aftermarket public transportation programs, a reduction in prices due to increased competition and a reduction in demand in the Mexican market primarily due to higher propane prices. Additionally, revenues were lower due to a $4.5 million decline in small engine sales related to year 2000 preparedness. These decreases were partially offset by $4.5 million in higher sales of material handling engine systems and for large industrial engine end uses at our engine systems business.

Gross profit in this segment decreased $4.3 million, or 16.2%, to $22.3 million in fiscal year 2001 from $26.6 million in fiscal year 2000. The decline in revenues negatively impacted gross profit by $3.4 million. The higher percentage of sales to our foreign subsidiaries, which involve lower margins, adversely affected gross profit by approximately $0.8 million.

Operating income for this segment decreased $8.3 million, or 42.7%, to $11.1 million in fiscal year 2001 from $19.5 million in fiscal year 2000. This decrease was primarily due to lower gross profits of $4.3 million and higher application development expenses of $4.2 million as compared to the prior fiscal year. The increase in product application development expenses are primarily related to the development of the next generation  fuel/engine management systems for the material handling and industrial engine market.

International Operations.    Net revenues in this segment increased by $1.1 million, or 3.7%, to $31.1 million in fiscal year 2001 from $30.0 million in fiscal year 2000. In fiscal year 2001, revenues for our International Operations segment would have increased an additional $3.2 million, if not for the strengthening of the U.S. Dollar. A strong U.S. Dollar has a negative effect on the conversion of foreign currency denominated sales.

Operating income for this segment decreased $1.2 million, or 46.2%, to $1.4 million in fiscal year 2001 from $2.6 million in fiscal year 2000 as all foreign subsidiaries experienced lower operating income. This was primarily a result of lower gross margins due to the higher cost of U.S. goods purchased with their weakening local currencies. Additionally, we added marketing and technical personnel to support these aspects of the business, which resulted in increasing operating expenses compared to the prior fiscal year.

Corporate Expenses.    Corporate expenses consists of general and administrative expenses at the corporate level to support our operating segments in areas such as executive management, finance, human resources, management information systems, legal services and investor relations. Additionally, amortization of goodwill and other intangible assets was recorded as a corporate expense. Corporate expenses remained flat from fiscal year 2000 to fiscal year 2001. Higher legal expenses of $0.6 million relating to our patent infringement lawsuit against GFI Control Systems, Inc., higher costs pertaining to investor relations of $0.2 million and higher personnel costs of $0.2 million relating to European business development activities were offset by high one-time legal expenses incurred in the previous year.

Interest Expense.    Interest expense decreased $0.4 million, or 26.7%, to $1.1 million in fiscal year 2001 as compared with the $1.5 million reported in fiscal year 2000. $1.3 million in interest income offset interest expense in fiscal year 2001, which was attributable to the proceeds from our July 2000 equity offering that provided us with net proceeds equal to $53.5 million. We paid off the Bank of America working capital line of credit at the end of the first quarter and we invested the remaining amount in short-term investments and money market accounts.

Provision for Income Taxes.    We recorded an effective annual tax benefit rate of 41% for fiscal year 2001. The effective tax benefit rate represents the federal statutory income tax rate, state income taxes and foreign income taxes increased by research and development credits. For fiscal year 2001, including the effect of the discontinued operation, we had incurred a $23.0 million loss before income taxes and minority interest. We carried a portion of this NOL back to the prior two taxable years resulting in $1.5 million in tax refunds. Research and development credits, freed up by the NOL carryback, may be carried forward to future taxable years. At the end of fiscal year 2001, federal and state research and development credit carryforwards were  $6.6 million. Federal research and development credits totaling $4.7 million expire between 2009 and 2021. State research and development credits of $1.9 million have no expiration. At the end of fiscal year 2001, our net deferred tax assets were $12.8 million.

Discontinued Operation.    Prior to the completed spin-off of Quantum on July 23, 2002, the loss from discontinued operation during the fiscal year ended April 31, 2001 was $28.6 million or $16.8 million, net of a $11.8 million tax benefit. For the same period ended April 30, 2000, the loss from discontinued operation was approximately $9.2 million or $7.0 million, net of a $2.2 million tax benefit.

Liquidity and Capital Resources

Our ongoing operations are funded by cash generated from operations, debt financings and sales of our equity securities. In addition, these sources of cash provide for capital expenditures and research and development, as well as to invest in and operate our existing operations and prospective new lines of business.

As of December 31, 2002, our cash and cash equivalents totaled slightly less than $2.0 million, compared to cash and cash equivalents of $10.4 million at April 30, 2002. Our revolving credit facility, which had a balance of $5.9 million at December 31, 2002, matures on May 31, 2003, and as discussed below, if we exercise the BRC option we will be required to pay the BRC equity holders an additional $3.0 million on April 18, 2003. One of our directors has agreed to provide us a loan of up to $8.0 million to repay the Bank of America loan, and we are exploring various alternatives for additional debt financing.

The decline in liquid assets during the transition period was due in part to our lender’s requirements that we reduce our amounts outstanding under, and to establish cash collateral for our secured credit facilities, which resulted in net cash outflows of $5.9 million. Our ratio of current assets to current liabilities was 1.5:1 at the end of the eight-month period ended December 31, 2002 and 1.9:1 at the end of our last fiscal year on April 30, 2002. During this same period our total working capital decreased by $17.5 million from $28.7 million at April 30, 2002 to $11.2 million at December 31, 2002.

We experienced an $8.4 million net decrease in liquid assets during the eight-month period ended December 31, 2002. Net cash provided by operating activities for the eight-month period ended December 31, 2002 was $1.7 million, compared to net cash provided by operating activities for the fiscal year ended April 30, 2002 of $5.3 million. The decrease in cash flow provided by operating activities for the eight month period ended December 31, 2002 resulted primarily from the net loss from continuing operations of $25.3 million offset by positive cash flows generated by decreases in accounts receivable ($1.5 million), inventory ($1.3 million), and deferred taxes including the effect of the $24.0 million valuation ($23.4 million); and an increase in depreciation and amortization ($1.4 million). For the fiscal year ended April 30, 2002, cash provided by operating activities of $5.3 million was due primarily to a net loss from continuing operations of $2.2 million and an increase in deferred taxes of $2.3 million offset by positive cash flows generated from inventories ($4.0 million), accounts receivable ($2.1 million), and depreciation and amortization ($3.0 million).

Net cash used in investing activities in the eight-month period ended December 31, 2002 was $4.2 million, an increase of $0.9 million from the fiscal year ended April 30, 2002. This increase is due primarily to acquisition costs related to BRC. During the fiscal years ended April 30, 2002 and 2001, our net cash used in investing activities was $3.3 and $3.6 million, respectively.

Net cash provided by financing activities for the eight-month period ended December 31, 2002 was $11.5 million or a decrease of $18.5 million from the last fiscal year ended on April 30, 2002. During the fiscal years ended April 30, 2002 and 2001 net cash from financing activities was $30.0 and $39.7 million, respectively. The cash provided by financing activities during the transition period resulted primarily from the net proceeds of our private placement of $17.4 million partially offset by term loan principal payments of $1.8 million, net payments under our lines of credit of $2.8 million, and an increase in restricted cash of $1.0 million.

For the transition period ended December 31, 2002, cash provided by continuing operations totaled $9.0 million and cash used in discontinued operation totaled $18.3 million for a net use of cash after the effect of translation adjustments of $8.4 million. For the fiscal year ended April 30, 2002, the net use of cash was $6.2 million consisting of $32.0 million provided by continuing operations offset by $38.3 million used in discontinued operation.

In May 2002, we completed a private placement of common stock with net proceeds of $17.4 million. We initially expected to use the proceeds of this offering for potential acquisitions, debt repayment, and general corporate purposes; however, due to the delay in effecting the Quantum spin-off, we were forced to use a portion of these proceeds to fund Quantum’s continuing operations until its separation from our core business. On the July 23, 2002 effective date of the Quantum spin-off, we released Quantum from liability relating to our $8.6 million line of credit with Bank of America and contributed $15 million in cash to Quantum to supply liquidity to meet their short-term operating needs.

At December 31, 2002, approximately $5.9 million was outstanding under our revolving line of credit with Bank of America. In June 2002, the credit facility with Bank of America was amended to reduce the available line of credit from $9.5 million to $8.0 million by June 30, 2002, to $7.0 million by September 30, 2002, to $6.0 million by December 31, 2002, and to $5.0 million by March 31, 2003 (subsequently extended to April 30, 2003). The amendment also extended the maturity date of the Company’s line of credit to May 31, 2003. In addition, the amended facility provided for a $1.0 million non-revolving line of credit for future capital expenditures, of which $0.8 million was outstanding at December 31, 2002. The Bank of America facility contains covenants that require us to satisfy certain financial tests, including a funded debt to EBITDA ratio, debt service coverage, and current ratio beginning with the fiscal quarter ending July 31, 2002. In March 2003, Bank of America amended its agreement to (1) waive the funded debt to earnings before interest, taxes, depreciation and amortization ratio and the debt service coverage ratio for the period ending January 31, 2003 (2) increase the prime rate margin on all loans to 5% (3) terminate the swap agreement and (4) defer the $1.0 million March 31, 2003 line of credit reduction to April 30, 2003. As a result of obtaining the waiver from Bank of America, the Company is in compliance with all covenants and conditions under this credit facility at December 31, 2002. The Bank of America credit facility is secured by substantially all of the Company’s assets. While our non-revolving capital expenditure line expires on May 31, 2003, we have the option to convert it to a term loan, requiring quarterly principal reductions, which would extend the maturity date to March 31, 2005.

In addition, our subsidiary in the Netherlands has a Euro 2.3 million (US$2.3 million at December 31, 2002) credit facility with Fortis Bank. At December 31, 2002, there was an outstanding balance under this credit facility of US$0.7 million.

Our subsidiary in Japan has a ¥64 million (US$0.5 million at December 31, 2002) short-term loan facility with the Hong Kong and Shanghai Banking Corporation Ltd., Osaka Branch. At December 31, 2002, a balance of US$0.5 million was outstanding.

On October 3, 2002, the Company entered into an option agreement with the equity holders of B.R.C. Societá a Responsabilita Limitata (“BRC”) under which the Company was granted an option to acquire a 50% ownership interest in BRC. The price to acquire this option included a $1.5 million payment and the issuance of 2.3 million shares of our common stock (which the parties acknowledged and agreed were valued at $10.0 million), BRC is the parent company of M.T.M. S.r.l of Italy, a supplier for alternative fuel products and systems used in automobiles throughout Europe and in Africa and Central and South America. To exercise the option, we initially were required to give BRC a written notice between January 1 and January 15, 2003, and to pay the BRC equity holders an additional US $4,250,000 plus €1,250,000 in cash not later than January 31, 2003. We and the BRC equity holders subsequently entered into an amendment extending the notice date to February 17, 2003 and the exercise date to April 18, 2003. We gave the required notice on February 13, 2003. A deferred payment of $7.0 million is due in September 2003. We are currently exploring various alternatives to finance both the April 2003 and September 2003 payments of the purchase price. If we are unable to obtain financing to pay the required April payment, the BRC equity holders would retain the cash portion of the purchase price paid through March 31, 2003 of approximately $3.8 million and would be required to return the 2,309,470 shares of common stock.

Our $5.9 million line of credit with Bank of America matures on May 31, 2003, and we do not currently have the liquidity to repay this obligation. We are exploring senior and subordinated debt arrangements that would permit us to pay off our Bank of America debt prior to its maturity and to pay the $3 million portion of the exercise price due in April 2003 under our BRC option agreement. One of our directors has committed to provide an $8.0 million loan to repay the Bank of America obligation if the Company is unable to find alternative sources. Until additional sources of funding become available, we will be limited in our ability to capitalize on opportunities that we believe to exist in the alternative fuel market and to invest in long-term business opportunities. We cannot assure readers that such additional sources of financing will be available on acceptable terms, if at all. If additional sources of financing are not available, we plan to implement measures to conserve cash and reduce costs, which may affect our ability to capitalize on strategic growth opportunities, complete the BRC acquisition and to pursue our research and development plans. Moreover, if we cannot refinance our senior credit facilities and pay our debts as they come due in the ordinary course of business, we may be forced to restructure our operations or to take other actions that would materially and adversely impact our business, financial conditions and results of operations.

In light of the decreases in cash flow and our current liquid asset position, we expect that we will need to raise additional capital in the near future in order to meet our existing liabilities, supply working capital, payoff our banking obligations and provide funds to complete the BRC acquisition. We cannot assure readers that such capital will be available on reasonable terms or otherwise.

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

The functional currency for all of our international subsidiaries is the local currency of the subsidiary. An increase in the value of the U.S. Dollar increases the costs incurred by our subsidiaries because most of our international subsidiaries’ inventory purchases are U.S. Dollar denominated. We monitor this risk and attempt to minimize the exposure through forward currency contracts and the management of cash disbursements in local currencies. At December 31, 2002, we had no forward currency contracts. We seek to manage our foreign currency economic risk by minimizing our U.S. Dollar investment in foreign operations using foreign currency term-loans to finance the operations of our foreign subsidiaries.

Interest Rate Management.    We use interest rate swap agreements with Bank of America to manage our exposure to interest rate changes and to stabilize the cost of borrowed funds. When this type of agreement is executed, the swap is generally linked to a specific debt instrument. At December 31, 2002 we had approximately $4.4 million secured under a fixed interest rate agreement with a fixed interest rate of 10.6%. Absent this fixed rate agreement the variable rate for this debt at December 31, 2002 would have been 6.4%. At December 31, 2002 the fair value of the interest rate swap agreement was $(0.2) million. In March 2003, we subsequently cancelled the swap agreement, which had previously been treated as a cash flow hedge with the loss on fair value included in other comprehensive income, and charged to expense the carrying value of the swap as interest expense as of December 31, 2002.

Debt Obligations.    The following table summarizes our debt obligations at December 31, 2002. The interest rates represent weighted average rates, with the period end rate used for the variable rate debt obligations. The fair value of the debt obligations approximated the recorded value as of December 31, 2002.

	2003	2004		2005		2006		Thereafter		Total	Fair Value 12/31/02
	(Dollars in millions)
Debt denominated in US dollars:
Line of credit	$5.9	$		$		$		$		$5.9	$5.9
Term loans, including current portion:
Variable rate	$6.8	$		$		$		$		$6.8	$6.8
Average interest rate	8.0%		%		%		%		%
Long term debt denominated in foreign currencies:
Euros
Line of Credit	$0.7	$		$		$		$		$0.7	$0.7
Japanese Yen
Line of Credit	$0.5	$		$		$		$		$0.5	$0.5
Interest rate derivative financial instruments:
Pay fixed/receive variable	$4.4	$		$		$		$		$4.4	$4.6
Average pay rate	5.6%		%		%		%		%
Average receive rate	1.4%		%		%		%		%

Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting For Stock Based Compensation Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123 “Accounting For Stock-Based Compensation”, to provide new guidance concerning the transition when a company changes from the intrinsic-value method to the fair-value method of accounting for employee stock-based compensation cost. As amended by SFAS No. 148, SFAS No. 123 also requires additional disclosure regarding such cost in annual financial statements and in condensed interim financial statements. Certain disclosure provisions of SFAS No. 148 were adopted by the Company in its financial statements prepared as of December 31, 2002. The Company believes that the adoption of SFAS No. 148 will not have a material impact on the Company’s financial position or results of operations.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations For a Disposal of a Segment of a Business”. SFAS No. 144 is effective for fiscal years beginning after  December 15, 2001, with earlier application encouraged. We adopted SFAS No.144 as of May 1, 2002 and the adoption of the Statement did not have a significant impact on our financial position and results of operations, except that the Quantum operations are presented as a discontinued operation.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations,” and issued Statements of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill is no longer amortized but is subject to annual impairment tests in accordance with the Statements. Other intangible assets continue to be amortized over their useful lives.

We adopted the new rules on accounting for goodwill and other intangible assets beginning with the transition period ended December 31, 2002. Application of the nonamortization provisions of the Statement resulted in an increase in net income on an annual basis of approximately $0.4 million ($.03 per share). We performed the first of the required impairment tests of goodwill and indefinite lived intangible assets effective May 1, 2002 and determined that there was no impact on the Company’s financial position during the period ended July 31, 2002. We also conducted the goodwill impairment tests as of December 31, 2002 and similarly determined that there was no impact on the financial position of the Company.

Contractual Obligations

The following table contains supplemental information regarding total contractual obligations as of December 31, 2002. The capital lease obligations are undiscounted and represent total minimum lease payments. The term loan payable includes an amount of $0.2 million classified as a derivative instrument and due in the current period (see Note 3 of the Notes to Consolidated Financial Statements).

	Payments due by period
Contractual Obligations	Total	Less Than One Year	2-3 Years	4-5 Years	More Than 5 Years
Revolving Line of Credit	$6,574,687	$6,574,687	$—	$—	$—
Term Loan Payable	7,099,490	7,099,490	—	—	—
Capital Lease Obligations	617,590	516,390	101,199	—	—
Operating Lease Obligations	6,218,089	1,830,221	1,669,391	872,193	$1,846,284
Employment Agreements	686,700	549,360	137,340	—	—

Total	$21,196,556	$16,570,148	$1,907,930	$872,193	$1,846,284

Risk Factors

The preceding discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. We face a number of risks and uncertainties in any forward-looking statement. Factors that could cause or contribute to such differences include, but are not limited to, the following:

We recently have experienced, and in the near term we will continue to experience, significant cash flow outflows that may limit our ability to grow and may materially and adversely impact our prospective revenues.

Since completing the spin-off of our former Quantum operations on July 2002, we have continued to experience operating losses and net cash outflows. At December 31, 2002, our cash and cash equivalents totaled approximately $2.0 million, compared with $10.4 million at April 30, 2002. During the eight-month period ended December 31, 2002, our working capital decreased by $17.5 million to $11.2 million from $28.7 million at April 30, 2002. During the period between May 1 and December 31, 2002 we incurred an operating loss of $1.2 million owing in large part to non-recurring expenses relating to our change from a fiscal year ending in April 30, to a calendar year, Quantum spin-off costs, a downturn in our primary market and to generally unfavorable economic conditions. In addition to these losses, we have experienced significant cash outflows in connection with our purchase of an equity interest in BRC and as a result in a reduction in our borrowing ability under our primary credit facilities and a requirement by our lender that we reduce the amount outstanding under the related loans. The amounts that we have paid to reduce our outstanding loans and increase our cash collateral account during the period between May 1 and December 31, 2002 totaled $5.9 million and we paid the BRC equity holders approximately $2.3 million in cash in connection with the acquisition and exercise of the BRC option. Additionally, we will be required to pay approximately $4.5 million if we exercise the BRC purchase option in April 2003, and we may be required to make substantial payments to Bank of America in May 2003 in connection with the maturity of our credit facility. Our current cash position and upcoming cash obligations especially if combined with stagnant or declining revenues, may force us to take steps such as personnel reductions or curtailment of growth as a means to manage our liquidity, and those measures could have an adverse impact on research and development activities, our production capacity or other aspects of our business that might have a material adverse impact on results of operations. In some instances these impacts may well last beyond the term of the immediate cash shortfall.

Prevailing economic conditions and international dissension may disproportionately affect our business.

Because we depend heavily on sales to developing nations, and because our business is based on fossil fuel markets, the effects of the Iraq conflict, as well as uncertainty and the direction of the prevailing U.S. and global economies, may cause our customers to delay orders, may result in interruptions in shipments to some customers or from some suppliers, or may have other effects that may decrease our revenues or increase our costs. This situation, whether alone or in combination with one or more risk factors discussed in this report, may affect our business materially or adversely.

We may not be able to meet the terms and conditions of the Bank of America long-term financing arrangement.

On December 31, 2002, approximately $12.6 million was outstanding under our credit facilities with  Bank of America. In June 2002, the credit, term loan and capital expenditure and lease facilities with Bank of America was amended to reduce the available line of credit from $9.5 million to $8.0 million by June 30, 2002, to $7.0 million by September 30, 2002 and to $6 million by December 31, 2002. The amendment also extended the maturity date of our line of credit and term loans to May 31, 2003. In addition, the amended facility also provided for a $1.0 million non-revolving line of credit for capital expenditures. The Bank of America facility is secured by substantially all of our assets. For the quarters ended July 31, 2002, October 31, 2002 and January 31, 2002 Bank of America waived our funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio and the debt service coverage ratio covenants, as defined in the agreement. There can be no assurance that further waivers would be granted for future measurement dates.

For the most recent description of our indebtedness, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Transition Report. Subject to certain restrictions set forth in our credit facility, we may incur additional indebtedness in the future, including indebtedness incurred to finance, or which is assumed in connection with, acquisitions. In the future, we may renegotiate or refinance our revolving line of credit with Bank of America with agreements that have different or more stringent terms or split our Bank of America facility into two or more facilities with different terms. The level of our indebtedness could:

•	limit cash flow available for general corporate purposes, such as acquisitions and capital expenditures, due to the ongoing cash flow requirements for debt service;

•	limit our ability to obtain, or obtain on favorable terms, additional debt financing in the future for working capital, capital expenditures or acquisitions;

•	limit our flexibility in reacting to competitive and other changes in the industry and economic conditions generally;

•	expose us to a risk that a substantial decrease in net operating cash flows due to economic developments or adverse developments in our business could make it difficult to meet debt service requirements; and

•	expose us to risks inherent in interest rate fluctuations because the existing borrowings are and any new borrowings may be at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates.

Our ability to make scheduled payments of principal of, to pay interest on, or to refinance our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which may be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. We cannot control many of these factors, such as the economic conditions in the markets in which we operate and initiatives taken by our competitors. In addition, there can be no assurance that future borrowings or equity financing will be available for the payment or refinancing of our indebtedness. If we are unable to service our indebtedness, whether in the ordinary course of business or upon acceleration of such indebtedness, we may be forced to pursue one or more alternative strategies, such as restructuring or refinancing our indebtedness, selling assets, reducing or delaying capital expenditures or seeking additional equity capital. There can be no assurance that any of these strategies could be affected on satisfactory terms, if at all.

We may be unable to raise sufficient cash to fund our exercise of the option to acquire the BRC interest.

As currently structured, we exercised our option to acquire the BRC interest on February 15, 2003, and on or before April 18, 2003 we must make payments of approximately $3.0 million. Additionally, on or before September 30, 2003 we must make a final payment of US$7,000,000 (subject to certain reductions based upon BRC’s accounts receivable collections). We do not presently have sufficient current assets to pay the exercise price, nor do we have committed sources of additional capital to fund the acquisition. While we are presently negotiating for the capital that would be required to permit us to exercise the option, we do not yet have a commitment from any debt or equity funding source, and we cannot make assurances that the necessary funding will be available on satisfactory terms, or at all. If we cannot (or elect not to) exercise the option we may be required to write-off amounts previously capitalized.

We have completed a series of financing transactions that, if aggregated under Nasdaq rules, would require us to obtain stockholder approval.

Under Nasdaq corporate governance rules, a company with securities listed on the Nasdaq National Market generally must obtain stockholder approval before issuing securities that aggregate to 20% or more of the issuer’s outstanding common stock if the sale price is less than the greater of book or market value.

In January 2002, we issued 2,000,000 shares of common stock, which amounted to approximately 19% of our then outstanding common stock, at a price of $11.25 per share, which was an 11% discount to the then current market price of our common stock. The transaction was structured as a private placement to institutional and accredited investors and included warrants to purchase 200,000 shares of our common stock at an exercise price 18% greater than the market price. The purpose of this transaction was to raise additional working capital.

On May 8, 2002 we sold 1,500,000 shares of our common stock at a price of $12.50 per share, yielding gross proceeds of $18.75 million. The issue price in this offering represented a 1% discount to the closing price of our common stock on that date. We issued these shares in a private placement to provide working capital, to address a potential acquisition strategy and to reduce our debt, although, owing to a delay in our effecting the Quantum spin-off we found it necessary to use a portion of those proceeds to fund our combined operations until the spin-off was completed on July 23, 2002.

On October 3, 2002 we entered into an option agreement to acquire an equity interest in BRC pursuant to which we issued 2,309,470 shares of common stock, amounting to 16% of our outstanding common stock, to the selling stockholders at an effective price of $4.33 per share, representing a 60% premium over the then current market price and a 7% discount from book value per share as of July 31, 2002 (unaudited).

If the Nasdaq were to take the position that one or more of these issuances should be integrated with one or more other transactions, we would have violated the Nasdaq rules requiring stockholder approval. We believe that the offer and sale of our common stock in these transactions should not be integrated under the Commission’s guidance respecting integration of multiple sales. However, we have not obtained any formal guidance from Nasdaq to that effect. If Nasdaq were to determine that the offer and sale of our common stock in these transactions requires stockholder approval, Nasdaq could halt trading of our common stock and initiate delisting of our common stock from the Nasdaq National Market. A delisting by Nasdaq, if it were to occur, would materially impair the liquidity of our securities and would adversely affect the trading price of our common stock.

We have completed a series of financing transactions that we treated as exempt from federal securities registration and, if those transactions were aggregated, we might face rescission liability to certain stockholders and potential enforcement action from the Commission.

The sale of our common stock in the May 8, 2002 private placement transaction occurred less than six months after our January 2002 private placement and the resale registration statement on Form S-3 relating to the shares and warrants issued in the January private placement remained effective at the time of the May transaction. As a result, the two private placements do not fall within the six month safe-harbor provided by Regulation D promulgated under the Securities Act to avoid potential integration of the offerings. As a result, there is a risk that investors in either offering may claim that the May private placement should be integrated with the January private placement and that, as a result, they would be entitled to rescission of that purchase. If the Commission were to take a similar position, we also might be subject to enforcement proceedings for failing to affect a registration of this transaction in violation of Section 5 of the Securities Act.

Similarly, the issuance of common stock to the selling stockholders on November 29, 2002 was pursuant to an agreement reached with the selling stockholders on October 3, 2002, less than six months after the May 8, 2002 private placement and at a time when the registration statement for the resale of shares issued in the May transaction remained effective. This issuance was effected under the exemption from registration provided in Regulation S of the Securities Act for certain sales to persons not resident in the United States, and under the exemption for private placements afforded by Section 4(2) of the Securities Act. Although the issuance of the shares was more than six months after the May 2002 private placement transaction, the agreement under which the shares were issued was less than six months after that transaction and, as a result, the Commission or one or more of the purchasers in either the May 2002 or the November 2002 issuance (or both) might take the position that the sales should be integrated and that the private placement exemption is unavailable. If such a person were to prevail on that argument, and if we were found not to have perfected a Regulation S exemption, we might face rescission liability to the purchasers or enforcement action by the Commission.

If a court were to determine that the offers and sales of our common stock in the January and May 2002 transactions, or May 2002 transaction and the issuance of common stock to the selling stockholders, should be integrated or treated as a single offering, then the selling stockholders, investors in the January and May private placements, or both may be entitled to recover the consideration paid for the shares they purchased with interest thereon, or for damages (if the investor no longer owns the shares).

Our spin-off of our Quantum subsidiary is subject to tax risks for us and our stockholders, including restrictions on our or Quantum’s issuance of equity securities in order to maintain the tax-free status of the spin-off.

At the time of our spin-off of Quantum on July 23, 2002 we received an opinion of Morrison & Foerster LLP to the effect that the spin-off was tax-free to our stockholders for federal income tax purposes. The opinion of Morrison & Foerster LLP is not binding on the Internal Revenue Service and no assurance can be given that the Internal Revenue Service or the courts will agree with their opinion. The opinion was also subject to specific assumptions and the accuracy and completeness of specific factual representations and statements made by Quantum and us, and we are subject to certain limitations on changes in our capital structure following the Quantum transaction. If these assumptions, representations or statements are incorrect or incomplete in any material respect, the conclusions set forth in the opinion may not be correct. Similarly, we can provide no assurances that our issuance of stock to the selling stockholders will not adversely impact the tax-free character of the Quantum spin-off.

Even if the spin-off is tax-free to our stockholders, it will be taxable to us if Section 355(e) of the Internal Revenue Code applies to the spin-off. Section 355(e) of the Internal Revenue Code will apply if 50% or more of our stock or Quantum stock, by vote or value, is acquired by one or more persons, other than our historic stockholders who receive Quantum common stock in the spin-off, acting pursuant to a plan or a series of related transactions that includes the spin-off. We cannot provide you any assurance that Section 355(e) of the Internal Revenue Code will not apply to the spin-off. Risk of the applicability of Section 355(e) of the Internal Revenue Code may also discourage, delay or prevent a merger, change of control, or other strategic or capital raising transactions involving our outstanding equity or issuance of new equity.

The growth of the alternative fuel market will have a significant impact on our business.

Our future success depends on the continued expansion of the alternative fuel industry, which has not yet expanded broadly. In the United States and certain of our other target markets, alternative fuel such as natural gas currently cannot be readily obtained by consumers for motor vehicle use and only a small percentage of motor vehicles manufactured in 2001 was equipped to use alternative fuels. We cannot assure you that the market for gaseous alternative fuel engines will expand broadly or, if it does, that it will result in increased sales of our advanced fuel system products. In addition, we have designed many of our products for alternative fuel vehicles powered by internal combustion engines, but not currently for alternative power sources, such as electricity or alternate forms of those power sources. If the major growth in the alternative fuel market relates solely to those power sources, our revenues may not increase and may decline.

Users of gaseous alternative fueled vehicles may not be able to obtain fuel conveniently and affordably, which may adversely affect the demand for our products.

Vehicles and equipment powered by gaseous alternative fuels currently run primarily on natural gas or propane. The construction of a distribution system to deliver natural gas and propane will require significant investment by third parties. An adequate fuel distribution infrastructure may not be built. We are relying on third parties, most of which are committed to the existing gasoline infrastructure, to build this infrastructure. If these parties build a fuel distribution infrastructure, the fuel delivered through it, both due to the cost of the delivery system and the cost of the fuel itself, may have a higher price than users are willing to pay. If users cannot obtain fuel conveniently or affordably, a mass market for vehicles and equipment powered by gaseous alternative fuels or fuel cells is unlikely to develop.

Our ability to attract customers and sell products successfully in the alternative fuel industry also depends on a price differential between liquid fuels, such as petroleum and gasoline, and gaseous fuels, such as propane and natural gas. This price differential may not exist. Should this differential narrow or disappear, it could adversely affect the demand of our products.

We currently face and will continue to face significant competition, which could result in a decrease in our revenue.

We currently compete with companies that manufacture products to convert internal combustion engines operating on liquid fuels to gaseous fuels. Increases in the market for alternative fueled vehicles may cause automobile or engine manufacturers to develop and produce their own fuel conversion or fuel management equipment rather than purchasing the equipment from suppliers such as us. In addition, greater acceptance of alternative fuel engines may result in new competitors. Should any of these events occur, the total potential demand for our products could be adversely affected and cause us to lose existing business.

We face risks associated with marketing, distributing and servicing our products internationally.

We currently operate in Australia, Europe, India, China, Japan and Mexico and market our products and technologies in other international markets, including both industrialized and developing countries. Our international operations are subject to various risks common to international activities, such as the following:

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

The automotive industry experiences significant product liability claims. As a supplier, we face an inherent exposure to product liability claims if our products (or the equipment into which our products are incorporated) malfunction, resulting in personal injury or death. We may be named in product liability claims even if there is no evidence that our systems or components caused a loss. Product liability claims could result in significant losses from defense costs or damages awards. The sale of systems and components for the transportation industry entails a high risk of these claims. In addition, we may be required to participate in a recall involving these systems if any of our systems prove to be defective, or we may voluntarily initiate a recall or make payments related to such claims as a result of various industry or business practices or the need to maintain good customer relationships. Each of these actions would likely harm our reputation and lead to substantial expense. We cannot assure you that our product liability insurance will be sufficient to cover all product liability claims, that such claims will not exceed our insurance coverage limits or that such insurance will continue to be available on commercially reasonable terms, if at all. Any product liability claim brought against us could have a material adverse effect on our reputation and business.

Our business may become subject to future product certification regulations that may impair our ability to market our products.

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

Any new government regulation that affects our advanced fuel technologies, whether at the foreign, federal, state or local level, including any regulations relating to installation and servicing of these systems, may increase our costs and the price of our systems. As a result, these regulations may have a negative impact on our revenues and profitability and thereby harm our business, prospects, and results of operations or financial condition.

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

We rely on patent, trademark and copyright law, trade secret protection, and confidentiality and other agreements with our employees, customers, partners and others to protect our intellectual property. However, some of our intellectual property is not covered by any patent or patent application and, despite our precautions, it may be possible for third parties to obtain and use our intellectual property without authorization.

We do not know whether the scopes of our issued patents are sufficiently broad to protect our technologies or processes or whether the reissue examination will be in our favor. Moreover issued patents may be challenged or invalidated. We could incur substantial costs in prosecuting or defending patent infringement suits. Furthermore, the laws of some foreign countries may not protect intellectual property rights to the same extent, as do the laws of the United States. For instance, it may be difficult for us to enforce certain of our intellectual property rights against third parties who may have inappropriately acquired interests in our intellectual property rights by filing unauthorized trademark applications in foreign countries to register the marks that we use because of their familiarity with our worldwide operations.

As part of our confidentiality procedures, we generally have entered into non-disclosure agreements with our employees, consultants and corporate partners and have attempted to control access to and distribution of our technologies, documentation and other proprietary information. We plan to continue these procedures. Despite these procedures, third parties could copy or otherwise obtain and make unauthorized use of our technologies or independently develop similar technologies. The steps we have taken and that we may take in the future may not prevent misappropriation of our solutions or technologies, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States.

We cannot assure you that we will be successful in protecting our proprietary rights. Any infringement on any of our intellectual rights could have an adverse effect on our ability to develop and sell successfully commercially competitive systems and components.

If third parties claim that our products infringe their intellectual property rights, we may be forced to expend significant financial resources and management time and our operating results would suffer.

Third parties may claim that our products and systems infringe on third-party patents and other intellectual property rights. Identifying third-party patent rights can be particularly difficult, especially since patent applications are not published until 18 months after their filing dates. In the event a competitor were to challenge our patents, or assert that our products or processes infringe its patent or other intellectual property rights, we could incur substantial litigation costs, be forced to make expensive products, pay substantial damages, or even be forced to cease our operations. Third-party infringement claims, regardless of their outcome, would not only drain our financial resources but also divert the time and effort of our management and could result in our customers or potential customers deferring or limiting their purchase or use of the affected products or services until resolution of the litigation.

We depend on third-party suppliers for the supply of key materials and components for our products.

We have established relationships with third-party suppliers, which provide materials and components for our products. A supplier’s failure to supply materials or components in a timely manner or to supply materials and components that meet our quality, quantity or cost requirements, combined with a delay in our ability to obtain substitute sources for these materials and components in a timely manner or on terms acceptable to us, would harm our ability to manufacture our products or would significantly increase our production costs, which could negatively impact our results of operations and business.

Potential fluctuations in our financial results could cause our stock price to decline.

Our revenue and operating results are subject to annual and quarterly fluctuations as a result of a variety of factors, including the following:

•	budget cycles and funding arrangements of governmental agencies;

•	purchasing cycles of fleet operators and other customers;

•	the uncertainty of timing of deliveries of vehicles and other equipment on which our products are installed;

•	the timing of implementation of government regulations promoting the use of our products; and

•	general economic factors.

It is possible that our operating results in one or more future quarters may fall below the expectations of securities analysts and investors. If this occurs, the trading price of our common stock might be materially and adversely affected.

We could lose or fail to attract the personnel necessary to run our business.

Our success depends in large part on our ability to attract and retain key management, engineering, scientific, manufacturing and operating personnel. We lost some of our executive management in the Quantum spin-off, and it will take time for us to hire or train replacement personnel. Recruiting personnel for the industries in which we engage is highly competitive, and the failure to attract or retain qualified personnel could have a material adverse effect on our business.

Our business could be harmed if we fail to meet OEM specifications.

We offer integrated alternative fuel systems, which include tanks, brackets, electronics, software and other components required to allow these products to operate in alternative fuel applications. Customers for these systems require that these products meet strict OEM standards. Our compliance with these requirements has resulted in increased development, manufacturing, warranty and administrative costs. A significant increase in these costs could adversely affect our profitability. If we fail to meet OEM specifications on a timely basis, our relationships with OEMs may be harmed.

We may be subject to increased warranty claims.

In response to consumer demand, OEM, vehicle and industrial equipment manufacturers have been providing, and may continue to provide, increasingly longer warranty periods for their products. As a consequence, these manufacturers require their suppliers, such as us, to provide correspondingly longer product warranties. As a result, we could incur substantially greater warranty claims in the future.

We may experience unionized labor disputes at OEM facilities.

As we become more dependent on vehicle conversion programs with OEMs, we will become increasingly dependent on OEM production and the associated labor forces at OEM sites. Labor unions represent most of the labor forces at OEM facilities. Labor disputes could occur at OEM facilities, which could adversely impact our direct OEM product sales. For example, in 1998, as a result of a strike at one of our OEM’s facilities, we experienced lower sales of our products used in General Motors pick-up trucks than we had expected for our 1999 fiscal year.

Changes in environmental policies could hurt the market for our products.

The market for alternative fueled vehicles and equipment, and the demand for our products are driven, to a significant degree, by local, state and federal regulations in the United States that relate to air quality and require the purchase of motor vehicles and equipment operating on alternative fuels. Similarly, foreign governmental regulations also affect our international business. These laws and regulations may change, which could result in transportation or equipment manufacturers abandoning their interest in alternative fueled powered vehicles. In addition, a failure by authorities to enforce current domestic and foreign laws or to adopt additional environmental laws could reduce the demand for our products.

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

Provisions in our certificate of incorporation and bylaws and in the Delaware corporation law may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt that our management and Board of Directors oppose. Public stockholders that might desire to participate in one of these transactions may not have an opportunity to do so. We also have a staggered Board of Directors, which makes it difficult for stockholders to change the composition of the Board of Directors in any one-year. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change in control or to change our management and Board of Directors.

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

Substantial sales of our common stock, including shares issued upon exercise of our outstanding options, in the public market or the perception by the market that these sales could occur, could lower our stock price or make it difficult for us to raise additional equity. As of March 15, 2003, we had 16,433,202 shares of common stock outstanding. Of these shares, 14,788,689 shares are currently freely tradable. In addition, the shares registered in our Form S-3 offering in connection with our planned acquisition of BRC will be freely tradable upon their sale. Furthermore, as of February 28, 2003, up to 2,128,185 shares were issuable upon the exercise of options and up to 300,000 shares were issuable upon exercise of warrants outstanding as of that date, and those shares may become available for sale in the public markets. In the case of outstanding options and warrants that have exercise prices less than the market price of our common stock from time to time, investors would experience dilution. We cannot predict if future sales of our common stock, or the availability of our common stock for sale, will harm the market price of our common stock or our ability to raise capital by offering equity securities.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Information relating to Quantitative and Qualitative Disclosures About Market Risk appear under the heading “Derivative Financial Instruments” which is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Item 8.    Financial Statements and Supplementary Data.

See pages F-1 through F-27 of this Transition Report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

The SEC allows us to “incorporate by reference” the information we file with them, which means that we can disclose important information to you by referring you to those documents. The information incorporated by reference is considered to be part of this Annual Report. We incorporate by reference in Items 10 to 13 below certain sections of our definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2002.

Item 10.    Directors and Executive Officers of the Registrant

The following table sets forth certain information regarding our directors and executive officers as of March 31, 2003:

Name	Age	Position
Robert M. Stemmler (3)	67	Chairman of the Board of Directors, President and Chief Executive Officer

Dale L. Rasmussen	53	Senior Vice President and Secretary

Brad E. Garner	40	General Manager & Director, Gaseous Fuel Products Division

Timothy S. Stone	42	Acting Chief Financial Officer and Treasurer

Norman L. Bryan (1)	61	Director

Nickolai A. Gerde (1)	58	Director

Paul Mlotok (1)(2)	58	Director

J. David Power III (2)	71	Director

Don J. Simplot (2)(3)	67	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating Committee

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

Timothy S. Stone has served as acting Chief Financial Officer & Treasurer since August 2002. He originally joined IMPCO in February 2000 and had been serving as corporate controller since July 2000. While at IMPCO, Mr. Stone has also had a leading role in matters concerning SEC and NASDAQ financial reporting regulations. Prior to joining IMPCO, Mr. Stone consulted for the Capital Guardian Trust Company in their personal investment management division and was a financial institution examiner with the Federal Deposit Insurance Corporation. Mr. Stone holds a BS degree in Finance from California State University Long Beach and an MBA degree in Finance and Economic Policy from the University of Southern California. Mr. Stone is a Chartered Financial Analyst. He is also a member of the Association of Investment Management and Research and member and previous director of the Orange County Society of Investment Managers.

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

Nickolai A. Gerde was appointed a Director of Impco in February 2003. Mr. Gerde is a former CPA, currently providing business and financial consulting services. He was previously the Vice President Finance and CFO for seven years of Pacific Aerospace & Electronics, Inc. a publicly traded NASDAQ international aerospace supplier. He has held a number of senior financial management positions in both public and private businesses including telecommunications; economic development and business recruitment; manufacturing; long term healthcare; and public accounting. Mr. Gerde earned a cum laude bachelors degree from the University of Washington Business School, a summa cum laude associates degree from Bellevue Community College and served honorably in the U.S. Army in the U.S. and Europe. He has served on the boards of a number of civic organizations, recently completing a three-year board position on the Greater Wenatchee Valley Chamber of Commerce.

Paul Mlotok has served as a director since April 1997 and is Chair of the Compensation Committee. Since 1995, he has been a Senior Practitioner with the consulting firm Global Business Network, which specializes in the areas of energy, natural resources and finance. From 1989 to 1995, he was a Principal and oil industry analyst at Morgan Stanley & Co. He has a B.A. degree in economics from Cornell University and a Ph.D. in economics from Brown University.

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

Don J. Simplot has served as a director since May 1978 and is Chair of the Nominating Committee. He is the President of Simplot Industries, Inc., which is engaged in agricultural enterprises, and a Director member of the office of the chair of J.R. Simplot Company, which is also engaged in agricultural enterprises. Mr. Simplot is a director of Micron Technology, Inc., a designer and manufacturer of semiconductor memory components primarily used in various computer applications.

The Board of Directors is divided into three classes, each consisting of three directors, with the three classes serving staggered three-year terms. Each director will hold office until the first meeting of stockholders immediately following expiration of his three year term of office and until his successor is qualified and elected.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s Directors and executive officers, and persons who own more than 10% of the Company’s Common Stock to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Executive officers, Directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company or advice that no filings were required, during the transition period ended December 31, 2002 all executive officers, Directors and greater than 10% beneficial owners complied with the Section 16(a) filing requirements.

Item 11.    Executive Compensation

Information required by this Item 11 is incorporated by reference in this Annual Report from our definitive proxy statement to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2002.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item 12 is incorporated by reference in this Annual Report from our definitive proxy statement to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2002.

Item 13.    Certain Relationships and Related Transactions

Information required by this Item 13 is incorporated by reference in this Annual Report from our definitive proxy statement to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2002.

Item 14.    Controls and Procedures.

Within 90 days prior to the date of this transition report on Form 10-K, the Company carried out an evaluation under the supervision of management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. There were no significant changes to the Company’s internal controls or in other factors known to management that could significantly affect such internal controls subsequent to the date that the Company carried out its evaluation.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)    Documents filed as part of this report:

(1)    Consolidated Financial Statements:

Report of independent auditors.

Consolidated balance sheets as of April 30, 2000, 2001 and 2002 and December 31, 2002.

Consolidated statements of operations for the years ended April 30, 2000, 2001, and 2002 and the eight-month period ended December 31, 2002.

Consolidated statements of stockholders’ equity for the years ended April 30, 2000, 2001, and 2002 and the eight-month period ended December 31, 2002.

Consolidated statements of cash flows for years ended April 30, 2000, 2001, and 2002 and the  eight-month period ended December 31, 2002.

Notes to consolidated financial statements.

(2)    Supplemental Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts

SCHEDULE II—VALUATION ACCOUNTS

	Balance at beginning of period	Additions charged (credited) to costs and expenses	Write-offs and other adjustments	Balance at end of period
Allowance for doubtful accounts for the period ended:
December 31, 2002	$875,289	$539,090	$(119,728)	$1,294,651
April 30, 2002	981,353	364,659	(470,723)	875,289
April 30, 2001	525,597	654,932	(199,176)	981,353
April 30, 2000	495,824	352,053	(322,280)	525,597

Inventory valuation reserve for the period ended:
December 31, 2002	$1,581,944	$319,610	$(236,003)	$1,665,551
April 30, 2002	1,738,849	507,550	(664,455)	1,581,944
April 30, 2001	1,561,859	583,956	(406,966)	1,738,849
April 30, 2000	1,390,492	284,996	(113,629)	1,561,859

Warranty reserve for the period ended:
December 31, 2002	$284,845	$233,416	$(66,230)	$452,031
April 30, 2002	227,153	170,217	(112,525)	284,845
April 30, 2001	426,987	73,117	(272,951)	227,153
April 30, 2000	241,980	411,454	(226,447)	426,987

Product liability reserve for the period ended:
December 31, 2002	$1,000	$—	$—	$1,000
April 30, 2002	1,000	—	—	1,000
April 30, 2001	1,000	—	—	1,000
April 30, 2000	1,000	—	—	1,000

Deferred tax valuation reserve for the period ended:
December 31, 2002	$—	$24,000,000	$—	$24,000,000

Item 15.    Exhibit List

(3) Exhibits:

Exhibit No.	Description	Note No.

2.1	Deed of Sale of Business by and among IMPCO Technologies Pty. Limited, as buyer, and Ateco Automotive Pty Limited, as seller, dated as of July 1, 1996.	(7)

2.2	Deed of Release by and among IMPCO Technologies, Inc. and Ateco Automotive Pty Limited dated as of July 1, 1996.	(7)

2.3	Shareholders Agreement for Gas Parts (NSW) Pty Limited by and among IMPCO Technologies Pty. Limited, Gas Parts Pty Limited and Gas Parts (NSW) Pty. Limited, dated as of July 4, 1996.	(7)

2.4	Option Agreement between IMPCO Technologies, Inc. and the controlling shareholders of B.R.C. Societa a Responabilita Limitata of Italy, dated as of October 3, 2002.	(31)

3.1	Certificate of Incorporation, as currently in effect.	(28)

3.2	Bylaws adopted July 22, 1998.	(13)

4.1	Stockholders’ Protection Rights Agreement dated as of June 30, 1999 between IMPCO Technologies, Inc. and ChaseMellon Stockholder Services, L.L.C., as Rights Agent.	(12)

10.1	Lease between L-W Income Properties and IMPCO Technologies, Inc. dated May 10, 1989.	(2)

10.2+	1989 Incentive Stock Option Plan.	(3)

10.3+	1991 Executive Stock Option Plan dated November 5, 1991, among AirSensors, Inc., as the Company, and Bertram R. Martin, James J. Mantras and Dale L. Rasmussen, as Optionees.	(4)

10.4	First Amendment to Lease dated April 19, 1993, between L-W Income Properties and IMPCO Technologies, Inc.	(5)

10.5+	1993 Stock Option Plan for Non-employee Directors.	(6)

10.6+	Amendment to 1989 Incentive Stock Option Plan.	(6)

10.7+	1996 Incentive Stock Option Plan.	(8)

10.8+	1997 Incentive Stock Option Plan.	(9)

10.9	Lease between Klein Investments, Family Limited Partnership, as lessor, and IMPCO Technologies, Inc., as lessee, dated August 18, 1997.	(10)

10.10	Amendment dated March 18, 1998 to Loan agreement dated October 7, 1998 between Bank of America National Trust and Savings, as lender, and IMPCO Technologies, Inc., as the borrower.	(10)

10.11	Amendment dated April 29, 1998 to Loan agreement dated October 7, 1998 between Bank of America National Trust and Savings, as lender, and IMPCO Technologies, Inc., as the borrower.	(10)

10.12	Loan Agreement for IMPCO Technologies, B.V. as borrower, and Bank of America National Trust and Savings Association, acting through its Amsterdam branch, as lender, dated as of April 27, 1998.	(10)

10.13	Loan Agreement dated September 11, 1998 between Bank of America National Trust and Savings Association, as lender, and IMPCO Technologies, Inc., as the borrower.	(11)

10.14	Intentionally Omitted.

10.15	Loan Agreement between IMPCO Tech Japan KK, as borrower, and, Hongkong and Shanghai Banking Corporation Ltd., Osaka Branch., as lender, dated as of March 29, 1999.	(13)

Exhibit No.	Description	Note No.
10.16+	Employment Agreement dated April 1, 1999, between IMPCO Technologies, Inc., as the Company, and Robert M. Stemmler, as the Employee.	(13)

10.17	Amended Loan Agreement between IMPCO Technologies, Inc., as borrower and Bank of America N.A. as lender, dated September 13, 1999.	(14)

10.18	Intentionally Omitted.

10.19	Amendment No. 3 to Business Loan Agreement by and between Bank of America, N.A. and IMPCO Technologies, Inc. dated as of June 13, 2000.	(15)

10.20	Lease dated as of March 31, 2000, by and between Braden Court Associates and IMPCO Technologies, Inc.	(16)

10.21	Amendment No. 4 to Business Loan Agreement by and between Bank of America, N.A. and IMPCO Technologies, Inc. dated as of September 12, 2000.	(18)

10.22	Amendment No. 5 to Business Loan Agreement between Bank of America, N.A. and IMPCO Technologies, Inc. dated as of December 13, 2000.	(18)

10.23	Amendment No. 6 to Business Loan Agreement between Bank of America, N.A. and IMPCO Technologies, Inc. dated as of March 12, 2001.	(19)

10.24	Promissory Note Issued by Robert Stemmler to Registrant dated March 15, 2001.	(17)

10.25	Promissory Note Issued by Dale Rasmussen to Registrant dated March 15, 2001.	(17)

10.26	Promissory Note Issued by Syed Hussain to Registrant dated March 15, 2001.	(17)

10.27	Security Agreement and Agreement Not to Exercise Options entered into between Robert Stemmler and Registrant dated March 15, 2001.	(17)

10.28	Security Agreement and Agreement Not to Exercise Options entered into between Dale Rasmussen and Registrant dated March 15, 2001.	(17)

10.29	Security Agreement and Agreement Not to Exercise Options entered into between Syed Hussain and Registrant dated March 15, 2001.	(17)

10.30	Deed of Trust Executed by Dale Rasmussen regarding personal residence.	(17)

10.31†	Corporate Alliance Agreement dated June 12, 2001 between Quantum Technologies Worldwide, Inc. and General Motors Corporation.	(21)

10.32	Master Technical Agreement dated June 12, 2001 between Quantum Technologies Worldwide, Inc. and General Motors Corporation.	(21)

10.33	Stock Transfer Agreement dated June 12, 2001 between Quantum Technologies Worldwide, Inc. and General Motors Corporation.	(21)

10.34	Registration Rights Agreement dated June 12, 2001 between Quantum Technologies Worldwide, Inc. and General Motors Corporation.	(21)

10.35	Amended and Restated Business Loan Agreement dated as of April 30, 2001 among the Registrant, Quantum Technologies, Inc. and Bank of America, N.A.	(28)

10.36+	2000 Incentive Stock Option Plan.	(20)

10.37	IMPCO and GM Teaming Agreement dated July 30, 1997 by the Registrant and General Motors Corporation.	(22)

10.38	Amendment No. 1 to Amended and Related Business Loan Agreement, dated as of September 5, 2001, among Bank of America, N.A., the Registrant and Quantum Technologies, Inc.	(23)

Exhibit No.	Description	Note No.
10.39	Amendment No. 2 to Amended and Restated Business Loan Agreement, dated as of October 8, 2001, among Bank of America, N.A., the Registrant and Quantum Technologies, Inc.	(24)

10.40	Amendment No. 3 to Amended and Restated Business Loan Agreement, dated as of November 9, 2001, among Bank of America, N.A., the Registrant and Quantum Technologies, Inc.	(24)

10.41	Amendment No. 4 to Amended and Restated Business Loan Agreement, dated as of December 12, 2001, among Bank of America, N.A., the Registrant and Quantum Technologies, Inc.	(24)

10.42	Common Stock and Warrants Purchase Agreement, dated January 11, 2002.	(25)

10.43	Registration Rights Agreement, Dated January 11, 2002.	(25)

10.44	Form of Stock Purchase Warrant, Dated January 11, 2002.	(25)

10.45	Amendment No. 5 to Amended and Restated Business Loan Agreement, dated as of January, 2002, among Bank of America, N.A., the Registrant and Quantum Technologies, Inc.	(26)

10.46	Amendment No. 6 to Amended and Restated Business Loan Agreement, dated as of January 31, 2002, among Bank of America, N.A., the Registrant and Quantum Technologies, Inc.	(26)

10.47	Amendment No. 7 to Amended and Restated Business Loan Agreement, dated as of February 28, 2002, among Bank of America, N.A., the Registrant and Quantum Fuel Systems Technologies Worldwide, Inc.	(26)

10.48	Stock Purchase Agreement, dated May 3, 2002.	(27)

10.49	Amendment No. 8 to Amended and Restated Business Loan Agreement, dated as of March 31, 2002, among Bank of America, N.A., the Registrant and Quantum Fuel Systems Technologies Worldwide, Inc.	(30)

10.50	Amendment No. 9 to Amended and Restated Business Loan Agreement, dated as of April 30, 2002, among Bank of America, N.A., the Registrant and Quantum Fuel Systems Technologies Worldwide, Inc.	(30)

10.51	Second Amended and Restated Business Loan Agreement, dated June 24, 2002, between Bank of America, N.A., and the Registrant.	(30)

10.52	Employment Agreement dated April 1, 2002, between the Registrant and Robert M. Stemmler.	(30)

10.53	Employment Agreement dated April 1, 2002, between the Registrant and W. Brian Olson.	(30)

10.54	Employment Agreement dated April 1, 2002, between the Registrant and Dale L. Rasmussen.	(30)

10.55	Contribution and Distribution Agreement between the Registrant and Quantum Fuel Systems Technologies Worldwide, Inc., dated July 23, 2002.	(29)

10.56	Tax Allocation and Indemnification Agreement between the Registrant and Quantum Fuel Systems Technologies Worldwide Inc., dated July 23, 2002.	(29)

10.57	Transition Services Agreement between the Registrant and Quantum Fuel Systems Technologies Worldwide, Inc., dated July 23, 2002.	(29)

10.58	Employee Benefit Matters Agreement between the Registrant and Quantum Fuel Systems Technologies Worldwide, Inc., dated July 23, 2002.	(29)

10.59	Lease dated July 18, 2001 by and between Property Reserve, Inc. and the Registrant.	(30)

10.60	The 2002 Stock Option Plan for Employees	(32)

Exhibit No.	Description	Note No.

10.61	The 2002 Stock Option Plan for Non-employee Directors	(32)

10.62	Amendment No. 1 to Second Amended and Restated Business Loan Agreement , dated as of December 10, 2002, among Bank of America, N.A., and the Registrant	(31)

10.63	Amendment No. 2 to Second Amended and Restated Business Loan Agreement , dated as of March 24, 2003, among Bank of America, N.A., and the Registrant	(1)

10.64	Equity Joint Venture Contract, dated December 31, 2002, among China Natural Gas Co. Ltd., and the Registrant	(1)

10.65	Joint Venture Agreement Minda IMPCO Technologies, Limited, dated May 18, 2001 among Minda Industries Limited and Mr. Nirmal K. Minda and the Registrant	(1)

10.66	Joint Venture Agreement Minda IMPCO Limited, dated May 18, 2001 among Minda Industries and Mr. Nirmal K. Minda and the Registrant	(1)

10.67	Letter of commitment, dated March 26, 2003, among Don J. Simplot and the Registrant	(1)

21.1	Subsidiaries of the Company.	(1)

23.1	Consent of Ernst & Young LLP.	(1)

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350.	(1)

99.2	Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. §1350.	(1)

(1)	Filed herewith.
(2)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1989.
(3)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1990.
(4)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1992.
(5)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1993.
(6)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1994.
(7)	Incorporated by reference to the Registrant’s Form 8-K/A dated July 1, 1996.
(8)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1997.
(9)	Incorporated by reference to the Registrant’s Proxy Statement for fiscal year 1997.
(10)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1998.
(11)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended October 31, 1998.
(12)	Incorporated by reference to the Registrant’s Form 8-K dated June 30, 1999.
(13)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1999.
(14)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended December 7, 1999.
(15)	Incorporated by reference to the Registrant’s Form S-3/A (File No. 333-34366), filed with the Commission on June 14, 2000.
(16)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 2000.
(17)	Incorporated by reference to the Registrant’s Form 8-K dated March 26, 2001.
(18)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended October 31, 2000.
(19)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended January 31, 2001.
(20)	Incorporated by reference to the Registrant’s Proxy Statement for fiscal year 2000.
(21)	Incorporated by reference to the Registrant’s Form S-3/A (File No. 333-63726), filed with the Commission on July 9, 2001.
(22)	Incorporated by reference to the Registrant’s Form S-3 (File No. 333-34366), filed with the Commission on April 7, 2000.
(23)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended July 31, 2001.
(24)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended October 31, 2001.
(25)	Incorporated by reference to the Registrant’s Form 8-K filed on January 11, 2002.
(26)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended January 31, 2001.
(27)	Incorporated by reference to the Registrant’s Form 8-K filed on May 10, 2002.
(28)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 2001.
(29)	Incorporated by reference to the Form 10-K filed by Quantum Fuel Systems Technologies, Inc., for fiscal year 2002.
(30)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 2002.
(31)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended October 31, 2002.
(32)	Incorporated by reference to the Registrant’s Proxy Statement for fiscal year 2002.
+	Management contract or compensatory plan or arrangement.
†	Certain information in this exhibit has been omitted and filed separately with The Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

(b)    Reports on Form 8-K:

(1)	The Company filed a report on Form 8-K on January 11, 2002 during the third quarter ended January 31, 2002. Information regarding the items reported on is as follows:

Item Reported on

•	Common Stock and Warrants Purchase Agreement, dated January 11, 2002.

•	Registration Rights Agreement, dated January 11, 2002.

•	Form of Stock Purchase Warrant, dated January 11, 2002.

(2)	The Company filed a report on Form 8-K on May 10, 2002 during the fourth quarter ended April 31, 2002. Information regarding the items reported on is as follows:

Item Reported on

•	Stock Purchase Agreement, dated May 3, 2002.

(3)	The Company filed a report on Form 8-K on June 20, 2002 during the first quarter ended July 31, 2002. Information regarding the items reported on is as follows:

Item Reported on

•	Special dividend to IMPCO stockholders, effective after the close of business on July 23, 2002, to distribute all of the shares of Quantum owned by IMPCO to IMPCO’s stockholders of record on July 5, 2002.

(4)	The Company filed a report on Form 8-K on August 1, 2002 during the second quarter ended October 31, 2002. Information regarding the items reported on is as follows:

Item Reported on

•	Unaudited pro forma condensed financial information relating to the spin-off of Quantum.

(5)	The Company filed a report on Form 8-K on November 29, 2002 during the third quarter ended January 31, 2002. Information regarding the items reported on is as follows:

Item Reported on

•	Change of fiscal year end from April 30 to December 31. The new fiscal year end will begin on January 1 and end on December 31 of each year, effective with the year beginning January 1, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 15, 2003.

IMPCO TECHNOLOGIES, INC.

By:	/s/ ROBERT M. STEMMLER
Name: Robert M. Stemmler
Title: Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT M. STEMMLER Robert M. Stemmler	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	April 15, 2003

/s/ TIMOTHY S. STONE Timothy S. Stone	Acting Chief Financial Officer and Treasurer (Principal Financial Officer)	April 15, 2003

/s/ RICHARD T. FOGARTY Richard T. Fogarty	Corporate Controller (Principal Accounting Officer)	April 15, 2003

/s/ NORMAN L. BRYAN Norman L. Bryan	Director	April 15, 2003

/s/ PAUL MLOTOK Paul Mlotok	Director	April 15, 2003

/s/ J. DAVID POWER III J. David Power III	Director	April 15, 2003

/s/ DON J. SIMPLOT Don J. Simplot	Director	April 15, 2003

/s/ NICHOLAI A. GERDE Nicholai A. Gerde	Director	April 15, 2003

CERTIFICATION

I, Robert M. Stemmler, certify that:

1.	I have reviewed this annual report on Form 10-K of IMPCO Technologies, Inc. (“IMPCO”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of IMPCO as of, and for, the periods presented in this annual report;

4.	IMPCO’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for IMPCO and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to IMPCO, including our consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of IMPCO’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	IMPCO’s other certifying officers and I have disclosed, based on our most recent evaluation, to IMPCO’s auditors and the audit committee of IMPCO’s board of directors (or persons performing the equivalent function):

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in IMPCO’s internal controls; and

6.	IMPCO’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 15, 2003

/s/ ROBERT M. STEMMLER

Robert M. Stemmler President and Chief Executive Officer

CERTIFICATION

I, Timothy S. Stone, certify that:

1.	I have reviewed this annual report on Form 10-K of IMPCO Technologies, Inc. (“IMPCO”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of IMPCO as of, and for, the periods presented in this annual report;

4.	IMPCO’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for IMPCO and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to IMPCO, including our consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of IMPCO’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	IMPCO’s other certifying officers and I have disclosed, based on our most recent evaluation, to IMPCO’s auditors and the audit committee of IMPCO’s board of directors (or persons performing the equivalent function):

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in IMPCO’s internal controls; and

6.	IMPCO’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 15, 2003

/s/ TIMOTHY S. STONE

Timothy S. Stone Acting Chief Financial Officer and Treasurer

IMPCO TECHNOLOGIES, INC.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

IMPCO Technologies, Inc.

We have audited the accompanying consolidated balance sheets of IMPCO Technologies, Inc. and subsidiaries as of April 30, 2001 and 2002 and December 31, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2002 and the eight months ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IMPCO Technologies, Inc. and subsidiaries at April 30, 2001 and 2002 and December 31, 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2002 and the eight months ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

As more fully described in Note 16 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets.

/s/    ERNST & YOUNG LLP

Long Beach, California

March 12, 2003, except for the 6th paragraph of Note 1 and the 2nd paragraph of Note 8 (c)

as to which the date is March 28, 2003 and the 1st paragraph of Note 3 as to which the date is March 24, 2003

IMPCO TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	April 30, 2001	April 30, 2002	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$16,587,115	$10,413,499	$1,995,705
Restricted cash	—	576,837	1,604,551
Accounts receivable	16,219,713	13,979,629	12,935,523
Less allowance for doubtful accounts	981,353	875,289	1,294,651

Net accounts receivable	15,238,360	13,104,340	11,640,872
Inventories:
Raw materials and parts	11,949,709	7,724,386	8,615,852
Work-in-process	493,924	236,471	—
Finished goods	9,781,364	10,695,102	8,704,748

Total inventories	22,224,997	18,655,959	17,320,600
Deferred tax assets	2,168,679	2,807,677	1,032,072
Other current assets	3,303,073	1,880,691	1,649,225
Current assets from discontinued operation	20,113,864	14,386,071	—

Total current assets	79,636,088	61,825,074	35,243,025
Equipment and leasehold improvements:
Dies, molds and patterns	5,294,220	6,061,226	6,342,952
Machinery and equipment	5,863,331	6,125,925	6,317,372
Office furnishings and equipment	6,878,824	8,737,403	8,462,340
Automobiles and trucks	347,882	415,585	405,765
Leasehold improvements	2,286,160	2,347,572	3,400,728

	20,670,417	23,687,711	24,929,157
Less accumulated depreciation and amortization	13,318,529	15,242,731	16,359,200

Net equipment and leasehold improvements	7,351,888	8,444,980	8,569,957
Goodwill and intangibles	9,534,994	8,921,254	8,921,254
Deferred tax assets, net	10,601,227	29,128,539	8,404,703
Business acquisition costs	—	157,491	12,777,064
Other assets	936,843	1,198,234	2,061,630
Non-current assets from discontinued operation	12,701,624	13,773,353	—

	$120,762,664	$123,448,925	$75,977,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,040,585	$5,240,379	$5,165,637
Accrued payroll obligations	2,612,728	2,885,652	2,387,136
Other accrued expenses	2,131,637	1,750,006	2,293,616
Current lines of credit	6,078,205	8,625,000	5,860,000
Current maturities of long-term debt and capital leases	1,832,568	5,472,800	8,330,568
Current liabilities from discontinued operation	10,393,348	9,136,522	—

Total current liabilities	28,089,071	33,110,359	24,036,957
Term loans	6,870,693	4,889,962	—
Capital leases	947,050	376,026	101,199
Non-current liabilities of discontinued operation	180,533	127,355	—
Minority interest	2,044,122	2,268,093	2,217,090
Commitments and contingencies	—	—	—
Stockholders’ equity:
Preferred stock, $.001 par value, authorized 500,000 shares; none issued and outstanding at April 30, 2001 and 2002 and December 31, 2002	—	—	—
Common stock, $.001 par value, authorized 100,000,000 shares; 10,294,377 issued and outstanding at April 30, 2001; 12,622,836 issued and outstanding at April 30, 2002; 16,433,202 issued and outstanding at December 31, 2002	10,294	12,622	16,451
Additional paid-in capital relating to common stock	102,831,566	126,315,507	120,623,910
Shares held in trust	(142,710)	(321,858)	(172,525)
Notes receivable from officers	(3,913,854)	—	—
Accumulated deficit	(12,434,966)	(39,671,014)	(68,064,964)
Accumulated other comprehensive income	(3,719,135)	(3,658,127)	(2,780,485)

Total stockholders’ equity	82,631,195	82,677,130	49,622,387

	$120,762,664	$123,448,925	$75,977,633

See accompanying notes to consolidated financial statements.

IMPCO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended April 30,			Eight Months Ended December 31, 2002
	2000	2001	2002
Net revenue	$90,474,975	$80,539,275	$67,675,522	$46,420,521
Costs and expenses:
Cost of sales	54,717,794	49,498,660	44,541,844	33,071,108
Research and development expense	2,620,049	5,869,680	5,856,131	2,635,014
Selling, general and administrative expense	17,848,569	18,561,303	19,676,208	11,921,527

Total costs and expenses	75,186,412	73,929,643	70,074,183	47,627,649
Operating income (loss)	15,288,563	6,609,632	(2,398,661)	(1,207,128)
Interest expense	1,523,648	1,087,997	1,164,373	995,169
Interest income	(81,504)	(1,308,921)	(235,633)	(111,810)

Income (loss) before income taxes, minority interest in income of consolidated subsidiaries and dividends	13,846,419	6,830,556	(3,327,401)	(2,090,487)
Income tax expense (benefit)	3,350,050	2,902,986	(1,330,961)	23,239,895
Minority interest in (income) loss of consolidated subsidiaries	463,233	253,064	223,971	(51,004)

Income (loss) from continuing operations	10,033,136	3,674,506	(2,220,411)	(25,279,378)
Loss from discontinued operation (Note 6)	(6,967,640)	(16,777,155)	(25,015,637)	(3,114,572)

Net income (loss) applicable to common stock	$3,065,496	$(13,102,649)	$(27,236,048)	$(28,393,950)

Net income (loss) per share:
Basic:
Income (loss) from continuing operations	$1.18	$0.37	$(0.20)	$(1.76)

Loss from discontinued operation	$(0.82)	$(1.69)	$(2.25)	$(0.22)

Net income (loss)	$0.36	$(1.32)	$(2.45)	$(1.98)

Diluted:
Income (loss) from continuing operations	$1.09	$0.33	$(0.20)	$(1.76)

Loss from discontinued operation	$(0.76)	$(1.52)	$(2.25)	$(0.22)

Net income (loss)	$0.33	$(1.19)	$(2.45)	$(1.98)

Number of shares used in per share calculation:
Basic	8,489,229	9,934,700	11,097,815	14,376,408

Diluted	9,232,299	11,049,465	11,097,815	14,376,408

See accompanying notes to consolidated financial statements.

IMPCO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Fiscal Years Ended April 30,			Eight Months Ended December 31, 2002
	2000	2001	2002
Common Stock:
Beginning balance	$8,408	$8,572	$10,294	$12,622
Issuance of common stock (163,326, 97,572, 328,459 and 19,200 shares, respectively) resulting from the exercise of stock options	164	97	328	19
Issuance of common stock (0, 1,625,000, 2,000,000 and 1,500,000) shares, respectively) resulting from equity offering	—	1,625	2,000	1,500
Issuance of common stock (0, 0,0 and 2,309,470 shares, respectively) in connection with an option to acquire a business	—	—	—	2,310

Ending balance	8,572	10,294	12,622	16,451
Additional paid-in capital relating to common stock:
Beginning balance	$45,375,995	$47,539,037	$102,831,566	$126,315,507
Issuance of common stock resulting from the exercise of stock options	1,173,088	880,933	2,626,327	156,530
Issuance of common stock resulting from equity offering	—	52,344,370	20,738,085	17,299,319
Issuance of common stock in connection with option to acquire a business	—	—	—	9,997,690
Reduction in current tax liability related to stock options	989,954	2,067,226	119,529	—
Spin-off of Quantum subsidiary	—	—	—	(33,145,136)

Ending balance	$47,539,037	$102,831,566	$126,315,507	$120,623,910
Shares held in trust for deferred compensation plan, at cost (2,878, 4,137, 15,870 and 18,224 shares, respectively)	(110,320)	(142,710)	(321,858)	(172,525)
Notes receivable from officers	—	(3,913,854)	—	—
Retained earnings (accumulated deficit):
Beginning balance	$(2,397,813)	$667,683	$(12,434,966)	$(39,671,014)
Net income (loss) income applicable to common stock	3,065,496	(13,102,649)	(27,236,048)	(28,393,950)

Ending balance	$667,683	$(12,434,966)	$(39,671,014)	$(68,064,964)
Accumulated other comprehensive income:
Beginning balance	$(1,468,525)	$(2,725,629)	$(3,719,135)	$(3,658,127)
Foreign currency translation adjustment	(1,257,104)	(993,506)	178,009	864,945
Unrealized loss on derivative instrument	—	—	(117,001)	117,001
Unrealized loss on marketable securities available-for-sale	—	—	—	(104,304)

Ending balance	$(2,725,629)	$(3,719,135)	$(3,658,127)	$(2,780,485)

Total stockholders’ equity	$45,379,343	$82,631,195	$82,677,130	$49,622,387

Comprehensive Income:
Net income (loss)	$3,065,496	$(13,102,649)	$(27,236,048)	$(11,493,950)
Foreign currency translation adjustment	(1,257,104)	(993,506)	178,009	864,945
Unrealized loss on derivative instrument	—	—	(117,001)	117,001
Unrealized loss on marketable securities available-for-sale	—	—	—	(104,304)

Comprehensive income (loss)	$1,808,392	$(14,096,155)	$(27,175,040)	$(10,616,308)

See accompanying notes to consolidated financial statements.

IMPCO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended April 30,			Eight Months Ended December 31, 2002
	2000	2001	2002
Cash flows from operating activities:
Net income (loss) from continuing operations	$10,033,136	$3,674,506	$(2,220,411)	$(25,279,378)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangibles arising from acquisition	736,937	738,066	747,270	—
Depreciation and other amortization	1,829,904	1,852,336	2,255,156	1,375,641
Valuation allowance for deferred taxes	—	—	—	24,000,000
(Gain) loss on disposal of assets	(74,343)	(3,461)	194,567	31,054
(Gain) loss from sale of available-for-sale securities	—	(16,400)	—	17,866
(Increase) decrease in deferred income taxes	1,376,929	2,554,867	(2,294,099)	(629,994)
(Increase) decrease in accounts receivable	(7,826,277)	4,169,713	2,122,945	1,463,469
(Increase) decrease in inventories	(8,931,714)	1,603,188	4,045,875	1,335,359
Increase (decrease) in accounts payable	4,571,265	(4,668,050)	(399,999)	(74,742)
Increase in accrued expenses	2,358,903	254,781	460,731	45,094
Minority interests in income of consolidated subsidiaries	463,233	253,064	223,971	(51,004)
Other, net	(386,270)	7,513	167,638	(549,208)

Net cash provided by operating activities	4,151,703	10,420,123	5,303,644	1,684,157

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(1,791,768)	(3,488,529)	(3,086,340)	(1,710,709)
Purchases of businesses	(410,927)	(127,900)	(211,100)	(2,619,573)
Proceeds from sales of equipment	102,802	8,988	3,500	130,982
Purchase of available-for-sale securities	—	(15,735,926)	—	—
Sale of available-for-sale securities	—	15,784,662	—	7,196

Net cash used in investing activities	(2,099,893)	(3,558,705)	(3,293,940)	(4,192,104)

Cash flows from financing activities:
Increase (decrease) in borrowings under lines of credit	14,264,949	(13,512,639)	3,574,681	(2,765,000)
Payments on term loans	(2,733,967)	(2,945,325)	(1,379,553)	(1,837,194)
Increase in restricted cash	—	—	(814,782)	(1,027,714)
Payments for shares held in trust	—	—	—	(14,700)
Proceeds from issuance of bank term loans	—	7,500,000	1,750,000	—
Payments of capital lease obligations	(769,395)	(643,418)	(287,644)	(274,827)
Proceeds from issuance of common stock	1,131,878	53,194,635	23,197,942	17,457,368
Increase (decrease) on notes receivable from officers	—	(3,913,854)	3,913,854	—

Net cash provided by financing activities	11,893,465	39,679,399	29,954,498	11,537,933
Net cash provided by continuing operations	13,945,275	46,540,817	31,964,202	9,029,986
Net cash used in discontinued operation	(12,683,235)	(33,243,755)	(38,346,521)	(18,312,725)
Translation adjustment	(259,780)	279,585	208,703	864,945

Net increase (decrease) in cash and cash equivalents	1,002,260	13,576,647	(6,173,616)	(8,417,794)
Cash and cash equivalents at beginning of period	2,008,208	3,010,468	16,587,115	10,413,499

Cash and cash equivalents at end of period	$3,010,468	$16,587,115	$10,413,499	$1,995,705

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

(a)  Basis of presentation and description of the business—The consolidated financial statements of IMPCO Technologies, Inc. (“IMPCO” or the “Company”) include the accounts of the Company and its majority owned subsidiary IMPCO-BERU Technologies B.V. (“IMPCO BV”), its majority owned subsidiary Grupo I.M.P.C.O. Mexicano, S. de R.L. de C.V. (“IMPCO Mexicano”) and its wholly owned subsidiaries IMPCO Technologies, Pty. Limited (“IMPCO Pty”), IMPCO Tech Japan K.K. (“IMPCO Japan”), and a joint venture Minda IMPCO Technologies Limited. The Company has a forty percent ownership in Minda IMPCO Limited and uses the equity method of consolidation to recognize the financial results of Minda IMPCO Limited. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company is a designer, manufacturer and supplier of components and systems that store gaseous fuels and monitor and control the pressure and flow of those fuels for use in primarily internal combustion engines.

On July 23, 2002, the Company completed the distribution and spin-off of Quantum Technologies Worldwide, Inc. (“Quantum”), a wholly owned subsidiary, by distributing one share of Quantum common stock for every share of IMPCO common stock held on the record date, July 5, 2002. As a result of the spin-off, the Company no longer holds any continuing interest in Quantum and has reported Quantum as a discontinued operation in the consolidated financial statements for all periods presented.

On November 14, 2002, the Company changed its fiscal calendar from April 30 to December 31. The consolidated financial statements and the accompanying notes include the “transition period” for the eight months ended December 31, 2002.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of conducting business. The Company uses cash generated from operations, bank financings and sales of its equity securities to fund capital expenditures and research and development, as well as to invest in and operate existing operations and new businesses. In May 2002, the Company completed an private placement of common stock in which it received $18.8 million in gross proceeds. In July 2002, the Company spun off its Quantum division and released Quantum from its liability related to the $8.6 million line of credit with Bank of America and contributed cash of $15.0 million to supply liquidity and Quantum’s short-term operating needs.

It is currently anticipated that the Company will require additional sources of financing in order to capitalize on opportunities that management believes to exist in the alternative fuel market, to invest in long-term business opportunities including the pending acquisition of BRC, and to pay off the $6 million Bank of America line of credit, which matures in May 2003. These additional sources of financing may include bank borrowings or public or private offerings of equity or debt securities. No assurance can be given that such additional sources of financing will be available on acceptable terms, if at all. If additional sources of financing are not available, we plan to implement measures to conserve cash and reduce costs, which may affect our ability to capitalize on strategic growth opportunities. Additionally, if the Company is unable to raise sufficient funds to pay off the Bank of America line of credit and is unable to extend this facility, the Company would be in default with the bank, which could significantly affect its liquidity. However, one of our directors has committed to provide an $8.0 million loan to meet the Bank of America obligation if the Company is unable to find alternative sources (see Note 8(c)).

Management believes that its existing working capital and the commitment of funds from one of its directors are sufficient to fund its operations at least through December 31, 2003.

(b)  Cash and Cash Equivalents—The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(c)  Restricted Cash—The Company classifies cash and cash equivalents that are restricted from operating use for the next twelve months as restricted cash. Amounts restricted for longer than twelve months are classified as other assets. When the restrictions are no longer in-place, the amounts are reclassified to cash and cash equivalents.

(d)  Inventories—Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method while market is determined by replacement cost for raw materials and parts and net realizable value for work-in-process and finished goods.

(e)  Equipment and leasehold improvements—Equipment and leasehold improvements are stated on the basis of historical cost. Depreciation of equipment is provided using the straight-line method over the assets’ estimated useful lives, ranging from three to seven years. Amortization of leasehold improvements and equipment under capital leases is provided using the straight-line method over the shorter of the assets’ estimated useful lives or the lease terms.

(f)  Intangibles arising from acquisitions—Intangibles arising from acquisitions, primarily goodwill, are recorded based on the excess of the acquisition cost over the fair value of amounts assigned to tangible assets and liabilities. Goodwill and other unidentifiable intangible assets that arise from acquisitions are subject to an annual evaluation in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” for the purpose of determining any impairment and would be recognized as goodwill expense.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill is no longer amortized but is subject to annual impairment tests in accordance with the Statement. Other identifiable intangible assets will continue to be amortized over their useful lives.

The Company has applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of the transition period ended December 31, 2002. Application of the nonamortization provisions of the Statement has resulted in an increase in net income of approximately $0.5 million ($.03 per share) for the transition period ended December 31, 2002. The Company has completed the impairment tests as required upon adoption of SFAS No. 142 and the annual evaluation thereof for impairment and has determined that there is no impairment to its recorded goodwill balance as of December 31, 2002.

(g)  Warranty costs—Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience.

(h)  Research and development costs—Research and development costs are charged to expense as incurred. Equipment used in research and development with alternative future uses is capitalized.

(i)  Revenue recognition—Revenue is recognized when title is transferred, ordinarily when products are shipped, and when management is reasonably assured of collectibility. Also, in accordance with Emerging Issues Task Force No. 00-10, the Company includes the costs of shipping and handling, when incurred, in cost of goods sold.

(j)  Minority interests in subsidiaries—The balance sheet amounts in minority interest at December 31, 2002 represent 49% of the equity held by the single minority stockholder in IMPCO BV, 10% of the equity held by the single minority stockholder in IMPCO Mexicano, 49% of the equity held by a single minority stockholder in IMPCO Fuel Systems, a subsidiary of IMPCO Pty, 40% of the equity held by a joint venture partner in Minda

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impco, Limited. Minority interest represents the minority stockholder’s proportionate share of equity in those subsidiaries.

(k)  Net income per share—Basic income per share is computed by dividing net income applicable to common stock by the weighted average shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock outstanding, and if dilutive, all common stock equivalents. In addition to net income (loss) per share, basic and diluted earnings per share are also presented for income (loss) from continuing operations and income (loss) from discontinued operation as appropriate.

(l)  Stock based compensation—In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 “Accounting of Stock Based Compensation,” which established accounting and reporting standards for stock based employee compensation plans effective after fiscal year 1996. SFAS No. 123 encourages entities to adopt the fair value based method of accounting; however, it also allows an entity to continue to measure compensation cost using the intrinsic value based method prescribed by Accounting Principles Board No. 25. Entities electing to remain on the “intrinsic value based” method must make certain pro forma disclosures as if the new fair value method had been applied. At this time, the Company has not adopted the recognition provision of SFAS No. 123, but has provided pro forma disclosures (see note 8(b)).

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting For Stock Based Compensation—Transition and Disclosure.” SFAS No. 148 amended SFAS No. 123 “Accounting For Stock-Based Compensation”, to provide new guidance concerning the transition when a company changes from the intrinsic-value method to the fair-value method of accounting for employee stock-based compensation cost. As amended by SFAS No. 148, SFAS No. 123 also requires additional disclosure regarding such cost in annual financial statements and in condensed interim financial statements. Certain disclosure provisions of SFAS No. 148 were adopted by the Company in its financial statements prepared as of December 31, 2002.

SFAS No. 123, as amended by SFAS No. 148, requires pro forma information regarding net income and net income per share to be disclosed for new options granted after fiscal year 1996. The fair value of these options was determined at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Fiscal Years Ended April 30,			Eight Months Ended December 31, 2002
	2000	2001	2002
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Calculated volatility	.729	.683	.801	1.017
Risk-free interest rate	3.0%	5.0%	5.0%	5.0%
Expected life of the option in years	8.82	7.45	10.00	10.00

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair value of the options is amortized to expense over the options’ vesting period for pro forma disclosures. The per share “pro forma” for the effects of SFAS No. 123, as amended by SFAS 148, is not indicative of the effects on reported net income/loss for future years. The Company’s “reported” and “pro forma” information for the periods April 30, 2000, 2001, and 2002 and at December 31, 2002 are as follows:

	Fiscal Years Ended April 30,			Eight Months Ended December 31, 2002
	2000	2001	2002
Net income (loss), as reported	$3,065,496	$(13,102,649)	$(27,236,048)	$(28,393,950)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(172,000)	(303,000)	(126,000)	(95,752)

Pro forma net income (loss)	$2,893,496	$(13,405,649)	$(27,362,048)	$(28,489,702)

Basic earnings per share:
Net income (loss) as reported	$0.36	$(1.32)	$(2.45)	$(1.98)
Net income (loss) pro forma	$0.34	$(1.35)	$(2.46)	$(1.98)
Diluted earnings per share:
Net income (loss) as reported	$0.33	$(1.19)	$(2.45)	$(1.98)
Net income (loss) pro forma	$0.31	$(1.21)	$(2.46)	$(1.98)

The Financial Accounting Standards Board has also issued Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” The Interpretation addresses implementation practice issues in accounting for compensation costs under existing rules prescribed by Accounting Principles Board No. 25. The rules are applied prospectively to all new awards, modifications to outstanding awards and changes in grantee status after July 1, 2000, with certain exceptions. The Company considers the impact of these rules when adopting new stock option plans and when granting any options.

(m)  Impairment of long-lived assets and long-lived assets to be disposed of—Impairment losses are recorded on long-lived assets used in operations when an indicator of impairment (significant decrease in market value of an asset, significant change in extent or manner in which the asset is used or significant physical change to the asset) is present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. The Company has not experienced any significant changes in the business climate or in the use of assets that would require the Company to write down the value of the assets recorded in the balance sheet.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations For a Disposal of a Segment of a Business”. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. We adopted SFAS No. 144 as of May 1, 2002, which did not have a significant impact on the Company’s financial position and results of operations, except that the Quantum operations is presented as a discontinued operation.

(n)  Use of estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(o)  Reclassifications—Certain prior year amounts have been reclassified to conform to current presentations. As a result of the Quantum spin-off in July 2002, the consolidated financial statements and the accompanying notes to the consolidated financial statements have been restated to reflect Quantum as a discontinued operation.

(p)  Foreign currency translation—Assets and liabilities of the Company’s foreign subsidiaries are generally translated at current exchange rates, and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a foreign currency component of other comprehensive income in stockholders’ equity. The results and financial condition of the Company’s international operations are affected by changes in exchange rates between certain foreign currencies and the U.S. Dollar. The functional currency for all of the Company’s international subsidiaries is the local currency of the subsidiary. An increase in the value of the U.S. Dollar increases costs incurred by the subsidiaries because most of its international subsidiaries’ inventory purchases are U.S. Dollar denominated. The Company seeks to manage its foreign currency economic risk by minimizing its U.S. Dollar investment in foreign operations using foreign currency term loans and lines of credit to finance the operations of its foreign subsidiaries.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except those transactions that operate as a hedge of an identifiable foreign currency commitment, are included in the results of operations as incurred.

(q)  Financial instruments—At December 31, 2002, the Company’s financial instruments recorded on the balance sheet include cash equivalents, interest rate swap agreement, capital lease obligations, short-term bank debt, and restricted cash. Because of the short maturity, short-term bank debt approximates fair value. At December 31, 2002, the fair value of the Company’s long-term debt and capital lease obligations approximated carrying value.

The Company periodically enters into foreign currency forward contracts and interest rate swap agreements. When the Company enters into foreign currency forward contracts, it does so to hedge identifiable foreign currency commitments. Foreign currency contracts reduce the Company’s exposure to unfavorable fluctuations in foreign currencies versus the U.S. dollar. Realized gains and losses on these contracts are included in the measurement of the related foreign currency transaction. The Company, from time to time, uses interest rate swap agreements to manage interest rate risk on its floating rate debt portfolio. Each interest rate swap is matched as a hedge against a specific debt instrument and has the same notional amount and tenor as the related debt instrument principle. (See Note 3(a)).

The Financial Accounting Standards Board has issued SFAS No. 133, “Accounting for Derivative Instruments and for Hedging Activities,” as amended by SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities-An Amendment of SFASB No. 133,” which require the Company to recognize all derivatives on the balance sheet at fair market value. Derivatives that are not designated as hedges must be adjusted to fair value though income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item in recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

It is the Company’s policy to enter into interest rate swap contracts only to the extent necessary to reduce exposure to fluctuations in interest rates. The Company does not enter into interest rate swap contracts for speculative purposes. In the unlikely event that a counter party to a swap agreement fails to meet the terms of an interest rate swap contract, the Company’s exposure is limited to the interest rate differential on the notional

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amount. The Company does not anticipate non-performance by the counter party. As of December 31, 2002, the Company had entered into one interest rate swap contract, which matures on September 30, 2004. On March 31, 2003, the Company cancelled the interest rate swap and recognized a loss in the carrying value of the swap, which had been accounted for as a cash flow hedge and included as part of accumulated other comprehensive income, and charged to interest expense in the consolidated statement of operations for the transition period ended December 31, 2002. See Note 3.

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

B.R.C. Societá a Responsibilitá Limitata.    In October 2002, the Company entered into an option agreement that, if exercised, would permit it to acquire 50% of the outstanding equity interest of B.R.C. Societá a Responsibilitá Limitata (“BRC”), an Italian company that supplies alternative fuel products and systems to be used in automobiles. As consideration for the option, the Company (i) made a non-refundable $1.5 million payment to the BRC equity holders on October 3, 2002, which is included in business acquisition costs on the consolidated balance sheet for the period ended December 31, 2002 and (ii) issued to BRC equity holders 2,309,470 shares of common stock on November 29, 2002 valued at $10.0 million and also included in business acquisition costs on the consolidated balance sheet as of December 31, 2002. The BRC shares are subject to a lockup agreement providing that 1,662,818, or 72%, of those shares may not be resold until certain dates commencing on August 1, 2004. The option agreement as initially structured required the Company to give the BRC equity holders notice of its intent to exercise on or before January 15, 2003, and to pay the selling shareholders an additional $4,250,000 plus EUR 1,250,000 on or before January 31, 2003. The Company and the selling shareholders subsequently entered into an amendment extending the notice date to February 17, 2003 and the exercise date to April 18, 2003 and the Company has made additional down payments of $2.3 million. If the option is exercised, the Company will be required to pay an additional installment of $7.0 million (subject to reduction if certain conditions are not met with respect to BRC’s accounts receivable collections) on or before September 30, 2003. The Company gave the required notice on February 13, 2003 and is currently exploring various alternatives to finance both the April and September payments. If we are unable to obtain financing to pay the required April payment, the selling shareholders would retain the cash portion of the purchase price paid through March 31, 2003 of approximately $3.8 million and would be required to return the 2,309,470 shares of common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Debt Payable

The Company’s debt payable is summarized as follows:

	April 30 2001	April 30 2002	December 31 2002
(a) Bank of America NT&SA
Revolving line of credit	$3,914,000	$8,625,000	$5,860,000
Mexican peso line of credit	541,000	—	—
Term loan	8,894,000	6,353,000	4,447,000
Capital lease and capital expenditure lines of credit facilities	1,436,000	1,516,000	2,327,000
(b) Credit facility—Fortis Bank (formerly Mees Pierson)	1,461,000	1,068,000	715,000
(c) The Hong Kong and Shanghai Banking Corporation Ltd.
Term loan for acquisition of Mikuni	776,000	500,000	540,000
Line of credit	162,000	—	—
Other capital leases	572,000	1,423,000	222,000
Derivative instruments	—	195,000	181,000

	17,756,000	19,680,000	14,292,000
Less current portion	9,758,000	14,287,000	14,191,000

	$7,998,000	$5,393,000	$101,000

(a)  Bank of America NT&SA

Loan Covenants and Collateral.    The Bank of America credit facility contains certain restrictions, as well as limitations on other indebtedness, and is secured by substantially all of the Company’s assets including a $1.0 million cash collateral account, which is included as part of restricted cash in the consolidated balance sheet as of December 31, 2002. In June 2002, the credit facility with Bank of America was amended to extend the maturity date of the Company’s line of credit and term loans to May 31, 2003 and to reduce the available line of credit from $9.5 million to $8.0 million at the end of June 2002. The terms of this amendment also require the line of credit to be reduced by $1.0 million on each of September 30, 2002, December 31, 2002 and March 31, 2003. On March 24, 2003, Bank of America amended its agreement to (1) waive the funded debt to earnings before interest, taxes, depreciation and amortization ratio and the debt service coverage ratio for the period ending January 31, 2003 (2) increase the interest rate on all loans to prime plus five percentage points (3) terminate the swap agreement and (4) defer the $1.0 million March 31, 2003 line of credit reduction to April 30, 2003. As a result of obtaining the waiver from Bank of America, the Company is in compliance with all covenants and conditions under this credit facility at December 31, 2002.

The Company entered into one interest rate swap contract with Bank of America NT&SA to manage its exposure to interest rate changes and stabilize the cost of borrowed funds. The interest rate swap is matched as a hedge to a specific term loan and has the same notional amount and tenor as the related debt instrument principal. This swap was cancelled on March 24, 2003. At December 31, 2002, the notional amount of the swap was approximately $4.4 million with a fixed payment rate of 5.6% and a fluctuating receiving rate based upon LIBOR. The Company’s weighted-average cost of funds was 7.4%, absent this swap agreement the weighted-average cost of funds would have been 6.1%. At December 31, 2002 the carrying value of the interest rate swap was $182,000 and is recorded as a liability. During the transition period ended December 31, 2002, the Company recorded a loss of $109,000 in other comprehensive income in order to account for the change in fair value. Since the swap is no longer effective, the Company reclassified the amount from other comprehensive income to interest expense during the transition period ended December 31, 2002.

Revolving Line of Credit.    The $6 million revolving line of credit bears interest, payable monthly, at a fluctuating rate per annum equal to the Bank’s reference rate plus up to three-quarters of one percentage point, depending on certain financial ratios. At December 31, 2002, the outstanding line of credit balance was $5,860,000, which was subject to an offshore rate of 6.5%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Term Loan.    The Company’s credit facility agreement and line of credit with Bank of America will expire as of May 31, 2003. As a result, all of the term and capital expenditure loans issued by the Bank have been classified as current debt as of December 31, 2002 even though portions of the term loan debt do not mature in calendar year 2003. The Company intends to terminate its relationship with the Bank no later than May 31, 2003 and expects to secure a new credit facility from a different senior lender before that time. It is anticipated that all of the Company’s debt with Bank of America will be refinanced by the new credit facility.

The term loan bears interest, payable on a monthly basis, at the Bank’s reference rate plus up to three-quarters of one percentage point and matures September 30, 2004. The Company may elect to have all or portions of the term loan bear interest at an alternative interest rate agreed upon by the Bank and IMPCO for periods of not less than 30 days nor more than one year. The alternative interest rate is based on the offshore rate plus 5.0%, which was 10.6% at December 31, 2002. Each alternative rate portion must be for an amount not less than $500,000 and may not include any portion of principal that is scheduled to be repaid before the last day of the applicable interest period.

Capital Leases and Capital Expenditure Lines of Credit Facilities.    The Company has two non-revolving capital expenditure line of credit facilities and two capital leases with Bank of America. The interest rate for each of the capital expenditure lines of credit is prime plus 2.25%. At December 31, 2002, one line of credit had a balance of approximately $1,141,000 and an interest rate of 6.5%. The other line of credit had a limit of $1,000,000 and matures on May 31, 2003. Upon the date of maturity, this line of credit may be converted into a term loan due on May 31, 2005 and may be prepaid, in whole or in part, at any time. At December 31, 2002, this line of credit had a balance of $790,000 bearing an interest rate of 6.5%. Both of these credit facilities are classified on the balance sheet as of December 31, 2002 as part of current maturities of long-term debt and capital leases.

The Company’s capital lease obligations as of December 31, 2002 with Bank of America are approximately $78,000 and $318,000 and bear interest rates of 3.5% and 3.4%, respectively. These obligations are classified on the balance sheet as of December 31, 2002 as part of current maturities of long-term debt and capital leases with the exception of approximately $101,000, which is classified as capital leases.

(b)  Credit Facility—Fortis Bank

IMPCO BV has secured a EUR 2,300,000 (US$2,100,000) revocable credit facility with Fortis Bank in the Netherlands. The interest rate is determined on weekly based on a weighted average of several money market indices. IMPCO BV’s borrowings under this facility may not exceed the combined total of 70 % of the book value of its accounts receivable (not older than 90 days) and 50% of the book value of its inventory (or the current market value when lower) with a maximum of EUR 1,000,000. At December 31, 2002, the interest rate was 4.9% and the outstanding balance was $715,000.

(c)  The Hong Kong and Shanghai Banking Corporation Ltd.

Line of Credit.    In April 2002, IMPCO Japan secured a ¥64,000,000 (US$500,000) line of credit facility with the Hong Kong and Shanghai Banking Corporation Ltd., Osaka Branch. This line of credit has a fixed interest rate for a period of 12 months and matures in June 2003. The line of credit is secured with cash from IMPCO Australia that has been placed in a restricted account with National Australian Bank Limited. National Australian Bank has issued a stand-by letter of credit to HSBC as collateral for the line of credit. At December 31, 2002, the outstanding loan balance of ¥64,000,000 (US$540,000) bore an interest rate of 1.702%.

At December 31, 2002, the weighted average interest rate for all of the Company’s debt was 7.4%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management has made the decision to secure funding from a new senior lender other than Bank of America prior to May 31, 2003. Consequently, all Bank of America debt and all other debt with the exception of capital leases have been classified as current. If the Company chooses to keep Bank of America as its senior lender, and is able to continue to obtain waivers with respect certain of its loan covenants, annual maturities of long-term debt, excluding capital leases, for the five years subsequent to December 31, 2002 will be as follows: 2003—$9,276,000; 2004—$2,821,000; 2005—$141,000; thereafter—$0.

4.    Marketable Securities

The Company’s deferred compensation plan acquired 17,978 shares of Quantum common stock at an average price of $9.12 per share in accordance with the Quantum spin-off, dated July 23, 2002. These shares were classified as marketable securities available-for-sale and are included as part of other assets on the consolidated balance sheet as of December 31, 2002. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, unrealized and realized losses are recognized respectively as a component of other accumulated comprehensive income in the equity section of the consolidated balance sheet and as part of selling, and general and administrative expense on the consolidated statements of operations. A realized loss of $16,527 was recognized during the eight months ended December 31, 2002 based on the sale of 2,600 shares and an unrealized loss of $104,304 is carried in other comprehensive income recognizing the decline in share price of 14,752 shares of Quantum stock as of December 31, 2002. No tax benefit was recognized because the assessment was that a tax benefit would likely not be realized in a future period in accordance with SFAS No. 109, “Accounting for Income Taxes”.

5.    Income Taxes

The provision for (benefit from) income taxes consists of the following:

	Fiscal Years Ended April 30,			Eight Months Ended December 31, 2002
	2000	2001	2002
Current:
Federal	$715,274	$(529,476)	$(399,806)	$—
State	258,787	103,536	800	800
Foreign	999,060	774,059	519,069	42,448

	1,973,121	348,119	120,063	43,248
Deferred:
Federal and State	1,376,929	2,554,867	(1,451,024)	(803,353)
Change in Valuation Allowance	—	—	—	24,000,000

Total provision (benefit) for income taxes for continuing operations	$3,350,050	$2,902,986	$(1,330,961)	$23,239,895

Provision (benefit) for income taxes for discountinued operation (Note 6)	$(2,223,811)	$(11,832,356)	$(16,675,344)	$(2,076,380)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income (loss) before income taxes and minority interest of consolidated subsidiaries and dividends for U.S. and foreign-based operations is shown below:

	Fiscal Years Ended April 30,			Eight Months Ended December 31, 2002
	2000	2001	2002
Continuing Operations
U.S	$11,773,231	$5,567,967	$(3,766,901)	$(2,712,836)
Foreign	2,073,188	1,262,589	439,500	622,349

Total Continuing Operations	$13,846,419	$6,830,556	$(3,327,401)	$(2,090,487)
Discontinued Operations (Note 6)	(9,191,451)	(28,609,511)	(41,692,581)	(5,190,953)

Total income (loss) before income taxes and minority interest and dividends	$4,654,968	$(21,778,955)	$(45,019,982)	$(7,281,440)

As of December 31, 2002, the Company established a $24.0 million deferred tax asset valuation allowance. The allowance was recognized based on the weight of available evidence that it is more likely than not that this portion of the deferred tax asset will not be realized within the next three years, notwithstanding that some of those assets may have longer lives under applicable tax laws. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. The Company believes, based on its history of prior operating earnings, its spin-off of the Quantum division and its expectations of future earnings, that operating income of the Company will more likely than not be sufficient to realize the future benefits of the amount classified as net deferred tax asset. Future adverse changes in market conditions, poor operating results or a decline in our projections about future profitability may affect the Company assessment of the adequacy of the reserve and, consequently, the net carrying value of net deferred tax assets. In the event that the Company determines that it is more likely than not that it would be unable to realize an additional portion of the net deferred tax asset, an additional adjustment to the deferred tax asset valuation allowance would be charged to income in the period such determination was made.

A reconciliation of income taxes computed at the federal statutory income tax rate to income taxes reported in the consolidated statements of operations is as follows:

	Fiscal Years Ended April 30,			Eight Months Ended December 31, 2002
	2000	2001	2002
Federal statutory income tax rate	34.0%	(34.0)%	(34.0)%	(34.0)%
Permanent differences	1.8	3.5	0.9	32.7
State tax, net	4.9	(1.6)	(0.7)	(11.8)
Foreign tax, net	6.3	1.6	0.8	(8.1)
Research and development credit	(22.8)	(10.5)	(7.0)	(15.2)
Valuation Allowance	—	—	—	1,148.1

Effective tax rate	24.2%	(41.0)%	(40.0)%	1,111.7%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the Company’s deferred tax liabilities and assets is as follows:

	Fiscal Years Ended April 30,		Eight Months Ended December 31, 2002
	2001	2002
Deferred tax liabilities:
Tax over book depreciation	$(1,203,278)	$(1,432,466)	$(1,274,744)
Other	(1,791,365)	(3,253,398)	(2,857,132)

	(2,994,643)	(4,685,864)	(4,131,876)
Deferred tax assets:
Tax credit carryforwards	7,944,427	10,739,247	10,877,479
Net operating loss carryforwards	5,117,935	22,454,771	25,498,363
Inventory reserves	961,488	1,480,310	299,336
Other provisions for estimated expenses	1,740,699	1,947,752	893,473

	$15,764,549	$36,622,080	$37,568,651
Valuation Allowance	—	—	(24,000,000)

Net deferred tax assets	$12,769,906	$31,936,216	$9,436,775
Less: deferred tax assets-current	2,168,679	2,807,677	1,032,072

Deferred tax assets non-current	$10,601,227	$29,128,539	$8,404,703

For the transition period ended December 31, 2002, the Company has a federal research and development tax credit carryforward available for federal income tax purposes of approximately $4,933,000 that, if not used, expires between 2010 to 2022. Federal net operating loss carryforwards of $66.5 million expire between 2020 and 2021. Additionally, the Company has an alternative minimum tax credit carryforward available for federal income tax purposes of approximately $173,000 and a foreign tax credit of $666,000 that expires in 2003 if not utilized. The Company also has research and development credit carryforwards for state income tax purposes of approximately $4,379,000, which do not expire for tax reporting purposes. State net operating loss carryforwards of $29.1 million expire between 2010 and 2012.

6.    Discontinued Operation

On July 23, 2002, the Company completed the distribution and spin-off of its Quantum subsidiary by distributing one share of Quantum common stock for every share of IMPCO common stock held on the record date, which was July 5, 2002. The Company assumed approximately $8.6 million outstanding under the line of credit with Bank of America and also made a contribution in cash of $15.0 million to Quantum as part of the spin-off transaction and was presented in net cash used in discontinued operations in the consolidated statements of cash flows for. As a result of the spin-off of Quantum, the Company no longer holds any continuing interest in Quantum.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective as of May 1, 2002. Under the provisions of SFAS No. 144, the results of operations of Quantum are presented as discontinued operations in the Company’s consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating results of discontinued operations for the period May 1, 2002 to the date of the Quantum spin-off, July 23, 2002, and for the preceding fiscal years ended April 30, 2002, 2001, and 2000 are as follows:

	Fiscal Years Ended April 30,			May 1 – July 23, 2002
	2000	2001	2002
Revenue	$22,340,778	$23,357,929	$23,403,295	$4,445,725
Costs and expenses:
Cost of sales	15,081,039	19,452,343	25,581,284	3,514,440
Research and development expense	12,956,426	26,686,691	32,656,683	4,729,918
Selling, general and administrative expense	3,494,764	5,499,122	6,379,020	1,295,829

Total costs and expenses	31,532,229	51,638,156	64,616,987	9,540,187
Operating loss	(9,191,451)	(28,280,227)	(41,213,692)	(5,094,462)
Net interest expense	—	329,284	478,889	96,490
Loss before income tax (benefit)	(9,191,451)	(28,609,511)	(41,692,581)	(5,190,952)
Income tax benefit	(2,223,811)	(11,832,356)	(16,675,344)	(2,076,380)

Loss from discontinued operation	$(6,967,640)	$(16,777,155)	$(25,017,237)	$(3,114,572)

7.    Commitments and Contingencies

(a)  Leases

The Company has certain non-cancelable operating leases for facilities and equipment, and non-cancelable capital leases for machinery, equipment and motor vehicles. Future minimum lease commitments under non-cancelable leases at December 31, 2002 are as follows:

Fiscal years ending December 31,	Lease Obligations
	Capital Leases	Operating Leases
2003	$540,167	$1,830,221
2004	79,461	1,182,722
2005	17,026	486,669
2006	10,619	435,739
2007	—	436,454
Thereafter	—	1,846,284

Total minimum lease payments	647,273	$6,218,089

Less imputed interest	29,683

Present value of future minimum lease payments	617,590
Less current portion	516,391

Long-term capital lease obligation	$101,199

Total rental expense under the operating leases for fiscal years ended April 30, 2000, 2001, and 2002 and the transition period ended December 31, 2002 were approximately $1,345,000, $1,639,000, $1,696,000 and $1,449,000, respectively. These leases are non-cancelable and certain leases have renewal options and escalation clauses.

At April 30, 2000, 2001, and 2002 and the transition period ended December 31, 2002, approximately $2,281,000, $1,730,000, $1,107,000 and $617,590 were outstanding under the Company’s capital lease facility, respectively. At April 30, 2002, the gross and net assets acquired under the capital lease facility were approximately $3,177,000 and $420,000, respectively. At December 31, 2002, the gross and net assets acquired

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

under the capital lease facility were approximately $3,177,000 and $591,000, respectively. Amortization of these assets is included in depreciation expense.

(b)  Contingencies

The Company is currently subject to certain legal proceedings and claims arising in the ordinary course of business. Based on advice from legal counsel, management does not believe that the outcome of any of these matters will have a material adverse effect on the Company’s consolidated financial statements.

In August 2000, the Company initiated legal action in federal court (Eastern District of Michigan) against GFI Control Systems Inc. and Dynetek Industries Ltd. claiming that those entities infringed the Company’s patent covering a compressed gas fuel system that includes a tank with an internal pressure regulator. GFI Control Systems Inc. and Dynetek Industries Ltd. filed a counter-suit for patent infringement. In connection with the spin-off, the Company assigned its rights in this litigation to Quantum and Quantum assumed all liabilities in this matter.

(c)  Investment and Tax Savings Plan

The Company’s Investment and Tax Savings Plan (the “Plan”) is a defined contribution plan, which is qualified under Internal Revenue Service Code Section 401(k). The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. All employees who are at least age twenty-one or older are eligible to participate in the Plan on the first day of employment with the Company. Employees of the Company who elect to participate in the Plan may contribute into the Plan not less than 1% nor more than 15% of compensation. The Company’s matching contributions are discretionary and match elective salary deferrals up to 3.0% of compensation. Approximately 65% of eligible employees were enrolled in the 401(k) plan at December 31, 2002. Employer contributions approximated $482,000, $593,000, $632,000, and $189,000 for fiscal years ended 2000, 2001, 2002, and the transition period ended December 31, 2002, respectively.

8.    Stockholders’ Equity

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

In connection with the spin-off of Quantum, all stock options outstanding on the spin-off date were split into one option of IMPCO and one option of Quantum stock. The exercise price of both the IMPCO and Quantum

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock options was adjusted based on the relative market values of both companies on the first trading day following the spin-off. Options exercised prior to the spin-off of Quantum were made at the exercise price prior to such adjustment. All vesting schedules remain the same and the option holders are not required to exercise their options concurrently.

	Number of Shares	Weighted Average Exercise Price
Outstanding at April 30, 1999	1,502,658	$4.70
Granted	104,974	5.86
Exercised	(163,326)	4.02
Forfeited	(122,375)	4.68

Options outstanding at April 30, 2000	1,321,931	$4.88
Granted	416,453	7.27
Exercised	(97,572)	5.06
Forfeited	(46,047)	8.78

Options outstanding at April 30, 2001	1,594,765	$5.39
Granted	232,000	6.17
Exercised	(328,459)	4.48
Forfeited	(120,826)	6.60

Options outstanding at April 30, 2002	1,377,480	$5.53
Granted	819,000	3.30
Exercised	(19,200)	4.28
Forfeited	(98,787)	6.72

Options outstanding at December 31, 2002	2,078,493	$4.61
Shares exercisable at April 30, 2000	685,334	$4.86
Shares exercisable at April 30, 2001	774,889	$4.66
Shares exercisable at April 30, 2002	666,623	$4.79
Shares exercisable at December 31, 2002	818,107	$4.88

The following table sets forth summarized information with respect to stock options outstanding and exercisable at December 31, 2002:

	Outstanding			Exercisable
Exercise Price Range	Number of Shares	Average Life	Average Price	Number of Shares	Average Price
$1.50 to $3.00	36,428	0.4	$2.94	36,428	$2.94
$3.01 to $4.50	1,274,583	7.6	3.62	455,583	4.19
$4.51 to $6.00	121,396	4.8	5.19	102,796	5.07
$6.01 to $7.50	575,202	6.9	6.25	216,679	6.34
$7.51 to $9.00	55,684	8.1	8.00	541	6.74
$9.01 to $15.00	15,200	7.6	12.50	6,080	12.50

	2,078,493	7.2	$4.61	818,107	$4.88

At December 31, 2002, there were 45,209 shares available for grant.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(c)  Warrants

On January 11, 2002, the Company completed a private placement of 2,000,000 shares of common stock at a price of $11.25 per share for $22.5 million. The Company also issued to the investors warrants to purchase an aggregate of 200,000 shares of common stock at an exercise price of $13.25 per share. Each purchaser was issued a warrant to purchase one-tenth of a share of common stock for each share of common stock purchased under the agreement. In addition, the Company issued warrants to purchase an aggregate of 100,000 shares of common stock to the placement agent in connection with the transaction. The total of 300,000 warrants were outstanding at December 31, 2002 and the warrants are exercisable at any time until January 11, 2006.

In connection with the $8.0 million loan commitment from a director expiring May 31, 2003 (if exercised interest payable monthly at 12% with a maturity of January 31, 2004) obtained March 28, 2003, the Company granted 200,000 warrants to purchase IMPCO stock at a price of $2.51, which expire in four years. If the commitment is exercised, the Company will grant 600,000 warrants on similar terms.

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

9.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Years Ended April 30,			Eight Months Ended December 31, 2002
	2000	2001	2002
Numerator:
Income (loss) from continuing operations	$10,033,136	$3,674,506	$(2,220,411)	$(25,279,378)
Loss from discontinued operations, net of tax benefit	(6,967,640)	(16,777,155)	(25,015,637)	(3,114,572)

Net income (loss)	$3,065,496	$(13,102,649)	$(27,236,048)	$(28,393,950)
Denominator:
Denominator for basic earnings per share
Weighted average number of shares	8,489,229	9,934,700	11,097,815	14,376,408
Effect of dilutive securities:
Employee stock options	743,070	1,114,765	—	—

Dilutive potential common shares	743,070	1,114,765	—	—
Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	9,232,299	11,049,465	11,097,815	14,376,408
Basic earnings per share:
Income (loss) from continuing operations	$1.18	$0.37	$(0.20)	$(1.76)
Loss from discontinued operation, net of tax benefit	$(0.82)	$(1.69)	$(2.25)	$(0.22)
Net income (loss)	$0.36	$(1.32)	$(2.45)	$(1.98)
Diluted earnings per share:
Income (loss) from continuing operations	$1.09	$0.33	$(0.20)	$(1.76)
Loss from discontinued operation, net of tax benefit	$(0.76)	$(1.52)	$(2.25)	$(0.22)
Net income (loss)	$0.33	$(1.19)	$(2.45)	$(1.98)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the transition period ended December 31, 2002, options to purchase approximately 2,078,000 shares of common stock and 300,000 stock warrants were excluded in the computation of diluted net income per share, as the effect would be anti-dilutive. For the fiscal years ended April 30, 2000, 2001, and 2002 options to purchase approximately 579,000, 480,000, and 1,377,000 shares, respectively, of common stock were excluded in the computation of diluted net income per share, as the effect would be anti-dilutive.

10.    Revenues

During fiscal year 2000, IMPCO BV, IMPCO Pty, Grupo IMPCO Mexicano and IMPCO Japan subsidiaries accounted for approximately 15%, 7%, 7% and less than 3% of total consolidated revenues, respectively. During fiscal year 2001, IMPCO BV, IMPCO Pty, Grupo IMPCO Mexicano and IMPCO Japan subsidiaries accounted for approximately 18%, 8%, 9% and 4% of total consolidated revenues, respectively. During fiscal year 2002, IMPCO BV, IMPCO Pty, Grupo IMPCO Mexicano and IMPCO Japan subsidiaries accounted for approximately 22%, 6%, 16%, and 3% of total consolidated revenues, respectively. During the eight months ended December 31, 2002, IMPCO BV, IMPCO Pty, Grupo IMPCO Mexicano and IMPCO Japan subsidiaries accounted for approximately 18%, 6%, 26%, and 3% of total consolidated revenues, respectively.

The Company routinely sells products to a broad base of domestic and international customers, which includes distributors and original equipment manufacturers. Based on the nature of these customers, credit is generally granted without collateral being required. The Company does not anticipate that a significant credit risk exists as a result of these customer relationships.

During the 8 month period ended December 31, 2002, the Company had one customer with net revenues greater than ten percent of consolidated net revenues. Revenues for this customer as a percentage of total revenues were 14.4%, 7.9%, 7.3%, and 6.5% for the eight months ended December 31, 2002, and the fiscal years ended April 30, 2002, 2001, and 2000, respectively.

11.    Business Segment and Geographic Information

Business Segments.    The Company currently has two reporting segments organized along geographical boundaries: a domestic segment consisting of U.S. Operations and the rest of the world known as the International segment. Previously, the U.S. Operations segment was called the Gaseous Fuel Products Division. The domestic segment sells products including parts and conversion systems to OEMs and the aftermarket. The Company’s International Operations in Australia, Europe, Japan, India, and Mexico provide distribution for the Company’s products, predominantly from its domestic division and some product assembly.

Corporate expenses consist of general and administrative expenses at the corporate level and include the amortization of identifiable intangibles. Intersegment eliminations are primarily the result of intercompany sales from our domestic division to our International Operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Information by Business Segment.    Financial information by business segment for continuing operations follows (in thousands):

	Fiscal Years Ended April 30,			Eight Months Ended December 31, 2002
Revenues:	2000	2001	2002
U.S. Operations	$76,831	$66,925	$52,055	$33,151
International Operations	29,991	31,132	32,773	25,304
Intersegment Eliminations	(16,347)	(17,518)	(17,152)	(12,034)

Total	$90,475	$80,539	$67,676	$46,421

	Fiscal Years Ended April 30,			Eight Months Ended December 31, 2002
Operating Income (Loss):	2000	2001	2002
U.S. Operations	$19,451	$11,138	$3,416	$1,751
International Operations	2,623	1,387	599	637
Corporate Expenses	(6,360)	(5,862)	(6,807)	(3,460)
Intersegment Eliminations	(425)	(53)	393	(135)

Total	$15,289	$6,610	$(2,399)	$(1,207)

	Fiscal Years Ended April 30,			Eight Months Ended December 31, 2002
Identifiable Assets:	2000	2001	2002
U.S. Operations	$37,169	$34,495	$26,346	$23,555
International Operations	24,904	24,222	23,432	23,697
Corporate	12,893	29,230	45,512	28,725
Discontinued Operation	20,050	32,816	28,159	—

Total	$95,016	$120,763	$123,449	$75,977

	Fiscal Years Ended April 30,			Eight Months Ended December 31, 2002
Capital Expenditures:	2000	2001	2002
U.S. Operations	$1,076	$977	$2,103	$1,087
International Operations	600	312	134	376
Corporate	115	2,003	763	248
Discontinued Operation	1,891	9,343	3,471	—

Total	$3,682	$12,635	$6,471	$1,711

	Fiscal Years Ended April 30,			Eight Months Ended December 31, 2002
Depreciation and Amortization:	2000	2001	2002
U.S. Operations	$1,258	$1,291	$1,259	$895
International Operations	602	609	592	177
Corporate	705	691	916	304
Discontinued Operation	1,219	1,687	2,903	862

Total	$3,784	$4,278	$5,670	$2,238

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product Revenues by Application.    The Company’s product revenues by application across all business segments follows (in thousands):

	Fiscal Years Ended April 30,			Eight Months Ended December 31, 2002
Revenues:	2000	2001	2002
Transportation	$36,717	$26,425	$24,595	$22,953
Industrial	53,758	54,114	43,081	23,468

Total	$90,475	$80,539	$67,676	$46,421

Geographic Information.    The Company’s geographic information for revenues to unaffiliated customers and long-lived assets is shown below. The basis for determining revenues is the geographic location of the  “end-user”. Long-lived assets, excluding those classified under discontinued operation, represent long-term tangible assets that are physically located in the region as indicated (in thousands):

	Fiscal Years Ended April 30,			Eight Months Ended December 31, 2002
Revenues:	2000	2001	2002
United States and Canada	$49,309	$44,229	$29,882	$18,778
Europe	14,114	16,302	18,800	10,691
Asia & Pacific Rim	9,590	10,486	6,701	4,958
Latin America	17,462	9,522	12,293	11,994

Total	$90,475	$80,539	$67,676	$46,421

	Fiscal Years Ended April 30,			Eight Months Ended December 31, 2002
Long-Lived Assets:	2000	2001	2002
United States	$4,586	$6,399	$7,472	$7,455
Europe	323	310	355	595
Asia & Pacific Rim	222	224	211	203
Latin America	441	419	407	317

Total	$5,572	$7,352	$8,445	$8,570

12.    Warranties

Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience. Changes in the Company’s product warranty liability during the fiscal years ended April 30, 2000, 2001, and 2002 and the eight months ended December 31, 2002 are as follows:

	Balance at Beginning of Period	New Warranties Issued	Warranties Settled	Balance at End of Period
Warranty reserve for the period ended:
December 31, 2002	$284,845	$233,416	$(66,230)	$452,031
April 30, 2002	227,153	170,217	(112,525)	284,845
April 30, 2001	426,987	73,117	(272,951)	227,153
April 30, 2000	241,980	411,454	(226,447)	426,987

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Purchases

During fiscal years 2000, 2001, and 2002, and the transition period ended December 31, 2002 purchases from two vendors constituted approximately 44%, 41%, 17%, and 19% of consolidated net inventory purchases, respectively. In fiscal year 2000, 2001, and 2002, and the transition period ended December 31, 2002, 10 suppliers accounted for approximately 74%, 67%, 28%, and 34% respectively, of consolidated net inventory purchases.

14.    Supplementary Cash Flow Information

For fiscal years 2000, 2001, 2002, and the transition period ended December 31, 2002, the Company incurred capital lease obligations of approximately $100,000, $550,000, $367,000, and $27,000, respectively.

Interest and income taxes paid for fiscal years 2000, 2001, and 2002, and the transition period ended December 31, 2002 are as follows:

	Fiscal Years Ended April 30,			Eight Months Ended December 31, 2002
	2000	2001	2002
Interest paid	$1,452,000	$1,363,000	$1,354,000	$952,584
Taxes paid (including franchise taxes)	2,379,000	982,000	638,000	41,903

Payments made by Quantum for interest and taxes were not material for the periods indicated.

On November 29, 2002, the Company issued 2,309,470 shares of the Company’s common stock to the equity holders of BRC valued at $10,000,000 as a down payment towards an option to acquire a 50% ownership in BRC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Fiscal Year Change

On November 14, 2002, the Company changed its fiscal year from April 30 to December 31. The table below summarizes selected data for the unaudited eight months ended December 31, 2001 and the eight months ended December 31, 2002 (in thousands except for earnings per share).

	Eight Months Ended December 31,
	2001	2002
	(unaudited)
Statement of Operations:
Revenue:
Net revenue	$45,707	$46,421
Cost and expenses:
Cost of sales	29,185	33,071
Research and development expense	3,712	2,635
Selling, general and administrative	13,075	11,922
Operating income (loss)	(266)	(1,207)
Interest expense	933	995
Interest income	112	112
Income (loss) from continuing operations (net of tax)	(908)	(25,279)
Loss on discontinued operation (net of tax)	(17,908)	(3,115)

Net income (loss) applicable to common stock	$(18,816)	$(28,394)

Net income (loss) per share:
Basic:
Income (loss) from continuing operations	$(0.09)	$(1.76)
Loss from discontinued operation	(1.71)	(0.22)
Net income (loss)	$(1.80)	$(1.98)
Diluted:
Income (loss) from continuing operations	$(0.09)	$(1.76)
Loss from discontinued operations	(1.71)	(0.22)
Net income (loss)	$(1.80)	$(1.98)
Number of shares used in per share computation:
Basic	10,445	14,376
Diluted	10,445	14,376

Balance Sheet Data:
Total current assets	$60,439	$35,243
Total assets	117,270	75,978
Total current liabilities	20,332	24,037
Long-term obligations, less current portion	25,236	101
Stockholders’ equity	$69,401	$49,622

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, amortization of goodwill is no longer permitted. No such amortization expense for goodwill was recognized for the eight-month period ended December 31, 2002. The following data shows the effect on net income (loss) and net income (loss) per share of common stock if the provisions of SFAS No. 142 had been in effect for the fiscal years ended April 30, 2000, 2001, and 2002.

	Fiscal Years Ended April 30,			Eight Months Ended December 31, 2002
	2000	2001	2002
Net income (loss), as reported	$3,065,496	$(13,102,649)	$(27,236,048)	$(28,393,950)
Add: Amortization of goodwill expense recorded during fiscal years prior to adoption of SFAS No. 142, net of related tax effects	491,278	436,900	443,142	—

Pro forma net income (loss)	$3,556,774	$(12,665,749)	$(26,792,906)	$(28,393,950)
Basic earnings per share:
Net income (loss) as reported	$0.36	$(1.32)	$(2.45)	$(1.98)
Goodwill amortization	0.06	0.04	0.04	—

Net income (loss) pro forma	$0.42	$(1.28)	$(2.41)	$(1.98)
Diluted earnings per share:
Net income (loss) as reported	$0.33	$(1.32)	$(2.45)	$(1.98)
Goodwill amortization	0.06	0.04	0.04	—

Net income (loss) pro forma	$0.39	$(1.28)	$(2.41)	$(1.98)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Quarterly Results Of Operations (Unaudited)

A summary of the unaudited quarterly results of operations follows (in thousands, except per share amounts):

	First Qtr.	Second Qtr.	Third Qtr.	Fourth Qtr.
Fiscal Year 2001
Revenue	$22,276	$20,485	$18,145	$19,633
Gross profit	9,220	7,865	6,611	7,345
Operating income	2,799	1,954	737	1,120
Income from continuing operations	1,249	1,389	821	216
Loss on discontinued operation	(1,857)	(2,771)	(5,172)	(6,977)
Net income (loss)	(608)	(1,382)	(4,351)	(6,761)
Net income (loss) per share: (1)
Basic:
Income from continuing operations	$0.14	$0.13	$0.08	$(0.02)
Loss from discontinued operation	$(0.21)	$(0.26)	$(0.50)	$(0.68)
Net loss	$(0.07)	$(0.13)	$(0.42)	$(0.66)
Diluted:
Income from continuing operations	$0.13	$0.12	$0.07	$0.02
Loss from discontinued operation	$(0.19)	$(0.24)	$(0.46)	$(0.61)
Net loss	$(0.06)	$(0.12)	$(0.39)	$(0.59)

Fiscal Year 2002
Revenue	$18,920	$18,223	$13,799	$16,733
Gross profit	7,836	6,056	4,143	5,099
Operating income	1,891	(696)	(1,817)	(1,776)
Income (loss) from continuing operations	843	(789)	(1,069)	(1,203)
Loss on discontinued operation	(6,439)	(7,943)	(5,951)	(4,684)
Net income (loss)	(5,596)	(8,732)	(7,020)	(5,887)
Net income (loss) per share: (1)
Basic:
Income (loss) from continuing operations	$0.08	$(0.07)	$(0.10)	$(0.10)
Loss from discontinued operation	$(0.62)	$(0.76)	$(0.54)	$(0.37)
Net loss	$(0.54)	$(0.83)	$(0.64)	$(0.47)
Diluted:
Income from continuing operations	$0.07	$(0.07)	$(0.10)	$(0.10)
Loss from discontinued operation	$(0.56)	$(0.76)	$(0.54)	$(0.37)
Net loss	$(0.49)	$(0.83)	$(0.64)	$(0.47)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	First Qtr.	Second Qtr.	November & December
Transition Period Ended December 31, 2002
Revenue	$19,475	$18,771	$8,175
Gross profit	5,826	5,191	2,332
Operating income	385	97	(1,689)
Income (loss) from continuing operations	115	(163)	(25,231)
Loss on discontinued operation	(2,884)	(2)	(229)
Net income (loss)	(2,769)	(165)	(25,460)
Net income (loss) per share: (1)
Basic:
Income (loss) from continuing operations	$0.01	$(0.01)	$(1.64)
Loss from discontinued operation	$(0.21)	$(0.00)	$(0.02)
Net loss	$(0.20)	$(0.01)	$(1.66)
Diluted:
Income from continuing operations	$0.01	$(0.01)	$(1.64)
Loss from discontinued operation	$(0.20)	$(0.00)	$(0.02)
Net loss	$(0.19)	$(0.01)	$(1.66)

(1)	Per common share amounts for the quarters and full years have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period and, with regard to diluted per common share amounts only, because of the effect of potentially dilutive securities only in the periods in which the effect would have been dilutive.

EXHIBIT INDEX

Exhibit No.	Description	Note No.

2.1	Deed of Sale of Business by and among IMPCO Technologies Pty. Limited, as buyer, and Ateco Automotive Pty Limited, as seller, dated as of July 1, 1996.	(7)

2.2	Deed of Release by and among IMPCO Technologies, Inc. and Ateco Automotive Pty Limited dated as of July 1, 1996.	(7)

2.3	Shareholders Agreement for Gas Parts (NSW) Pty Limited by and among IMPCO Technologies Pty. Limited, Gas Parts Pty Limited and Gas Parts (NSW) Pty. Limited, dated as of July 4, 1996.	(7)

2.4	Option Agreement between IMPCO Technologies, Inc. and the controlling shareholders of B.R.C. Societa a Responabilita Limitata of Italy, dated as of October 3, 2002.	(31)

3.1	Certificate of Incorporation, as currently in effect.	(28)

3.2	Bylaws adopted July 22, 1998.	(13)

4.1	Stockholders’ Protection Rights Agreement dated as of June 30, 1999 between IMPCO Technologies, Inc. and ChaseMellon Stockholder Services, L.L.C., as Rights Agent.	(12)

10.1	Lease between L-W Income Properties and IMPCO Technologies, Inc. dated May 10, 1989.	(2)

10.2+	1989 Incentive Stock Option Plan.	(3)

10.3+	1991 Executive Stock Option Plan dated November 5, 1991, among AirSensors, Inc., as the Company, and Bertram R. Martin, James J. Mantras and Dale L. Rasmussen, as Optionees.	(4)

10.4	First Amendment to Lease dated April 19, 1993, between L-W Income Properties and IMPCO Technologies, Inc.	(5)

10.5+	1993 Stock Option Plan for Non-employee Directors.	(6)

10.6+	Amendment to 1989 Incentive Stock Option Plan.	(6)

10.7+	1996 Incentive Stock Option Plan.	(8)

10.8+	1997 Incentive Stock Option Plan.	(9)

10.9	Lease between Klein Investments, Family Limited Partnership, as lessor, and IMPCO Technologies, Inc., as lessee, dated August 18, 1997.	(10)

10.10	Amendment dated March 18, 1998 to Loan agreement dated October 7, 1998 between Bank of America National Trust and Savings, as lender, and IMPCO Technologies, Inc., as the borrower.	(10)

10.11	Amendment dated April 29, 1998 to Loan agreement dated October 7, 1998 between Bank of America National Trust and Savings, as lender, and IMPCO Technologies, Inc., as the borrower.	(10)

10.12	Loan Agreement for IMPCO Technologies, B.V. as borrower, and Bank of America National Trust and Savings Association, acting through its Amsterdam branch, as lender, dated as of April 27, 1998.	(10)

10.13	Loan Agreement dated September 11, 1998 between Bank of America National Trust and Savings Association, as lender, and IMPCO Technologies, Inc., as the borrower.	(11)

10.14	Intentionally Omitted.

Exhibit No.	Description	Note No.

10.15	Loan Agreement between IMPCO Tech Japan KK, as borrower, and, Hongkong and Shanghai Banking Corporation Ltd., Osaka Branch., as lender, dated as of March 29, 1999.	(13)

10.16+	Employment Agreement dated April 1, 1999, between IMPCO Technologies, Inc., as the Company, and Robert M. Stemmler, as the Employee.	(13)

10.17	Amended Loan Agreement between IMPCO Technologies, Inc., as borrower and Bank of America N.A. as lender, dated September 13, 1999.	(14)

10.18	Intentionally omitted.

10.19	Amendment No. 3 to Business Loan Agreement by and between Bank of America, N.A. and IMPCO Technologies, Inc. dated as of June 13, 2000.	(15)

10.20	Lease dated as of March 31, 2000, by and between Braden Court Associates and IMPCO Technologies, Inc.	(16)

10.21	Amendment No. 4 to Business Loan Agreement by and between Bank of America, N.A. and IMPCO Technologies, Inc. dated as of September 12, 2000.	(18)

10.22	Amendment No. 5 to Business Loan Agreement between Bank of America, N.A. and IMPCO Technologies, Inc. dated as of December 13, 2000.	(18)

10.23	Amendment No. 6 to Business Loan Agreement between Bank of America, N.A. and IMPCO Technologies, Inc. dated as of March 12, 2001.	(19)

10.24	Promissory Note Issued by Robert Stemmler to Registrant dated March 15, 2001.	(17)

10.25	Promissory Note Issued by Dale Rasmussen to Registrant dated March 15, 2001.	(17)

10.26	Promissory Note Issued by Syed Hussain to Registrant dated March 15, 2001.	(17)

10.27	Security Agreement and Agreement Not to Exercise Options entered into between Robert Stemmler and Registrant dated March 15, 2001.	(17)

10.28	Security Agreement and Agreement Not to Exercise Options entered into between Dale Rasmussen and Registrant dated March 15, 2001.	(17)

10.29	Security Agreement and Agreement Not to Exercise Options entered into between Syed Hussain and Registrant dated March 15, 2001.	(17)

10.30	Deed of Trust Executed by Dale Rasmussen regarding personal residence.	(17)

10.31†	Corporate Alliance Agreement dated June 12, 2001 between Quantum Technologies Worldwide, Inc. and General Motors Corporation.	(21)

10.32	Master Technical Agreement dated June 12, 2001 between Quantum Technologies Worldwide, Inc. and General Motors Corporation.	(21)

10.33	Stock Transfer Agreement dated June 12, 2001 between Quantum Technologies Worldwide, Inc. and General Motors Corporation.	(21)

10.34	Registration Rights Agreement dated June 12, 2001 between Quantum Technologies Worldwide, Inc. and General Motors Corporation.	(21)

10.35	Amended and Restated Business Loan Agreement dated as of April 30, 2001 among the Registrant, Quantum Technologies, Inc. and Bank of America, N.A.	(28)

10.36+	2000 Incentive Stock Option Plan.	(20)

10.37	IMPCO and GM Teaming Agreement dated July 30, 1997 by the Registrant and General Motors Corporation.	(22)

10.38	Amendment No. 1 to Amended and Related Business Loan Agreement, dated as of September 5, 2001, among Bank of America, N.A., the Registrant and Quantum Technologies, Inc.	(23)

Exhibit No.	Description	Note No.

10.39	Amendment No. 2 to Amended and Restated Business Loan Agreement, dated as of October 8, 2001, among Bank of America, N.A., the Registrant and Quantum Technologies, Inc.	(24)

10.40	Amendment No. 3 to Amended and Restated Business Loan Agreement, dated as of November 9, 2001, among Bank of America, N.A., the Registrant and Quantum Technologies, Inc.	(24)

10.41	Amendment No. 4 to Amended and Restated Business Loan Agreement, dated as of December 12, 2001, among Bank of America, N.A., the Registrant and Quantum Technologies, Inc.	(24)

10.42	Common Stock and Warrants Purchase Agreement, dated January 11, 2002.	(25)

10.43	Registration Rights Agreement, Dated January 11, 2002.	(25)

10.44	Form of Stock Purchase Warrant, Dated January 11, 2002.	(25)

10.45	Amendment No. 5 to Amended and Restated Business Loan Agreement, dated as of January, 2002, among Bank of America, N.A., the Registrant and Quantum Technologies, Inc.	(26)

10.46	Amendment No. 6 to Amended and Restated Business Loan Agreement, dated as of January 31, 2002, among Bank of America, N.A., the Registrant and Quantum Technologies, Inc.	(26)

10.47	Amendment No. 7 to Amended and Restated Business Loan Agreement, dated as of February 28, 2002, among Bank of America, N.A., the Registrant and Quantum Fuel Systems Technologies Worldwide, Inc.	(26)

10.48	Stock Purchase Agreement, dated May 3, 2002.	(27)

10.49	Amendment No. 8 to Amended and Restated Business Loan Agreement, dated as of March 31, 2002, among Bank of America, N.A., the Registrant and Quantum Fuel Systems Technologies Worldwide, Inc.	(30)

10.50	Amendment No. 9 to Amended and Restated Business Loan Agreement, dated as of April 30, 2002, among Bank of America, N.A., the Registrant and Quantum Fuel Systems Technologies Worldwide, Inc.	(30)

10.51	Second Amended and Restated Business Loan Agreement, dated June 24, 2002, between Bank of America, N.A., and the Registrant.	(30)

10.52	Employment Agreement dated April 1, 2002, between the Registrant and Robert M. Stemmler.	(30)

10.53	Employment Agreement dated April 1, 2002, between the Registrant and W. Brian Olson.	(30)

10.54	Employment Agreement dated April 1, 2002, between the Registrant and Dale L. Rasmussen.	(30)

10.55	Contribution and Distribution Agreement between the Registrant and Quantum Fuel Systems Technologies Worldwide, Inc., dated July 23, 2002.	(29)

10.56	Tax Allocation and Indemnification Agreement between the Registrant and Quantum Fuel Systems Technologies Worldwide Inc., dated July 23, 2002.	(29)

10.57	Transition Services Agreement between the Registrant and Quantum Fuel Systems Technologies Worldwide, Inc., dated July 23, 2002.	(29)

10.58	Employee Benefit Matters Agreement between the Registrant and Quantum Fuel Systems Technologies Worldwide, Inc., dated July 23, 2002.	(29)

10.59	Lease dated July 18, 2001 by and between Property Reserve, Inc. and the Registrant.	(30)

10.60	The 2002 Stock Option Plan for Employees	(32)

10.61	The 2002 Stock Option Plan for Non-employee Directors	(32)

Exhibit No.	Description	Note No.

10.62	Amendment No. 1 to Second Amended and Restated Business Loan Agreement, dated as of December 10, 2002, among Bank of America, N.A., and the Registrant.	(31)

10.63	Amendment No. 2 to Second Amended and Restated Business Loan Agreement, dated as of March 24, 2003, among Bank of America, N.A., and the Registrant.	(1)

10.64	Equity Joint Venture Contract, dated as of December 16, 2002, among China Natural Gas Co. Ltd., and the Registrant.	(1)

10.65	Joint Venture Agreement Minda IMPCO Technologies, Limited, dated May 18, 2001 among Minda Industries Limited and Mr. Nirmal K. Minda and the Registrant	(1)

10.66	Joint Venture Agreement Minda IMPCO Limited, dated May 18, 2001 among Minda Industries and Mr. Nirmal K. Minda and the Registrant	(1)

10.67	Letter of commitment, dated March 26, 2003, among Don J. Simplott and the Registrant	(1)

21.1	Subsidiaries of the Company.	(1)

23.1	Consent of Ernst & Young LLP.	(1)

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350.	(1)

99.2	Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. §1350.	(1)

(1)	Filed herewith.
(2)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1989.
(3)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1990.
(4)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1992.
(5)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1993.
(6)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1994.
(7)	Incorporated by reference to the Registrant’s Form 8-K/A dated July 1, 1996.
(8)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1997.
(9)	Incorporated by reference to the Registrant’s Proxy Statement for fiscal year 1997.
(10)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1998.
(11)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended October 31, 1998.
(12)	Incorporated by reference to the Registrant’s Form 8-K dated June 30, 1999.
(13)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1999.
(14)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended December 7, 1999.
(15)	Incorporated by reference to the Registrant’s Form S-3/A (File No. 333-34366), filed with the Commission on June 14, 2000.
(16)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 2000.
(17)	Incorporated by reference to the Registrant’s Form 8-K dated March 26, 2001.
(18)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended October 31, 2000.
(19)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended January 31, 2001.
(20)	Incorporated by reference to the Registrant’s Proxy Statement for fiscal year 2000.
(21)	Incorporated by reference to the Registrant’s Form S-3/A (File No. 333-63726), filed with the Commission on July 9, 2001.
(22)	Incorporated by reference to the Registrant’s Form S-3 (File No. 333-34366), filed with the Commission on April 7, 2000.
(23)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended July 31, 2001.
(24)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended October 31, 2001.
(25)	Incorporated by reference to the Registrant’s Form 8-K filed on January 11, 2002.
(26)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended January 31, 2001.
(27)	Incorporated by reference to the Registrant’s Form 8-K filed on May 10, 2002.
(28)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 2001.
(29)	Incorporated by reference to the Form 10-K filed by Quantum Fuel Systems Technologies, Inc., for fiscal year 2002.
(30)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 2002.
(31)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended October 31, 2002.
(32)	Incorporated by reference to the Registrant’s Proxy Statement for fiscal year 2002.
+	Management contract or compensatory plan or arrangement.
†	Certain information in this exhibit has been omitted and filed separately with The Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.