Form 10-Q
period 2003-03-31
IMPCO TECHNOLOGIES INC
filed 2003-05-15
CIK 790708

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003, or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from_______________ to_______________

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

Yes ☒	No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of May 14, 2003:

     16,436,886 shares of Common Stock, $.001 par value per share.

IMPCO TECHNOLOGIES, INC.
INDEX

PART I– FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMPCO TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2002	March 31, 2003

		Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$1,995,705	$1,895,673
Restricted cash	1,604,551	678,244
Accounts receivable, net	11,640,872	13,814,404
Inventories:
Raw materials and parts	8,615,852	8,305,892
Work-in-process	—	193,948
Finished goods	8,704,748	8,197,402

Total inventories	17,320,600	16,697,242
Deferred tax assets	1,032,072	927,092
Other current assets	1,649,225	1,875,835

Total current assets	35,243,025	35,888,490
Equipment and leasehold improvements
Dies, molds and patterns	6,342,952	6,283,644
Machinery and equipment	6,317,372	6,659,066
Office furnishings and equipment	8,462,340	8,385,855
Automobiles and trucks	405,765	384,557
Leasehold improvements	3,400,728	3,460,840

	24,929,157	25,173,962
Less accumulated depreciation and amortization	16,359,200	16,941,375

Net equipment and leasehold improvements	8,569,957	8,232,587
Net goodwill and intangibles	8,921,254	8,921,254
Deferred tax assets, net	8,404,703	8,408,249
Business acquisition costs	12,777,064	14,323,373
Other assets	2,061,630	2,561,977

	$75,977,633	$78,335,930

See accompanying notes to condensed consolidated financial statements.

IMPCO TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Continued)

	December 31, 2002	March 31, 2003

		Unaudited
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,165,637	$6,871,341
Accrued payroll obligations	2,387,136	2,572,962
Other accrued expenses	2,293,616	3,617,538
Current revolving line of credit	5,860,000	5,450,000
Current maturities of long-term debt and capital leases	8,330,568	6,773,540

Total current liabilities	24,036,957	25,285,381

Capital leases	101,199	50,240
Minority interest	2,217,090	2,312,054
Stockholders’ equity:
Preferred stock, $.001 par value, authorized 500,000 shares; none issued and outstanding at December 31, 2002 and March 31, 2003	—	—
Common stock, $.001 par value, authorized 100,000,000 shares; 16,436,886 issued and outstanding at March 31, 2003 (16,433,282 at December 31, 2002)	16,451	16,451
Additional paid-in capital	120,623,910	120,623,910
Shares held in trust	(172,525)	(158,298)
Accumulated deficit	(68,064,964)	(67,614,185)
Accumulated other comprehensive loss	(2,780,485)	(2,179,623)

Total stockholders’ equity	49,622,387	50,688,255

	$75,977,633	$78,335,930

See accompanying notes to condensed consolidated financial statements.

IMPCO TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended March 31,

	2002	2003

Revenue	$15,447,406	$19,572,096
Costs and expenses:
Cost of revenue	11,419,830	13,013,135
Research and development expense	1,384,604	986,001
Selling, general and administrative expense	4,657,791	4,432,269

Total costs and expenses	17,462,225	18,431,405
Operating income (loss)	(2,014,819)	1,140,691
Interest expense, net	64,420	231,120

Income (loss) from continuing operations before income taxes	(2,079,239)	909,571
Income tax (benefit) expense	(831,004)	363,828

Income (loss) from continuing operations before minority interest	(1,248,235)	545,743
Minority interest in income (loss) of consolidated subsidiaries	(21,220)	94,964

Income (loss) from continuing operations	(1,227,015)	450,779
Loss from discontinued operation (Note 2)	(5,882,573)	—

Net income (loss)	$(7,109,588)	$450,779

Net loss per share:
Basic:
Income (loss) from continuing operations	$(0.10)	$0.03

Loss from discontinued operation	$(0.48)	$—

Net income (loss)	$(0.58)	$0.03

Net loss per share:
Diluted:
Income (loss) from continuing operations	$(0.10)	$0.03

Loss from discontinued operation	$(0.48)	$—

Net income (loss)	$(0.58)	$0.03

Number of shares used in per share calculation:
Basic	12,312,563	16,434,193

Diluted	12,312,563	16,517,157

See accompanying notes to condensed consolidated financial statements.

IMPCO TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	March 31, 2002	March 31, 2003

Net cash provided by operating activities from continuing operations	$1,996,825	$2,170,563
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(1,081,738)	(244,805)
Business acquisition cost	—	(1,546,309)
Purchase of intangible assets	(8,529)	—

Net cash used in investing activities	(1,090,267)	(1,791,114)
Cash flows from financing activities:
Decrease in borrowings under revolving line of credit	(802,000)	(410,000)
Payments on term loans	(510,845)	(1,557,028)
Payment of capital lease obligation	(531,023)	(50,961)
(Acquire) dispose common shares held in trust	(15,193)	14,229
Decrease in restricted cash	2,532	926,307
Proceeds from issuance of common stock	20,551,037	—

Net cash provided by (used in) financing activities	18,694,508	(1,077,453)
Net cash provided by (used in) continuing operations	19,601,066	(698,004)
Net cash used in discontinued operation	(3,097,856)	—
Translation adjustment	134,145	597,972

Net increase (decrease) in cash and cash equivalents	16,637,355	(100,032)
Cash and cash equivalents at beginning of period	1,143,457	1,995,705

Cash and cash equivalents at end of period	$17,780,812	$1,895,673

See accompanying notes to condensed consolidated financial statements.

IMPCO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

1)	BASIS OF PRESENTATION

          The accompanying condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and the results of operations, contained in the Company’s Annual Report on Form 10-K for the transition period ended December 31, 2002.  The consolidated financial statements of IMPCO Technologies, Inc. (“IMPCO” or the “Company”) as of March 31, 2003 include the accounts of the Company and its majority-owned subsidiaries IMPCO-BERU Technologies B.V. (“IMPCO BV”) and Grupo I.M.P.C.O. Mexicano, S. de R.L. de C.V. (“IMPCO Mexicano”), its wholly-owned subsidiaries IMPCO Technologies, Pty. Limited (“IMPCO Pty”) and IMPCO Tech Japan K.K. (“IMPCO Japan”), and its joint ventures Minda IMPCO Technologies Limited and CNGC-IMPCO Technologies, LLC (“CNGC”). The Company has a 40% interest in a joint venture, Minda IMPCO Limited, and uses the equity method for reporting the results of this entity.

          The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the twelve months ended December 31, 2003, or for any future period.

          The condensed balance sheet at December 31, 2002 has been derived from the audited financial statements at that date. In addition, the unaudited condensed statements of operations and the statements of cash flows for the three months ended March 31, 2002 present the operating results of the Company’s former Quantum division as a discontinued operation. On July 23, 2002, the Company completed the spin-off of its Quantum division by distributing one share of Quantum stock for every share of IMPCO common stock held on the July 5, 2002 record date. As a result of this spin-off, the Company no longer holds any interest in Quantum.

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of conducting business.

          It is currently anticipated that the Company will require additional sources of financing in order to capitalize on opportunities that management believes to exist in the alternative fuel market, to invest in long-term business opportunities including the $7.0 million payment to the BRC equity holders before September 30, 2003, and to pay off the $5.5 million Bank of America line of credit, which matures in May 2003. These additional sources of financing may include bank borrowings or public or private offerings of equity or debt securities. No assurance can be given that such additional sources of financing will be available on acceptable terms, if at all. If additional sources of financing are not available, the Company plans to implement measures to conserve cash and reduce costs, which may affect its ability to capitalize on strategic growth opportunities. Additionally, if the Company is unable to raise sufficient funds to pay off the Bank of America line of credit and is unable to extend this facility, the Company would be in default with the bank, which could significantly affect its liquidity. However, one of the Company’s directors has committed to provide an $8.0 million loan to meet the Bank of America obligation if the Company is unable to find alternative sources.

          Management believes that its existing working capital and the commitment of funds from one of its directors are sufficient to fund its operations for the next twelve months.

RECENTLY ADOPTED ACCOUNTING STANDARDS

          In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of ”.  SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. The Statement is effective for year-ends beginning after December 15, 2001. Under the provisions of SFAS No. 144, the operating results of Quantum are presented as a discontinued operation in the Company’s condensed consolidated financial statements for the three months ended March 31, 2002.

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

2)	DISCONTINUED OPERATION

          On July 23, 2002, the Company completed the spin-off of its Quantum subsidiary by distributing one share of Quantum common stock for every share of IMPCO common stock held on the July 5, 2002 record date.  The Company also made a contribution in cash of approximately $15.0 million to Quantum as part of the spin-off transaction.  As a result of the Quantum spin-off, the Company no longer holds any continuing interest in Quantum.

          The Company adopted SFAS No. 144 effective as of May 1, 2002. Under the provisions of SFAS No. 144, the results of operations of Quantum are presented as a discontinued operation in the Company’s condensed consolidated statements of operations. Losses from the discontinued operation, net of a tax benefit, were approximately $5.9 million for the three months ended March 31, 2002 and include net revenue of approximately $6.1 million for the three months ended March 31, 2002.

          Unaudited operating results of the discontinued operation for the three months ended March 31, 2002 is as follows:

Three Months Ended March 31, 2002

Revenue	$6,123,638
Costs and expenses:
Cost of product sales	8,139,814
Research and development expense	2,752,178
Selling, general and administrative expense	4,632,478

Total costs and expenses	15,524,470
Operating loss	(9,400,832)
Interest expense	403,456

Loss before income taxes	(9,804,288)
Income tax benefit	(3,921,715)

Loss from discontinued operation	$(5,882,573)

3)	DEBT PAYABLE

          The Company’s debt payable is summarized as follows:

	December 31, 2002	March 31, 2003

(a) Bank of America NT&SA
Revolving line of credit	$5,860,000	$5,450,000
Term loan	4,447,000	3,812,000
Capital lease and capital expenditure lines of credit facilities	2,327,000	2,065,000
(b) Credit facility—Fortis Bank (formerly Mees Pierson)	715,000	36,000
(c) The Hong Kong and Shanghai Banking Corporation Ltd. Line of credit	540,000	534,000
Other capital leases	222,000	173,000
Derivative instruments	181,000	—
(d) Other loans	—	204,000

	14,292,000	12,274,000
Less: current portion	14,191,000	12,224,000

Non-current portion	$101,000	$50,000

(a)  Bank of America NT&SA

Loan Covenants and Collateral.    The Bank of America credit facility contains certain restrictions, as well as limitations on other indebtedness, and is secured by substantially all of the Company’s assets.  In June 2002, the credit facility with Bank of America was amended to extend the maturity date of the Company’s line of credit and term loans to May 31, 2003 and to reduce the available line of credit from $9.5 million to $8.0 million at the end of June 2002. The terms of this amendment also required the line of credit to be reduced by $1.0 million on each of September 30, 2002, December 31, 2002 and March 31, 2003. On March 24, 2003, Bank of America amended its agreement to (1) waive the funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio and the debt service coverage ratio for the period ending January 31, 2003 (2) increase the interest rate on all loans to prime plus five percentage points (3) terminate the swap agreement as of March 24, 2003 and (4) defer the $1.0 million March 31, 2003 line of credit reduction to April 30, 2003.  On April 30, 2003, Bank of America issued another amendment to the agreement allowing a reduction to the line of credit equal to $500,000 rather than the $1.0 million reduction defined in the March 24, 2003 amendment. On May 14, 2003, Bank of America amended the facility to waive for the funded debt to EBITDA and debt service coverage ratios for the period ended April 30, 2003. As a result of obtaining this waiver, the Company is in compliance with all covenants and conditions under this credit facility.

Revolving Line of Credit.    The $5.5 million revolving line of credit bears interest, payable monthly, at a rate equal to the Bank’s prime rate plus 5%. At March 31, 2003, the outstanding line of credit balance was $5,450,000, which was subject to an interest rate of 9.25%.

Term Loan.    The Company’s credit facility agreement and line of credit with Bank of America will expire as of May 31, 2003. As a result, all of the term and capital expenditure loans issued by the bank have been classified as a current liability on the balance sheets as of December 31, 2002 and March 31, 2003 although portions of the term loan debt do not mature in calendar year 2003. The Company intends to terminate its relationship with Bank of America on no later than May 31, 2003 and expects to secure a new credit facility from a different senior lender before that time. It is anticipated that all of the Company’s debt with Bank of America will be refinanced by the new credit facility.

In accordance with the amended bank agreement dated March 24, 2003, the term loan bears interest, payable on a monthly basis, at a rate equal to the Bank’s prime rate plus 5% and matures September 30, 2004.  As of March 31, 2003, the term loan had a balance of $3,812,000 at an interest rate of 9.25%.

Capital Leases and Capital Expenditure Lines of Credit Facilities.    The Company has two non-revolving capital expenditure line of credit facilities and two capital leases with Bank of America. The interest rate for each of the capital expenditure lines of credit is prime plus 5%. At March 31, 2003, one line of credit has a balance of approximately $1,016,000 and an interest rate of 9.25%. The other line of credit has a balance of $783,000 bearing interest at a rate of 9.25% and matures on May 31, 2003. Upon the date of maturity, this line of credit may be converted into a term loan due on May 31, 2005 and may be prepaid, in whole or in part, at any time. Both of these credit facilities are classified on the balance sheet as of March 31, 2003 as part of current maturities of long-term debt and capital leases.

The Company’s capital lease obligations as of March 31, 2003 with Bank of America are approximately $21,000 and $245,000 and bear interest rates of 3.4% and 3.3%, respectively. These obligations are classified on the balance sheet as of March 31, 2003 as part of current maturities of long-term debt and capital leases with the exception of approximately $13,000, which is classified as capital leases.

(b)  Credit Facility—Fortis Bank

IMPCO BV has secured a EUR 2,300,000 (US$2,100,000) revocable credit facility with Fortis Bank in the Netherlands. The interest rate is determined on weekly based on a weighted average of several money market indices. IMPCO BV’s borrowings under this facility may not exceed the combined total of 70 % of the book value of its accounts receivable (not older than 90 days) and 50% of the book value of its inventory (or the current market value when lower) with a maximum of EUR 1,000,000. At March 31, 2003, the interest rate was 4.1% and the outstanding balance was $36,000.

(c)  The Hong Kong and Shanghai Banking Corporation Ltd.

Line of Credit.    In April 2002, IMPCO Japan secured a ¥64,000,000 (US$500,000) line of credit facility with the Hong Kong and Shanghai Banking Corporation Ltd., Osaka Branch. This line of credit has a fixed interest rate for a period of 12 months and matures in June 2003. The line of credit is secured with cash from IMPCO Australia that has been placed in a restricted account with National Australian Bank Limited. National Australian Bank has issued a stand-by letter of credit to HSBC as collateral for the line of credit. At March 31, 2003, the outstanding loan balance was ¥64,000,000 (US$534,000) bearing an interest rate of 1.702%.

(d) Other Finance Loans

In February 2003, the company financed an insurance policy through a third party lender.  As of March 31, 2003 the balance of this loan was approximately $204,000.  The loan matures in December 2003 and bears interest at 5.62%.

At March 31, 2003, the weighted average interest rate for all of the Company’s debt was 8.7%.

4)	EARNINGS PER SHARE

          The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,

	2002	2003

Numerator:
Income (loss) from continuing operations	$(1,227,015)	$450,779
Loss from discontinued operation, net of tax benefit	(5,882,573)	—

Net income (loss)	$(7,109,588)	$450,779

Denominator:
Denominator for basic earnings per share—weighted average shares	12,312,563	16,434,193
Effect of dilutive securities:
Employee stock options	—	63,094
Warrants	—	2,557
Shares held in trust	—	17,313

Dilutive potential common shares	—	82,964
Denominator for diluted earnings per share adjusted weighted-average shares and assumed conversions	12,312,563	16,517,157
Basic earnings per share:
Income (loss) from continuing operations	$(0.10)	$0.03

Loss from discontinued operation, net of tax benefit	$(0.48)	$—

Net income (loss)	$(0.58)	$0.03

Diluted earnings per share:
Income (loss) from continuing operations	$(0.10)	$0.03

Loss from discontinued operation, net of tax benefit	$(0.48)	$—

Net income (loss)	$(0.58)	$0.03

          For the three months ended March 31, 2003, options to purchase 1,120,074 shares of common stock and 300,000 stock warrants were excluded in the computation of diluted net income per share, as the effect would be anti-dilutive. For the three months ended March 31, 2002, options to purchase 1,475,122 shares of common stock and 300,000 stock warrants were excluded in the computation of diluted net income per share, as the effect would be anti-dilutive.

          SFAS No. 123, as amended by SFAS No. 148, requires pro forma information regarding net income and net income per share to be disclosed for new options granted after fiscal year 1996. The fair value of these options was determined at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,

	2002	2003

Expected dividend yield	0.0%	0.0%
Calculated annual volatility	.701	.741
Risk free interest rate	5.08%	3.92%
Expected life of the option	10.00	10.00

          The estimated fair value of the options is amortized to expense over the options’ vesting period for pro forma disclosures. The per share “pro forma” for the effects of SFAS No. 123, as amended by SFAS 148, is not indicative of the effects on reported net income/loss for future years. The Company’s “reported” and “pro forma” information for the three-month periods ended March 31, 2002 and March 31, 2003 are as follows:

	Three Months Ended March 31,

	2002	2003

Net income (loss), as reported	$(7,109,588)	$450,779
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	24,342	63,238

Pro forma net income (loss)	$(7,133,930)	$387,541

Basic earnings per share:
Net income (loss) as reported	$(0.58)	$0.03

Net income (loss) pro forma	$(0.58)	$0.02

Diluted earnings per share:
Net income (loss) as reported	$(0.58)	$0.03

Net income (loss) pro forma	$(0.58)	$0.02

5)	COMPREHENSIVE LOSS

          The components of comprehensive income (loss) for the three months ended March 31, 2002 and 2003 are as follows:

	Three Months Ended March 31

	2002	2003

Net income (loss)	$(7,109,588)	$450,779
Foreign currency translation adjustment	134,146	597,972
Unrealized gain on marketable security available-for-sale	—	2,890

Comprehensive loss	$(6,975,442)	$1,051,641

6)	BUSINESS SEGMENT INFORMATION

          The Company classifies its business into two operating segments: the United States Operations (“U.S. Operations”) division and the International Operations division. Due to the Quantum spin-off on July 23, 2002, IMPCO has reported the results of Quantum as a loss from discontinued operation on the condensed consolidated statements of operations.  The U.S. Operations division sells products, including parts and conversion systems, for applications in the transportation, material handling, stationary and portable power generator, and general industrial markets. The International Operations in Australia, Europe, Japan, China, India, China and Mexico provide distribution for the Company’s products, predominantly from the U.S. Operations division and some product assembly.

          The Company recognizes revenue for product sales when title is transferred, ordinarily when products are shipped, and when collectibility is reasonably assured. Corporate expenses represent a sub-category of selling, general and administrative expense. Corporate expenses consist of general and administrative expense incurred at the corporate level and, prior to May 1, 2002, included the amortization of goodwill and other intangible assets. Intersegment eliminations are primarily the result of intercompany sales from the U.S. Operations division to International Operations. End markets for the Company’s products include the transportation and industrial markets, which includes the material handling and power generation industries.

          The Company expenses all research and development when incurred. Research and development expense includes both contract-funded research and development and Company sponsored research and development.

          Net revenue and operating income for the Company’s business segments for the three months ended March 31, 2002 and 2003 are as follows:

	Revenues Three Months Ended March 31,

(in thousands)	2002	2003

U.S. Operations	$11,217	$14,202
International Operations	7,383	9,664
Intersegment Elimination	(3,153)	(4,294)

Total	$15,447	$19,572

	Operating Income (Loss) Three Months Ended March 31,

(in thousands)	2002	2003

U.S. Operations	$(100)	$2,168
International Operations	(193)	562
Corporate Expenses (1)	(1,684)	(1,532)
Intersegment Elimination	(38)	(57)

Total	$(2,015)	$1,141

(1)  Represents corporate expenses not allocated to any of the operating segments.

7)	INCOME TAXES

          Income taxes for the three months ended March 31, 2003 were computed using the effective tax rate estimated to be applicable for the full fiscal year without giving effect to any changes with respect to the valuation allowance on deferred income taxes. The effective tax rate and amount of the valuation allowance are subject to ongoing review and evaluation by management.

          Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. The Company believes, based on its history of prior operating earnings, its completed spin-off of Quantum and its expectations of future earnings, that operating income of the Company will more likely than not be sufficient to recognize fully these net deferred tax assets. In December 2002, the Company recognized a $24.0 million valuation allowance based on the weight of available evidence that a portion of these deferred tax assets would not be realized within the next three years, notwithstanding that some of these assets may have longer lives under applicable tax laws.  At December 31, 2002 and March 31, 2003 the total amounts recognized as net deferred tax assets on the consolidated balance sheets were $9.4 million and $9.3 million, respectively, which were net of valuation allowances of $24.0 million for both periods.

8)	BUSINESS ACQUISITION OPTION

          On October 3, 2002, the Company entered into an option agreement with the equity holders of B.R.C. Societá a Responsabilita Limitata (“BRC”) under which the Company was granted an option to acquire a 50% ownership interest in M.T.M. S.r.l. of Italy (“MTM”). The price to acquire this option included a $1.5 million payment and the issuance of approximately 2.3 million shares of our common stock (which the parties acknowledged and agreed were valued at $10.0 million). BRC is the parent company of MTM, a supplier for alternative fuel products and systems used in automobiles throughout Europe and in Africa and Central and South America. To exercise the option, the Company initially was required to give BRC a written notice between January 1 and January 15, 2003, and to pay the BRC equity holders an additional US$4,050,000 plus €1,250,000 in cash not later than January 31, 2003. The BRC equity holders and the Company subsequently extended the notice date to February 17, 2003 and the exercise date to May 8, 2003. The Company gave the required notice on February 13, 2003. As of December 31, 2002, the total consideration provided to BRC in the form of common stock and cash was approximately $12.3 million. During the three months ended March 31, 2003 cash payments to BRC totaled $1.5 million and the remainder of the cash payment was made on April 18, 2003. A deferred payment of $7.0 million is due in September 2003. On May 8, 2003 the 50% purchase of MTM became effective. The costs incurred in connection with the MTM acquisition are included in business acquisition costs in the consolidated balance sheets as of December 31, 2002 and March 31, 2003. If the Company is unable to obtain the necessary funds to pay the required $7.0 million to BRC, the selling shareholders have the right to purchase the 50% ownership in MTM from IMPCO for $10.0 million consisting of cash of $4.3 million and a number of lock-up IMPCO shares valued at $5.7 million.

9)	STOCKHOLDERS’ EQUITY

          In connection with the Quantum spin-off, all stock options outstanding on the spin-off date were split into one option of IMPCO stock and one option of Quantum stock.  The exercise price of both the IMPCO and Quantum stock options was adjusted based on the relative market values of the common stock of both companies on the first trading day following the spin-off. Options exercised prior to the Quantum spin-off were made at the exercise price prior to such adjustment.  All vesting schedules remained the same and the option holders will not be required to exercise their options concurrently.

          In February 2003, the Board of Directors adopted the 2003 Stock Incentive Plan (“plan”), subject to the approval and adoption of the plan by the stockholders at the Annual Meeting of Stockholders to be held on June 12, 2003. The plan provides for the issuance of stock options initially covering up to 800,000 shares of the common stock of the Company.

          On January 11, 2002, the Company completed a private placement of 2,000,000 shares of common stock at a price of $11.25 per share for $22.5 million. The Company also issued to the investors warrants to purchase an aggregate of 200,000 shares of common stock at an exercise price of $13.25 per share. Each purchaser was issued a warrant to purchase one-tenth of a share of common stock for each share of common stock purchased under the agreement. In addition, the Company issued warrants to purchase an aggregate of 100,000 shares of common stock to the placement agent in connection with the transaction. The total of 300,000 warrants were outstanding at March 31, 2003 and the warrants are exercisable at any time until January 11, 2006.

          On March 28, 2003, the Company granted 200,000 warrants to purchase common stock at a price of $2.51 in connection with an $8.0 million loan commitment from a director expiring May 31, 2003 (if exercised interest payable monthly at 12% with a maturity of January 31, 2004). The warrants expire in four years. If the commitment is exercised, the Company will grant 600,000 warrants on similar terms.

          On April 14, 2003, the Company issued warrants, fully vesting, to lenders to acquire 120,000 shares of IMPCO common stock at a price 120% over the market price of $2.05 in connection with bridge loans totaling $1.2 million made to the Company. The loans are due and payable on October 14, 2003.

10)	WARRANTY

          Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience. Changes in the Company’s product warranty liability during the three months ended March 31, 2002 and 2003 are as follows:

	Balance at Beginning of Period	New Warranties Issued	Warranties Settled	Balance at End of Period

Warranty reserve for the period ended:
March 31, 2002	$202,889	$3,000	$(16,506)	$189,383
March 31, 2003	$452,031	$23,275	$(55,749)	$419,557

11)	GOODWILL

          In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, amortization of goodwill is no longer permitted. No such amortization expense for goodwill was recognized following the adoption of SFAS No. 142 on May 1, 2002. The following data shows the effect on net income (loss) and net income (loss) per share of common stock if the provisions of SFAS No. 142 had been in effect for the three months ended March 31, 2002.

	Three Months Ended March 31,

	2002	2003

Net income (loss), as reported	$(7,109,588)	$450,779
Add: Amortization of goodwill expense recorded during fiscal years prior to adoption of SFAS No. 142, net of related tax effects	110,785	—

Pro forma net income (loss)	$(6,998,803)	$450,779

Basic earnings per share:
Net income (loss) as reported	$(0.58)	$0.03
Goodwill amortization	0.01	—
Net income (loss) pro forma	$(0.57)	$0.03
Diluted earnings per share:
Net income (loss) as reported	$(0.58)	$0.03
Goodwill amortization	0.01	—
Net income (loss) pro forma	$(0.57)	$0.03

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

          This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations that follows, may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and assumptions. We use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, the following: we may be unable to raise additional capital necessary to fund our operations and capitalize on market opportunities; our business depends on the growth of the alternative fuel market, particularly in international markets; we may not be able to meet the terms and conditions of the Bank of America financing arrangements which expires in May 2003; our recent spin-off of Quantum Fuel Systems Technologies Worldwide, Inc. (“Quantum”) is subject to tax risks for us and our stockholders, including restrictions on our issuance of equity securities in order to maintain the tax-free status of the spin-off; we face significant competition, which could decrease our revenue and market share; we face risks of operating internationally, including potential foreign currency exposure, difficulty and expense of complying with foreign laws and regulations and political instability; new technologies could render our products obsolete; we may be unable to adequately protect our intellectual property rights; we depend on third-party suppliers to supply materials and components for our products; we may be subject to increased warranty claims due to lengthened warranty periods being offered by our OEM customers; the market for our products could be adversely affected by changes in environmental and other policies and regulations; we may be subject to litigation if our stock price is volatile; and changes in general economic conditions could materially affect our results of operations. This list of factors is not intended to be exhaustive. Reference should also be made to the factors set forth from time to time in our The Securities Exchange Commission (The “SEC”) reports, including but not limited to, those set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2002. You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of this Quarterly Report on Form 10-Q.

OVERVIEW

          We design, manufacture and supply components and advanced systems that include fuel metering, electronic control and fuel storage products that enable internal combustion engines to run on clean burning alternative fuels such as propane and natural gas instead of gasoline. Based on over 44 years of technology development and expertise in producing cost-effective, safe and durable fuel technology systems for engines, we believe we are positioned to provide enabling products and technologies in the rapidly expanding alternative fuel industry.

          Prior to the Quantum spin-off, we classified our business operations into three reporting segments: the Quantum division, the Gaseous Fuel Products division and International Operations. Due to the Quantum spin-off on July 23, 2002, this division is now classified as a discontinued operation, and we have renamed the Gaseous Fuel Products division as the United States Operations division (“U.S. Operations”). The U.S. Operations division sells products, including parts and conversion systems, for applications in the transportation, material handling, stationary and portable power generator and general industrial markets. Our International Operations in Australia, Europe, India, Japan, China and Mexico provide distribution for our products, predominantly from our U.S. Operations division and some product assembly on engines.

          We recognize revenue for product sales when title is transferred, ordinarily when products are shipped, and when collectibility is reasonably assured. Corporate expenses represent a sub-category of selling, general and administrative expense. Corporate expenses consist of general and administrative expense incurred at the corporate level and, prior to May 1, 2002, included the amortization of goodwill and other intangible assets. The amortization of goodwill included in corporate expenses for the three months ended March 31, 2002 was approximately $0.2 million as compared to $0.0 million for the three months ended March 31, 2003. Intersegment eliminations are primarily the result of intercompany sales from the U.S. Operations division to International Operations. End markets for our products include the transportation and industrial markets, which include the material handling and power generation industries.

RECENT DEVELOPMENTS

          Quantum Spin-off.    On July 23, 2002, we completed the Quantum spin-off by distributing one share of Quantum common stock for every share of IMPCO common stock held on the July 5, 2002 record date. As a result of the Quantum spin-off, we have reported the results of Quantum as a discontinued operation.  We expect the spin-

off of Quantum to have a favorable effect on our results of operations and cash flows from operations. Readers should note that comprehensive financial data that include periods before the Quantum spin-off may not present a meaningful comparison with subsequent periods because of the effect of the discontinued operation.

          Fiscal Year. On November 29, 2002, our board of directors approved a change in our fiscal year end from April 30 to December 31. We prepared a Transitional Report on Form 10-K covering the period May 1, 2002 to December 31, 2002. For purposes of comparability of financial reporting during 2003, we presented our financial results for the three-month period ended March 31, 2002 to correspond to the new fiscal year.

          Business Acquisition. On October 3, 2002, we entered into an option agreement with the equity holders of B.R.C. Societá a Responsabilita Limitata (“BRC”) under which we received an option to acquire a 50% ownership interest in M.T.M S.r.l. of Italy (“MTM”). The price to acquire this option included a $1.5 million payment and the issuance of approximately 2.3 million shares of our common stock (which the parties acknowledged and agreed were valued at $10.0 million). BRC is the parent company of MTM, a supplier for alternative fuel products and systems used in automobiles throughout Europe and in Africa and Central and South America. To exercise the option, we initially were required to give BRC a written notice between January 1 and January 15, 2003, and to pay the BRC equity holders an additional US$4,050,000 plus €1,250,000 in cash not later than January 31, 2003. We and the BRC equity holders subsequently extended the notice date to February 17, 2003 and the exercise date to May 8, 2003. We gave notice on February 13, 2003. As of December 31, 2002, the total consideration provided to BRC in the form of common stock and cash was approximately $12.3 million. During the three months ended March 31, 2003 cash payments to BRC totaled $1.5 million and the remainder of the cash payment was made on April 18, 2003. A deferred payment of $7.0 million is due in September 2003. On May 8, 2003 the 50% purchase of MTM became effective. During April, we raised the necessary funds to make the cash payments to BRC from internal working capital sources and bridge loans totaling $1.2 million, all having maturities that expire on October 14, 2003. In addition, the lenders were issued warrants to acquire 120,000 shares of our common stock, fully vesting, at a price 120% over the market price of  $2.05. If we are unable to obtain the necessary funds to pay the required $7.0 million to BRC, the selling shareholders would have the right to purchase the 50% ownership in MTM from IMPCO for $10.0 million consisting of cash of $4.3 million and a number of lock-up IMPCO shares valued at $5.7 million.

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

          We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

          We recognize revenue for product sales when title is transferred, ordinarily when products are shipped, and when collectibility is reasonably assured.  The costs of shipping and handling, when incurred, are recognized in the cost of goods sold.   We expense all research and development when incurred.

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

         We recorded a net deferred tax asset and a $24.0 million valuation allowance for that portion of the asset that we believe is not likely to be realized within the next three years, notwithstanding that some of those assets may have longer lives under applicable tax laws. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. We believe, based on our history of prior operating earnings, its spin-off of the Quantum division and its expectations of future earnings, that operating income will more likely than not be sufficient to realize the future benefits of the amount classified as net deferred tax asset. Future adverse changes in market conditions, poor operating results or a decline in our projections about future profitability may affect our assessment of the adequacy of the reserve and consequently, the net carrying value of net deferred tax assets. In the event that we determine that it is more likely than not that we would be unable to realize an additional portion of the net deferred tax asset, an additional adjustment to the deferred tax asset valuation allowance would be charged to income in the period such determination was made.

       We recognize the financial results for discontinued operations, net of tax, in the Company’s condensed consolidated statements of operations as discontinued operation. Cash flows related to discontinued operations are segregated from continuing operations in the statement of cash flows.

RESULTS OF OPERATIONS

          Net revenue and operating income for our business for the three months ended March 31, 2002 and 2003 are as follows:

	Revenues Three Months Ended March 31,

(in thousands)	2002	2003

US Operations	$11,217	$14,202
International Operations	7,383	9,664
Intersegment Elimination	(3,153)	(4,294)

Total	$15,447	$19,572

	Operating Income (Loss) Three Months Ended March 31,

(in thousands)	2002	2003

U.S. Operations	$(100)	$2,168
International Operations	(193)	562
Corporate Expenses (1)	(1,684)	(1,532)
Intersegment Elimination	(38)	(57)

Total	$(2,015)	$1,141

(1)  Represents corporate expenses not allocated to any of the operating segments.

          Net revenue increased approximately $4.1 million, or 26.7%, from $15.4 million in the first quarter of 2002 to $19.6 million in the first quarter of 2003. The first quarter 2003 increase was due to a $1.7 million increase in net sales of our products to the industrial market and a $2.4 million increase in net sales of our products to the transportation market. Total revenues for the first quarter of 2003 were the highest level of revenue since the three months ended October 31, 2000, which recorded $20.4 million in revenues. The improvement in revenues as compared to the first quarter of 2002 can be partially attributed to a recovery of orders from customers classified within our industrial market. These customers had suffered from a post September 11, 2001 decline in business activity.

          Operating income increased during the first quarter by approximately $3.1 million, or 156.6%, from a $2.0 million loss in the first quarter of 2002 to a $1.1 million profit in the first quarter of 2003. The increase in operating income was, in part, due to increased revenue of  $4.1 million ($1.1 million), due partially to a favorable change in product mix ($1.4 million), and also partially due to reduced operating expenses ($0.6 million). The improvement in gross profit percentage is also attributable to higher mix of revenues favoring the industrial market, which has historically reported higher gross margins.

          US Operations Division.  For the three months ended March 31, 2003, revenue increased by approximately $3.0 million, or 26.6% as compared to the same period in the prior year. The increase in sales during the first quarter of 2003 was caused by a $1.6 million increase in revenue for the industrial market and a $1.4 million increase in revenue for the transportation market.

          Gross profit for the three months ended March 31, 2003 increased approximately $1.4 million, or 56.7% as compared to the same period in fiscal year 2002. For the three-month period, approximately $0.8 million of the increase in gross profit was due to changes in product mix and approximately $0.6 million was due to the increase in revenue.

          For the three months ended March 31, 2003, operating income increased by more than $2.3 million, or 2,276.1% as compared to the same period in the prior fiscal year. The increase for the three-month period was mainly due to the increase in gross profit of $1.4 million and $0.9 million in lower operating expenses due to management’s focus on reducing operating expenses.

          International Operations.  For the three months ended March 31, 2003, net revenue increased by approximately $2.3 million, or 30.9% compared to the same period in the prior year. For the three months ended March 31, 2003, our European subsidiary accounted for a revenue increase of $1.7 million and Mexico and Asia/Pacific Rim subsidiaries combined for $0.6 million in additional revenue as compared to the same period in 2002. The increase in sales during the three months ended March 31, 2003 was caused primarily by a $2.0 million increase in revenue for the transportation market and a $0.3 million increase in revenue for the industrial market.

          During the three months ended March 31, 2003, operating income increased by approximately $0.8 million, or 390.9%, as compared to the same period in 2002. For the three-month period, the $0.8 million increase in operating income is attributable to a $0.5 million increase in gross profit associated with the increase in revenue, a $0.6 million increase due to changes in product mix, and offset by an increase in operating expenses of approximately $0.3 million.

          Corporate Expenses.  Corporate expenses consists of general and administrative expenses at the corporate level to support our operating segments in areas such as executive management, finance, human resources, management information systems, legal services and investor relations.  As of May 1, 2002, the amortization of goodwill and other intangible assets is no longer recorded as a corporate expense due to the implementation of Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets”.  For the three months ended March 31, 2002, approximately $0.2 million of amortization of goodwill and other intangibles was charged to corporate expense. Expenses for the three months ended March 31, 2003 were approximately $0.2 million less than the first quarter of 2002 reflecting a constant level of expenditures for corporate expenses.

          Interest Expense.  Net interest expense for the three months ended March 31, 2003 was $0.2 million compared to net interest expense of less than $0.1 million for the corresponding period of 2002. Average cash balances during the first quarter of 2002 were higher than the first quarter 2003 due to the January 2002 private placement of 2,000,000 shares of common stock, which provided cash proceeds of $22.5 million.

          Provision For Income Taxes.  The estimated effective annual tax rate of 40% for fiscal year 2003 approximates the previous year’s tax rate of 40% excluding the effect of the $24.0 million valuation allowance recognized in the fourth quarter of 2002 (Note 7 to the condensed consolidated financial statements). The effective tax benefit rate represents the federal statutory income tax rate, state income taxes and foreign income taxes increased by research and development credits. For the period ended March 31, 2003, we had a federal research and development tax credit carryforward available for federal income tax purposes of approximately $4.9 million that, if not used, expires between 2010 to 2022. Federal net operating loss carryforwards of $66.5 million expire between 2020 and 2021. Additionally, we have an alternative minimum tax credit carryforward available for federal income tax purposes of approximately $0.2 million and a foreign tax credit of $0.7 million that expires in 2003 if not utilized. We also have research and development credit carryforwards for state income tax purposes of approximately $4.4 million, which do not expire for tax reporting purposes. State net operating loss carryforwards of $29.1 million expire between 2010 and 2012. In December 2002, we recognized a $24.0 million valuation allowance based on the weight of available evidence that a portion of these deferred tax assets would not be realized within the next three years, notwithstanding that some of these assets may have longer lives under applicable tax laws.  At December 31, 2002 and March 31, 2003 the total amounts recognized as net deferred tax assets on the consolidated balance sheets were $9.4 million and $9.3 million, respectively, net of valuation allowances of $24.0 million, for both periods.

          Discontinued Operation. Following the completed Quantum spin-off on July 23, 2002, the income or loss from discontinued operation during the first quarter of 2003, net of tax benefit, was $0.0 million. For the three months ended March 31, 2002, the loss from discontinued operation was approximately $5.9 million, net of tax benefit (Note 2 to the condensed consolidated financial statements).

LIQUIDITY AND CAPITAL RESOURCES.

               Our ongoing operations are funded by cash generated from operations, debt financings and sales of our equity securities. In addition, these sources of cash provide for capital expenditures and research and development, as well as to invest in and operate our existing operations and prospective new lines of business.

               As of March 31, 2003, our cash and cash equivalents totaled slightly less than $1.9 million, compared to cash and cash equivalents of approximately $2.0 million at December 31, 2002. Our revolving credit facility, which has a balance of $5.5 million at March 31, 2003, matures on May 31, 2003, and as discussed below, we will be required to pay the BRC equity holders an additional $7.0 million on or before September 30, 2003. We are exploring various alternatives for additional financing and have received written confirmation from a lender that is “highly confident that it will make the proposed investment in IMPCO” subject to completion of due diligence. If this additional debt financing is delayed, one of our directors has agreed to provide us a loan of up to $8.0 million to repay the Bank of America loan.  We also paid the BRC equity holders $1.5 million during the quarter ended March 31, 2003 and an additional $3.0 million between that date and May 15, 2003.

               Our ratio of current assets to current liabilities was 1.4:1 at March 31, 2002 and 1.5:1 at the end of our transition period at December 31, 2002. At March 31, 2003, our total working capital had declined by $0.6 million to $10.6 million from $11.2 million at December 31, 2002.

               Net cash provided by operating activities for the three-month period ended March 31, 2003 was $2.2 million, compared to $1.9 million provided by operations for the three months ended March 31, 2002. The increase in cash flow provided by operating activities resulted primarily from the net income from continuing operations of $0.5 million and additional positive cash flows generated by decreases in inventory ($0.6 million), an increase in allowance for depreciation ($0.6 million), an increase in accounts payable ($1.7 million), and an increase in accrued expenses ($1.5 million). These items were offset by increases in accounts receivable ($2.2 million) and increases in other assets ($0.7 million). For the comparable three months ended March 31, 2002, cash provided by operating activities was $2.0 million consisting of a net loss from continuing operations of $1.2 million, an increase in accounts receivable ($2.4 million) and an increase in other assets ($1.3 million) offset by an increase in the allowance for depreciation ($0.6 million), a decrease in deferred taxes ($1.7 million), a decrease in inventory ($2.3 million), and an increase in accounts payable ($2.4 million).

               Net cash used in investing activities in the three-month period ended March 31, 2003 was $1.8 million, an increase of $0.7 million from the first quarter ended March 31, 2002. This increase is due primarily to higher acquisition costs related to BRC totaling $1.5 million offset by a reduction in the purchase of capitalized equipment of $0.8 million.

               Net cash used in financing activities for the three-month period ended March 31, 2003 was $1.1 million or a decrease of $19.8 million from $18.7 million provided by financing activities in the first quarter of 2002. This decline was due primarily to the net proceeds of $20.6 million from our January 2002 private placement and higher term loan principal payments of $1.0 million, offset partially by reduced net payments under our revolving line of credit ($0.4 million), the use of restricted cash of $0.9 million to reduce debt, and reduced capital lease payments of $0.5 million.

               For the three months ended March 31, 2003, net cash used totaled $0.1 million after the effect of translation adjustments of $0.6 million. For the three months ended March 31, 2002, the net increase of cash was $16.6 million consisting of $19.6 million provided by continuing operations and $0.1 million attributed to foreign currency translation adjustments, offset by $3.1 million used in discontinued operation.

               At March 31, 2003, approximately $5.5 million was outstanding under our revolving line of credit with Bank of America. In June 2002, the credit facility with Bank of America was amended to reduce the available line of credit from $9.5 million to $8.0 million by June 30, 2002, to $7.0 million by September 30, 2002, to $6.0 million by December 31, 2002, and to $5.0 million by March 31, 2003 and also extended the maturity date of our line of credit to May 31, 2003. In addition, the amended facility provided for a $1.0 million non-revolving line of credit for future capital expenditures, of which $0.8 million was outstanding at December 31, 2002. The Bank of America facility contains covenants that require us to satisfy certain financial tests, including a funded debt to Earnings Before Interest, Taxes, Depreciation, Amortization (“EBITDA”) ratio, debt service coverage, and current ratio beginning with the fiscal quarter ending July 31, 2002. The Bank of America credit facility is secured by substantially all of our assets. While our non-revolving capital expenditure line expires on May 31, 2003, we have the option to convert it to a term loan, requiring quarterly principal reductions, which would extend the maturity date to March 31, 2005. On March 24, 2003, Bank of America amended its agreement to (1) waive the funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio and the debt service coverage ratio for the period ending January 31, 2003 (2) increase the prime rate margin on all loans to 5% (3) terminate the swap agreement and (4) defer the $1.0 million March 31, 2003 line of credit reduction to April 30, 2003.  On April 30, 2003, the agreement was further amended allowing the $1.0 million reduction required on April 30, 2003 to be reduced by $0.5 million. On May 14, 2003, Bank of America amended the facility to waive the funded debt to EBITDA and the debt service coverage ratios for the period ended April 30, 2003. As a result of obtaining the waiver from Bank of America, we are in compliance with all covenants and conditions under this credit facility at March 31, 2002. The next measurement date for covenants is May 30, 2003

               In addition, our subsidiary in the Netherlands has a Euro 2.3 million (US$2.1 million at March 31, 2002) credit facility with Fortis Bank. At March 31, 2003, there was an outstanding balance under this credit facility of US$36,000.

               Our subsidiary in Japan has a ¥64 million (US$0.5 million at March 31, 2003) short-term loan facility with the Hong Kong and Shanghai Banking Corporation Ltd., Osaka Branch. At March 31, 2003, a balance of US$0.5 million was outstanding.

               On October 3, 2002, we entered into an option agreement with the equity holders of B.R.C. Societá a Responsabilita Limitata (“BRC”) under which we were granted an option to acquire a 50% ownership interest in M.T.M. S.r.l. of Italy (“MTM”). The price to acquire this option included a $1.5 million payment and the issuance of approximately 2.3 million shares of our common stock (which the parties acknowledged and agreed were valued at $10.0 million). BRC is the parent company of MTM, a supplier for alternative fuel products and systems used in automobiles throughout Europe and in Africa and Central and South America. To exercise the option, we initially were required to give BRC a written notice between January 1 and January 15, 2003, and to pay the BRC equity holders an additional US$4,050,000 plus €1,250,000 in cash not later than January 31, 2003. We and the BRC equity holders subsequently extended the notice date to February 17, 2003 and the exercise date to May 8, 2003. We gave the required notice on February 13, 2003. As of December 31, 2002, the total consideration provided to BRC in the form of common stock and cash was approximately $12.3 million. During the three months ended March 31, 2003 cash payments to BRC totaled $1.5 million and the remainder of the cash payment was made on April 18, 2003. A deferred payment of $7.0 million is due in September 2003. On May 8, 2003 the 50% purchase of MTM became effective. The costs incurred in connection with the BRC acquisition are included in business acquisition costs in the consolidated balance sheets as of December 31, 2002 and March 31, 2003. If we are unable to obtain the necessary funds to pay the required $7.0 million to BRC, the selling shareholders would have the right to pruchase the 50% ownership in MTM from IMPCO for $10.0 million consisting of $4.3 million in cash and a number of lock-up IMPCO shares valued at $5.7 million.

               Our $5.5 million line of credit with Bank of America matures on May 31, 2003, and we do not currently have the liquidity to repay this obligation. We are exploring senior and subordinated debt arrangements that would permit us to pay off our Bank of America debt prior to its maturity. We have a lender who is highly confident that they can complete the transaction subject to completion of due diligence. One of our directors has committed to provide an $8.0 million loan to repay the Bank of America obligation if the Company is unable to find alternative sources. Until additional sources of funding become available, we will be limited in our ability to capitalize on opportunities that we believe to exist in the alternative fuel market and to invest in long-term business opportunities. We cannot assure readers that such additional sources of financing will be available on acceptable terms, if at all. If additional sources of financing are not available, we plan to implement measures to conserve cash and reduce costs, which may affect our ability to capitalize on strategic growth opportunities, complete the MTM acquisition and to pursue our research and development plans. Moreover, if we cannot refinance our senior credit facilities and pay our debts as they come due in the ordinary course of business, we may be forced to restructure our operations or to take other actions that would materially and adversely impact our business, financial conditions and results of operations.

DERIVATIVE FINANCIAL INSTRUMENTS

          We have used derivative financial instruments for the purpose of reducing our exposure to adverse fluctuations in interest and foreign exchange rates. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged. We are not a party to leveraged derivatives and do not hold or issue financial instruments for speculative purposes.

          The results and financial condition of our international operations are affected by changes in exchange rates between certain foreign currencies and the U.S. Dollar. Our exposure to fluctuations in currency exchange rates has increased as a result of the growth of our international subsidiaries. The functional currency for all of our international subsidiaries is the local currency of the subsidiary. An increase in the value of the U.S. Dollar increases costs incurred by the subsidiaries because most of our international subsidiaries’ inventory purchases are U.S. Dollar denominated. We monitor this risk and attempt to minimize the exposure through forward currency contracts and the management of cash disbursements in local currencies. At March 31, 2003, we had no currency forward contracts outstanding.

          We seek to hedge our foreign currency economic risk by minimizing our U.S. Dollar investment in foreign operations using foreign currency term loans to finance the operations of our foreign subsidiaries. The term loans are denominated in local currencies and translated to U.S. Dollars at period end exchange rates.

          We have used interest rate swap agreements with Bank of America to manage our exposure to interest rate changes and stabilize the cost of borrowed funds. When an agreement is executed, the swap is linked to a specific debt instrument. At December 31, 2002, we had approximately $4.4 million secured under a fixed interest rate agreement at a fixed interest rate of 10.6%. On March 24, 2003, the swap agreement with Bank of America was cancelled. At December 31, 2002 and March 31, 2003, the fair value of our interest rate swap agreements were approximately $0.2 million and $0.0 million, respectively, and are included as part of current maturities of long-term debt and capital leases on the consolidated balance sheets. We recognized the loss of fair value ($0.2 million) of this cash flow hedge, which had been carried as a component of accumulated other comprehensive income, as interest expense as of December 31, 2002.

RECENT ACCOUNTING PRONOUNCEMENTS

          In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of “.  SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. The Statement is effective for year-ends beginning after December 15, 2001. Under the provisions of SFAS No. 144, the operating results of Quantum are presented as a discontinued operation in the Company’s condensed consolidated financial statements for the three months ended March 31, 2002.

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

ITEM 4.  CONTROLS AND PROCEDURES

          Within 90 days prior to the date of this quarterly report on Form 10-Q, the Company carried out an evaluation under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. There were no significant changes to the Company’s internal controls or in other factors that could significantly affect such internal controls subsequent to the date that the Company carried out our evaluation.

PART II – OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

          On October 3, 2002, we entered into an option agreement with the controlling shareholders of B.R.C. Societa a Responsabilita Limitata (“BRC”) under which we were granted an option to acquire a 50% ownership interest in M.T.M. S.r.l. of Italy (“MTM”) in exchange for an $1.5 million payment and the issuance of approximately 2.3 million shares of its common stock (which the parties acknowledged and agreed were valued at $10.0 million) to such controlling shareholders. BRC is the parent company of MTM, a major global supplier for alternative fuel products and systems used in automobiles. We exercised our option and made a $1.5 million payment, which will be credited towards the aggregate total purchase price of approximately $23.8 million payment. On November 29, 2002, we issued an aggregate of 2.3 million shares of its common stock to such controlling shareholders pursuant to the terms of the option agreement. We completed the transaction on May 8, 2003. A deferred payment of $7.0 million is due in September 2003. These shares were issued in a private placement transaction in reliance on Regulation S promulgated under the Securities Act. If we are unable to obtain the necessary funds to pay the required $7.0 million to BRC, the selling shareholders would have the right to purchase the 50% ownership in MTM from IMPCO for $10.0 million consisting of $4.3 million in cash and a number of lock-up IMPCO shares valued at at $5.7 million.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

               (a)          Exhibits:

                              See attached Exhibit Index

               (b)          Reports on Form 8-K:

                              None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

IMPCO TECHNOLOGIES, INC.

Date: May 15, 2003	By:	/s/ TIMOTHY S. STONE

Timothy S. Stone Acting Chief Financial Officer and Treasurer [Authorized Signatory]

CERTIFICATION

I, Robert M. Stemmler, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of IMPCO Technologies, Inc. (“IMPCO”);

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

Date: May 15, 2003

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

Date: May 15, 2003

/s/ TIMOTHY S. STONE

Timothy S. Stone Acting Chief Financial Officer and Treasurer

Exhibit No.	Description

10.68	Amendment No. 3 to Second Amended and Restated Business Loan Agreement, dated as of April 30, 2003, among Bank of America, N.A., and the registrant. (1)

10.69	Amendment No. 4 to Second Amended and Restated Business Loan Agreement, dated as of May 14, 2003, among Bank of America, N.A. and the registrant. (1)

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350 (Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002). (1)

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350 (Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002). (1)

(1)	Filed herewith