Form 10-Q
period 2003-06-30
IMPCO TECHNOLOGIES INC
filed 2003-08-14
CIK 790708

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003,

or

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

Number of shares outstanding of each of the issuer’s classes of common stock, as of July 28, 2003:

          16,436,886 shares of Common Stock, $.001 par value per share.

IMPCO TECHNOLOGIES, INC.
INDEX

PART I–FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

IMPCO TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2002 and June 30, 2003

	December 31, 2002	June 30, 2003

		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,995,705	$2,988,647
Restricted cash	1,604,551	637,291
Accounts receivable, net	11,640,872	13,039,388
Inventories:
Raw materials and parts	8,615,852	8,557,301
Work-in-process	—	425,228
Finished goods	8,704,748	8,732,780

Total inventories	17,320,600	17,715,309
Deferred tax assets	1,032,072	1,619,765
Other current assets	1,649,225	3,095,496

Total current assets	35,243,025	39,095,896
Equipment and leasehold improvements:
Dies, molds and patterns	6,342,952	6,363,963
Machinery and equipment	6,317,372	6,943,572
Office furnishings and equipment	8,462,340	8,619,225
Automobiles and trucks	405,765	399,049
Leasehold improvements	3,400,728	3,470,022

	24,929,157	25,795,831
Less accumulated depreciation and amortization	16,359,200	17,393,290

Net equipment and leasehold improvements	8,569,957	8,402,541
Net goodwill and intangibles	8,921,254	9,715,982
Deferred tax assets, net	8,404,703	8,053,542
Investment in affiliates (note 8)	12,777,064	24,589,597
Other assets	2,061,630	2,485,231

Total Assets	$75,977,633	$92,342,789

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,165,637	$8,419,038
Accrued payroll obligations	2,387,136	2,494,113
Other accrued expenses	2,293,616	4,051,909
Notes payable	—	3,050,000
Current revolving line of credit	5,860,000	5,500,000
Current maturities of long-term debt	8,330,568	1,043,412

Total current liabilities	24,036,957	24,558,472
Term loans	—	5,609,821
Amount due for acquisition of affiliate (note 8)	—	7,000,000
Capital leases and other liabilities	101,199	269,853
Minority interest	2,217,090	2,509,542
Stockholders’ equity:
Preferred stock, $.001 par value, authorized 500,000 shares; none issued and outstanding at December 31, 2002 and June 30, 2003	—	—
Common stock, $.001 par value, authorized 100,000,000 shares; 16,436,886 issued and outstanding at June 30, 2003 (16,433,282 at December 31, 2002)	16,451	16,451
Additional paid-in capital	120,623,910	121,401,202
Shares held in trust	(172,525)	(158,297)
Accumulated deficit	(68,064,964)	(67,795,573)
Accumulated other comprehensive loss	(2,780,485)	(1,068,682)

Total shareholders’ equity	49,622,387	52,395,101

Total liabilities and shareholders’ equity	$75,977,633	$92,342,789

See accompanying notes to condensed consolidated financial statements

IMPCO TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Three and Six Months ended June 30, 2002 and 2003

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

Revenue	$19,374,859	$18,340,160	$34,822,265	$37,912,256
Costs and expenses:
Cost of revenue	12,875,767	12,370,520	24,295,597	25,383,655
Research and development expense	1,112,557	795,834	2,497,161	1,781,835
Selling, general and administrative expense	5,036,949	4,121,471	9,694,740	8,553,740

Total costs and expenses	19,025,273	17,287,825	36,487,498	35,719,230
Operating income (loss)	349,586	1,052,335	(1,665,233)	2,193,026

Interest expense, net	168,267	1,025,500	232,687	1,256,620

Income (loss) from continuing operations before income taxes	181,319	26,835	(1,897,920)	936,406
Income tax (benefit) expense	74,373	10,735	(756,631)	374,563

Income (loss) from continuing operations before minority interests	106,946	16,100	(1,141,289)	561,843
Minority interest in income (loss) of consolidated subsidiaries	(14,982)	197,488	(36,202)	292,452

Income (loss) from continuing operations	121,928	(181,388)	(1,105,087)	269,391
Loss from discontinued operation (Note 2)	(2,873,618)	—	(8,756,191)	—

Net income (loss)	$(2,751,690)	$(181,388)	$(9,861,278)	$269,391

Net income (loss) per share:
Basic:
Income (loss) from continuing operations	$0.01	$(0.01)	$(0.09)	$0.02

Loss from discontinued operation	$(0.21)	$—	$(0.68)	$—

Net income (loss)	$(0.20)	$(0.01)	$(0.76)	$0.02

Diluted:
Income (loss) from continuing operations	$0.01	$(0.01)	$(0.09)	$0.02

Loss from discontinued operation	$(0.21)	$—	$(0.68)	$—

Net income (loss)	$(0.20)	$(0.01)	$(0.76)	$0.02

Number of shares used in per share calculation:
Basic	13,506,994	16,436,886	12,936,957	16,435,539

Diluted	14,002,146	16,436,886	12,936,957	16,564,232

See accompanying notes to condensed consolidated financial statements.

IMPCO TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30, 2002 and 2003

	Six Months Ended June 30,

	2002	2003

Net cash provided (used) by operating activities from continuing operations	$(3,326,938)	$3,726,277
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(2,152,847)	(1,060,134)
Business acquisition cost	—	(4,756,533)
Purchase of intangible assets	(8,529)	—
Proceeds from sale of equipment	4,450	3,450

Net cash used in investing activities	(2,156,926)	(5,813,217)
Cash flows from financing activities:
Decrease in borrowings under revolving line of credit	(6,632,000)	(360,000)
Payments on term loans	(1,585,648)	(1,320,505)
Proceeds from bridge loans	—	3,050,000
Payments of capital lease obligation	(669,464)	(188,176)
(Acquire) dispose common shares held in trust	(28,973)	14,228
Decrease (increase) in restricted cash	(634,377)	967,260
Proceeds from issuance of common stock	40,559,097	—

Net cash provided by financing activities	31,008,635	2,162,807
Net cash provided by continuing operations	25,524,771	75,867
Net cash used in discontinued operation	(6,300,944)	—
Translation adjustment	913,217	917,075

Net increase in cash and cash equivalents	20,137,044	992,942
Cash and cash equivalents at beginning of period	1,143,457	1,995,705

Cash and cash equivalents at end of period	$21,280,501	$2,988,647

See accompanying notes to condensed consolidated financial statements.

IMPCO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

1)       BASIS OF PRESENTATION

               The accompanying condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and the results of operations, contained in the Company’s Annual Report on Form 10-K for the transition period ended December 31, 2002.  The consolidated financial statements of IMPCO Technologies, Inc. (“IMPCO” or the “Company”) as of June 30, 2003 include the accounts of the Company and its majority-owned subsidiaries IMPCO-BERU Technologies B.V. (“IMPCO BV”) and Grupo I.M.P.C.O. Mexicano, S. de R.L. de C.V. (“IMPCO Mexicano”), its wholly-owned subsidiaries IMPCO Technologies, Pty. Limited (“IMPCO Pty”) and IMPCO Tech Japan K.K. (“IMPCO Japan”), and its joint ventures Minda IMPCO Technologies Limited and CNGC-IMPCO Technologies, LLC (“CNGC”). The Company has a 40% interest in a joint venture, Minda IMPCO Limited, and uses the equity method for reporting the results of this entity. The Company has purchased 50% of B.R.C. Societá a Responsabilita Limitata (“BRC”). The Company will use the equity method to recognize the assets and liabilities of BRC in the Company’s consolidated results.  The results of operations for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the twelve months ended December 31, 2003, or for any future period.

          The condensed balance sheet at December 31, 2002 has been derived from the audited financial statements at that date. In addition, the unaudited condensed statements of operations and the statements of cash flows for the six months ended June 30, 2002 present the operating results of the Company’s former Quantum division as a discontinued operation. On July 22, 2002, the Company completed the distribution and spin-off of its Quantum division by distributing one share of Quantum Fuel Systems Technologies, Inc. stock for every share of IMPCO common stock held on the July 5, 2002 record date. As a result of this spin-off, the Company no longer holds any interest in Quantum.

RECENT ACCOUNTING STANDARDS

               In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, (“FIN 46”). FIN 46 introduces a new consolidation model, the variable interests model, which determines control (and consolidation) based on potential variability in gains and losses of the entity being evaluated for consolidation. The requirements for FIN 46, including its disclosures, apply immediately.

               FIN 46 provides guidance for determining whether an entity qualifies as a variable interest entity (“VIE”) by considering, among other considerations, whether the entity lacks sufficient equity or its equity holders lack adequate decision-making ability. If the entity does not qualify as a VIE, then the consolidation criteria is based on previously established accounting standards. Qualifying VIEs are covered by FIN 46 and are individually evaluated for consolidation based on their variable interests. FIN 46 requires consideration and estimates of a significant number of possible future outcomes of the VIE as well as the probability of each outcome occurring. Based on the allocation of possible outcomes, a calculation is performed to determine which party, if any, has a majority of potential negative outcomes (expected losses) or a majority of the potential positive outcomes (expected residual returns), with an emphasis on negative outcomes. That party, if any, is the primary beneficiary and is required to consolidate the VIE. The Company has evaluated the potential effect of FIN 46 as of June 30, 2003 and does not expect that there will be any material effect on its consolidated financial statements at July 1, 2003.

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

          The Company adopted SFAS No. 144 effective as of May 1, 2002. Under the provisions of SFAS No. 144, the results of operations of Quantum are presented as a discontinued operation in the Company’s condensed consolidated statements of operations. Losses from the discontinued operation, net of a tax benefit, were approximately $2.9 million and $8.8 million for the three and six months ended June 30, 2002, respectively, and include net revenue of approximately $6.3 million and $12.4 million for the three and six months ended June 30, 2002, respectively.

          Unaudited operating results of the discontinued operation for the three and six months ended June 30, 2002 are as follows:

	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002

Revenue	$6,321,512	$12,445,150
Costs and expenses:
Cost of product sales	7,120,819	15,260,633
Research and development expense	1,914,174	4,666,352
Selling, general and administrative expense	1,864,061	6,496,539

Total costs and expenses	10,899,054	26,423,524
Operating loss	(4,577,542)	(13,978,374)
Interest expense	211,822	615,278

Loss before income taxes	(4,789,364)	(14,593,652)
Income tax benefit	(1,915,746)	(5,837,461)

Loss from discontinued operation	$(2,873,618)	$(8,756,191)

3)    DEBT PAYABLE

The Company’s debt payable is summarized as follows:

	December 31, 2002	June 30, 2003

(a) Bank of America NT&SA
Revolving line of credit	$5,860,000	$5,500,000
Term loan	4,447,000	3,812,000
Capital lease and capital expenditure lines of credit facilities	2,327,000	1,981,000
(b) Credit facility—Fortis Bank (formerly Mees Pierson)	715,000	—
(c) The Hong Kong and Shanghai Banking Corporation Ltd.
Line of credit	540,000	535,000
Other capital leases	222,000	186,000
Derivative instruments	181,000	—
(d) Notes payable		3,050,000
(e) Other loans	—	410,000

	14,292,000	15,474,000
Less: current portion	14,191,000	9,593,000

Non-current portion	$101,000	$5,881,000

(a)  Bank of America NT&SA

Loan covenants and collateral.    The Bank of America credit facility contains certain restrictions, as well as limitations on other indebtedness, and is secured by substantially all of the Company’s assets.  In June 2003, the credit facility with Bank of America was amended to extend the maturity date of the Company’s line of credit to July 15, 2003 and to accelerate the maturity date of all other Bank of America facilities to July 15, 2003. The amendment also waived the earnings before interest, tax, depreciation, and amortization and the debt service coverage service ratio.  On July 21, 2003 the Company completed the refinancing of the Bank of America debt and secured additional financing to complete the 50% acquisition of BRC.  All of the amounts outstanding under the Bank of America agreements including accrued interest were settled in full.

Revolving line of credit.    The $5.5 million revolving line of credit bears interest, payable monthly, at a rate equal to the Bank’s prime rate plus 8%, or 12.25%. At June 30, 2003, the outstanding line of credit balance was $5,500,000.

Term loan.     In accordance with the amended bank agreement dated June 24, 2003, the term loan bears interest, payable on a monthly basis, at a rate equal to the Bank’s prime rate plus 8%, or 12.25%.  As of June 30, 2003, the term loan had a balance of $3,812,000.

Capital leases and capital expenditure lines of credit facilities.    The Company has two non-revolving capital expenditure line of credit facilities and two capital leases with Bank of America. The interest rate for each of the capital expenditure lines of credit is prime plus 8%, or 12.25%. At June 30, 2003, the first line of credit had a balance of approximately $1,016,000.  The second line of credit had a balance of $783,000.

The Company’s capital lease obligations as of June 30, 2003 with Bank of America are approximately $7,000 and $176,000 and bear interest rates of 3.3% and 3.1%, respectively. These obligations are classified on the balance sheet as of June 30, 2003 as part of current maturities of long-term debt and capital leases.

(b)  Credit facility—Fortis Bank

IMPCO BV has secured a EUR 2,300,000 (US$2,100,000) revocable credit facility with Fortis Bank in the Netherlands. The interest rate is determined on a weekly basis using a weighted average of several money market indices. IMPCO BV’s borrowings under this facility may not exceed the combined total of 70% of the book value of its eligible accounts receivable and 50% of the book value of its inventory (or the current market value when lower) with a maximum of EUR 1,000,000. At June 30, 2003, the interest rate was 4.0% with no outstanding balance.

(c)  The Hong Kong and Shanghai Banking Corporation Ltd.

Line of Credit.    In April 2002, IMPCO Japan secured a ¥64,000,000 (US$535,000) line of credit facility with the Hong Kong and Shanghai Banking Corporation Ltd., Osaka Branch. This line of credit was renewed in March 2003 with a fixed interest rate of 1.685% for a period of 12 months and matures in April 2004. The line of credit is cash secured with cash from a restricted account with National Australian Bank Limited, which issued a stand-by letter of credit to HSBC as collateral for the line of credit. At June 30, 2003, the outstanding loan balance was ¥64,000,000 (US$535,000) bearing an interest rate of 1.685%.

(d) Notes payable

In the months of April and May of 2003 the Company entered into agreements with investors to provide $3,050,000 in bridge loans, of which $1,400,000 was from an entity related to one of the Company’s directors.  The bridge loans bear interest at a rate of 12% and mature in October 2003.  In conjunction with the bridge loan agreements the Company issued warrants to the investors to purchase 305,000 shares of the Company’s common stock at $2.46, or 120% of market price.

(e) Other finance loans

In February and May of 2003, the Company financed certain insurance policies through a third party lender.  As of June 30, 2003 the balance of these loans was approximately $410,000, which mature in March 2004 and bear interest at 5.62%.

At June 30, 2003, the Company’s weighted average interest rate was 11.5%.

4)       EARNINGS PER SHARE

          The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

Numerator:
Income (loss) from continuing operations	$121,928	$(181,388)	$(1,105,087)	$269,391
Loss from discontinued operation, net of tax benefit	(2,873,618)	—	(8,756,191)	—

Net income (loss)	$(2,751,690)	$(181,388)	$(9,861,278)	$269,391

Denominator:
Denominator for basic earnings per share—weighted average shares	13,506,994	16,436,886	12,936,957	16,435,539
Effect of dilutive securities:
Employee stock options	406,120	—	—	52,631
Warrants	72,894	—	—	60,129
Shares held in trust	16,138	—	—	15,933

Dilutive potential common shares	495,152	—	—	128,693
Denominator for diluted earnings per share adjusted weighted-average shares and assumed conversions	14,002,146	16,436,886	12,936,957	16,564,232

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.01	$(0.01)	$(0.09)	$0.02

Loss from discontinued operation, net of tax benefit	$(0.21)	$—	$(0.68)	$—

Net income (loss)	$(0.20)	$(0.01)	$(0.76)	$0.02

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.01	$(0.01)	$(0.09)	$0.02

Loss from discontinued operation, net of tax benefit	$(0.21)	$—	$(0.68)	$—

Net income (loss)	$(0.20)	$(0.01)	$(0.76)	$0.02

               For the three and six months ended June 30, 2003, options to purchase 2,458,985 and 2,406,354 shares of common stock, respectively, and 805,000 and 744,871warrants to acquire common stock, respectively, were excluded from the computation of diluted net income per share, as the effect would be anti-dilutive. For the corresponding periods ended June 30, 2002, options to purchase 910,848 and 1,316,968 shares of common stock, respectively, and 227,106 and 300,000 warrants to acquire shares of common stock, respectively, were excluded from the computation of diluted net income per share, as the effect would be anti-dilutive.

               SFAS No. 123, as amended by SFAS No. 148, requires pro forma information regarding net income and net income per share to be disclosed for new options granted after fiscal year 1996. The fair value of these options was determined at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Calculated annual volatility	70.1%	89.3%	70.1%	81.7%
Risk free interest rate	5.1%	2.9%	5.1%	3.4%
Expected life of the option (years)	10.0	10.0	10.0	10.0

               The estimated fair value of the options is amortized to expense over the options’ vesting period for pro forma disclosures. The per share “pro forma” for the effects of SFAS No. 123, as amended by SFAS 148, is not indicative of the effects on reported net income/loss for future years. The Company’s “reported” and “pro forma” information for the three and six-month periods ended June 30, 2002 and June 30, 2003 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

Income (loss) as reported	$(2,751,690)	$(181,388)	$(9,861,278)	$269,391
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related taxes	199,172	209,633	398,343	419,267

Proforma net income (loss)	$(2,950,862)	$(391,021)	$(10,259,621)	$(149,876)

Basic earnings per share:
Net income (loss) as reported	$(0.20)	$(0.01)	$(0.76)	$0.02

Proforma income (loss)	$(0.22)	$(0.02)	$(0.79)	$(0.01)

Diluted earnings per share:
Net income (loss) as reported	$(0.20)	$(0.01)	$(0.76)	$0.02

Proforma income (loss)	$(0.21)	$(0.02)	$(0.79)	$(0.01)

5)       COMPREHENSIVE INCOME (LOSS)

          The components of comprehensive income (loss) for the three and six months ended June 30, 2002 and 2003 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

Net income (loss)	$(2,751,690)	$(181,388)	$(9,861,278)	$269,391
Foreign currency translation adjustment	896,073	1,112,951	1,030,218	1,710,923
Unrealized loss on derivative instrument	(117,001)	—	(117,001)	—
Unrealized gain (loss) on marketable security available-for-sale	—	(2,010)	—	880

Comprehensive income (loss)	$(1,972,618)	$929,553	$(8,948,061)	$1,981,194

6)       BUSINESS SEGMENT INFORMATION

          The Company classifies its business into two operating segments: United States Operations (“U.S. Operations”) and International Operations. Due to the spin-off of the Quantum subsidiary on July 23, 2002, IMPCO has reported the results of Quantum as a loss from discontinued operation on the condensed consolidated statements of operations.  U.S. Operations sells products, including parts and conversion systems, for applications in the transportation, material handling, stationary and portable power generator, and general industrial markets. International Operations in Australia, Europe, Japan, India, China and Mexico provide distribution for the Company’s products, predominantly from U.S. Operations and some product assembly.

          The Company recognizes revenue for product sales when title is transferred, ordinarily when product is shipped, and when management is reasonably assured of collectibility. Corporate expenses represent a sub-category of selling, general and administrative expense. Corporate expenses consist of general and administrative expense incurred at the corporate level and, prior to May 1, 2002, included the amortization of goodwill and other intangible assets. Intersegment eliminations are primarily the result of intercompany sales from U.S. Operations to International Operations. End markets for the Company’s products include the transportation and industrial markets, which includes the material handling and power generation industries.

          The Company expenses all research and development when incurred. Research and development expense includes both contract-funded research and development and Company sponsored research and development.

          Net revenue and operating income for the Company’s business segments for the three and six months ended June 30, 2002 and 2003 are as follows:

	Revenues		Revenues

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

U.S. Operations	$13,014	$12,590	$24,231	$26,793
International Operations	11,391	9,462	18,774	19,125
Intersegment Elimination	(5,030)	(3,712)	(8,183)	(8,006)

Total	$19,375	$18,340	$34,822	$37,912

	Operating Income/(loss)		Operating Income/(loss)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

U.S. Operations	$1,255	$1,526	$1,156	$3,694
International Operations	453	925	260	1,486
Corporate Expenses (1)	(1,658)	(1,459)	(3,342)	(2,991)
Intersegment Elimination	300	60	261	4

Total	$350	$1,052	$(1,665)	$2,193

(1)     Represents corporate expenses not allocated to any of the operating segments.

7)       INCOME TAXES

               Income taxes for the six months ended June 30, 2003 were computed using the effective tax rate estimated to be applicable for the full fiscal year without giving effect to any change with respect to the valuation allowance on deferred income taxes. The effective tax rate and amount of the valuation allowance are subject to ongoing review and evaluation by management.

               Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. The Company believes, based on its history of prior operating earnings, its completed spin-off of Quantum and its expectations of future earnings, that operating income of the Company will more likely than not be sufficient to recognize fully these net deferred tax assets. In December 2002, we recognized a $24.0 million valuation allowance based on the weight of available evidence that a portion of these deferred tax assets would not be realized within the next three years, notwithstanding that some of these assets may have longer lives under applicable tax laws.  At December 31, 2002 and June 30, 2003 the total amounts recognized as net deferred tax assets on the consolidated balance sheets were $9.4 million and $9.7 million, respectively, which was net of valuation allowances of $24.0 million, respectively.

8)       BUSINESS ACQUISITION

               On October 3, 2002, the Company entered into an option agreement with the equity holders of BRC under which the Company was granted an option to acquire a 50% ownership interest in M.T.M. S.r.l. of Italy (“MTM”) for approximately $23.8 million, which included the issuance of approximately 2.3 million shares of Company common stock (which the parties acknowledged and agreed were valued at $10.0 million). The Company announced on May 8, 2003 that the purchase of 50% of BRC was completed pending a $7.0 million payment that represented the deferred portion of the purchase price due on September 30, 2003. On July 22, 2003, in conjunction with the refinancing of the Company, the deferred payment of $7.0 million was paid to the equity holders of BRC consequently completing the 50% acquisition of BRC. As of June 30, 2003, the Company has incurred acquisition costs of approximately $24.4 million, which is shown on the consolidated balance sheet as part of investment in affiliates. The corresponding costs incurred as of December 31, 2002 totaled $12.5 million.  As of June 30, 2003, the Company is currently completing the allocation of the purchase price of approximately $24.4 million to the

Company’s share of the fair value of the acquired assets and liabilities as required by purchase accounting for acquisitions using the equity method. The Company has not allocated the purchase price to goodwill, if any. The Company expects to complete the allocation during the third quarter of 2003. BRC owns 100% of the outstanding interests of MTM, the operating Company for BRC. The unaudited condensed balance sheet for MTM as of June 30, 2003 follows:

June 30, 2003

(Unaudited)
Current assets	$30,441,475
Long-term assets	8,017,756

Total Assets	$38,459,231

Current liabilities	$12,597,272
Long-term liabilities	2,965,678
Shareholders’ equity	22,896,281

Total liabilities and shareholders’ equity	$38,459,231

For the six-months ended June 30, 2003, unaudited revenues and other income was $22.0 million and net income was $0.2 million.

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

               On January 11, 2002, the Company completed a private placement of 2,000,000 shares of common stock at a price of $11.25 per share for $22.5 million. The Company also issued to the investors warrants to purchase an aggregate of 200,000 shares of common stock at an exercise price of $13.25 per share. Each purchaser was issued a warrant to purchase one-tenth of a share of common stock for each share of common stock purchased under the agreement. In addition, the Company issued warrants to purchase an aggregate of 100,000 shares of common stock to the placement agent in connection with the transaction. A total of 300,000 warrants were outstanding at June 30, 2003 and the warrants are exercisable at any time until January 11, 2006.

               On May 8, 2002, the Company completed the sale of an aggregate of 1.5 million shares of its common stock to institutional and accredited investors. The Company received proceeds of approximately $18.75 million.

               In February 2003, the Board of Directors adopted the 2003 Stock Incentive Plan (“Plan”), which was approved by the stockholders at the Annual Meeting of Stockholders held on June 12, 2003. The Plan provides for the issuance of stock options initially covering up to 800,000 shares of the common stock of the Company.

               On March 28, 2003, the Company granted 200,000 warrants to purchase common stock at a price of $2.51, 120% over market price, in connection with an $8.0 million loan commitment from a director expiring May 31, 2003 and subsequently extended to July 31, 2003 (if exercised the interest is payable monthly at 12% with a maturity of January 31, 2004). The warrants expire in four years. If the commitment is exercised, the Company will grant 600,000 warrants on similar terms. As of June 30, 2003, the Company did not exercise its option under this agreement and did not receive any proceeds from this loan commitment. As of June 30, 2003, the Company recognized the cost of the warrants, by utilizing the Black-Scholes fair value option model. Approximately $129,000 was recognized as expense during the second quarter of 2003. Additionally, on June 30, 2003 this director purchased the 10% minority interest in IMPCO Mexicano from the minority holder, who exercised his put option for $0.5 million.

               On April 14, 2003, the Company issued warrants, fully vesting with a five-year expiration period, to lenders to acquire 305,000 shares of IMPCO common stock at a price 120% over the market price of $2.05 in connection with bridge loans totaling approximately $3.1 million. The loans are due and payable in October 2003. As of June 30, 2003, the Company recognized the cost by utilizing the Black-Scholes fair value option model. Approximately $168,000 was recognized as expense during the second quarter of 2003.

10)     WARRANTY

               Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience. Changes in the Company’s product warranty liability during the six months ended June 30, 2003 are as follows:

	Balance at the Beginning of Period	New warranties Issued	Warranties Settled	Balance at the End of Period

Warranty reserve for the three months ended:
June 30, 2002	189,383	103,456	(6,396)	286,443
June 30, 2003	419,557	16,663	(2,058)	434,162
Warranty reserve for the six months ended:
June 30, 2002	202,889	106,456	(22,902)	286,443
June 30, 2003	452,031	39,938	(57,807)	434,162

11)     GOODWILL

               In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, amortization of goodwill is no longer permitted. No such amortization expense for goodwill was recognized following the adoption of SFAS No. 142 on May 1, 2002. The following data shows the effect on net income (loss) and net income (loss) per share of common stock if the provisions of SFAS No. 142 had been in effect for the six months ended June 30, 2002.

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

Net income (loss) as reported	$(2,751,690)	$(181,388)	$(9,861,278)	$269,391
Add: Amortization of goodwill recorded during fiscal years prior to adoption of FAS 142, net of tax effects	27,338	—	138,123	—

Proforma income (loss)	$(2,724,352)	$(181,388)	$(9,723,155)	$269,391

Basic earnings (loss) per share:
Net income (loss) as reported	$(0.20)	$(0.01)	$(0.76)	$0.02
Goodwill amortization	$—	$—	$0.01	$—
Proforma income (loss)	$(0.20)	$(0.01)	$(0.75)	$0.02
Diluted earnings (loss) per share:
Net income (loss) as reported	$(0.20)	$(0.01)	$(0.76)	$0.02
Goodwill amortization	$—	$—	$0.01	$—
Proforma income (loss)	$(0.19)	$(0.01)	$(0.75)	$0.02

12)     SUBSEQUENT EVENTS

                    In July 2003, the Company completed financing arrangements with LaSalle Business Credit, LLC (“LaSalle”) and Bison Capital Structured Equity Partners, LLC (“Bison”). This financing provided the Company with funds to repay all of its Bank of America debt facility totaling approximately $11.3 million, provided funds to pay the $7.0 million deferred payment to complete the 50% acquisition of BRC, and provided working capital. The LaSalle facility is a three-year asset-based line of credit totaling $12.0 million. The Bison facility is a senior subordinated secured four-year note in the amount of  $20.0 million. The availability under the asset-based line of credit is based on a percentage of eligible inventory and accounts receivable balances associated with the Company’s domestic business and bears an interest rate of prime plus 1%. LaSalle has a security interest in essentially all the U.S. assets of the Company.  The Bison note is secured by the foreign assets of the Company.

                    The Bison senior subordinated secured note in the amount of $20.0 million is a four-year term loan in which the Company received proceeds of approximately $17.3 million and bears interest at the rate of 11.25%. The loan discount amount of approximately $2.7 million will be charged to interest expense over the term of the note. The Company also issued to Bison stock warrants, exercisable immediately, to purchase 500,000 shares of the Company’s common stock at a price of $2.00.

                    In accordance with SFAS No. 6, Classification of Short-term Obligations Expected To Be Refinanced, the term loans, the capital expenditure loans, and the capital leases associated with the Bank of America debt at June 30, 2003 and December 31, 2002 have been reclassed from short-term liabilities to long-term liabilities on the consolidated balance sheets. The Bank of America line of credit remained as a short-term liability in both balance sheets because it was financed by the short-term asset-based lending agreement. The $7.0 million obligation due to BRC is classified as a long-term liability at June 30, 2003 because it was financed by the senior subordinated secured note.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

          This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations that follows, contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and assumptions. We use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, the following: we may be unable to raise additional capital necessary to fund our operations and capitalize on market opportunities; our business depends on the growth of the alternative fuel market, particularly in international markets; our recent spin-off of Quantum Fuel Systems Technologies Worldwide, Inc. (“Quantum”) is subject to tax risks for us and our stockholders, including restrictions on our issuance of equity securities in order to maintain the tax-free status of the spin-off; we face significant competition, which could decrease our revenue and market share; we face risks of operating internationally, including potential foreign currency exposure, difficulty and expense of complying with foreign laws and regulations and political instability; new technologies could render our products obsolete; we may be unable to adequately protect our intellectual property rights; we depend on third-party suppliers to supply materials and components for our products; we may be subject to increased warranty claims due to lengthened warranty periods being offered by our OEM customers; the market for our products could be adversely affected by changes in environmental and other policies and regulations; we may be subject to litigation if our stock price is volatile; and changes in general economic conditions could materially affect our results of operations. This list of factors is not intended to be exhaustive. Reference should also be made to the factors set forth from time to time in our SEC reports, including but not limited to, those set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the transition period ended December 31, 2002. You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of this Quarterly Report on Form 10-Q.

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

          Prior to the spin-off of Quantum, we classified our business operations into three reporting segments: the Quantum division, the Gaseous Fuel Products division and International Operations. Due to the spin-off of our Quantum division on July 23, 2002, this division is now classified as a discontinued operation, and we have renamed the Gaseous Fuel Products division as the United States Operations (“U.S. Operations”). U.S. Operations sells products, including parts and conversion systems, for applications in the transportation, material handling, stationary and portable power generator and general industrial markets. Our International Operations in Australia, Europe, India, Japan, China and Mexico provide distribution for our products, predominantly from U.S. Operations and some product assembly on engines.

          We recognize revenue for product sales when title is transferred, ordinarily when products are shipped, and when management is reasonably assured of collectibility. Corporate expenses represent a sub-category of selling, general and administrative expense. Corporate expenses consist of general and administrative expense incurred at the corporate level and, prior to May 1, 2002, included the amortization of goodwill and other intangible assets. Intersegment eliminations are primarily the result of intercompany sales from U.S. Operations to International Operations. End markets for our products include the transportation and industrial markets, which includes the material handling, industrial and power generation industries.

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

          Fiscal Year. On November 29, 2002, our board of directors approved a change in our fiscal year end from April 30 to December 31. We prepared a Transitional Report on Form 10-K covering the period from May 1, 2002 to December 31, 2002. For purposes of comparability of financial reporting during 2003, we presented our financial results for the three and six-month periods ended June 30, 2002 to correspond to the new fiscal year.

          Business Acquisition On October 3, 2002, we entered into an option agreement with the equity holders of BRC under which we were granted an option to acquire a 50% ownership interest in M.T.M. S.r.l. of Italy (“MTM”) for approximately $23.8 million, which included the issuance of approximately 2.3 million shares of Company common stock (which the parties acknowledged and agreed were valued at $10.0 million). We announced on May 8, 2003 that the purchase of 50% of BRC was completed pending a $7.0 million payment that represented a deferred portion of the purchase price due on September 30, 2003. On July 22, 2003, in conjunction with the refinancing of our Company, the deferred payment of $7.0 million was paid to the equity holders of BRC consequently completing the 50% acquisition of BRC. As of June 30, 2003, we incurred acquisition costs of approximately $24.4 million and are shown on the consolidated balance sheet as part of investment in affiliates. The corresponding costs incurred as of December 31, 2002 totaled $12.5 million.  As of June 30, 2003, we are currently completing the allocation of the purchase price of approximately $24.4 million to our share of the fair value of the acquired assets and liabilities as required by purchase accounting for acquisitions using the equity method. We have not allocated the purchase price to goodwill, if any, which we expect to complete during the third quarter of 2003. BRC owns 100% of the outstanding interests of MTM. The unaudited condensed balance sheet for MTM as of June 30, 2003 follows:

June 30, 2003

(Unaudited)
Current assets	$30,441,475
Long-term assets	8,017,756

Total Assets	$38,459,231

Current liabilities	$12,597,272
Long-term liabilities	2,965,678
Shareholders’ equity	22,896,281

Total liabilities and shareholders’ equity	$38,459,231

For the six-months ended June 30, 2003, unaudited revenues and other income was $22.0 million and net income was $0.2 million.

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

          We recorded a net deferred tax asset, which we believe is more likely than not to be realized. While we consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would not be able to realize all or part of our net deferred tax asset in the future, an additional valuation allowance would be recognized and charged to income in the period such a determination was made.

          We recognize the financial results for discontinued operations, net of tax, in the Company’s condensed consolidated statements of operations as discontinued operation. Cash flows related to discontinued operations are segregated from continuing operations in the statement of cash flows.

RESULTS OF OPERATIONS

               Net revenue and operating income for our business for the three and six months ended June 30, 2002 and 2003 are as follows:

	Revenues		Revenues

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

U.S. Operations	$13,014	$12,590	$24,231	$26,793
International Operations	11,391	9,462	18,774	19,125
Intersegment Elimination	(5,030)	(3,712)	(8,183)	(8,006)

Total	$19,375	$18,340	$34,822	$37,912

	Operating Income/(loss)		Operating Income/(loss)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

US Operations	$1,255	$1,526	$1,156	$3,694
International Operations	453	925	260	1,486
Corporate Expenses (1)	(1,658)	(1,459)	(3,342)	(2,991)
Intersegment Elimination	300	60	261	4

Total	$350	$1,052	$(1,665)	$2,193

(1)     Represents corporate expenses not allocated to any of the operating segments.

          Net revenue decreased approximately $1.0 million, or 5.3%, from $19.4 million in the second quarter of 2002 to $18.3 million in the second quarter of 2003. The second quarter 2003 decrease was due to a $0.9 million decrease in net sales of our products to the industrial market and a $0.1 million decrease in net sales of our products to the transportation market. The decline in sales to the industrial market was due to an increase in sales to the U.S. industrial market offset by a decline in sales to European and Asian industrial markets, which we believe are lagging the U.S. industrial market recovery. Net revenues for the six-months ended June 30, 2003 increased by $3.1 million, or 8.9%, to $37.9 million from $34.8 million in the corresponding period of 2002. The revenue increase was attributed to increases in the industrial and transportation markets of $0.9 million and $2.2 million, respectively. The revenue gain in the transportation segment was realized primarily in the U.S. and European markets. The revenue gain in the industrial market was realized primarily in the United States market.

          Operating income increased during the second quarter of 2003 by approximately $0.8 million, or 201.7%, from $0.3 million in the second quarter of 2002 to $1.1 million in the second quarter of 2003. The increase in operating income was attributed primarily to a reduction in operating expenses of $1.3 million partially offset by a $0.5 million decline in gross profit. Approximately $0.3 million of the decline in gross profit was due to lower revenues and $0.2 million of the decline was due to product mix. Operating income increased during the six-month period ended June 30, 2003 by approximately $3.9 million, or 231.7%, from a $1.7 million loss in the first half of calendar year 2002 to a $2.2 million profit in the corresponding period of 2003. The increase in operating income was attributed primarily to a reduction in operating expenses of $1.9 million and $2.0 million in higher gross profit of which $0.9 million was attributed to higher revenues and $1.1 million was associated with product mix.

          US Operations Division.  For the three months ended June 30, 2003, revenue decreased by approximately $0.4 million, or 3.3% as compared to the same period in the prior year. The decrease in sales during the second quarter of 2003 was caused by a $0.4 million decrease in sales to our international operations for sales to the transportation market. For the six months ended June 30, 2003, revenue increased by approximately $2.6 million, or 10.6%, as compared to the same period in the prior year. The increase in sales during the first half of 2003 was caused by a $1.6 million increase in revenue for the industrial market and by a $1.0 million increase in revenue for the transportation market.

          Gross profit for the three months ended June 30, 2003 decreased approximately $0.7 million, or 17.4%, as compared to the same period in fiscal year 2002. For the three-month period, approximately $0.5 million of the decrease in gross profit was due to changes in product mix and approximately $0.2 million was due to the decrease in revenue. For the six months ended June 30, 2003 gross profit increased approximately $0.8 million, or 12.4%, as compared to the same period in fiscal year 2002. For the six-month period, approximately $0.1 million of the increase in gross profit was due to changes in product mix and approximately $0.7 million was due to the increase in revenue.

          For the three months ended June 30, 2003, operating income increased by more than $0.3 million, or 21.6%, as compared to the same period in the prior fiscal year. The increase for the three-month period was mainly due to the decrease in gross profit of $0.7 million offset by $1.0 million in lower operating expenses due to management’s continuing focus on reducing operating expenses. For the six months ended June 30, 2003, operating income increased by more than $2.5 million, or 219.7%, as compared to the same period in the prior fiscal year. The increase for the six-month period was mainly due to the increase in gross profit of $0.8 million and by $1.7 million in lower operating expenses. Significant cost reductions occurred in sales and marketing and the research functions since the third quarter of 2002, which are reflected in the current year’s financials.

          International Operations   For the three months ended June 30, 2003, revenue decreased by approximately $1.9 million, or 16.9%, as compared to the same period in the prior year. The decrease in sales during the second quarter of 2003 was caused by a $0.4 million decrease in revenue for the industrial market and by a $1.5 million decrease in revenue for the transportation market. The decline in sales to the transportation market was primarily due to a large fleet conversion program in Mexico in the prior year; however, the Mexico transportation market has grown an average of over 14% per quarter for each of the last two quarters. For the six months ended June 30, 2003, revenue increased by approximately $0.4 million, or 1.9% as compared to the same period in the prior year. The increase in sales during the first half of 2003 was caused by a $0.5 million increase in revenue for the transportation market and by a $0.1 million decrease in revenue for the industrial market.

          Gross profit for the three months ended June 30, 2003 increased approximately $0.4 million, or 15.1%, as compared to the same period in fiscal year 2002. For the three-month period, approximately $0.8 million of the increase in gross profit was due to changes in product mix partially offset by approximately $0.4 million due to the decrease in revenue. For the six months ended June 30, 2003 gross profit increased approximately $1.5 million, or 37.3%, as compared to the same period in fiscal year 2002. For the six-month period, approximately $1.4 million of the increase in gross profit was due to changes in product mix and approximately $0.1 million was due to the increase in revenue.

          For the three months ended June 30, 2003, operating income increased by more than $0.5 million, or 104.0%, as compared to the same period in the prior fiscal year. The increase for the three-month period was mainly due to the increase in gross profit of $0.4 million and by $0.1 million in lower operating expenses. For the six months ended June 30, 2003, operating income increased by more than $1.2 million, or 471.1%, as compared to the same period in the prior fiscal year. The increase for the six-month period was mainly due to the increase in gross profit of $1.5 million partially offset by $0.3 million in higher operating expenses.

          Corporate Expenses.  Corporate expenses consist of general and administrative expenses at the corporate level to support our operating segments in areas such as executive management, finance, human resources, management information systems, legal services and investor relations.  As of May 1, 2002, the amortization of goodwill and other intangible assets is no longer recorded as a corporate expense due to the implementation of Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets.  For the three and six months ended June 30, 2002, approximately $0.1 million and $0.3 million of amortization of goodwill and other intangibles were charged to corporate expense, respectively. Expenses for the three and six months ended June 30, 2003 were approximately $0.2 million and $0.4 million less than the corresponding periods of 2002, respectively, reflecting a $0.1 million reduction in the quarterly level of expenditures for corporate expenses excluding the effect of the amortization of goodwill.

          Interest Expense.  Net interest expense for the three months ended June 30, 2003 was approximately $1.0 million compared to net interest expense of approximately $0.2 million for the corresponding period of 2002, or an increase of $0.8 million, or 400%. This increase consisted of the amortization of warrant costs, fees, and interest costs in connection with bridge loans made in the second quarter of 2003 in the amount of $0.5 million, refinance expenses of $0.1 million, and $0.2 million in higher interest costs and commitment fees from Bank of America. Net interest expense for the six months ended June 30, 2003 was approximately $1.2 million compared to net interest expense of approximately $0.2 million for the corresponding period of 2002, or an increase of $1.0 million, or 500%. In addition to the explanations for the second quarter increase in net interest expense, average monthly cash balances during the first six months of 2002 were approximately $20.0 million as a result of private equity placements in January and May of 2002 that provided total cash proceeds of approximately $40.0 million. Consequently, interest income during the six months ended June 20, 2002 exceeded interest income for the corresponding period of 2003 by $0.2 million.

          Provision For Income Taxes.  The estimated effective annual tax rate of 40% for fiscal year 2003 approximates the previous year’s tax rate of 40% excluding the effect of the $24.0 million valuation allowance recognized in the fourth quarter of 2002 (note 7). The effective tax benefit rate represents the federal statutory income tax rate, state income taxes and foreign income taxes increased by research and development credits. For the period ended June 30, 2003, we had a federal research and development tax credit carryforward available for federal income tax purposes of approximately $6.2 million that, if not used, expires between 2010 to 2022. Federal net operating loss carryforwards of $66.5 million expire between 2020 and 2021. Additionally, we have an alternative minimum tax credit carryforward available for federal income tax purposes of approximately $0.2 million and a foreign tax credit of $0.7 million that expires in December 2003 if not utilized. We also have research and development credit carryforwards for state income tax purposes of approximately $4.4 million, which do not expire for tax reporting purposes. State net operating loss carryforwards of $29.1 million expire between 2010 and 2012. In December 2002, we recognized a $24.0 million valuation allowance based on the weight of available evidence that a portion of these deferred tax assets would not be realized within the next three years, notwithstanding that some of these assets may have longer lives under applicable tax laws.  At December 31, 2002 and June 30, 2003 the total amounts recognized as net deferred tax assets on the consolidated balance sheets were $9.4 million and $9.7 million, respectively, net of valuation allowances of $24.0 million, respectively.

          Discontinued Operation. As a result of the spin-off of Quantum, we no longer hold any continuing interest in Quantum. Under the provisions of SFAS No. 144, the results of operations of Quantum are presented as a discontinued operation in our condensed consolidated statements of operations. Losses from the discontinued operation, net of a tax benefit, were approximately $2.9 million and $8.8 million for the three and six months ended June 30, 2002, respectively, and include net revenue of approximately $6.3 million and $12.4 million for the three and six months ended June 30, 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES.

               Our ongoing operations are funded by cash generated from operations, debt financings and sales of our equity securities. In addition, these sources of cash provide for capital expenditures and research and development, as well as to invest in and operate our existing operations and prospective new lines of business.

               As of June 30, 2003, our cash and cash equivalents totaled approximately $3.0 million, compared to cash and cash equivalents of approximately $2.0 million at December 31, 2002. During July 2003, we entered into an asset-based lending facility with a maximum credit limit of $12.0 million with LaSalle Business Credit, LLC and a senior subordinated secured note for $20.0 million with Bison Capital Structured Equity Partners, LLC. The proceeds from the debt facilities were used to refinance approximately $11.3 million Bank of America debt, to finance the deferred $7.0 million payment to complete the BRC acquisition and to provide additional working capital. On July 21, 2003, the Bank of America debt and accrued interest were paid in full, and on July 22, 2003, the $7.0 million deferred payment due to the equity holders of BRC was paid to complete the acquisition of BRC. In addition, in July and August of 2003, approximately $1.0 million was paid in principal and accrued interest to certain holders of short-term bridge loans. Approximately $2.1 million in bridge loans are still outstanding at June 30, 2003.

               Advances made under the asset-based credit facility are based on a percentage of eligible inventory and accounts receivable balances. This line of credit has an initial three-year term and bears interest at prime plus 1%. There is no assurance that we will be able to borrow the maximum amount under the line of credit of $12.0 million, presently, or over the term of the facility. The lender has a secured interest in substantially all the U.S. assets of the Company. The senior subordinated secured note of $20.0 million has a four-year term and bears a fixed interest rate of 11.25%. The proceeds from the loan were approximately $17.3 million. The discount amount of $2.7 million is accounted for as a loan discount and will be amortized to interest expense over the term of the loan. The Bison note is secured by the foreign assets of the Company.

               Our ratio of current assets to current liabilities was 1.6:1.0 at June 30, 2003 and 1.5:1.0 at the end of our transition period at December 31, 2002. At June 30, 2003, our total working capital had increased by $3.4 million to $14.6 million from $11.2 million at December 31, 2002. This increase is due primarily to the classification of approximately $5.6 million of the Bank of America debt to long-term liabilities in accordance with SFAS No. 6, increases in accounts receivable of $1.4 million, cash of $1.0 million, other current assets of $1.4 million, and deferred taxes of $0.6 million, offset primarily by increases in accounts payable of  $3.3 million, the issuance of bridge loans for $3.1 million.

               Net cash provided by operating activities for the six-month period ended June 30, 2003 was $3.7 million, compared to $3.3 million used in operations for the six months ended June 30, 2002. The cash flow provided by operating activities for the six-months ended June 30, 2003 of $3.7 million resulted primarily from net income from continuing operations of $0.2 million, adjusted positively for depreciation allowance, amortization of interest expense, and minority interests in consolidated subsidiaries of $1.6 million. Additional positive cash flows were the result of a $3.3 million increase in accounts payable, and a $1.9 million increase in accrued expenses. These items were offset by a $0.4 million increase in inventory, a $1.4 million increase in net accounts receivable, and a $1.5 million increase in other assets.  For the comparable six months ended June 30, 2002, cash used by operating activities was $3.3 million consisting of a net loss from continuing operations of $1.1 million, offset positively for depreciation allowance, deferred taxes provision for bad debts, and minority interest totaling $3.0 million. Other positive influences on cash flow from operations consisted of a $2.2 million decrease in inventory, a $1.9 million increase in accounts payable, and a $0.2 million increase in accrued expenses. Offsetting negative influences included a $6.0 million increase in accounts receivable and a $3.7 million increase in other assets.

               Net cash used in investing activities in the six-month period ended June 30, 2003 was $5.8 million, an increase of $3.6 million from the six months ended June 30, 2002. This increase is due primarily to acquisition costs related to BRC totaling $4.8 million offset by a reduction in the purchase of capital equipment of $1.1 million.

               Net cash provided by financing activities for the six-month period ended June 30, 2003 was $2.2 million or a decrease of $28.8 million from $31.0 million provided by financing activities in the six-months ended June 30, 2002. This decline was due primarily to the net proceeds of approximately $40.0 million from our January and May 2002 private placements offset by 2002 payments on lines of credit and capital leases totaling $8.9 million. Financing activities in the first six months of 2003 were highlighted by the issuance of $3.1 million in bridge loans offset by payments on credit facilities totaling $1.7 million.

               For the six months ended June 30, 2003, net cash provided totaled $1.0 million after the effect of translation adjustments of $0.9 million. For the six months ended June 30, 2002, the net increase of cash was $20.1 million consisting of $25.5 million provided by continuing operations and $0.9 million attributed to foreign currency translation adjustments, offset by $6.3 million used in discontinued operation.

               At June 30, 2003, the Bank of America credit facility was secured by substantially all of our assets.  In June 2003, the credit facility with Bank of America was amended to extend the maturity date of our line of credit to July 15, 2003 and to accelerate the maturity date of all other Bank of America facilities to July 15, 2003. The amendment also waived the earnings before interest, tax, depreciation, and amortization and the debt service coverage service ratio.  On July 21, 2003 we completed the refinancing of the Bank of America debt and secured additional financing to complete the 50% acquisition of BRC.  All of the amounts outstanding under the Bank of America agreements including accrued interest were settled in full.

               Our subsidiary in the Netherlands has a Euro 2.3 million (US$0.8 million at December 31, 2002) credit facility with Fortis Bank. At June 30, 2003, there was no outstanding balance under this credit facility.

               Our subsidiary in Japan has a ¥64 million (US$0.5 million at December 31, 2002) short-term loan facility with the Hong Kong and Shanghai Banking Corporation Ltd., Osaka Branch. At June 30, 2003, a balance of US$0.5 million was outstanding.

               On October 3, 2002, we entered into an option agreement with the equity holders of BRC under which we were granted an option to acquire a 50% ownership interest in M.T.M. S.r.l. of Italy (“MTM”) for approximately $23.8 million, which included the issuance of approximately 2.3 million shares of Company common stock (which the parties acknowledged and agreed were valued at $10.0 million). We announced on May 8, 2003 that the purchase of 50% of BRC was completed pending a $7.0 million payment that represented a deferred portion of the purchase price due on September 30, 2003. On July 22, 2003, in conjunction with the refinancing of our Company, the deferred payment of $7.0 million was paid to the equity holders of BRC consequently completing the 50% acquisition of BRC. As of June 30, 2003, we incurred acquisition costs of approximately $24.4 million and are shown on the consolidated balance sheet as part of investment in affiliates. The corresponding costs incurred as of December 31, 2002 totaled $12.5 million.  As of June 30, 2003, we are currently completing the allocation of the purchase price of approximately $24.4 million to our share of the fair value of the acquired assets and liabilities as required by purchase accounting for acquisitions using the equity method.

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

          The results and financial condition of our international operations are affected by changes in exchange rates between certain foreign currencies and the U.S. Dollar. Our exposure to fluctuations in currency exchange rates has increased as a result of the growth of our international subsidiaries. The functional currency for all of our international subsidiaries is the local currency of the subsidiary. An increase in the value of the U.S. Dollar increases costs incurred by the subsidiaries because most of our international subsidiaries’ inventory purchases are U.S. Dollar denominated. We monitor this risk and attempt to minimize the exposure through forward currency contracts and the management of cash disbursements in local currencies. At June 30, 2003, we had no currency forward contracts outstanding.

          We seek to hedge our foreign currency economic risk by minimizing our U.S. Dollar investment in foreign operations using foreign currency term loans to finance the operations of our foreign subsidiaries. The term loans are denominated in local currencies and translated to U.S. Dollars at period end exchange rates.

          We have used interest rate swap agreements with Bank of America to manage our exposure to interest rate changes and stabilize the cost of borrowed funds. When an agreement is executed, the swap is linked to a specific debt instrument. At December 31, 2002, we had approximately $4.4 million secured under a fixed interest rate agreement at a fixed interest rate of 10.6%. On March 24, 2003, the swap agreement with Bank of America was cancelled. At December 31, 2002, the fair value of our interest rate swap agreements were approximately $0.2 million, and was included as part of long-term debt on the consolidated balance sheet at December 31, 2002. We recognized the loss of fair value ($0.2 million) of this cash flow hedge, which had been carried as a component of accumulated other comprehensive income, as interest expense as of December 31, 2002.

RECENT ACCOUNTING PRONOUNCEMENTS

               In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, (“FIN 46”). FIN 46 introduces a new consolidation model, the variable interests model, which determines control (and consolidation) based on potential variability in gains and losses of the entity being evaluated for consolidation. The requirements for FIN 46, including its disclosures, apply immediately.

               FIN 46 provides guidance for determining whether an entity qualifies as a variable interest entity (“VIE”) by considering, among other considerations, whether the entity lacks sufficient equity or its equity holders lack adequate decision-making ability. If the entity does not qualify as a VIE, then the consolidation criteria is based on previously established accounting standards. Qualifying VIEs are covered by FIN 46 and are individually evaluated for consolidation based on their variable interests. FIN 46 requires consideration and estimates of a significant number of possible future outcomes of the VIE as well as the probability of each outcome occurring. Based on the allocation of possible outcomes, a calculation is performed to determine which party, if any, has a majority of potential negative outcomes (expected losses) or a majority of the potential positive outcomes (expected residual returns), with an emphasis on negative outcomes. That party, if any, is the primary beneficiary and is required to consolidate the VIE. We have evaluated the potential impact of FIN 46 as of June 30, 2003 and have concluded that there is no impact on our consolidated financial statements. We have evaluated the potential effect of FIN 46 as of June 30, 2003 and do not expect that there will be any material effect on its consolidated financial statements at July 1, 2003.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Information relating to Quantitative and Qualitative Disclosures About Market Risk appear under the heading “Derivative Financial Instruments” which is included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.  CONTROLS AND PROCEDURES

               The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, to the best of their knowledge, as of the end of the period covered by this quarterly report, the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are likely materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

               On October 3, 2002, the Company entered into an option agreement with the equity holders of BRC under which the Company was granted an option to acquire a 50% ownership interest in M.T.M. S.r.l. of Italy (“MTM”) for approximately $23.8 million, which included the issuance of approximately 2.3 million shares of Company common stock (which the parties acknowledged and agreed were valued at $10.0 million). The Company announced on May 8, 2003 that the purchase of 50% of BRC was completed pending a $7.0 million payment that represented a deferred portion of the purchase price due on September 30, 2003. On July 22, 2003, in conjunction with the refinancing of the Company, the deferred payment of $7.0 million was paid to the equity holders of BRC consequently completing the 50% acquisition of BRC. As of June 30, 2003, the Company has incurred acquisition costs of approximately $24.4 million and is shown on the consolidated balance sheet as part of investment in affiliates. The corresponding costs incurred as of December 31, 2002 totaled $12.5 million.  As of June 30, 2003, the Company is currently completing the allocation of the purchase price of approximately $24.4 million to the Company’s share of the fair value of the acquired assets and liabilities as required by purchase accounting for acquisitions using the equity method.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               (a)   The Annual Meeting of Stockholders was held on June 12, 2003.

               (b)   The stockholders voted to elect the following nominees as directors for a three-year term:

Nominee	Votes For	Withheld
Mariano Costamagna	12,770,504 (98.0%)	261,444
Nickolai A. Gerde	12,754,464 (97.9%)	277,484
J. David Power III	12,746,615 (97.8%)	285,333

               After the election of the above-mentioned directors, the Company’s current board of directors consists of Robert M. Stemmler, Norman L. Bryan, Paul Mlotok, J. David Power III, Don J. Simplot, Mariano Costamagna and Nickolai A. Gerde.

               (c)   The proposal to adopt and approve the 2003 Stock Incentive Plan received the following votes:

Votes
For	12,043,094 (92.4%)
Against	915,496 (7.0%)
Abstain	73,358 (0.6%)
Broker non-votes	0

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

The following documents are filed as exhibits to this Quarterly Report:

Exhibit No.	Description

2.1	Sale and Purchase Agreement, dated as of October 3, 2002, between the Registrant and Mariano Costamagna, Pier Antonio Costamagna, Bruna Giachino and Carla Borgogno. (1)

2.2	Option Agreement, date as of October 3, 2002, between the Registrant and Mariano Costamagna, Pier Antonio Costamagna, Bruna Giachino and Carla Borgogno. (1)

2.3	Shareholders Agreement, dated as of October 3, 2002, between the Registrant and Mariano Costamagna, Pier Antonio Costamagna, Bruna Giachino and Carla Borgogno. (1)

2.4	Agreement, dated as of December 15, 2002, between the Registrant and Mariano Costamagna, Pier Antonio Costamagna, Bruna Giachino and Carla Borgogno. (1)

2.5	Amendment and Waiver, dated as of April 30, 2003, between the Registrant and Mariano Costamagna, Pier Antonio Costamagna, Bruna Giachino and Carla Borgogno. (1)

10.68	Amendment No. 3 to Second Amended and Restated Business Loan Agreement, dated as of April 30, 2003, among Bank of America, N.A., and the registrant. (2)

10.69	Amendment No. 4 to Second Amended and Restated Business Loan Agreement, dated as of May 14, 2003, among Bank of America, N.A. and the registrant. (2)

10.70	Revolving Promissory Note, dated as of July 18, 2003, executed by the Registrant in favor of LaSalle Business Credit, LLC. (3)

10.71	Loan and Security Agreement, dated as of July 18, 2003, between the Registrant and LaSalle Business Credit, LLC. (3)

10.72	Securities Purchase Agreement, dated as of July 18, 2003, between the Registrant and Bison Structured Equity Partners, LLC. (3)

10.73	Pledge Agreement, dated as of July 18, 2003, between the Registrant and Bison Structured Equity Partners, LLC. (3)

10.74	Warrant Agreement, dated as of July 18, 2003, between the Registrant and Bison Structured Equity Partners, LLC. (3)

10.75	Senior Secured Subordinated Promissory Note, dated as of July 18, 2003, executed by the Registrant in favor of Bison Capital Structured Equity Partners, LLC. (3)

10.76	Amendment No. 5 to Second Amended and Restated Business Loan Agreement, dated as of June 24, 2003, among Bank of America, N.A. and the registrant.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a). (4)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a). (4)

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. (4)

32.2	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. (4)

         (1)  Incorporated by reference to the Registrant’s Form 8-K filed on July 29, 2003.
         (2)  Incorporated by reference to the Registrant’s Form 10-Q for the period ended March 31, 2003.
         (3)  Incorporated by reference to the Registrant’s Form 8-K filed on July 29, 2003.
         (4)  Filed herewith.

(b)   Reports on Form 8-K.

The Company filed a Current Report on Form 8-K on May 21, 2003, reporting a press release announcing first quarter operating statistics.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

IMPCO TECHNOLOGIES, INC.

Date: August 14, 2003	By:	/s/ TIMOTHY S. STONE

Timothy S. Stone Chief Financial Officer and Treasurer [Authorized Signatory]

Exhibit No.	Description

2.1	Sale and Purchase Agreement, dated as of October 3, 2002, between the Registrant and Mariano Costamagna, Pier Antonio Costamagna, Bruna Giachino and Carla Borgogno. (1)

2.2	Option Agreement, date as of October 3, 2002, between the Registrant and Mariano Costamagna, Pier Antonio Costamagna, Bruna Giachino and Carla Borgogno. (1)

2.3	Shareholders Agreement, dated as of October 3, 2002, between the Registrant and Mariano Costamagna, Pier Antonio Costamagna, Bruna Giachino and Carla Borgogno. (1)

2.4	Agreement, dated as of December 15, 2002, between the Registrant and Mariano Costamagna, Pier Antonio Costamagna, Bruna Giachino and Carla Borgogno. (1)

2.5	Amendment and Waiver, dated as of April 30, 2003, between the Registrant and Mariano Costamagna, Pier Antonio Costamagna, Bruna Giachino and Carla Borgogno. (1)

10.68	Amendment No. 3 to Second Amended and Restated Business Loan Agreement, dated as of April 30, 2003, among Bank of America, N.A., and the registrant. (2)

10.69	Amendment No. 4 to Second Amended and Restated Business Loan Agreement, dated as of May 14, 2003, among Bank of America, NA and the registrant. (2)

10.70	Revolving Promissory Note, dated as of July 18, 2003, executed by the Registrant in favor of LaSalle Business Credit, LLC. (3)

10.71	Loan and Security Agreement, dated as of July 18, 2003, between the Registrant and LaSalle Business Credit, LLC. (3)

10.72	Securities Purchase Agreement, dated as of July 18, 2003, between the Registrant and Bison Structured Equity Partners, LLC. (3)

10.73	Pledge Agreement, dated as of July 18, 2003, between the Registrant and Bison Structured Equity Partners, LLC. (3)

10.74	Warrant Agreement, dated as of July 18, 2003, between the Registrant and Bison Structured Equity Partners, LLC. (3)

10.75	Senior Secured Subordinated Promissory Note, dated as of July 18, 2003, executed by the Registrant in favor of Bison Capital Structured Equity Partners, LLC. (3)

10.76	Amendment No. 5 to Second Amended and Restated Business Loan Agreement, dated as of June 24, 2003, among Bank of America, N.A. and the registrant. (4)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a). (4)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a). (4)

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. (4)

32.2	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. (4)

         (1)  Incorporated by reference to the Registrant’s Form 8-K filed on July 29, 2003.
         (2)  Incorporated by reference to the Registrant’s Form 10-Q for the period ended March 31, 2003.
         (3)  Incorporated by reference to the Registrant’s Form 8-K filed on July 29, 2003.
         (4)  Filed herewith.