Form 10-Q
period 2003-09-30
IMPCO TECHNOLOGIES INC
filed 2003-11-14
CIK 790708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003,

or

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

Yes  ☒ No  ☐

Number of shares outstanding of each of the issuer’s classes of common stock, as of November 5, 2003:

17,003,136 shares of Common Stock, $.001 par value per share.

IMPCO TECHNOLOGIES, INC.

PART I– FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

IMPCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

December 31, 2002 and September 30, 2003

	December 31, 2002	September 30, 2003
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,995,705	$3,020,881
Restricted cash	1,604,551	655,898
Accounts receivable, net	11,640,872	14,816,478
Inventories:
Raw materials and parts	8,615,852	8,040,510
Work-in-process	—	207,278
Finished goods	8,704,748	7,742,444

Total inventories	17,320,600	15,990,232
Deferred tax assets	1,032,072	1,019,956
Other current assets	1,649,225	3,062,364

Total current assets	35,243,025	38,565,809
Equipment and leasehold improvements:
Dies, molds and patterns	6,342,952	6,443,625
Machinery and equipment	6,317,372	7,099,901
Office furnishings and equipment	8,462,340	9,001,103
Automobiles and trucks	405,765	402,981
Leasehold improvements	3,400,728	3,473,301

	24,929,157	26,420,911
Less accumulated depreciation and amortization	16,359,200	17,908,350

Net equipment and leasehold improvements	8,569,957	8,512,561
Net goodwill and intangibles	8,921,254	9,764,961
Deferred tax assets, net	8,404,703	9,582,420
Investment in affiliates	12,777,064	24,610,094
Other assets	2,061,630	3,637,349

Total Assets	$75,977,633	$94,673,194

See accompanying notes to condensed consolidated financial statements.

IMPCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

December 31, 2002 and September 30, 2003

	December 31, 2002	September 30, 2003
		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,165,637	$7,465,643
Accrued payroll obligations	2,387,136	2,478,060
Other accrued expenses	2,293,616	4,094,126
Notes payable	—	2,194,500
Current revolving line of credit	5,860,000	4,359,001
Current maturities of long-term debt	8,330,568	878,708

Total current liabilities	24,036,957	21,470,038
Term loans	—	17,352,802
Capital leases	101,199	88,127
Other liabilities	—	584,669
Minority interest	2,217,090	2,694,946
Stockholders’ equity:
Preferred stock, $.001 par value, authorized 500,000 shares; none issued and outstanding at December 31, 2002 and September 30, 2003	—	—
Common stock, $.001 par value, authorized 100,000,000 shares; 16,972,134 issued and outstanding at September 30, 2003 (16,433,282 at December 31, 2002)	16,451	16,983
Additional paid-in capital	120,623,910	122,452,452
Shares held in trust	(172,525)	(158,297)
Accumulated deficit	(68,064,964)	(69,035,418)
Accumulated other comprehensive loss	(2,780,485)	(793,108)

Total stockholders’ equity	49,622,387	52,482,612

Total Liabilities and Stockholders’ Equity	$75,977,633	$94,673,194

See accompanying notes to condensed consolidated financial statements.

IMPCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three and Nine Months Ended September 30, 2002 and 2003

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Revenue	$18,529,515	$18,668,834	$53,351,780	$56,581,090
Costs and expenses:
Cost of revenue	13,344,045	12,863,587	37,639,642	38,247,242
Research and development expense	947,737	911,361	3,444,898	2,693,196
Selling, general and administrative expense	4,390,568	4,482,246	14,085,308	13,035,986

Total costs and expenses	18,682,350	18,257,194	55,169,848	53,976,424
Operating income (loss)	(152,835)	411,640	(1,818,068)	2,604,666
Interest expense, net	295,473	1,551,589	528,160	2,808,209

Loss from continuing operations before income taxes and equity share in losses of unconsolidated affiliates	(448,308)	(1,139,949)	(2,346,228)	(203,543)
Equity share in losses of unconsolidated affiliates	—	617,450	—	617,450
Income tax benefit	(65,990)	(702,959)	(822,621)	(328,396)

Loss from continuing operations before minority interests	(382,318)	(1,054,440)	(1,523,607)	(492,597)
Minority interest in income of consolidated subsidiaries	40,764	185,404	4,562	477,856

Loss from continuing operations	(423,082)	(1,239,844)	(1,528,169)	(970,453)
Loss from discontinued operation (Note 2)	(1,328,949)	—	(10,085,140)	—

Net loss	$(1,752,031)	$(1,239,844)	$(11,613,309)	$(970,453)

Net loss per share:
Basic:
Loss from continuing operations	$(0.03)	$(0.08)	$(0.11)	$(0.06)

Loss from discontinued operation	$(0.09)	$—	$(0.76)	$—

Net loss	$(0.12)	$(0.08)	$(0.87)	$(0.06)

Diluted:
Loss from continuing operations	$(0.03)	$(0.08)	$(0.11)	$(0.06)

Loss from discontinued operation	$(0.09)	$—	$(0.76)	$—

Net loss	$(0.12)	$(0.08)	$(0.87)	$(0.06)

Number of shares used in per share calculation:
Basic	14,124,373	16,459,191	13,337,112	16,443,423

Diluted	14,124,373	16,459,191	13,337,112	16,443,423

See accompanying notes to condensed consolidated financial statements.

IMPCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30, 2002 and 2003

	Nine Months Ended September 30,
	2002	2003
Net cash (used in) provided by operating activities from continuing operations	$(750,976)	$1,176,848
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(2,360,523)	(1,685,214)
Business acquisition cost	—	(12,209,364)
Purchase of intangible assets	(8,529)	—
Proceeds from sale of equipment	4,450	3,450

Net cash used in investing activities	(2,364,602)	(13,891,128)
Cash flows from financing activities:
Decrease in borrowings under revolving line of credit	(5,512,000)	(1,500,999)
Payments on term loans	(3,955,740)	(6,952,972)
Proceeds from term loans	—	17,250,000
Proceeds from bridge loans	—	3,050,000
Payments of bridge loans	—	(950,000)
Payments of capital lease obligation	(726,365)	(409,158)
(Acquire) dispose common shares held in trust	(51,402)	14,228
(Increase) decrease in restricted cash	(611,652)	948,653
Proceeds from issuance of common stock	39,112,579	1,146,034

Net cash provided by financing activities	28,255,420	12,595,786
Net cash provided by (used in) continuing operations	25,139,842	(118,494)
Net cash used in discontinued operation	(22,630,469)	—
Translation adjustment	537,802	1,143,670

Net increase in cash and cash equivalents	3,047,175	1,025,176
Cash and cash equivalents at beginning of period	1,143,457	1,995,705

Cash and cash equivalents at end of period	$4,190,632	$3,020,881

See accompanying notes to condensed consolidated financial statements.

IMPCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

1)    BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and the results of operations, contained in the Company’s Annual Report on Form 10-K for the transition period ended December 31, 2002. The consolidated financial statements of IMPCO Technologies, Inc. (“IMPCO” or the “Company”) as of September 30, 2003 include the accounts of the Company and its majority-owned subsidiaries IMPCO-BERU Technologies B.V. (“IMPCO BV”) and Grupo I.M.P.C.O. Mexicano, S. de R.L. de C.V. (“IMPCO Mexicano”), its wholly-owned subsidiaries IMPCO Technologies, Pty. Limited (“IMPCO Pty”) and IMPCO Tech Japan K.K. (“IMPCO Japan”), and its majority-owned joint ventures Minda IMPCO Technologies Limited and CNGC-IMPCO Technologies, LLC (“CNGC”). The Company has a 40% interest in a joint venture, Minda IMPCO Limited, and uses the equity method for reporting the results of this entity. The Company plans to divest its 51% interest in CNGC and uses the equity method of reporting because the Company has determined that its control over the joint venture is temporary. The Company has purchased 50% of B.R.C. Societá Responsabilita Limitata (“BRC”). The Company uses the equity method to recognize the assets and liabilities of BRC in the Company’s consolidated results. The results of operations for the three months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the twelve months ended December 31, 2003, or for any future period.

The condensed balance sheet at December 31, 2002 has been derived from the audited financial statements at that date. In addition, the unaudited condensed statements of operations and the statements of cash flows for the nine months ended September 30, 2002 present the operating results of the Company’s former Quantum division as a discontinued operation. On July 23, 2002, the Company completed the distribution and spin-off of its Quantum division by distributing one share of Quantum Fuel Systems Technologies Worldwide, Inc. stock for every share of IMPCO common stock held on the July 5, 2002 record date. As a result of this spin-off, the Company no longer holds any interest in Quantum.

RECENT ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, (“FIN 46”). FIN 46 introduces a new consolidation model, the variable interests model, which determines control (and consolidation) based on potential variability in gains and losses of the entity being evaluated for consolidation. On October 10, 2003, the effective date of FIN 46 was deferred for public companies until the end of periods ending after December 15, 2003.

FIN 46 provides guidance for determining whether an entity qualifies as a variable interest entity (“VIE”) by considering, among other considerations, whether the entity lacks sufficient equity or its equity holders lack adequate decision-making ability. If the entity does not qualify as a VIE, then the consolidation criteria is based on previously established accounting standards. Qualifying VIEs are covered by FIN 46 and are individually evaluated for consolidation based on their variable interests. FIN 46 requires consideration and estimates of a significant number of possible future outcomes of the VIE as well as the probability of each outcome occurring. Based on the allocation of possible outcomes, a calculation is performed to determine which party, if any, has a majority of potential negative outcomes (expected losses) or a majority of the potential positive outcomes (expected residual returns), with an emphasis on negative outcomes. That party, if any, is the primary beneficiary and is required to consolidate the VIE. The Company has evaluated the potential effect of FIN 46 as of September 30, 2003 and expects that there will be no material effect on its consolidated financial statements.

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

The Company adopted SFAS No. 144 effective as of May 1, 2002. Under the provisions of SFAS No. 144, the results of operations of Quantum are presented as a discontinued operation in the Company’s condensed consolidated statements of operations. Losses from the discontinued operation, net of a tax benefit, were approximately $1.3 million ($0.09 per share) and $10.1 million ($0.76 per share) for the periods July 1, 2002 to July 23, 2002 and January 1, 2002 to July 23, 2002, respectively, and included net revenue of approximately $1.3 million and $13.8 million for the same periods, respectively.

Unaudited operating results of the discontinued operation for the periods from July 1, 2002 to July 23, 2002 and January 1, 2002 to July 23, 2002 are as follows:

	July 1, 2002 to July 23, 2002	January 1, 2002 to July 23, 2002
Revenue	$1,340,264	$13,785,414
Costs and expenses:
Cost of product sales	1,507,403	16,768,036
Research and development expense	484,457	5,150,809
Selling, general and administrative expense	1,563,319	8,059,858

Total costs and expenses	3,555,179	29,978,703
Operating loss	(2,214,915)	(16,193,289)
Interest expense	—	615,278

Loss before income taxes	(2,214,915)	(16,808,567)
Income tax benefit	(885,966)	(6,723,427)

Loss from discontinued operation	$(1,328,949)	$(10,085,140)

3)    DEBT PAYABLE

The Company’s debt payable is summarized as follows:

	December 31, 2002	September 30, 2003
(a) Bank of America NT&SA:
Revolving line of credit	$5,860,000	$—
Term loan	4,447,000	—
Capital lease and capital expenditure lines of credit facilities	2,327,000	—
(b) Senior subordinated secured promissory note—Bison Capital		—
Structured Equity Partners, LLC	—	17,352,802
(c) Revolving promissory note—LaSalle Business Credit, LLC	—	4,005,586
(d) Credit facility—Fortis Bank (formerly Mees Pierson)	715,000	—
(e) Line of credit—The Hong Kong and Shanghai Banking Corp. Ltd	540,000	577,856
(f) Factoring agreement—Heller Financial	—	353,415
(g) Notes payable	—	2,194,500
(h) Other loans	—	251,213
Other capital leases	222,000	137,766
Derivative instruments	181,000	—

	$14,292,000	$24,873,138

Less: current portion	14,191,000	7,432,209

Non-current portion	$101,000	$17,440,929

(a)  Bank of America NT&SA

On July 21, 2003 the Company completed the refinancing of the Bank of America debt and secured additional financing to complete the 50% acquisition of BRC and to provide for working capital. All of the amounts outstanding under the Bank of America agreements including accrued interest were settled in full.

(b) Senior Subordinated Secured Promissory Note—Bison Capital Structured Equity Partners, LLC

On July 18, 2003 the Company entered into an agreement with Bison Capital Structured Equity Partners, LLC to sell to Bison a senior subordinated secured promissory note in the amount of $20.0 million bearing interest at a rate of 11.25%. Interest payments are due monthly over the term of the note and the principal amount of the note is due in full on July 18, 2007. The proceeds of the note were approximately $17.3 million and resulted in a loan discount of approximately $2.7 million, which will be amortized to interest expense over the term of the note. At September 30, 2003 the carrying value of the note was approximately $17.4 million. The Bison note is secured by the foreign net assets of the Company. As of September 30, 2003, the Company was in compliance with the loan covenants.

In conjunction with the promissory note agreement the Company issued warrants to Bison to purchase 500,000 shares of the Company’s common stock at a price of $2.00. In September 2003, Bison exercised the warrants and acquired 500,000 shares of common stock.

(c) Revolving Promissory Note—LaSalle Business Credit, LLC

On July 18, 2003 the Company entered into a revolving promissory note from LaSalle Business Credit, LLC for a maximum amount of $12.0 million bearing interest at a rate of prime plus 1%. The note is payable in full on July 18, 2006. The Company’s availability under this facility is determined by a percentage of eligible accounts receivable and inventory balances as defined by the asset-based lending agreement. As of September 30, 2003, $4.0 million was outstanding under the line of credit and approximately $1.7 million was unused and available under the line. As of September 30, 2003 the Company was in compliance with the loan covenants.

(d) Credit facility—Fortis Bank

IMPCO BV has secured a € 2.3 million ($2.1 million) revocable credit facility with Fortis Bank in the Netherlands. The interest rate is determined on a weekly basis using a weighted average of several money market indices. IMPCO BV’s borrowings under this facility may not exceed the combined total of 70% of the book value of its eligible accounts receivable and 50% of the book value of its inventory (or the current market value when lower) with a maximum of € 1.0 million. At September 30, 2003, the interest rate was 4.0% with no outstanding balance.

(e) The Hong Kong and Shanghai Banking Corporation Ltd.

Line of Credit.    In April 2002, IMPCO Japan secured a ¥64.0 million ($0.6 million) line of credit facility with the Hong Kong and Shanghai Banking Corporation Ltd. (“HSBC”), Osaka Branch. This line of credit was renewed in March 2003 with a fixed interest rate of 1.685% for a period of 12 months and matures in April 2004. The line of credit is cash secured from a restricted account with National Australian Bank Limited, which issued a stand-by letter of credit to HSBC as collateral for the line of credit. At September 30, 2003, the outstanding loan balance was ¥64.0 million ($0.6 million) bearing interest at a rate of 1.685%.

(f) Factoring Agreement—Heller Financial

On July 21, 2003, Grupo IMPCO Mexicano (“GIM”) secured a 19.3 million pesos ($1.8 million) factoring agreement with recourse with Heller Financial in Mexico. Under this agreement, title to the receivables remains with GIM. The factoring agreement is valid for a period of two years and bears interest at a rate of four times the Interbank Equilibrium Interest Rate (“TIIE”) as published by Banco de Mexico. As of September 30, 2003 the outstanding balance of the factoring agreement was approximately 3.9 million pesos ($0.4 million) bearing interest at a rate of 5.0% per year.

(g) Notes payable

During April and May of 2003, the Company entered into agreements with investors to provide approximately $3.1 million in bridge loans, of which $1.4 million was from an entity related to one of the Company’s directors. The bridge loans bear interest at a rate of 12% and mature in October 2003. In conjunction with the bridge loan agreements the Company issued warrants to the investors to purchase 305,000 shares of the Company’s common stock at $2.46, or 120% of market price. During July 2003, approximately $1.0 million of the loans was repaid. As of September 30, 2003, the carrying value of the bridge loans was $2.2 million including accrued interest of $0.1 million. Negotiations are currently underway to extend the maturities of the loans outstanding.

(h) Other finance loans

In February, May, and September of 2003, the Company financed certain insurance policies through a third party lender. As of September 30, 2003 the balance of these loans was approximately $0.3 million, which mature in March 2004 and bear interest at 5.82%.

At September 30, 2003, the Company’s weighted average interest rate was 9.9%.

The LaSalle and Bison notes have loan terms of three and four years, respectively. Under the Bison agreement, the Company is obligated to pay off the note in July 2007 in the amount of $20.0 million. Under the LaSalle agreement, which has a termination date of July 2006, the Company is obligated to repay the balance owed at that time under the revolving line of credit, not to exceed $12.0 million.

4)    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Numerator:
Loss from continuing operations	$(423,082)	$(1,239,844)	$(1,528,169)	$(970,453)
Loss from discontinued operation, net of tax benefit	(1,328,949)	—	(10,085,140)	—

Net loss	$(1,752,031)	$(1,239,844)	$(11,613,309)	$(970,453)

Denominator:
Denominator for basic earnings per share—weighted average shares	14,124,373	16,459,191	13,337,112	16,443,423
Effect of dilutive securities:
Employee stock options	—	—	—	—
Warrants	—	—	—	—
Shares held in trust	—	—	—	—

Dilutive potential common shares	—	—	—	—
Denominator for diluted earnings per share adjusted weighted-average shares and assumed conversions	14,124,373	16,459,191	13,337,112	16,443,423

Basic loss per share:
Loss from continuing operations	$(0.03)	$(0.08)	$(0.11)	$(0.06)

Loss from discontinued operation, net of tax benefit	$(0.09)	$—	$(0.76)	$—

Net loss	$(0.12)	$(0.08)	$(0.87)	$(0.06)

Diluted loss per share:
Loss from continuing operations	$(0.03)	$(0.08)	$(0.11)	$(0.06)

Loss from discontinued operation, net of tax benefit	$(0.09)	$—	$(0.76)	$—

Net loss	$(0.12)	$(0.08)	$(0.87)	$(0.06)

For the three and nine months ended September 30, 2003, options to purchase 2,359,824 shares of common stock and 795,000 warrants to acquire common stock, respectively, were excluded from the computation of diluted net income per share, as the effect would be anti-dilutive. For the corresponding periods ended September 30, 2002, options to purchase 2,118,468 shares of common stock and 300,000 warrants to acquire shares of common stock, respectively, were excluded from the computation of diluted net income per share, as the effect would be anti-dilutive.

SFAS No. 123, as amended by SFAS No. 148, requires pro forma information regarding net income and net income per share to be disclosed for new options granted after fiscal year 1996. The fair value of these options was determined at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	70.1%	89.3%	70.1%	81.7%
Risk free interest rate	5.1%	2.9%	5.1%	3.4%
Expected life of the option (years)	10.0	10.0	10.0	10.0

The estimated fair value of the options is amortized to expense over the options’ vesting period for pro forma disclosures. The per share “pro forma” for the effects of SFAS No. 123, as amended by SFAS 148, is not indicative of the effects on reported net income/loss for future years. The Company’s “reported” and “pro forma” information for the three and nine months ended September 30, 2002 and 2003 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Loss as reported	$(1,752,031)	$(1,239,844)	$(11,613,309)	$(970,453)
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related taxes	199,172	209,633	597,515	628,900

Proforma net loss	$(1,951,203)	$(1,449,477)	$(12,210,824)	$(1,599,353)

Basic earnings per share:
Net loss as reported	$(0.12)	$(0.08)	$(0.87)	$(0.06)

Proforma loss	$(0.14)	$(0.09)	$(0.92)	$(0.10)

5)    COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) for the three and nine months ended September 30, 2002 and 2003 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Net loss	$(1,752,031)	$(1,239,844)	$(11,613,309)	$(970,453)
Foreign currency translation adjustment	(362,205)	224,215	668,013	1,935,138
Unrealized loss on derivative instrument	(13,211)	—	(130,212)	—
Unrealized gain on marketable security available-for-sale	—	51,359	—	52,239

Comprehensive (loss) income	$(2,127,447)	$(964,270)	$(11,075,508)	$1,016,924

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

	Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
U.S. Operations	$12,637	$12,363	$36,868	$39,155
International Operations	9,989	9,286	28,764	28,411
Intersegment Elimination	(4,096)	(2,980)	(12,280)	(10,985)

Total	$18,530	$18,669	$53,352	$56,581

	Operating Income (Loss)
	2002	2003	2002	2003
U.S. Operations	$621	$1,020	$1,776	$4,714
International Operations	374	1,029	634	2,515
Corporate Expenses (1)	(1,174)	(1,676)	(3,945)	(4,600)
Intersegment Elimination	26	39	(283)	(24)

Total	$(153)	$412	$(1,818)	$2,605

(1)	Represents corporate expenses not allocated to any of the operating segments.

7)    INCOME TAXES

Income taxes for the nine months ended September 30, 2003 were computed using the effective tax rate estimated to be applicable for the full fiscal year without giving effect to any change with respect to the valuation allowance on deferred income taxes. The effective tax rate and amount of the valuation allowance are subject to ongoing review and evaluation by management.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. The Company believes, based on its history of prior operating earnings, its completed spin-off of Quantum and its expectations of future earnings, that operating income of the Company will more likely than not be sufficient to recognize fully these net deferred tax assets. In December 2002, we recognized a $24.0 million valuation allowance based on the weight of available evidence that a portion of these deferred tax assets would not be realized within the next three years, notwithstanding that some of these assets may have longer lives under applicable tax laws. At December 31, 2002 and September 30, 2003 the total amounts recognized as net deferred tax assets on the consolidated balance sheets were $9.4 million and $10.6 million, respectively, which was net of valuation allowances of $24.0 million, respectively.

8)    BUSINESS ACQUISITION

On October 3, 2002, the Company entered into an option agreement with the equity holders of B.R.C. Societá Responsabilita Limitata (“BRC”) under which the Company was granted an option to acquire a 50% ownership interest in BRC of Italy for approximately $23.8 million, which included the issuance of approximately 2.3 million shares of Company common stock (which the parties acknowledged and agreed were valued at $10.0 million). The Company announced on May 8, 2003 that the purchase of 50% of BRC was completed pending a $7.0 million payment that represented the deferred portion of the purchase price due on September 30, 2003. On July 22, 2003, in conjunction with the refinancing of the Company, the deferred payment of $7.0 million was paid to the equity holders of BRC consequently completing the 50% acquisition of BRC. As of September 30, 2003, the Company has incurred acquisition costs of approximately $24.6 million, which is shown on the consolidated balance sheet as part of investment in affiliates. The corresponding costs incurred as of December 31, 2002 totaled $12.5 million. The Company uses the equity method of accounting to recognize the investment in and the results of BRC in the Company’s consolidated results. The unaudited condensed balance sheet for BRC as of September 30, 2003 and unaudited statements of operations for the three and nine months ended September 30, 2003 follow (in thousands):

September 30, 2003
(Unaudited)
Current assets	$24,838
Long-term assets	8,692

Total Assets	33,530

Current liabilities	$8,592
Long-term liabilities	3,927
Shareholders’ equity	21,011

Total liabilities and shareholders’ equity	$33,530

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
	(Unaudited)	(Unaudited)
Revenue	$7,006	$27,757
Costs of goods sold	4,609	18,448

Gross profit	2,397	9,309
Operating expenses	3,147	9,485

Operating loss	(750)	(176)
Interest expense, net	63	153
Other expenses	62	197

Loss before income taxes	(875)	(526)
Income tax benefit (expense)	143	(261)

Net loss	$(732)	$(787)

In accordance with the BRC option agreement, the Company has the option to acquire at least 90% ownership in BRC after the 2006 fiscal year based upon a price determined by a multiple of Earnings Before Interest and Taxes adjusted by Depreciation and Amortization and other quantitative factors.

The following supplemental unaudited condensed consolidated pro forma statements of operations for the nine months ended September 30, 2002 and 2003 are prepared to give effect to the acquisition of 50% of BRC as if the transaction had occurred on January 1, 2002 instead of July 22, 2003 (in thousands, except per share data).

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2003
Revenue	$53,352	$56,581
Net Loss	$(12,168)	$(1,278)
Net loss per share:
Basic:
Net loss	$(0.78)	$(0.08)
Diluted:
Net loss	$(0.78)	$(0.08)
Number of shares used in per share calculation (in thousands):
Basic:	15,646	16,443
Diluted:	15,646	16,443

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

On January 11, 2002, the Company completed a private placement of 2,000,000 shares of common stock at a price of $11.25 per share for $22.5 million. The Company also issued to the investors warrants to purchase an aggregate of 200,000 shares of common stock at an exercise price of $13.25 per share. Each purchaser was issued a warrant to purchase one-tenth of a share of common stock for each share of common stock purchased under the agreement. In addition, the Company issued warrants to purchase an aggregate of

100,000 shares of common stock to the placement agent in connection with the transaction. A total of 300,000 warrants were outstanding at September 30, 2003 and the warrants are exercisable at any time until January 11, 2006.

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

On March 28, 2003, the Company granted 200,000 warrants fully vesting to purchase common stock at a price of $2.51, 120% over market price, in connection with an $8.0 million standby loan commitment from a director expiring May 31, 2003 and subsequently extended to July 31, 2003. The warrants expire in four years. The commitment was not exercised. As of September 30, 2003, the Company had recognized the fair value of the warrants totaling $257,000 and had recognized $129,000 and $128,000 as part of interest expense during the second and third quarters of 2003, respectively. Additionally, on June 30, 2003 this director purchased the 10% minority interest in IMPCO Mexicano from the minority holder, who exercised his put option for $0.5 million.

On April 14, 2003, the Company issued warrants, fully vesting with a five-year expiration period, to lenders to acquire 305,000 shares of IMPCO common stock at a price 120% over the market price of $2.05 in connection with bridge loans totaling approximately $3.1 million. The loans are due and payable in October 2003. As of September 30, 2003, the Company had recognized the fair value of the warrants totaling approximately $403,000 and had amortized to interest expense $168,000 and $127,000 during the second and third quarters of 2003, respectively.

On July 21, 2003, the Company granted 500,000 warrants to Bison to acquire common stock of the Company at a price of $2.00 in connection with the senior subordinated secured promissory note with Bison in the amount of $20.0 million due in July 2007. The warrants were fully exercised during September 2003 and the corresponding number of shares of common stock is included in the number of shares outstanding as of September 30, 2003. In September 2003, the Company recognized proceeds of $1.0 million from the exercise of the warrants. As of September 30, 2003, the Company had recognized deferred interest expense and warrants outstanding in the amount of the fair value of the warrants totaling approximately $2.6 million as part of additional paid in capital on the condensed consolidated balance sheet. During the third quarter of 2003, approximately $130,000 was amortized to interest expense. The Company determined the fair value of the 500,000 warrants granted to Bison by utilizing the Black-Scholes fair value option model. The principal assumptions used were expected annual volatility (91.3%), option term (5 years), risk-free rate (2.60%), warrant price ($2.00), and market price on July 18, 2003 for Company’s common stock ($6.02).

10)    WARRANTY

Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience. Changes in the Company’s product warranty liability during the nine months ended September 30, 2003 are as follows:

	Balance at the Beginning of Period	New warranties Issued	Warranties Settled	Balance at the End of Period
Warranty reserve for the three months ended:
September 30, 2002	$286,443	40,549	(16,731)	$310,261
September 30, 2003	$434,162	20,393	(10,104)	$444,451
Warranty reserve for the nine months ended:
September 30, 2002	$202,889	147,005	(39,633)	$310,261
September 30, 2003	$452,031	60,331	(67,911)	$444,451

11)    GOODWILL

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, amortization of goodwill is no longer permitted. No such amortization expense for goodwill was recognized following the adoption of SFAS No. 142 on May 1, 2002. The following data shows the effect on net loss and net loss per share of common stock if the provisions of SFAS No. 142 had been in effect for the nine months ended September 30, 2002 and 2003.

	Nine Months Ended September 30,
	2002	2003
Net loss as reported	$(11,613,309)	$(970,453)
Add: Amortization of goodwill recorded during fiscal years prior to adoption of FAS 142, net of tax effects	138,123	—

Pro forma loss	$(11,475,186)	$(970,453)

Basic loss per share:
Net loss as reported	$(0.87)	$(0.06)
Goodwill amortization	$0.01	$—
Pro forma loss	$(0.86)	$(0.06)
Diluted loss per share:
Net loss as reported	$(0.87)	$(0.06)
Goodwill amortization	$0.01	$—
Pro forma loss	$(0.86)	$(0.06)

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

Prior to the spin-off of Quantum, we classified our business operations into three reporting segments: the Quantum division, the Gaseous Fuel Products division and International Operations. Due to the spin-off of our Quantum division on July 23, 2002, this division is now classified as a discontinued operation, and we have renamed the Gaseous Fuel Products division as the United States Operations (“U.S. Operations”). U.S. Operations sells products, including parts and conversion systems, for applications in the transportation, material handling, stationary and portable power generator and general industrial markets. Our International Operations in Australia, Europe, India, Japan, China and Mexico provide distribution for our products, predominantly from U.S. Operations, and some product assembly on engines.

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

RECENT DEVELOPMENTS

Fiscal Year.  On November 29, 2002, our board of directors approved a change in our fiscal year end from April 30 to December 31. We prepared a Transitional Report on Form 10-K covering the period from May 1, 2002 to December 31, 2002. For purposes of comparability of financial reporting during 2003, we presented our financial results for the three and six month periods ended September 30, 2002 to correspond to the new fiscal year.

Business Acquisition  On October 3, 2002, we entered into an option agreement with the equity holders of B.R.C. Societá Responsabilita Limitata (“BRC”) under which we were granted an option to acquire a 50% ownership interest in BRC for approximately $23.8 million, which included the issuance of approximately 2.3 million shares of our common stock (which the parties acknowledged and agreed were valued at $10.0 million). We announced on May 8, 2003 that the purchase of 50% of BRC was completed pending a $7.0 million payment that represented a deferred portion of the purchase price due on September 30, 2003. On July 22, 2003, in conjunction with the refinancing of our Company, the deferred payment of $7.0 million was paid to the equity holders of BRC consequently completing the 50% acquisition of BRC. As of September 30, 2003, we incurred acquisition costs of approximately $24.6 million and are shown on the consolidated balance sheet as part of investment in affiliates. The corresponding costs incurred as of December 31, 2002 totaled $12.5 million. We will use the equity method of accounting to recognize the investment in and the results of BRC in our consolidated financial results. See note 8 to the condensed consolidated financial statements for the unaudited condensed balance sheet as of September 30, 2003 and unaudited statements of operations for BRC for the three and nine months ended September 30, 2003.

In accordance with the BRC option agreement, the Company has the option to acquire at least 90% ownership in BRC after the 2006 fiscal year based upon a price determined by a multiple of Earnings Before Interest and Taxes adjusted by Depreciation and Amortization (“EBITDA”) and other quantitative factors.

Refinancing.  In July 2003, we entered into a senior subordinated secured promissory note with Bison Capital Structured Equity Partners, LLC (“Bison”) and a revolving promissory note with LaSalle Business Credit (“LaSalle”) for $20.0 million and $12.0 million, respectively. The proceeds form these lending arrangements were used to refinance approximately $11.3 million of Bank of America credit facilities, to finance the $7.0 million deferred payment to complete the 50% acquisition of BRC, and to provide for working capital.

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

RESULTS OF OPERATIONS

Net revenue and operating income for our business for the three and nine months ended September 30, 2002 and 2003 are as follows (in thousands of dollars):

	Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
U.S. Operations	$12,637	$12,363	$36,868	$39,155
International Operations	9,989	9,286	28,764	28,411
Intersegment Elimination	(4,096)	(2,980)	(12,280)	(10,985)

Total	$18,530	$18,669	$53,352	$56,581

	Operating Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
U.S. Operations	$621	$1,020	$1,776	$4,714
International Operations	374	1,029	634	2,515
Corporate Expenses (1)	(1,174)	(1,676)	(3,945)	(4,600)
Intersegment Elimination	26	39	(283)	(24)

Total	$(153)	$412	$(1,818)	$2,605

(1)	Represents corporate expenses not allocated to any of the operating segments.

Net revenue increased approximately $0.1 million, or 0.8%, to $18.7 million in the third quarter of 2003 from $18.5 million in the third quarter of 2002. The third quarter 2003 increase was due to a $2.7 million increase in net sales of our products to the industrial market and a $2.5 million decrease in net sales of our products to the transportation market. The decline in sales to the transportation market was due to a reduction of sales in both the U.S. and international transportation markets, particularly Mexico due to a slow-down in economic conditions. The $2.6 million increase in revenue in the industrial market was equally shared by sales to the U.S. industrial market and European and Asian industrial markets, which we believe are following the U.S. industrial market recovery. Net revenues for the nine months ended September 30, 2003 increased by $3.2 million, or 6.1%, to $56.6 million from $53.4 million in the corresponding period of 2002. The revenue increase was attributed to increases in the industrial market of approximately $3.6 million and a decrease in revenues to the transportation market of $0.4 million. The revenue gain in the industrial market was realized primarily in the U.S. and European markets. The revenue decline in the transportation market was realized primarily in the international market. Beginning in the fourth quarter of 2003 and continuing into 2004, we expect to realize incremental revenues for deliveries of new products including certified engine packages and fuel systems in response to the new federal regulations, effective January 1, 2004, requiring that certain “off-road” vehicles and industrial applications meet more stringent exhaust emissions standards.

Operating expenses were $5.4 million or unchanged from the third quarter of 2002. For the nine months ended September 30, 2003, operating expenses were $15.7 million or a reduction of 10.3% from $17.5 million recognized in the corresponding period of 2002. Cost reduction measures implemented during 2002 affecting sales and marketing and research and development have benefited the level of operating expenses during 2003.

Operating income increased during the third quarter of 2003 by approximately $0.6 million, or 369.3%, from a $0.2 million loss in the third quarter of 2002 to $0.4 million profit in the third quarter of 2003. The increase in operating income was associated primarily with an improvement in gross profit of $0.6 million attributable primarily to a favorable product mix within international operations. Operating income increased during the nine month period ended September 30, 2003 by approximately $4.4 million, or 243.3%, from a $1.8 million loss in the first nine months of calendar year 2002 to a $2.6 million profit in the corresponding period of 2003. The increase in operating income was attributed primarily to a reduction in operating expenses of $1.8 million and $2.6 million in higher gross profit of which $1.0 million was attributed to higher revenues and $1.6 million was associated with product mix.

US Operations Division.  For the three months ended September 30, 2003, revenue decreased by approximately $0.3 million, or 2.2% as compared to the same period in the prior year. The decrease in sales during the third quarter of 2003 was caused by a $1.7 million decrease in sales to our international operations for sales to the transportation market offset by a $1.4 million increase in sales to the industrial market. For the nine months ended September 30, 2003, revenue increased by approximately $2.3 million, or 6.2%, as compared to the same period in the prior year. The increase in sales during the first nine months of 2003 was caused by a $3.0 million increase in revenue for the industrial market offset by a $0.7 million decrease in revenue for the transportation market. We believe the increase in revenues to the industrial market is consistent with the recovery underway in the manufacturing sector of the U.S. economy.

Gross profit for the three months ended September 30, 2003 was the same as gross profit for the same period in fiscal year 2002. For the nine months ended September 30, 2003 gross profit increased approximately $0.8 million, or 8.2%, as compared to the same period in fiscal year 2002. During this nine-month period, approximately $0.2 million of the increase in gross profit was due to changes in product mix and approximately $0.6 million was due to the increase in revenue of $2.3 million.

For the three months ended September 30, 2003, operating income increased by more than $0.4 million, or 64.3%, as compared to the same period in the prior fiscal year. The increase for the three-month period was mainly due to $0.4 million in lower operating expenses due to management’s continuing focus on reducing operating expenses. For the nine months ended September 30, 2003, operating income increased by more than $2.9 million, or 165.4%, as compared to the same period in the prior fiscal year. The increase for the nine-month period was mainly due to the increase in gross profit of $0.8 million and by $2.1 million in lower operating expenses. Significant cost reductions occurred in sales and marketing and the research functions since the third quarter of 2002, which have benefited the current year’s financial results.

International Operations  For the three months ended September 30, 2003, revenue decreased by approximately $0.7 million, or 7.0%, as compared to the same period in the prior year. The decrease in sales during the third quarter of 2003 was caused by a $2.1 million decrease in revenue for the transportation market partially offset by a $1.4 million increase in revenue for the industrial market. The decline in sales to the transportation market was primarily due to a large fleet conversion program in Mexico in the prior year and a slow-down in economic conditions; however, the Mexico transportation market has grown an average of over 14% per quarter for each of the last two quarters. For the nine months ended September 30, 2003, revenue decreased by approximately $0.4 million, or 1.2% as compared to the same period in the prior year. The decline in sales during the first nine months of 2003 was caused by a $1.7 million decline in revenue for the transportation market partially offset by a $1.3 million increase in revenue for the industrial market.

Gross profit for the three months ended September 30, 2003 increased approximately $0.6 million, or 25.0%, as compared to the same period in fiscal year 2002. For the three-month period, approximately $0.8 million of the increase in gross profit was due to changes in product mix partially offset by approximately $0.2 million due to the decrease in revenue. For the nine months ended September 30, 2003 gross profit increased approximately $2.1 million, or 32.7%, as compared to the same period in fiscal year 2002. For the nine month period, approximately $2.2 million of the increase in gross profit was due to changes in product mix offset by approximately $0.1 million due to the decline in revenue.

For the three months ended September 30, 2003, operating income increased by approximately $0.7 million, or 175.1%, as compared to the same period in the prior fiscal year. The increase for the three month period was mainly due to the increase in gross profit of $0.6 million and by $0.1 million in lower operating expenses. For the nine months ended September 30, 2003, operating income increased by approximately $1.9 million, or 296.6%, as compared to the same period in the prior fiscal year. The increase for the nine-month period was mainly due to the increase in gross profit of $2.1 million partially offset by $0.2 million in higher operating expenses.

Corporate Expenses.  Corporate expenses consist of general and administrative expenses at the corporate level to support our operating segments in areas such as executive management, finance, human resources, management information systems, legal services and investor relations. As of May 1, 2002, the amortization of goodwill and other intangible assets is no longer recorded as a corporate expense due to the implementation of Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets. For the nine months ended September 30, 2002, approximately $0.3 million of amortization of goodwill and other intangibles were charged to corporate expense, respectively. Expenses for the three and nine months ended September 30, 2003 were approximately $0.5 million and $0.7 million higher than the corresponding periods of 2002, respectively, reflecting a benefit recognized in 2002 in the amount of $0.6 million for allocated corporate expenses to Quantum in connection with the July 2002 spin-off of Quantum partially offset by lower salary expenses and benefits of $0.1 million this year.

Interest Expense.  Net interest expense for the three months ended September 30, 2003 was approximately $1.6 million compared to net interest expense of approximately $0.3 million for the corresponding period of 2002, or an increase of $1.3 million, or 425.1%. This increase consists of the amortization of warrant costs, fees, and interest costs in connection with bridge loans made in the third quarter of 2003 in the amount of $0.5 million, amortization of warrants costs and interest costs associated with the Bison and LaSalle credit facilities in the amount of $0.9 million, and $0.2 million in interest payments to Bank of America and other credit facilities. Net interest expense for the nine months ended September 30, 2003 was approximately $2.8 million compared to net interest expense of approximately $0.5 million for the corresponding period of 2002, or an increase of $2.3 million, or 431.7%. The higher costs for the nine month period ended September 30, 2003 is attributable to bridge loan costs in the second and third quarters of 2003 in the amount of $1.0 million; loan facility fees, warrant costs, and interest costs for the Bison and LaSalle credit facilities for $0.9 million; and higher levels of interest income earned in 2002 due to the approximate proceeds of $40.0 million received from private placements in January and May 2002.

Losses in Unconsolidated Subsidiaries.  On July 22, 2003, we completed the 50% acquisition of BRC, and we will use the equity method of accounting for reporting our share of the unconsolidated results of BRC into our consolidated financial results for the three month period ended September 30, 2003. We recorded a pre-tax expense of approximately $0.3 million corresponding to our share of BRC net loss. Sales are typically lower in the third quarter than for the other quarters during the year since many European companies close down during August for summer vacation. BRC revenues in the third quarter of 2003 was $7.0 million as compared to $7.8 million in the same period of 2002. In addition, we recognized depreciation expense of approximately $0.1 million associated with our share of the excess of the fair value of the assets acquired and liabilities assumed over the carrying value of BRC according to the purchase method of accounting for business combinations. The allocation of the purchase price of approximately $24.6 million to the fair value of the net assets acquired has resulted in a goodwill allocation of approximately $10.2 million. Under the equity method of accounting and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we will monitor the carrying value of our investment in BRC with respect to its recoverability. In addition, $0.2 million was recognized as an expense corresponding to our share in the losses of unconsolidated joint ventures in Egypt, China, and India.

Provision For Income Taxes.  The estimated effective annual tax rate of 40% for fiscal year 2003 approximates the previous year’s tax rate of 40% excluding the effect of the $24.0 million valuation allowance recognized in the fourth quarter of 2002 (note 7). The effective tax benefit rate represents the federal statutory income tax rate; state income taxes and foreign income taxes increased by research and development credits. For the period ended September 30, 2003, we had a federal research and development tax credit carryforward available for federal income tax purposes of approximately $6.2 million that, if not used, expires between 2010 to 2022. Federal net operating loss carryforwards of $66.5 million expire between 2020 and 2021. Additionally, we have an alternative minimum tax credit carryforward available for federal income tax purposes of approximately $0.2 million and a foreign tax credit of $0.7 million that expires in December 2003 if not utilized. We also have research and development credit carryforwards for state income tax purposes of approximately $4.4 million, which do not expire for tax reporting purposes. State net operating loss carryforwards of $29.1 million expire between 2010 and 2012. In December 2002, we recognized a $24.0 million valuation allowance based on the weight of available evidence that a portion of these deferred tax assets would not be realized within the next three years, notwithstanding that some of these assets may have longer lives under applicable tax laws. At December 31, 2002 and September 30, 2003 the total amounts recognized as net deferred tax assets on the consolidated balance sheets were $9.4 million and $10.6 million, respectively, net of valuation allowances of $24.0 million, respectively.

Discontinued Operation.  As a result of the spin-off of Quantum, we no longer hold any continuing interest in Quantum. Under the provisions of SFAS No. 144, the results of operations of Quantum are presented as a discontinued operation in our condensed consolidated statements of operations. Losses from the discontinued operation, net of a tax benefit, were approximately $1.3 million and $10.1 million for the periods July 1, 2002 to July 23, 2002 and January 1, 2002 to July 23, 2002, respectively, and include net revenue of approximately $1.3 million and $13.8 million for the corresponding periods in 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES.

Our ongoing operations are funded by cash generated from operations, debt financings and sales of our equity securities. In addition, these sources of cash provide for capital expenditures and research and development, as well as to invest in and operate our existing operations and prospective new lines of business.

As of September 30, 2003, our cash and cash equivalents totaled approximately $3.0 million, compared to cash and cash equivalents of approximately $2.0 million at December 31, 2002. During July 2003, we entered into an asset-based lending facility with a maximum credit limit of $12.0 million with LaSalle and a senior subordinated secured note for $20.0 million with Bison. The proceeds from the debt facilities were used to pay off approximately $11.3 million Bank of America debt, to finance the deferred $7.0 million payment to complete the BRC acquisition and to provide additional working capital. On July 21, 2003, the Bank of America debt and accrued interest were paid in full, and on July 22, 2003, the $7.0 million deferred payment due to the equity holders of BRC was paid to complete the acquisition of BRC. In addition, in July and August of 2003, approximately $1.0 million was paid in principal and accrued interest to certain holders of short-term bridge loans. Approximately $2.2 million in bridge loans and accrued interest are still outstanding at September 30, 2003.

Advances made under the asset-based credit facility are based on a percentage of eligible inventory and accounts receivable balances. This line of credit has an initial three-year term and bears interest at prime plus 1%. There is no assurance that we will be able to borrow the maximum amount under the line of credit of $12.0 million, presently, or over the term of the facility. The lender has a secured interest in substantially all the U.S. assets of the Company. The senior subordinated secured note of $20.0 million has a four-year term and bears a fixed interest rate of 11.25%. The proceeds from the loan were approximately $17.3 million. The discount amount of $2.7 million is accounted for as a loan discount and will be amortized to interest expense over the term of the loan. The Bison note is secured by the foreign assets of the Company. As of September 30, 2003 approximately $17.4 million and $4.0 million were outstanding under the Bison and LaSalle facilities, respectively. As of September 30, 2003, there was approximately $1.7 million of unused availability under the LaSalle facility.

Our ratio of current assets to current liabilities was 1.8:1.0 at September 30, 2003 and 1.5:1.0 at December 31, 2002. At September 30, 2003, our total working capital had increased by $6.2 million to $17.4 million from $11.2 million at December 31, 2002. This increase is due primarily to the reduction of current liabilities by approximately $9.0 million as a result of the refinancing of the Bank of America debt, increases in net accounts receivable of $3.2 million, and other current assets of $1.4 million, partially offset by increases in accounts payable of $2.3 million, the issuance of bridge loans for $2.2 million, increase in accrued expenses of $1.5 million and a reduction in inventory of $1.3 million.

Net cash provided by operating activities for the nine months ended September 30, 2003 was $1.2 million, compared to $0.8 million used in operations for the nine months ended September 30, 2002. The cash flow provided by operating activities for the nine months ended September 30, 2003 of $1.2 million resulted primarily from net loss from continuing operations of $1.0 million, adjusted for non-cash charges against income for depreciation and amortization of $2.5 million, minority interests in consolidated subsidiaries of $0.5 million, our share in losses on unconsolidated affiliates of $0.3 million, and offset by a decrease in the allowance for doubtful accounts of $0.9 million. Other positive cash flows were the result of a $2.3 million increase in accounts payable, a $2.6 million increase in accrued expenses and other liabilities, and a decrease in inventory of $1.3 million. These items were offset by a $2.2 million increase in accounts receivable, a $1.2 million increase in deferred income taxes, and a $3.0 million increase in all other assets. For the comparable nine months ended September 30, 2002, cash used by operating activities was $0.8 million consisting of a net loss from continuing operations of $1.5 million, offset positively for depreciation allowance, deferred taxes, provision for bad debts, and minority interest totaling $3.4 million. Other positive influences on cash flow from operations consisted of a $3.7 million decrease in inventory, a $1.2 million increase in accounts payable, and a $0.4 million increase in accrued expenses. Offsetting negative influences included a $4.3 million increase in accounts receivable and a $3.7 million increase in other assets.

Net cash used in investing activities in the nine months ended September 30, 2003 was $13.9 million, an increase of $11.6 million from the nine months ended September 30, 2002. This increase is due primarily to costs related to the 50% acquisition of BRC totaling $12.2 million offset by a reduction in the purchase of capital equipment of $0.7 million.

Net cash provided by financing activities for the nine months ended September 30, 2003 was $12.6 million or a decrease of $15.6 million from $28.3 million provided by financing activities in the nine months ended September 30, 2002. This decline was due primarily to the net proceeds of approximately $40.0 million from our January and May 2002 private placements offset by 2002 payments on lines of credit and capital leases totaling $8.9 million. Financing activities in the first nine months of 2003 were highlighted by the new credit facilities with Bison and LaSalle totaling $21.3 million, issuance of new shares of common stock from warrant and option exercises for $1.1 million, net proceeds from bridge loans for $2.1 million, and offset by the settlement of the Bank of America debt totaling approximately $11.3 million.

For the nine months ended September 30, 2003, net increase of cash totaled $1.0 million after the effect of translation adjustments of $1.1 million. For the nine months ended September 30, 2002, the net increase of cash was $3.0 million consisting of $25.1 million provided by continuing operations and $0.5 million attributed to foreign currency translation adjustments, offset by $22.6 million used in discontinued operation.

Our subsidiary in the Netherlands has a € 2.3 million ($2.7 million) credit facility with Fortis Bank. At September 30, 2003, there was no outstanding balance under this credit facility.

Our subsidiary in Japan has a ¥64 million ($0.6 million) short-term loan facility with the Hong Kong and Shanghai Banking Corporation Ltd., Osaka Branch. At September 30, 2003, a balance of $0.6 million was outstanding.

On October 3, 2002, we entered into an option agreement with the equity holders of BRC under which we were granted an option to acquire a 50% ownership interest in BRC of Italy for approximately $23.8 million, which included the issuance of approximately 2.3 million shares of Company common stock (which the parties acknowledged and agreed were valued at $10.0 million). We announced on May 8, 2003 that the purchase of 50% of BRC was completed pending a $7.0 million payment that represented a deferred portion of the purchase price due on September 30, 2003. On July 22, 2003, in conjunction with the refinancing of our Company, the deferred payment of $7.0 million was paid to the equity holders of BRC consequently completing the 50% acquisition of BRC. As of September 30, 2003, we incurred acquisition costs of approximately $24.6 million and are shown on the consolidated balance sheet as part of investment in affiliates. The corresponding costs incurred as of December 31, 2002 totaled $12.5 million. We use the equity method of accounting to recognize the investment in and the results of BRC in our consolidated financial results.

In accordance with the BRC option agreement, we have the option to acquire at least 90% ownership in BRC after the 2006 fiscal year based upon a price determined by a multiple of EBITDA and other quantitative factors.

As a result of the refinancing of the Bank of America debt and the 50% acquisition of BRC, we have assumed additional long-term debt, which has increased our financial leverage. Interest costs over the next year are expected to be higher than in prior years. The Bison and LaSalle notes have loan terms of four and three years, respectively. Under the Bison agreement, we are obligated to pay off the note in July 2007 in the amount of $20.0 million. Under the LaSalle agreement, which has a termination date of July 2006, we are obligated to repay the balance owed at that time under the revolving line of credit, not to exceed $12.0 million.

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

The results and financial condition of our international operations are affected by changes in exchange rates between certain foreign currencies and the U.S. Dollar. Our exposure to fluctuations in currency exchange rates has increased as a result of the growth of our international subsidiaries. The functional currency for all of our international subsidiaries is the local currency of the subsidiary. An increase in the value of the U.S. Dollar increases costs incurred by the subsidiaries because most of our international subsidiaries’ inventory purchases are U.S. Dollar denominated. We monitor this risk and attempt to minimize the exposure through forward currency contracts and the management of cash disbursements in local currencies. At September 30, 2003, we had no currency forward contracts outstanding.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, (“FIN 46”). FIN 46 introduces a new consolidation model, the variable interests model, which determines control (and consolidation) based on potential variability in gains and losses of the entity being evaluated for consolidation. On October 10, 2003, the effective date for FIN 46 was deferred for public companies until the end of periods ending after December 15, 2003.

FIN 46 provides guidance for determining whether an entity qualifies as a variable interest entity (“VIE”) by considering,

among other considerations, whether the entity lacks sufficient equity or its equity holders lack adequate decision-making ability. If the entity does not qualify as a VIE, then the consolidation criteria is based on previously established accounting standards. Qualifying VIEs are covered by FIN 46 and are individually evaluated for consolidation based on their variable interests. FIN 46 requires consideration and estimates of a significant number of possible future outcomes of the VIE as well as the probability of each outcome occurring. Based on the allocation of possible outcomes, a calculation is performed to determine which party, if any, has a majority of potential negative outcomes (expected losses) or a majority of the potential positive outcomes (expected residual returns), with an emphasis on negative outcomes. That party, if any, is the primary beneficiary and is required to consolidate the VIE. We have evaluated the potential impact of FIN 46 as of September 30, 2003 and have concluded that there is no impact on our consolidated financial statements. We have evaluated the potential effect of FIN 46 as of September 30, 2003 and expects that there will be no material effect on our consolidated financial statements at adoption.

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

PART II – OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

On October 3, 2002, the Company entered into an option agreement with the equity holders of BRC under which the Company was granted an option to acquire a 50% ownership interest in BRC of Italy for approximately $23.8 million, which included the issuance of approximately 2.3 million shares of Company common stock (which the parties acknowledged and agreed were valued at $10.0 million). The Company announced on May 8, 2003 that the purchase of 50% of BRC was completed pending a $7.0 million payment that represented a deferred portion of the purchase price due on September 30, 2003. On July 22, 2003, in conjunction with the refinancing of the Company, the deferred payment of $7.0 million was paid to the equity holders of BRC consequently completing the 50% acquisition of BRC. As of September 30, 2003, the Company has incurred acquisition costs of approximately $24.6 million and is shown on the consolidated balance sheet as part of investment in affiliates. The corresponding costs incurred as of December 31, 2002 totaled $12.5 million. The Company uses the equity method of accounting to recognize the investment in and the results of BRC in our consolidated financial results.

In accordance with the BRC option agreement, the Company has the option to acquire at least 90% ownership in BRC after the 2006 fiscal year based upon a price determined by a multiple of Earnings Before Interest and Taxes adjusted by Depreciation and Amortization (“EBITDA”) and other quantitative factors.

On July 21, 2003, the Company granted 500,000 fully vested warrants to Bison to acquire common stock of the Company at a price of $2.00 in connection with the senior subordinated secured promissory note issued to Bison in the amount of $20.0 million due in July 2007. The warrants were fully exercised during September 2003 and the corresponding number of shares of common stock is included in the number of shares outstanding as of September 30, 2003. In September 2003, the Company recognized proceeds of $1.0 million from the exercise of the warrants. The warrants and the promissory note were issued pursuant to an exemption from registration provided by Rule 506 of Regulation D under the Securities Act of 1933, as amended.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

The following documents are filed as exhibits to this Quarterly Report:

Exhibit No.	Description

2.1	Sale and Purchase Agreement, dated as of October 3, 2002, between the Registrant and Mariano Costamagna, Pier Antonio Costamagna, Bruna Giachino and Carl Borgogno. (1)

2.2	Option Agreement, dated as of October 3, 2002, between the Registrant and Mariano Costamagna, Pier Antonio Costamagna, Bruna Giachino and Carla Borgogno. (1)

2.3	Shareholders Agreement, dated as of October 3, 2002, between the Registrant and Mariano Costamagna, Pier Antonio Costamagna, Bruna Giachino and Carla Borgogno. (1)

2.4	Agreement, dated as of December 15, 2002, between the Registrant and Mariano Costamagna, Pier Antonio Costamagna, Bruna Giachino and Carla Borgogno. (1)

2.5	Amendment and Waiver, dated as of April 30, 2003, between the Registrant and Mariano Costamagna, Pier Antonio Costamagna, Bruna Giachino and Carla Borgogno. (1)

3.1	Certificate of Incorporation, as currently in effect (4)

3.2	By-laws adopted July 22, 1998. (2)

10.70	Revolving Promissory Note, dated as of July 18, 2003, executed by the Registrant in favor of LaSalle Business Credit, LLC. (3)

10.71	Loan and Security Agreement, dated as of July 18, 2003, between the Registrant and LaSalle Business Credit, LLC. (3)

10.72	Securities Purchase Agreement, dated as of July 18, 2003, between the Registrant and Bison Structured Equity Partners, LLC. (3)

10.73	Pledge Agreement, dated as of July 18, 2003, between the Registrant and Bison Structured Equity Partners, LLC. (3)

10.74	Warrant Agreement, dated as of July 18, 2003, between the Registrant and Bison Structured Equity Partners, LLC. (3)

10.75	Senior Secured Subordinated Promissory Note, dated as of July 18, 2003, executed by the Registrant in favor of Bison Capital Structured Equity Partners, LLC. (3)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a). (5)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a). (5)

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. (5)

32.2	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. (5)

(1)	Incorporated by reference to the Registrant’s Form 8-K filed on July 29, 2003.
(2)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1999.
(3)	Incorporated by reference to the Registrant’s Form 8-K filed on July 29, 2003.
(4)	Incorporated by reference to Registrant’s Form 10-K for fiscal year 2001.
(5)	Filed herewith.

(b)  Reports on Form 8-K.

The Company filed a Current Report on Form 8-K on July 29, 2003 reporting that on July 18, 2003, the Company had entered into a loan and security agreement with LaSalle Business Credit, LLC and also on the same day the Company had entered into a securities purchase agreement with Bison Capital Structured Equity Partners, LLC.

The Company filed a Current Report on Form 8-K on July 29, 2003 reporting the completion of 50% acquisition of B.R.C. Responsabilita Limitata (“BRC”) of Italy as of July 22, 2003.

The Company filed a Current Report on Form 8-K on October 6, 2003 providing the December 31, 2002 consolidated financial statements for BRC and condensed consolidated pro forma financial statements for IMPCO in connection with the 50% acquisition of BRC. This report was amended on October 8, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

IMPCO TECHNOLOGIES, INC .

Date: November 14, 2003	By:	/S/ TIMOTHY S. STONE
Timothy S. Stone Chief Financial Officer and Treasurer [Authorized Signatory]