Form 10-K
period 2003-12-31
IMPCO TECHNOLOGIES INC
filed 2004-03-22
CIK 790708

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of June 30, 2003, the end of the registrant’s most recent second fiscal quarter, was approximately $101.0 million based upon the closing sale price of the Registrant’s Common Stock on such date, as reported on the Nasdaq National Market.

As of March 18, 2004, the Registrant had 18,591,021 shares of Common Stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Statements about our plans, intentions and expectations are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and assumptions. We use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of these words and similar expressions to help identify forward-looking statements. These statements are not guarantees of future performance or courses of actions and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors” and elsewhere in this Annual Report. You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of this Annual Report.

PART I

Item 1.    Business.

Overview

We design, manufacture and supply advanced systems that store gaseous fuels and monitor and control the pressure and flow of those fuels for use in internal combustion engines. Our components and systems enable internal combustion engines to operate on natural gas or propane. Our products improve efficiency, enhance power output, and reduce emissions by electronically sensing and regulating the proper proportion of fuel and air required by the internal combustion engine. Additionally, we have extensive engineering, design and systems integration experience with our customers’ requirements for product performance, durability and physical configuration. Based on over 45 years of technology development and expertise in producing cost-effective, safe and durable fuel technology systems, we believe we are positioned to provide enabling products and technologies in the rapidly expanding alternative fuel industry.

Our customers use our components and systems on engines ranging from one to 4,000 horsepower. We provide gaseous fuel components and systems to the transportation market and the industrial market, which includes the material handling and stationary and portable power generation markets.

A number of original equipment manufacturers, or OEMs, in the automotive, industrial and power generation industries, who are our customers, are developing alternative clean power systems using clean burning gaseous fuels, which decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions of internal combustion engines. We offer the following products, kits and systems to these customers:

•	systems integration—services to integrate the gaseous fuel storage, fuel delivery and/or electronic control components and sub-systems to meet OEM and aftermarket requirements.

•	fuel delivery—pressure regulators, fuel injectors, flow control valves, and other components and systems designed to control the pressure, flow and/or metering of gaseous fuels;

•	electronic controls—solid-state components and proprietary software that monitor and optimize fuel pressure and flow to meet manufacturers’ engine requirements; and

•	gaseous fueled internal combustion engines—engines manufactured by OEMs that are integrated with our fuel delivery and electronic control system.

We have been producing and selling gaseous fuel systems and components for over 45 years. We sell these systems and components directly to end users, OEMs and the aftermarket through more than 400 distributors and dealers worldwide.

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

Net consolidated revenues for the fiscal year ended December 31, 2003 were approximately $74.7 million with a net loss of $6.9 million. As discussed below in greater detail, on July 23, 2002 we spun off our Quantum division to our stockholders by distributing one share of Quantum Fuel Systems Technologies Worldwide, Inc. (“Quantum”), common stock for every share of IMPCO common stock to holders of record as of July 5, 2002. Since July 23, 2002 we no longer own any interest in Quantum, and we are no longer involved in developing and marketing fuel cell technologies, although we have entered into a three-year strategic alliance agreement with Quantum, under which we and Quantum may use jointly developed technologies in our respective markets.

Recent Developments

Capital Transactions.

On December 19, 2003 we concluded the issuance and sale of 1,500,000 shares of common stock to the selling stockholders for a price of $6.40 per share, yielding net proceeds of approximately $9.0 million after discounts and commissions. The offering was conducted as a private placement under Section 4(2) of the Securities Act and Rule 506 promulgated thereunder. The proceeds of this offering were used to retire short-term debt and for working capital.

On July 22, 2003 we refinanced our debt to retire our $11.3 million debt to Bank of America, to finance the $7.0 million deferred payment to complete the 50% acquisition of B.R.C. Societá Responsabilitá Limitata (“BRC”) and to provide working capital. The debt restructuring consisted of two new loans. First, we entered into a senior subordinated secured promissory note and a related securities purchase agreement with Bison Capital Structured Equity Partners, LLC (“Bison”) for an aggregate borrowing of $20.0 million, with net proceeds of $17.3 million, and we issued to an affiliate of Bison warrants to purchase up to 500,000 shares of our common stock. The Bison loan has a nominal interest rate of 11.25%, subject to certain adjustments, and matures on July 22, 2007. Interest on the Bison loan is payable monthly in arrears. During periods in which an event of default exists under the Bison loan agreement, the interest rate increases at a rate of 0.50% per month up to a maximum of 6 months or 3%, and in certain circumstances, interest payments during an event of default can be capitalized, or added to the principal amount outstanding. Additionally, we entered into a revolving loan and security agreement and a related secured promissory note with LaSalle Business Credit, LLC (“LaSalle”). The LaSalle loan has a maximum borrowing limit of $12.0 million, with availability based upon a percentage of eligible inventory and eligible accounts receivable, and has an adjustable interest rate of 1% above LaSalle’s prime rate as announced from time to time and matures on July 22, 2006. Interest on the LaSalle loan is payable monthly in arrears. During periods in which an event of default exists under the LaSalle loan agreement, the interest rate increases to 2% above LaSalle’s prime rate. The Bison and LaSalle loans contain cross-default provisions such that an event of default existing under one loan generally constitutes an event of default under the other.

Business Acquisition.

On October 3, 2002, we entered into an option agreement with the equity holders of BRC. Under the option agreement, we obtained the right to purchase from those equity holders 50% of the outstanding equity interest of BRC for approximately $23.8 million, which included the issuance of approximately 2.3 million shares of Company common stock (which the parties acknowledged and agreed were valued at $10.0 million). We announced on May 8, 2003 that we had exercised the option and that the purchase of 50% of BRC was completed pending a $7.0 million payment that represented a deferred portion of the purchase price due on September 30, 2003. On July 22, 2003, in conjunction with the refinancing of our debt as discussed above, we paid the deferred payment of $7.0 million to the equity holders of BRC completing the acquisition of the 50% equity interest in BRC. As of December 31, 2003, we incurred acquisition costs of approximately $24.6 million, which are shown on the consolidated balance sheets as part of investment in affiliates. The corresponding costs incurred as of December 31, 2002 totaled $12.5 million. We use the equity method of accounting to recognize the investment in and the results of BRC in our consolidated financial results.

In accordance with the sale and purchase agreement executed in connection with the BRC investment, and subject to certain specified conditions, we have the option to acquire from the BRC equity holders at least 90% ownership in BRC after the 2006 calendar year based upon a price determined by a multiple of Earnings Before Interest and Taxes adjusted by Depreciation and Amortization (“EBITDA”) and other quantitative factors.

Change in fiscal year.

Our fiscal year had traditionally ended on April 30, and our fiscal quarters on July 31, October 31 and January 31. On November 14, 2002 we changed our fiscal year so that effective January 1, 2003 our fiscal year will be the calendar year. As a result, we filed a transition report on Form 10-K covering the transition period from May 1, 2002 through December 31, 2002.

Alternative Fuel Industry

Overview.

We focus on the alternative fuel industry. Three independent market factors—economics, energy independence and environmental concerns—are driving the development of alternative fuel industry technology and markets. We believe the historic price differential between propane or natural gas and gasoline drives the economics of the alternative fuel market. The price of clean fuels such as natural gas or propane are typically 40% to 60% that of traditional liquid fuels such as gasoline. By converting an internal combustion engine to run on propane or natural gas customers can capitalize on the fuel price differential and reduce harmful vehicle emissions emitted from liquid fueled engines.

End users typically can recoup the cost of the conversion within six to eighteen months, depending on the fuel cost disparity prevailing at the time. Transportation companies in various countries, including Australia, Mexico, India and China, are taking advantage of these economics.

Among our most active customers are taxi companies, transit and shuttle bus companies, and companies with extensive delivery fleets such as Coca Cola, Frito-Lay, Pepsi Cola and United Parcel Service. Small and large industrial engine users in the power generation market capitalize on the cost benefits of using alternative fuels and their low-pollutant capabilities. For example, forklift users often operate equipment indoors where toxic emissions are a concern. In all these situations, it is relatively easy to establish centralized fueling stations. Because of the global price differential in favor of gaseous fuels compared to gasoline, their availability in third-world markets and their lower pollutants, the alternative fuel industry market potential is growing rapidly. Approximately 57% of our revenues are derived from sales outside the United States, of which Mexico accounted for 16% of sales and Europe accounted for 29% of sales for the fiscal year ended December 31, 2003.

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

Governmental emission regulations, which support the use of clean burning alternative fuels, are also expanding the alternative fuel industry growth. The negative environmental impact associated with liquid fossil fuels further increases the demand for systems that use clean burning fuels. Internal combustion engines are a major source of air pollution, which has led to increased government regulation and oversight on vehicle and industrial engine emissions. The U.S. Department of Energy estimates that conventional motor vehicles fueled with natural gas emit 80% less carbon monoxide and nitrogen oxide than vehicles fueled by reformulated gasoline. Most major international cities are experiencing significant pollution from gasoline and diesel emissions. These cities also have the largest concentrations of fleet operators, and many of these cities are taking steps to reduce emissions, typically by implementing natural gas or propane-fueled vehicles. For example, in Mexico City, Milan and Rome, Italy the governments have taken steps such as prohibiting the use of certain vehicles on designated days of the week.

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

The Asia region is emerging as a significant growth market for alternative fuel vehicles. China, already the world’s second-largest energy consumer, will continue to grow in importance on world energy markets as many forecasts suggest that strong economic growth will drive up demand.

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

In North America alone there are more than 100,000 pieces of industrial off-highway equipment manufactured each year that use internal combustion engines. With new emission regulations being imposed, these OEMs will require advanced technologies that permit the use of gaseous fuels in order to satisfy not only the regulation, but also the customers’ requirements for durability, performance and reliability. IMPCO has developed and is currently supplying a series of advanced technology fuel systems to the industrial OEM market under the brand name Spectrum. IMPCO and its industrial brands focus on serving over 70% of the market with fuel systems, services and emission certified engine packages.

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

Competitive Advantages

We believe we can extend our technological leadership position in the alternative fuel industry based on our history of success in the designing, manufacturing and commercializing advanced fuel delivery systems and components, our relationships with leading companies in transportation and industrial markets, our financial commitment to research and development and our proven ability to develop and commercialize new products. We believe our competitive strengths include:

Industry Leader.    We have derived a technology and product leadership position from the broad application and integration of our technologies and enabling systems into the established and expanding alternative fuel industry. Over the past nine years we have invested approximately $130 million in research and development. This investment, coupled with our history and experience in this industry, has provided us with a strong technology base for new product innovation for internal combustion engines, particularly in our industrial markets. Additionally, we believe our acquisition of 50% of BRC will expand our technology and product leadership position. BRC has been developing, manufacturing and marketing alternative gaseous fuel products and systems for automobiles for more than twenty years.

Proven Manufacturing Methods.    We have more than four decades of experience in the manufacture, development and integration of alternative fuel technologies and products. We currently maintain manufacturing and production facilities in the United States, Europe, Mexico and Australia, which produce a broad range of products and services, including components, systems and specialty vehicle assembly. Our U.S., Australian and European facilities have achieved ISO-9000 or QS-9000 certification. QS-9000 is the common supplier quality standard for Chrysler Corporation, Ford Motor Company and General Motors. QS-9000 applies to suppliers of production materials, production and service parts, heat-treating, painting and plating and other finishing services. ISO-9000 is a set of three individual, but related, international standards on quality management and quality assurance. These standards were developed to document effectively the quality controls necessary to maintain efficient systems. Our 50% acquisition of BRC further expands our ability to manufacture and produce products in Europe and South America. Additionally, BRC provides a broader manufacturing capability such as machining centers and electronic circuit board production to enable us to more readily realize cost reductions as opposed to purchasing from outside vendors.

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

Positioned for Global Growth.    With ten foreign facilities and over 400 distributors and dealers in more than 30 countries outside the United States, we believe that we are positioned to capitalize on global growth opportunities. We believe that the alternative fuel markets will grow dramatically internationally, particularly in China, India, Japan, Mexico and Southeast Asia, because of the existing urban pollution problems and economics that favor alternative fuels versus gasoline. Our acquisition of the BRC equity interest strengthens our global position by adding an additional 200 distributors and dealers in all 15 European nations, as well as ten Eastern European countries, and a number of developing countries including Brazil, Argentina, Chile, Australia, India, China, Thailand and South Korea.

Business Strategy

We believe that the successful execution of the following strategic objectives will enable us to maintain and expand our leadership position in the advanced fuel technologies industry.

Capitalize on our Strong Technology Leadership Position.    We are a leading developer and manufacturer of fuel metering and electronic control systems for the alternative fuel industry. Management believes our position results from our current technology advantage and our investment in research and development. Our investment has permitted us to develop and supply new technology and products to our target markets, which are transitioning to gaseous-fueled internal combustion engines, and management believes these trends will continue to grow as liquid fossil fuels become increasingly scarce and expensive to develop. We also plan to develop new technologies and expand our product and system integration capabilities to an increasingly larger and more diversified customer base. Our 50% acquisition of BRC strengthens and broadens our leadership position.

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

Develop and Expand Key Industry Relationships.    We plan to utilize the successful technical and business relationships and reputation we have established worldwide with major industry leaders using alternative fuel products to enable us to establish and maintain strategic alliances, joint product development programs and joint ventures with these companies in our target markets. We will concentrate our efforts on broadening our OEM relationships in an effort to establish strong top-tier supplier positions based on our belief that OEMs will drive industry growth in the alternative fuel industry. The 50% purchase of BRC expands our OEM relations with countries, particularly in Latin America, Europe and Asia.

Expand and Broaden Systems Integration Expertise.    We expect to continue to broaden our capabilities to provide integration, testing, validation and manufacturing of our products and systems into the transportation, material handling, stationary and portable power generation and general industrial markets. As more OEMs seek to reduce costs and shorten time to market by outsourcing key tasks and reducing numbers of suppliers, we are focused increasingly on capturing additional revenue opportunities by expanding into value-added services, such as systems integration. For example, we have established an industrial systems unit in Michigan to integrate our products into engines that will be sold to industrial OEMs, who in turn will install these engines into end products.

Increase Bases of Business Operations and Distributor Network in High-Growth Global Regions.    We plan to expand our operating network in high-growth regions, such as Asia, Europe and Latin America, to take advantage of significant growth opportunities that we believe exist in those areas. We intend to capitalize on these growth opportunities through acquisitions and joint ventures, strengthening of our distributor network and developing key local business and governmental support and recognition. In addition, our recent joint venture agreements with Minda Industries Limited India and with CNGC, a subsidiary of China National Petroleum Co., expand our presence in the Indian and Chinese markets, respectively. Additionally, we are developing working relationships with several foreign governments. We believe that working with local governments and establishing joint ventures with local business leaders is essential to expanding into international markets. For example, our discussions with government officials have led to our involvement in developing regulations in Mexico. Management expects that our acquisition of BRC equity interest will further expand our presence in the global transportation market.

Expand our Global Manufacturing Operations.    We plan to expand our current QS-9000 manufacturing operations in the United States and Mexico by establishing manufacturing sites in low-cost locations with a continued focus on quality, timely delivery and operating efficiency. In addition, we anticipate that the manufacturing strengths of BRC, coupled with the additional product volume will result in productivity improvements.

Customers and Strategic Relationships

Our customers include some of the world’s largest OEMs and engine manufacturers, including Ashok Leyland, Boss Manufacturing, Caterpillar, Clark, Cummins, Daewoo, Detroit Diesel, Ford Australia, GM Holden, Kohler, Komatsu, Mazda, Mitsubishi, Onan, Still and Toyota.

We are working with a number of these customers to address their future product and application requirements as they integrate more advanced, certified gaseous fuel systems and engines into their business strategies. Additionally, we continually survey and evaluate the benefits of joint ventures, acquisitions and strategic alliances with our customers and other participants in the alternative fuel industry to strengthen our global business position.

We have focused our strategic alliances on our marketing strategy and/or on our development strategy. Our marketing strategy seeks to expand the distribution channels and OEM customer base for our gaseous fuel system technologies. Our development strategy is to advance the state of technology and its application.

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

We believe that the ongoing Quantum alliance will expedite the commercialization and integration of advanced gaseous storage and handling systems and products into our broader global alternative fuel markets, including automotive after-market, material handling, portable and stationary internal combustion engine-based power generation, and general industrial markets. In addition, we believe that the spin-off will enable IMPCO to optimize its growth strategies as a separate, stand-alone entity, based on its capitalization and financing requirements, acquisition strategies, working capital requirements, projected cash flows from operations and credit ratings.

Management plans to establish similar relationships with leading manufacturers by using our systems integration capabilities and our leading technology position in gaseous fuel products and systems.

Products and Services

Our products include gaseous fuel regulators, fuel metering, fuel shut-off valves, fuel delivery systems, complete engine systems, and electronic controls for use in internal combustion engines for the transportation, material handling, stationary and portable power generator and general industrial markets. In addition to these core products, which we manufacture, we also design, assemble and market ancillary components required for complete systems operation on alternative fuels.

All of our products are designed, tested and validated in accordance with our own internal requirements, as well as tested and certified with major regulatory and safety agencies throughout the world, including Underwriters Laboratories (UL) in North America and TÜV in Europe. The following table describes the features of our products:

Products		Features
Fuel Metering	•	Designed to operate on propane, natural gas or digester gas fuels

	•	Electronic control overlays allow integration with modern emissions monitoring systems for full emissions compliance capability

	•	Designed for high resistance to poor fuel quality

Fuel Regulation	•	Reduces pressure of gaseous and liquid fuels

	•	Vaporizes liquid fuels

	•	Handles a wide range of inlet pressures

Fuel Shut-Off	•	Mechanically or electronically shuts off fuel supply to the regulator and engine

	•	Available for low-pressure vapor natural gas and high-pressure liquid propane

	•	Designs also incorporate standard fuel filtration to ensure system reliability

Products		Features

Electronics & Controls	•	Provides closed loop fuel control, allowing integration with existing sensors to ensure low emissions

	•	Integrates gaseous fuel systems with existing engine management functions

Engine Systems	•	Turnkey kits for a variety of engine sizes and applications

	•	Customized applications interface per customer requirements

Full Systems	•	Complete vehicle and equipment systems for aftermarket conversion

	•	Complete engine and vehicle management systems for heavy-duty engine on-highway truck and bus operation on natural gas

	•	Complete engine and vehicle management systems for off-highway and industrial engines used for material handling, pumping and industrial applications

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

For the fiscal year ended December 31, 2003, sales to distributors (including company-owned distributors) accounted for 45% of our net revenue and sales to OEM customers accounted for approximately 55% of our net revenue. During the transition period beginning May 1, 2002 and ending December 31, 2002, sales to distributors accounted for 56% of our net revenue and sales to OEM customers accounted for 44% of net revenues. This change is due to increased revenues to OEM domestic customers.

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

Manufacturing

We manufacture and assemble products at our facilities in Cerritos, California, Sterling Heights, Michigan and at our international facilities. Current manufacturing operations consist primarily of mechanical assembly and light machining. We rely on outside suppliers for parts and components and obtain components for products from a variety of domestic and foreign automotive and electronics suppliers, die casters, stamping operations, specialized diaphragm manufacturers and machine shops. For the fiscal year ended December 31, 2003, ten suppliers accounted for approximately 71% of our raw material purchases. During our fiscal years 2001 and 2002, the transition period ended December 31, 2002, and the fiscal year ended December 31, 2003, General Motors Corporation, and affiliates of General Motors, accounted for approximately 29%, 9%, 12% and 33% respectively, of purchases. . During our fiscal years 2001 and 2002, the transition period ended December 31, 2002, and the fiscal year ended December 31, 2003, Rangers Die Casting Company accounted for approximately 12%, 8%, 8% and 7%, respectively, of purchases.

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

Research and Development

Our research and development facility near Seattle, Washington is dedicated to the research and development of systems and products that support the use of gaseous fuels in internal combustion engines. This facility has sophisticated, state-of-the-art research laboratories, emissions control equipment, and testing equipment. Our research and development is focused on fuel delivery and electronic control systems and products for motor vehicles, engines, forklifts, stationary engines and small industrial engines.

We have the following technical capabilities:

•	Electronic Control Systems. Specialization in hardware design and selection, engine modeling, calibration and software design for engine and emission controls;

•	Mechanical Design and Development. Specialization in pneumatic, kinematics, hydraulic components and systems and advanced materials, structural, flow and thermal analysis;

•	Advanced Catalysts. Catalyst and emission testing;

•	Advanced Products. Injectors, pressure sensors and bi-directional mass flow sensors, fuel management, mass flow sensors for natural gas measurement and “smart” sensors using 8-bit micro-controllers; and

•	Component, Subsystem and Engine System Test Facilities. Extended vibrations, shock loads and accelerations, flow simulations and pneumatic leak checks.

We believe this facility is a critical component in our ability to maintain our technological leadership position in alternative fuel enabling systems.

We conduct alternative fuel application development at the following facilities:

•	Cerritos, California for the power generation market;

•	Seattle, Washington for the transportation market and industrial markets;

•	Sterling Heights, Michigan for the industrial market.

•	Rijswijk, Holland for the industrial and transportation market; and

•	Cheltenham, Australia for the transportation market.

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

Backlog

As of March 8, 2004, our backlog for our products was $32.0 million as compared to $13.5 million on February 28, 2003. We measure backlog for our product sales from the time orders become irrevocable, which generally occurs 90 days prior to the planned delivery date. Some of our backlog may not be shipped, and revenues from such shipments may not be recognized in Fiscal 2004, or not at all.

Employees

As of December 31, 2003, we employed approximately 373 persons. Of these employees, our U.S. Operations employed approximately 245 and 128 were employed by our International Operations. None of our employees are represented in a collective bargaining agreement. Management considers our relations with our employees to be good.

Intellectual Property

We currently rely primarily on patent and trade secret laws to protect our intellectual property. We currently have 11 U.S. patents and 15 foreign patents issued. Our U.S. patents began expiring in October 2002 and will expire on various dates until May 2020. We do not expect the expiration of our patents to have a material affect on our revenues.

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

Item 2.    Properties.

Facilities

Our executive offices and our Gaseous Fuel Products division are located in Cerritos, California. We currently lease additional manufacturing, research and development and general office facilities in the following locations set forth below:

Location	Principal Uses	Square Footage

Cerritos, California	Corporate offices; manufacturing; design, development and testing	105,000

Sterling Heights, Michigan	Sales, marketing application, development and assembly	78,000

Seattle, Washington	Research and development	26,000

Rijswijk, Holland	Sales, marketing application, development and assembly	16,000

Cheltenham, Australia	Sales, marketing application, development and assembly	15,000

Sydney, Australia	Sales, marketing and assembly	7,500

Mexico City, Mexico	Sales, marketing application, development and assembly	12,000

Gurgaon, India	Sales, marketing application, development and assembly	18,000

Fukuoka, Japan	Sales, marketing and assembly	4,000

Cherasco, Italy*	Sales, marketing application, development and assembly	250,000

*The Cherasco, Italy facility is operated by our unconsolidated subsidiary, BRC.

We also lease nominal amounts of office space in France and the United Kingdom.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

No Matters were submitted for the vote or approval of our security holders during the quarter ended December 31, 2003.

PART II

Item 5.    Market for Company’s Common Equity and Related Stockholder Matters.

Our common stock is traded on the Nasdaq National Market under the symbol “IMCO.” The following table sets forth, for the periods indicated, the closing high and low sale prices of our common stock as reported on the Nasdaq National Market. Closing high and low sale prices for fiscal year 2002 and the eight-month transition period ended December 31, 2002 have been adjusted for the Quantum spin-off on July 23, 2002.

	High	Low
Fiscal Year Ended April 30, 2002
First Quarter	$22.40	$13.33
Second Quarter	$16.48	$6.14
Third Quarter	$9.84	$6.10
Fourth Quarter	$9.43	$5.59
Eight-month Transition Period Ended December 31, 2002 (1)
May 1, 2002 – June 30, 2002	$7.95	$4.50
July 1, 2002 – September 30, 2002	$5.51	$2.48
October 1, 2002 – December 31, 2002	$4.95	$3.88
Fiscal Year Ended December 31, 2003
First Quarter	$4.65	$2.01
Second Quarter	$6.15	$1.85
Third Quarter	$8.33	$5.20
Fourth Quarter	$8.82	$6.19

(1)	On November 14, 2002, we changed our fiscal year end to December 31.

On March 17, 2004 the closing sale price of our common stock on The Nasdaq National Market was $5.08 per share. As of January 9, 2004, there were approximately 517 holders of record of our common stock.

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

Item 6.    Selected Financial Data.

The following table sets forth our selected consolidated financial data for the year ended December 31, 2003 and each of the four fiscal years ended April 30, 2002, 2001, 2000, 1999 and for the eight-month transition period ended December 31, 2002, as well as a comparative eight-month period ended December 31, 2001. With the exception of the comparative eight month period ended December 31, 2001, which has been derived from our unaudited financial data, this data has been derived from our audited consolidated financial statements and should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein. The financial results of Quantum are shown below as a loss on discontinued operation, net of tax.

	Fiscal Year Ended April 30,				Eight Months Ended December 31,		Fiscal Year Ended December 31,
	1999	2000	2001	2002	2001	2002	2003
Statement of Operations:
Revenue	$62,358	$90,475	$80,539	$67,676	$45,707	$46,421	$74,740
Cost and expenses:
Cost of sales	36,832	54,718	49,499	44,542	29,185	33,071	51,780
Research and development expense	2,710	2,620	5,870	5,856	3,712	2,635	3,803
Selling, general and administrative	12,420	17,849	18,562	19,676	13,075	11,922	19,638
Operating income (loss)	10,396	15,289	6,610	(2,399)	(266)	(1,207)	(481)
Interest expense	1,213	1,524	1,088	1,164	933	995	4,039
Interest income	43	82	1,309	236	112	112	—
Gain on sale of subsidiary (1)	2,169	—	—	—	—	—	—
Income (loss) from continuing operations (net of tax) (4)	9,161	10,033	3,674	(2,220)	(908)	(25,279)	(6,900)
Loss on discontinued operation (net of tax)	(2,830)	(6,968)	(16,777)	(25,016)	(17,908)	(3,115)	—
Net income (loss)	6,311	3,065	(13,103)	(27,237)	(18,816)	(28,394)	(6,900)
Dividends on preferred stock	531	—	—	—	—	—	—
Net income (loss) applicable to common stock	$5,800	$3,065	$(13,103)	$(27,237)	$(18,816)	$(28,394)	$(6,900)
Net income (loss) per share (1)(2):
Basic:
Income (loss) from continuing operations	$1.26	$1.18	$0.37	$(0.20)	$(0.09)	$(1.76)	$(0.41)
Loss from discontinued operation	$(0.39)	$(0.82)	$(1.69)	$(2.25)	$(1.71)	$(0.22)	$—
Net income (loss)	$0.80	$0.36	$(1.32)	$(2.45)	$(1.80)	$(1.98)	$(0.41)
Diluted:
Income (loss) from continuing operations	$1.03	$1.09	$0.33	$(0.20)	$(0.09)	$(1.76)	$(0.41)
Loss from discontinued operations	$(0.32)	$(0.76)	$(1.52)	$(2.25)	$(1.71)	$(0.22)	$—
Net income (loss)	$0.71	$0.33	$(1.19)	$(2.45)	$(1.80)	$(1.98)	$(0.41)
Number of shares used in per share computation (2)(3):
Basic	7,293	8,489	9,935	11,098	10,445	14,376	16,643
Diluted	8,976	9,232	11,049	11,098	10,445	14,376	16,643
Balance Sheet Data:
Total current assets	$52,120	$73,385	$79,636	$61,825	$60,439	$35,243	$44,129
Total assets	73,562	95,016	120,763	123,449	117,270	75,978	101,136
Total current liabilities	16,892	23,756	28,089	33,110	20,332	24,038	21,990
Long-term obligations, less current portion	13,894	23,344	7,998	5,393	25,236	101	19,195
Stockholders’ equity	41,449	45,379	82,631	82,678	69,401	49,622	57,129

(1)	Represents gain on sale of 49% interest in IMPCO BV by BERU Aktiengesellschaft during fiscal 1999. We recorded a pre-tax gain of $2.2 million and an after-tax gain of $1.8 million or $0.20 per share.
(2)	During fiscal year 1999, all of our preferred stock was converted to common stock and the diluted earnings per share was calculated as though the conversion occurred at the beginning of fiscal year 1999.
(3)	See note 1 of the notes to the consolidated financial statements included elsewhere in this Form 10-K for an explanation of the method used to determine the number of shares used to compute the net income per share.
(4)	Includes in the eight months ended December 31, 2002 a $24.0 million valuation allowance to establish a reserve for the deferred tax assets that are unlikely to be realized in the next three years (See “Critical Accounting Policies” beginning at p. 19 below)

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read this discussion together with the financial statements and notes thereto and the other financial information included in this Annual Report on Form 10-K. Some of the information discussed in this section represents “forward looking statements” within the meaning of federal securities laws. Please refer to the Note Regarding Forward Looking Statements at the top of page 1 when reviewing the following discussions.

Overview

We design, manufacture and supply components that store gaseous fuels and monitor and control the pressure and flow of those fuels for use in internal combustion engines. Historically, most of our revenues have been derived from the sale of the products that enable traditional internal combustion engines to run on clean burning alternative fuels such as propane and natural gas instead of gasoline. Based on over 45 years of technology development and expertise in producing cost-effective, safe, and durable fuel technology systems for engines, we believe that we are positioned to provide enabling products and technologies in the rapidly expanding alternative fuel industry.

Our U.S. Operations division sells products, including parts and conversion systems, for applications in the transportation and industrial markets, which include the material handling, stationary and portable power generator and general industrial markets. Our International Operations division provides distribution for our products in Asia, Australia, Europe, India, Japan and Mexico, predominantly from our U.S. Operations division and some product assembly. We classify the results of the Quantum division, which was spun-off in July 2002, as a discontinued operation on our consolidated financial statements.

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

We have included a discussion on the Quantum reporting segment since the financial results of Quantum were included in the transition period ended December 31, 2002 and our fiscal years ended April 30, 2001 and 2002 consolidated results of operations. As a result of the spin-off of Quantum, we have reported Quantum as a discontinued operation. Readers should note that financial data that includes periods before the Quantum spin-off may not present a meaningful comparison with later periods because of the effect of the discontinued operation. Management expects the Quantum spin-off to have a favorable effect on our results of operations and cash flows from operations.

Capital Transactions.

On December 19, 2003 we concluded the issuance and sale of 1,500,000 shares of common stock to certain institutional investors at $6.40 per share, yielding net proceeds of approximately $9.0 million after discounts and commissions. The offering was conducted as a private placement under Section 4(2) of the Securities Act and Rule 506 promulgated thereunder. The proceeds of this offering were used to retire short-term debt and for working capital.

On July 22, 2003 we refinanced our debt to retire our $11.3 million debt to Bank of America, to finance the $7.0 million deferred payment to complete the 50% acquisition of B.R.C. Societá Responsabilitá Limitata (“BRC”), and to provide working capital. The debt restructuring consisted of two new loans. First, we entered into a senior subordinated secured promissory note and a related securities purchase agreement with Bison Capital Structured Equity Partners, LLC (“Bison”) for an aggregate borrowing of $20.0 million, with net proceeds of approximately $17.3 million, and we issued to an affiliate of Bison warrants to purchase up to 500,000 shares of our common stock. The Bison loan has a nominal interest rate of 11.25%, subject to certain adjustments, and matures on July 22, 2007. Interest on the Bison loan is payable monthly in arrears. During periods in which an event of default exists under the Bison loan agreement, the interest rate increases at a rate of 0.50% per month up to a maximum of 6 months or 3%, and in certain circumstances, interest payments during an event of default can be capitalized, or added to the principal amount outstanding. Additionally, we entered into a revolving loan and security agreement and a related secured promissory note with LaSalle Business Credit, LLC (“LaSalle”). The LaSalle loan has a maximum borrowing limit of $12.0 million, with availability based upon a percentage of eligible inventory and eligible accounts receivable, and has an adjustable interest rate of 1% above LaSalle’s prime rate as announced from time to time and matures on July 22, 2006. Interest on the LaSalle loan is payable monthly in arrears. During periods in which an event of default exists under the LaSalle loan agreement, the interest rate increases to 2% above LaSalle’s prime rate. The Bison and LaSalle loans contain cross-default provisions such that an event of default existing under one loan generally constitutes an event of default under the other. At December 31, 2003 the amount borrowed under the LaSalle facility was $5.2 million with $1.8 million of availability. See also “Liquidity and Capital Resources.”

On October 3, 2002, we entered into an option agreement with the equity holders of BRC. Under the option agreement, we obtained the right to purchase from those equity holders 50% of the outstanding equity interest of BRC for approximately $23.8 million, which included the issuance of approximately 2.3 million shares of Company common stock (which the parties acknowledged and agreed were valued at $10.0 million). We announced on May 8, 2003 that we had exercised the option and that the purchase of 50% of BRC was completed pending a $7.0 million payment that represented a deferred portion of the purchase price due on September 30, 2003. On July 22, 2003, immediately after the refinancing of our debt as discussed above, we paid the deferred payment of $7.0 million to the equity holders of BRC completing the acquisition of the 50% equity interest in BRC. As of December 31, 2003, we had incurred acquisition costs of approximately $24.6 million, which are shown on the consolidated balance sheet as part of investment in affiliates. The corresponding costs incurred as of December 31, 2002 totaled $12.5 million. We use the equity method of accounting to recognize the investment in and the results of BRC in our consolidated financial results.

In accordance with the sale and purchase agreement executed in connection with the BRC investment, and subject to certain specified conditions, we have the option to acquire from the BRC equity holders at least 90% ownership in BRC after the 2006 calendar year based upon a price determined by a multiple of Earnings Before Interest and Taxes adjusted by Depreciation and Amortization (“EBITDA”) and other quantitative factors. We believe the acquisition of 50%

of BRC affords us a valuable strategic opportunity to expand in markets that are complementary to the traditional IMPCO markets for industrial applications. M.T.M. S.r.l., a subsidiary of BRC, has been developing, manufacturing and marketing alternative gaseous fuel products and systems for automobiles for more than twenty years. We believe BRC is a leader in the transportation sector of the gaseous fuels products market. BRC conducts business in all fifteen European Union nations, as well as ten Eastern European countries and a number of developing nations including Brazil, Argentina, Chile, Australia, India, China, Thailand and South Korea. We believe this relationship with BRC will enable us to expand our position in end-user markets across a vast portion of the world. In addition, we anticipate that the manufacturing strengths of BRC, coupled with the additional product volume we hope to derive from the relationship, should result in significant productivity improvements. Furthermore, we believe that this agreement places us in the position to exploit our combined technology and product strengths through a strong global representation in the emerging alternative fuels industry.

Change of Fiscal Year

Our fiscal year had traditionally ended on April 30, and our fiscal quarters on July 31, October 31 and January 31. On November 14, 2002 we changed our fiscal year so that effective January 1, 2003 our fiscal year will be the calendar year. Accordingly, we filed a transition report for the eight-month period ended December 31, 2002 and this Annual Report for the fiscal year ended December 31, 2003 on Form 10-K, respectively.

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

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

We recognize revenue for product sales when title is transferred, ordinarily when products are shipped, and when management is reasonably assured of collectibility. We provide for returns and allowances as circumstances and facts require.

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

We write down our inventory for estimated obsolescence and unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

We annually evaluate the carrying value of goodwill and other intangible assets using the impairment method. If the carrying value of the net assets and liabilities underlying the goodwill recorded on the financial statements exceeds the fair value of the net assets and liabilities based on discounted cash flows, an impairment charge is recognized against goodwill following a restatement of the tangible assets and liabilities at fair values.

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

We record a deferred tax asset and assess the adequacy of a valuation allowance for the purpose of carrying a net deferred tax asset at an amount that we believe will be recovered in the next three years. During the transition period ended December 31, 2002 and during the year ended December 31, 2003, we recorded $24.0 million and $2.5 million, respectively, for valuation allowances for that portion of deferred tax assets that we believe is less likely than not to be realized in the next three years. We consider our recent operating results, future taxable income and ongoing prudent and feasible tax planning strategies in determining the amount of the valuation allowance required for the portion of the deferred tax asset that is not likely to be realized in the next three years, notwithstanding that a significant portion of our deferred tax assets may have a longer life under applicable tax laws. On a quarterly basis, we continue to analyze the deferred tax asset and the reserve required for the portion of the asset that is unlikely to be realized in the next three years. Future adverse changes in market conditions, poor operating results or a decline in our projections about future profitability may affect our assessment of the adequacy of the reserve. In the event that we determine that it is more likely than not that we would be unable to realize an additional portion of our net deferred tax asset, an additional adjustment to the deferred tax asset valuation allowance would be charged to income in the period such determination was made.

Results of Operations

Fiscal Year Ended December 31, 2003 and Twelve-Month Period ended December 31, 2002

In November 2002, we changed our fiscal year-end from April 30 to December 31. The basis of comparison for the discussion that follows for the fiscal year ended December 31, 2003 consists of the eight months ended December 31, 2002, the three months ended April 30, 2002 and the month ended January 31, 2002. We have provided (in thousands of dollars) summary of the consolidated statement of operations for 2002:

	Month Ended January 31, 2002	Three Months Ended April 30, 2002	Eight Months Ended December 31, 2002	Year Ended December 31, 2002
Revenues	$5,236	$16,733	$46,421	$68,390
Costs and expenses:
Cost of revenue	3,783	11,648	33,071	48,502
Operating expenses	1,888	6,156	14,557	22,601

Total costs and expenses	5,671	17,804	47,628	71,103
Operating loss	(435)	(1,071)	(1,207)	(2,713)
Interest expense, net	75	33	883	991
Loss from continuing operations, net of tax	(153)	(899)	(25,279)	(26,331)
Loss on discontinued operation	(2,380)	(4,757)	(3,115)	(10,252)

Net income (loss)	$(2,533)	$(5,656)	$(28,394)	$(36,583)

Net revenue increased $6.3 million, or 9.3%, to $74.7 million in the fiscal year ended December 31, 2003 from $68.4 million for the twelve months ended December 31, 2002. Unless otherwise noted, comparisons for fiscal 2003 are to the unaudited 12 month period ended December 31, 2002. Revenue in the three months ended December 31, 2003 was $18.2 million or 21.3% higher than revenues of $15.0 million during the corresponding period of 2002. The annual revenue increase was due to a $7.6 million increase in net sales to the industrial market partially offset by a $1.3 million decline in net sales to the transportation market. The increase in the industrial market was due primarily to the continued economic recovery affecting the industrial markets in the United States and in Europe since the downturn that followed the events of September 11, 2001. The quarterly increase in revenues is attributable to the launch of our new Spectrum product line. During the fourth quarter of 2003, we began shipping the Spectrum product line including certified engine packages and fuel systems in response to the new federal regulations, effective January 1, 2004, requiring that certain “off-road” vehicles and industrial applications meet more stringent exhaust standards. Additionally, we expect that revenues will increase during the first part of 2004 as compared to the same period of 2003 in response to increased deliveries of Spectrum and improved economic conditions in the markets we serve.

Net revenues and operating income for our reporting segments for the fiscal year 2003 as compared to 2002 are as follows (in thousands of dollars):

	Revenues		Operating Income/(Loss)
	Twelve Months Ended December 31,		Twelve Months Ended December 31,
	2002	2003	2002	2003
U.S. Operations	$49,339	$51,951	$2,210	$4,549
International Operations	35,855	36,107	220	1,589
Corporate Expenses (1)	—	—	(4,603)	(6,992)
Intersegment Elimination	(16,804)	(13,318)	(540)	373

Total	$68,390	$74,740	$(2,713)	$(481)

(1)	Represents corporate expenses not allocated to any operating segments

The following table sets forth our product revenues by application across all reporting segments for 2003 and the corresponding period of 2002:

	Revenues
	Twelve Months Ended December 31,
	2002	2003
Industrial	$37,365	$45,217
Transportation	31,025	29,523

Total	$68,390	$74,740

During the twelve month periods ended December 31, 2003 and 2002, our revenue was generated in the following geographic regions by percent proportions:

	Twelve Months Ended December 31,
	2002	2003
United States and Canada	43.3%	42.9%
Asia & Pacific Rim	10.0%	12.3%
Europe	23.7%	29.1%
Latin America	23.0%	15.7%

Operating loss improved by $2.2 million, or 82%, from a loss of $2.7 million in 2002 to a loss of $0.5 million in 2003. This decrease in operating loss is the result of increased revenues of approximately $6.3 million, which contributed $1.8 million in additional operating income; higher gross margin percentage of 2% (compared to 29% in 2002), which contributed $1.2 million; partially offset by increased operating expenses of approximately $0.8 million.

U.S. Operations.    Net revenues from U.S. Operations increased $2.6 million, or 5.3%, to $52.0 million in the twelve months ended December 31, 2003 from net revenues of $49.3 million in the same period in 2002. The increase in sales during 2003 is due primarily to a $5.5 million increase in gross revenue for the industrial market offset by a $2.9 million decline in revenues for the transportation market. We believe that U.S. Operations will benefit beginning in the fourth quarter of 2003 and 2004 from an anticipated increase in revenues attributed to the new federal regulations affecting certain “off-road” vehicles and industrial applications requiring more stringent exhaust standards.

Gross profit in this segment increased by $0.1 million in 2003 due to $0.6 million in higher margin contribution from the $2.6 million in higher revenues offset by approximately $0.5 million due to reduced gross profit percentages resulting from unfavorable changes in product mix.

For 2003, operating income increased by $2.3 million, or 105.8%, as compared to the same period in 2002. The increase in operating income was due to an increase in gross profit of $0.1 million and a decrease in operating expenses of $2.2 million. Significant cost reductions occurred in sales and marketing and the research functions since the third quarter of 2002 following the Quantum spin-off.

International Operations.    For the fiscal year ended December 31, 2003, net revenue increased by approximately $0.2 million to $36.1 million, compared to $35.9 million reported for the same period in the prior calendar year. The growth in revenue was due primarily to a 30% increase in revenues from our European and Asian subsidiaries offset by a reduction of 32% in revenues from our Mexican subsidiary. By market segment, the increase in sales during 2003 as compared to 2002 was caused primarily by a $2.9 million increase in gross revenue from the industrial market offset by a $2.7 million decline in revenues from the transportation market. Foreign currency fluctuations had the effect of increasing revenue in U.S. dollars by approximately $2.2 million.

Gross profit for 2003 increased by approximately $2.6 million, or 32.8%, as compared to the same period in 2002. The increase in gross margin was attributed primarily to changes in product mix that contributed positively to gross margin.

During 2003, operating income from international operations increased by approximately $1.4 million, or 622%, as compared to 2002. The increase in operating profit was due to the increase in gross profit of $2.6 million offset by increases in operating expenses of $1.2 million. The increase in operating expenses was associated partly with amounts recognized as bad debt expense in our Mexican subsidiary for $0.5 million and higher expenses in our European subsidiaries related to the weakening of the dollar against the euro throughout 2003. During 2003, we recognized $0.5 million in higher bad debt expense in Mexico primarily due to the write-off of another receivable of $0.4 million which we believe to be substantially uncollectible.

Corporate Expenses.    Corporate expenses consists of general and administrative expenses at the corporate level to support our operating segments in areas such as executive management, finance, human resources, management information systems, legal services and investor relations. Corporate expenses for 2003 were approximately $2.4 million more than the corresponding period of 2002 and are attributable to higher insurance premiums, higher depreciation expense for installation of new information systems, higher legal, investment banking and accounting expenses associated with LaSalle credit facility and the Bison notes to refinance the Bank of America debt, higher consulting fees and outside services, and reduced recoveries of corporate overhead in 2003 to Quantum and the foreign affiliates.

Interest Expense.    Net interest expense for 2003 was approximately $4.0 million compared to $1.0 million for 2002 due primarily to the carrying value of our debt increasing from $14.3 million at December 31, 2002 to $23.7 million at December 31, 2003. In July 2003, we entered into lending agreements with Bison and LaSalle for $20.0 million and $12.0 million, respectively, for the primary purposes of repaying the Bank of America debt and financing the deferred portion of the BRC 50% acquisition of $7.0 million. The interest rates for Bison and LaSalle were an effective interest rate of 15.9% and a variable interest rate equal to LaSalle Bank’s prime plus 1%, respectively. As of December 31, 2003, the amount borrowed under the LaSalle line was approximately $5.2 million and the interest expense recognized in the statement of operations for the year ended December 31, 2003 was $0.2 million, which included $77,000 in amortization expense related to debt issuance costs of approximately $0.3 million. Under the Bison loan agreement interest expense was approximately $1.8 million of which $0.8 million was attributed to the amortization of $2.2 million in deferred debt issuance costs, $2.6 million associated with the fair value of 500,000 warrants issued in connection with the notes, and the $2.7 million loan discount associated with the difference between the $20.0 million loan amount and the actual net proceeds of $17.3 million. During 2003, we also incurred interest expense in connection with several bridge loans totaling approximately $4.1 million that were repaid completely by December 2003. Interest expense for the bridge loans included cash payments of approximately $0.5 million and amortization expense of $0.7 million associated with warrants issued to the holders of the bridge loans. Interest expense in the amount of approximately $0.7 million was recognized during 2003 for the Bank of American terms loans and lines of credit, all of which were repaid in July 2003.

Provision For Income Taxes.    During 2002, we established a $24.0 million valuation allowance for deferred tax assets on the basis that we believed that it is more likely than not that a portion of our deferred tax asset will not be realized and established a valuation allowance for those assets that are not likely to be utilized in the next three years, notwithstanding that some of these may have longer lives under applicable tax laws. During 2003, we increased by approximately $2.5 million the valuation allowance to $26.5 million on the basis that the increase in deferred tax asset and related net operating losses from the domestic pre-tax loss in 2003 of $6.1 million would more likely than not be unrecoverable over the next three years. The effect of the increase in the valuation allowance was that no income tax benefit was recognized for domestic tax purposes during 2003. Federal net operating loss carryforwards of $72.0 million will begin to expire in 2021. We have federal and state research and development credit carryforwards aggregating approximately $9.7 million. Federal research and development credits totaling $5.1 million will begin to expire in 2009. State research and development credits of $4.6 million have no expiration. As of December 31, 2003, the deferred tax asset, net of the $26.5 million reserve, was $9.8 million. The income tax expense of $0.7 million during 2003 was attributed to our international operations, which had a pre-tax income of approximately $1.6 million. We believe that, based on our history of prior operating earnings and our expectations for the future, our operating income will more likely than not be sufficient to recognize fully the net deferred tax assets within the next three years. Future adverse changes in market conditions, poor operating results or a decline in our projections about future profitability may affect our assessment of the adequacy of the reserve. In the event that we determine that it is more likely than not that we would be unable to realize an additional portion of our net deferred tax asset, an additional adjustment to the deferred tax asset valuation allowance would be charged to income in the period such determination was made.

Equity Share of Income (Loss) of Unconsolidated Affiliates.    We recognized a $1.1 million expense before tax corresponding to our share in the losses of unconsolidated affiliates primarily due to our 50% ownership in BRC of Italy for the period of July 22, 2003 to December 31, 2003. Our share of the BRC loss was approximately $0.5 million. The BRC loss was attributed to reduced revenues of €2.6 million ($3.0 million) and reduced operating income of €2.1 million ($2.4 million) for the twelve months ended December 31, 2003 compared to the corresponding period of 2002. Foreign exchange transaction loss totaled €0.3 million ($0.3 million) during the fourth quarter of 2003 due to the continued strengthening of the euro relative to other currencies in which BRC settled transactions. In accordance with the equity method of accounting for business combinations, we recognized amortization expense of $0.3 million for the difference between the book value and the fair value of our share of the net assets acquired. This amortization expense will continue to be recognized until 2008 at an annual rate of approximately $0.7 million.

Discontinued Operation.    We completed the spin-off of Quantum on July 23, 2002. We did not recognize any activity during 2003 related to the discontinued operation. The loss from discontinued operation during the twelve months ended December 31, 2002 was $10.3 million.

Eight-Month Periods Ended December 31, 2002 and 2001

Net revenues and operating income for our reporting segments for the eight-month period ended December 31, 2002 (“2002”) or “transition period” and the corresponding period of 2001 are as follows:

	Revenues		Operating Income/(Loss)
	Eight Months Ended December 31,		Eight Months Ended December 31,
	2001	2002	2001	2002
U.S. Operations	$35,868	$33,151	$2,962	$1,751
International Operations	22,222	25,304	1,016	637
Corporate Expenses (1)			(4,443)	(3,460)
Intersegment Elimination	(12,383)	(12,034)	199	(135)

Total	$45,707	$46,421	$(266)	$(1,207)

(1)	Represents corporate expenses not allocated to any operating segments

The following table sets forth our product revenues by application across all reporting segments for the transition period and the corresponding period of 2001:

	Revenues
	Eight Months Ended December 31,
	2001	2002
Industrial	$28,455	$23,468
Transportation	17,252	22,953

Total	$45,707	$46,421

During the transition period and the corresponding period of 2001, our revenue was generated in the following geographic regions by percent proportions:

	Eight Months Ended December 31,
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

Provision For Income Taxes.    During 2002 we established a $24.0 million valuation allowance for deferred tax assets, which affected our estimated effective annual tax rate of 1,111.7% for the transition period ended December 31, 2002. We believe it is more likely than not that a portion of our deferred tax asset will not be realized and established a reserve for those assets that are not likely to be utilized in the next three years, notwithstanding that some of these may have longer lives under applicable tax laws. Federal net operating loss carryforwards of $66.5 million, as of December 31, 2002, begin to expire in 2021. We have federal and state research and development credit carryforwards aggregating approximately $9.3 million. Federal research and development credits totaling $4.9 million as of December 31, 2002 begin to expire in 2009. State research and development credits of $4.4 million have no expiration. As of December 31, 2002, the deferred tax asset, net of the $24.0 million reserve, was $9.4 million. We believe that, based on our history of prior operating earnings, our completed spin-off of Quantum and our expectations for the future, our operating income will more likely than not be sufficient to recognize fully the net deferred tax assets within the next three years.

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

Years Ended April 30, 2002 and 2001

Net revenues and operating income for our reporting segments for the twelve-month period ended April 30, 2001 and 2002 are as follows (in thousands):

	Revenues		Operating Income/(Loss)
	Fiscal Year Ended April 30,		Fiscal Year Ended April 30,
	2001	2002	2001	2002
U.S. Operations	$66,925	$52,055	$11,138	$3,416
International Operations	31,132	32,773	1,387	599
Corporate Expenses (1)			(5,862)	(6,807)
Intersegment Elimination	(17,518)	(17,152)	(53)	393

Total	$80,539	$67,676	$6,610	$(2,399)

(1)	Represents corporate expenses not allocated to any operating segments

Net revenue decreased $12.8 million, or 15.9%, to $67.7 million in the twelve-month period ended April 30, 2002 from $80.5 million in the twelve-month period ended April 30, 2001. This decrease was primarily due to the decline in sales of conversion kits and components to the material handling market, which were attributable to unfavorable economic conditions.

The following table sets forth our product revenues by application across all reporting segments:

	Revenues
	Fiscal Year Ended April 30,
	2001	2002
Industrial	$54,114	$43,081
Transportation	26,425	24,595

Total	$80,539	$67,676

During fiscal years 2001 and 2002, our revenue was generated in the following geographic regions in the following percent proportions:

	2001	2002
United States and Canada	55.0%	44.1%
Asia & Pacific Rim	13.0%	9.9%
Europe	20.2%	27.8%
Latin America	11.8%	18.2%

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

Provision for Income Taxes.    The estimated effective annual tax benefit rate of 40% for the twelve-month period ended April 30, 2002 was less than the tax benefit rate of 41% in the twelve-month period ended April 30, 2001. The effective tax benefit rate represents the federal statutory income tax rate, state income taxes and foreign income taxes increased by research and development credits. For the twelve-month period ended April 30, 2002, including the effects of the discontinued operation, we have incurred a $45.5 million loss before income taxes and minority interest. Also, we had federal and state research and development credit carryforwards aggregating approximately $9.2 million. Federal research and development credits totaling $5.0 million begin to expire in 2009. State research and development credits of $4.2 million have no expiration date. As of April 30, 2002, the net deferred tax asset was $31.9 million.

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

As of December 31, 2003, our cash and cash equivalents totaled $9.5 million, compared to cash and cash equivalents of $2.0 million at December 31, 2002. On July 22, 2003 we refinanced our debt to retire our $11.3 million debt to Bank of America, to finance the $7.0 million deferred payment to complete the 50% acquisition of B.R.C. Societá Responsabilitá Limitata (“BRC”), and to provide working capital. The debt restructuring consisted of two new loans. First, we entered into a senior subordinated secured promissory note and a related securities purchase agreement with Bison Capital Structured Equity Partners, LLC (“Bison”) for an aggregate borrowing of $20.0 million, with net proceeds of $17.3 million, and we issued to an affiliate of Bison warrants to purchase up to 500,000 shares of our common stock. The Bison loan has a nominal interest rate of 11.25%, subject to certain adjustments, and matures on July 22, 2007. Interest on the Bison loan is payable monthly in arrears. During periods in which an event of default exists under the Bison loan agreement, the interest rate increases at a rate of 0.50% per month up to a maximum of 6 months or 3%, and in certain circumstances, interest payments during an event of default can be capitalized, or added to the principal amount outstanding. At the same time, we entered into a revolving loan and security agreement and a related secured promissory note with LaSalle Business Credit, LLC (“LaSalle”). The LaSalle loan has a maximum borrowing limit of $12.0 million, with availability based upon a percentage of eligible inventory and eligible accounts receivable, and has an adjustable interest rate of 1% above LaSalle’s prime rate as announced from time to time and matures on July 22, 2006. Interest on the LaSalle loan is payable monthly in arrears. During periods in which an event of default exists under the LaSalle loan agreement, the interest rate increases to 2% above LaSalle’s prime rate. The Bison and LaSalle loans contain cross-default provisions such that an event of default existing under one loan generally constitutes an event of default under the other. As of December 31, 2003, our borrowing under the line of credit was approximately $5.2 million with approximately $1.6 million unused and available under the line. On March 12, 2004, we received an amendment to the LaSalle loan agreement to expand the eligible accounts receivable, resulting in an additional $2.6 million of available additional borrowing under this loan. On December 19, 2003 we sold 1,500,000 shares of common stock to certain institutional investors at $6.40 per share, yielding net proceeds of approximately $9.0 million after discounts and commissions. The offering was conducted as a private placement under Section 4(2) of the Securities Act and Rule 506 promulgated thereunder. The proceeds of this offering were used to retire short-term debt and for working capital.

Our subsidiary in Japan has a ¥64 million (US$0.6 million at December 31, 2003) short-term loan facility with the Hong Kong and Shanghai Banking Corporation Ltd., Osaka Branch. At December 31, 2003, a balance of $0.6 million was outstanding. Our subsidiary in the Netherlands has a secured €2.3 million ($2.9 million) revocable credit facility with Fortis Bank. At December 31, 2003 there were no borrowings on this facility.

On October 3, 2002, we entered into an option agreement with the equity holders of BRC. Under the option agreement, we obtained the right to purchase from those equity holders 50% of the outstanding equity interest of BRC for approximately $23.8 million, which included the issuance of approximately 2.3 million shares of Company common stock (which the parties acknowledged and agreed were valued at $10.0 million). We announced on May 8, 2003 that we had exercised the option and that the purchase of 50% of BRC was completed pending a $7.0 million payment that represented a deferred portion of the purchase price due on September 30, 2003. On July 22, 2003, immediately after the refinancing of our debt as discussed above, we paid the deferred payment of $7.0 million to the equity holders of BRC completing the acquisition of the 50% equity interest in BRC. As of December 31, 2003, we had incurred acquisition costs of approximately $24.8 million, which are shown on the consolidated balance sheet as part of investment in affiliates. The corresponding costs incurred as of December 31, 2002 totaled $12.6 million. We use the equity method of accounting to recognize the investment in and the results of BRC in our consolidated financial results.

As a result of the refinancing of the Bank of America debt and the acquisition of our 50% equity interest in BRC, we have assumed additional long-term debt, which has increased our financial leverage. Interest costs and related charges since July 2003 have been higher than in prior years and will continue to be a significant use of funds. The LaSalle and Bison notes have loan terms of three and four years, respectively. Under the Bison agreement, we are obligated to pay off the note in July 2007 in the amount of $20.0 million. Under the LaSalle agreement, which has a maturity date of July 2006, we are obligated to repay the balance owed at that time under the revolving line of credit, not to exceed $12.0 million. At December 31, 2003 the Company was in default under terms of the LaSalle agreement in failure to maintain minimum consolidated EBITDA of $4,000,000, to maintain a consolidated fixed charge coverage ratio of not less than 0.25:1.00, and to maintain a consolidated leverage ratio not to exceed 8.45:1.00. LaSalle has waived these financial covenant non-compliance conditions at December 31, 2003. The Company was also in default under terms of the Bison agreement in failure to maintain minimum consolidated EBITDA of $3,500,000 and minimum consolidated leverage ratio not to exceed 8.50:1.00. Bison has waived these covenant non-compliance conditions at December 31, 2003. The events of default under these loans will cause our applicable interest rates to increase as long as the circumstances continue unless we are successful in negotiating amendments to these covenants. The LaSalle loan increases the interest rate to prime plus 2%, which will increase our interest expense and our cash outflows by approximately $25,000 per quarter. Under the Bison loan, the applicable interest rate increases by 0.5% per month up to a maximum of 3% or six months. We expect that the increase in the Bison interest rate will increase our interest expense by approximately $150,000 during the first quarter of 2004, although in certain circumstances we are permitted to capitalize those interest payments by adding them to the principal balance outstanding under the Bison loan. We also are seeking to revise our financial covenants in both loans to reflect more conservative estimates of future financial performance. However, we cannot be assured that the lenders will agree to amend our financial covenants or grant further or continuing waivers in the future. If we cannot obtain the necessary waivers or amendments, or return to compliance with these and all other loan covenants, our lenders may accelerate our debt, foreclose on our assets, or take other legal actions against us which, alone or in the aggregate, may have a material adverse effect on our business. During 2003, we received proceeds of approximately $4.1 million in bridge loans and $8.0 million in loan commitments. As of December 31, 2003, we had repaid all of the bridge loans and the loan commitment expired without us exercising our option to borrow under its terms.

Our ratio of current assets to current liabilities was 2.0:1.0 at December 31, 2003 as compared to 1.5:1.0 at December 31, 2002. During this same period our total working capital increased by $10.9 million from $11.2 million at December 31, 2002 to $22.1 million at December 31, 2003. Current assets increased by $8.9 million due primarily to the stock offering in December 2003 yielding net proceeds of $9.0 million and current liabilities decreased by $2.0 million due primarily to payment of the Bank of America debt that was classified as a current liability at December 31, 2002.

Net cash provided by operating activities for fiscal 2003 was $0.8 million, compared to cash provided by operations for the eight months ended December 31, 2002 of $1.7 million. The decline in cash flow was attributed to the launch of the Spectrum product line during 2003, which required working capital investments in accounts receivable and inventory in the amounts of $2.4 million and $0.6 million, respectively. Increases in accounts payable and accrued expenses during 2003 resulted in a $6.2 million source of cash, which provided the necessary working capital to fund the Spectrum launch and to fund the loss from continuing operations of approximately $2.1 million after the effect of non-cash items totaling $4.8 million. In the eight months ended December 31, 2002, cash flow from operating activities benefited from reductions in inventory and accounts receivables totaling $2.8 million attributed primarily to the 19% decline in revenues during the three months ended December 31, 2002.

Net cash used in investing activities for the fiscal year ended December 31, 2003 was $15.4 million, an increase of $11.2 million from $4.2 million for the eight months ended December 31, 2002. This increase is due primarily to costs related to the 50% acquisition of BRC.

Net cash provided by financing activities for the fiscal year ended December 31, 2003 was $20.7 million or an increase of $9.2 million from $11.5 million for the eight months ended December 31, 2002. During December 2003, we raised approximately $9.0 million in net proceeds from the issuance of 1.5 million shares of common stock to institutional investors.

For the fiscal year ended December 31, 2003, cash provided by continuing operations totaled $6.1 million or a decrease of $2.9 million from the eight months ended December 31, 2002.

At December 31, 2003 the Company had received waivers from its two lenders, LaSalle and Bison, for covenant non-compliance conditions at December 31, 2003. In addition: a) Bison granted the Company a modified EBITDA calculation for 2004 and a further waiver in maintaining its Term Loan status as a long term liability throughout 2004; b) LaSalle granted the Company a favorable amendment on March 12, 2004 which resulted in additional borrowing line capacity of $2.6 million; and c) we believe that LaSalle will work with the Company to amend its credit arrangement for the remainder of its term. Accordingly, we believe that the Company has sufficient resources to meet its current financial obligations and finance its operations over the next twelve months.

Should we be unable to obtain waivers or amendments, the Company believes that its current cash balances, available cash drawn from its subsidiaries, other financing alternatives, our history of being able to raise equity, and our ability to obtain bridge loans will result in adequate liquidity to continue operations through December 31, 2004.

Derivative Financial Instruments

We have used derivative financial instruments for the purpose of reducing our exposure to adverse fluctuations in interest and foreign exchange rates. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged. We are not a party to leveraged derivatives and do not hold or issue financial instruments for speculative purposes. As of December 31, 2003, we did not utilize any derivative financial instruments.

Foreign Currency Management.    The results and financial condition of our international operations are affected by changes in exchange rates between certain foreign currencies and the U.S. Dollar. Our exposure to fluctuations in currency exchange rates has increased as a result of the growth of our international subsidiaries. The functional currency for all of our international subsidiaries is the local currency of the subsidiary. An increase in the value of the U.S. Dollar increases the costs incurred by our subsidiaries because most of our international subsidiaries’ inventory purchases are U.S. Dollar denominated. We monitor this risk and attempt to minimize the exposure through forward currency contracts and the management of cash disbursements in local currencies. At December 31, 2003, we have a single foreign exchange forward contract of approximately $0.5 million in which gains and losses are recognized in the statement of operations as the fair value of the contracts fluctuates. We seek to manage our foreign currency economic risk by minimizing our U.S. Dollar investment in foreign operations using foreign currency term-loans to finance the operations of our foreign subsidiaries.

Debt Obligations.    The following table summarizes our debt obligations at December 31, 2003. The interest rates represent weighted average rates, with the period end rate used for the variable rate debt obligations. The fair value of the debt obligations approximated the recorded value as of December 31, 2003 (in thousands of dollars).

	2004	2005	2006	2007	Thereafter	Total	Fair value at 12/31/03
Debt Denominated in U.S. Dollars:
Line of credit	—	—	5,238	—	—	5,238	5,238
Interest rate	—%	—%	5.0%	—%	—%		5.0%
Term loans including current portion	—	—	—	20,000	—	20,000	17,483
Interest rate	—%	—%	—%	15.9%	—%		15.9%
Capital leases	11	—	—	—	—	11	11
Interest rate	6.1%	—%	—%	—%	—%		6.1%
Other finance loans	72	—	—	—	—	72	72
Interest rate	5.8%	—%	—%	—%	—%		5.8%
Weighted average interest rate (US)							13.4%
Debt Denominated in Foreign Currencies:
Indian Rupees, term loan	—	134	—	—	—	134	134
Interest rate	—%	14.0%	—%	—%	—%		14.0%
Japanese Yen, term loan	598	—	—	—	—	598	598
Interest rate	1.7%	—%	—%	—%	—%		1.7%
Australian Dollar, capital leases	32	34	29	—	—	95	127
Interest rate	8.2%	8.4%	8.1%	—%	—%		8.2%
Weighted average interest rate (foreign)							4.6%

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

FIN 46 provides guidance for determining whether an entity qualifies as a variable interest entity (“VIE”) by considering, among other considerations, whether the entity lacks sufficient equity or its equity holders lack adequate decision-making ability. If the entity does not qualify as a VIE, then the consolidation criteria is based on previously established accounting standards. Qualifying VIEs are covered by FIN 46 and are individually evaluated for consolidation based on their variable interests. FIN 46 requires consideration and estimates of a significant number of possible future outcomes of the VIE as well as the probability of each outcome occurring. Based on the allocation of possible outcomes, a calculation is performed to determine which party, if any, has a majority of potential negative outcomes (expected losses) or a majority of the potential positive outcomes (expected residual returns), with an emphasis on negative outcomes. That party, if any, is the primary beneficiary and is required to consolidate the VIE. We have evaluated the potential impact of FIN 46 as of December 31, 2003 and have concluded that there was no impact on our consolidated financial statements.

We adopted the new rules on accounting for goodwill and other intangible assets beginning with the transition period ended December 31, 2002. Application of the nonamortization provisions of the Statement resulted in an increase in net income on an annual basis of approximately $0.4 million ($.03 per share). We performed the first of the required impairment tests of goodwill and indefinite lived intangible assets effective May 1, 2002 and determined that there was no impact on the Company’s financial position during the period ended July 31, 2002. We also conducted the goodwill impairment tests as of December 31, 2002 and 2003 and similarly determined that there were no impacts on our financial position.

Contractual Obligations

The following table contains supplemental information regarding total contractual obligations as of December 31, 2003. The capital lease obligations are undiscounted and represent total minimum lease payments. The Bison term loan is shown at its face value of $20.0 million, which differs from its carrying value of $17.5 million by the unamortized portion of the loan discount of $2.7 million.

	Payments Due by Period
Contractual Obligations	Total	Less than One Year	2-3 Years	4-5 Years	More Than 5 Years
Revolving lines of credit	$5,836	$598	$5,238	$—	$—
Term loans payable	20,000	—	—	20,000	—
Notes payable	134	—	134	—	—
Capital lease obligations	153	47	73	33	—
Operating lease obligations	4,952	1,384	1,068	925	1,575
Other and miscellaneous	273	273	—	—	—

Totals	$31,348	$2,302	$6,513	$20,958	$1,575

RISK FACTORS

The preceding discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. We face a number of risks and uncertainties in any forward-looking statement. Factors that could cause or contribute to such differences include, but are not limited to, the following:

We have substantial debt that we may be unable to service.

We are highly leveraged and have significant debt service obligations. As of December 31, 2003, we had aggregate outstanding indebtedness of $35.2 million and total stockholders’ equity of $57.1 million. In July 2003, we completed a financing that included the establishment of a new $12.0 million revolving credit facility and the issuance of a senior subordinated secured note in the amount of $20.0 million.

Our substantial debt could have important consequences, including the following:

•	we will be required to use a substantial portion of our cash flow from operations to pay interest on our debt, thereby reducing our ability to fund working capital, capital expenditures, strategic acquisitions, investments and alliances and other general corporate requirements;

•	our substantial leverage may increase our vulnerability to general economic downturns and adverse competitive and industry conditions and may place us at a competitive disadvantage compared to those of our competitors that are less leveraged;

•	our debt service obligations may limit our flexibility to plan for, or react to, changes in our business and the industry in which we operate;

•	our level of debt may make it difficult for us to raise additional financing on satisfactory terms; and

•	if we were unable to comply with the financial and other restrictive covenants in our debt instruments, any such failure could, if not cured or waived, have a material adverse effect on our ability to fulfill our obligations and on our business or prospects generally, including the possibility that our lenders might foreclose on our assets.

•

We currently are operating under waivers of financial covenants in both the Bison and LaSalle agreements relating to our EBITDA Covenant, Leverage Ratio Covenant and Fixed Change Covenant. These waivers relate to non-compliance as of December 31, 2003 and, in Bison’s case, continuing through December 31, 2004. The events of default under these loans will cause our applicable interest rates to increase as long as the circumstances continue unless we are successful in negotiating amendments to these covenants. The LaSalle loan increases the interest rate to prime plus 2%, which will increase our interest expense and our cash outflows by $25,000 per quarter. Under the Bison loan, the applicable interest rate increases by 0.5% per month up to a maximum of 3% or six months. We expect that the increase in the Bison interest rate will increase our interest expense by $150,000 during the first quarter of 2004, although in certain circumstances we are permitted to capitalize those interest payments by adding them to the principal balance outstanding under the Bison loan. We also are seeking to revise our financial covenants in both loans to reflect more current estimates of future financial performance. However, we cannot assure readers that the lenders will agree to amend our financial covenants or grant further or continuing waivers in the future. If we cannot obtain the necessary waivers or amendments, or return to compliance with these and all other loan covenants, our lenders may accelerate our debt, foreclose on our assets, or take other legal actions against us which, alone or in the aggregate, may have a material adverse effect on our business.

The terms of our debt may severely limit our ability to plan for or respond to changes in our business.

Our debt agreements contain a number of restrictive covenants that impose significant operating and financial restrictions on the company. Among other things, these restrictions limit our ability to:

•	incur liens or make negative pledges on our assets;

•	merge, consolidate or sell our assets;

•	incur additional debt;

•	pay dividends or redeem capital stock and prepay other debt;

•	make investments and acquisitions;

•	make capital expenditures; or

•	amend our debt instruments and certain other material agreements.

Our debt also requires us to maintain specified financial ratios and meet specific financial tests. Our failure to comply with these covenants would result in events of default that, if not cured or waived, could result in us being required to repay these borrowings before their due date. If we were unable to make a required repayment or refinance these borrowings, our lenders could foreclose on our assets. If we were unable to refinance these borrowings on favorable terms, our business could be adversely impacted.

The Nasdaq Stock Market may take the position that we should have obtained shareholder approval for certain issuances of our outstanding securities, and if they were to take and prevail in that position, we could be subject to sanctions or delisting by The Nasdaq Stock Market.

Under applicable Nasdaq rules, a company with securities listed on the Nasdaq Stock Market must obtain shareholder approval before issuing securities if such issuance is not a public offering and involves the sale of 20% or more of the issuer’s outstanding common stock at a price less than the greater of book or market value. Since January 2002, we have issued shares of our common stock or securities convertible into or exercisable for our common stock in six separate transactions representing a total of 8,614,470 shares (excluding shares issued in connection with employee stock option plans, employee benefit plans and similar arrangements). Some of these shares were issued or are issuable at a price that represents a discount to the market price of our common stock on the date of issuance. If the sale of common stock to the selling stockholders were aggregated or integrated with one or more other transactions, or if two or more other transactions were to be integrated with one another, some of these combinations exceeded 20% of our outstanding common stock and thus would have required shareholder approval. Although not free from doubt, we believe that the sale of common stock to the selling stockholders should not be aggregated or integrated with any other transaction, and we believe that no series of other transactions would be integrated in a manner that would result in our being required to have obtained shareholder approval. We have not obtained any formal guidance from Nasdaq as to this matter. If Nasdaq were to determine that one or more of these transactions required shareholder approval, Nasdaq could halt trading of our common stock and initiate delisting of our common stock from The Nasdaq National Market. A delisting from Nasdaq, if it were to occur, could materially impair the liquidity of our securities and could adversely affect the trading price of our common stock.

We recently have experienced, and in the near term we will continue to experience, significant cash outflows that may limit our ability to grow and may materially and adversely impact our prospective revenues and liquidity.

We have experienced operating losses and net cash outflows. At December 31, 2003, our cash and cash equivalents totaled approximately $9.5 million and our working capital was $22.1 million. We have experienced significant cash outflows in connection with our purchase of an equity interest in BRC, S.r.l. and, due to our higher levels of debt, will have higher interest expense in the future. Our current cash position and upcoming cash obligations, especially if combined with stagnant or declining revenues, may force us to take steps such as personnel reductions or curtailment of growth as a means to manage our liquidity. Such measures could have an adverse impact on research and development activities, our production capacity or other aspects of our business that might have a material adverse impact on results of operations. In some instances, these impacts may last beyond the term of the immediate cash shortfall.

Prevailing economic conditions and international dissension may disproportionately affect our business.

Because we depend heavily on sales to developing nations and because our business is based on fossil fuel markets, the effects of the Iraq conflict and continuing instability in the Middle East, as well as weaknesses in the U.S. and global economies, may cause our customers to delay orders, may result in interruptions in shipments to some customers or from some suppliers, or may have other effects that may decrease our revenues or increase our costs. These situations, whether alone or in combination with one or more risk factors discussed in this prospectus, may affect our business materially and adversely.

Our spin-off of our Quantum subsidiary is subject to tax risks for us and our stockholders, including restrictions on our or Quantum’s issuance of equity securities in order to maintain the tax-free status of the spin-off.

At the time of our spin-off of Quantum on July 23, 2002, we received an opinion of Morrison & Foerster LLP to the effect that the spin-off was tax-free to our stockholders for federal income tax purposes. The opinion of Morrison & Foerster LLP is not binding on the Internal Revenue Service and we can offer no assurance that the Internal Revenue Service or the courts will agree with their opinion. The opinion was also subject to specific assumptions and the accuracy and completeness of specific factual representations and statements made by us and Quantum, and we are subject to certain limitations on changes in our capital structure following the Quantum transaction. If these assumptions, representations or statements are incorrect or incomplete in any material respect, the conclusions set forth in the opinion may not be correct. Similarly, we can provide no assurances that our issuance of stock to BRC’s stockholders or in various post-spin-off equity issuances will not adversely impact the tax-free character of the Quantum spin-off.

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

Our future success depends on the continued expansion of the alternative fuel industry, which has not yet expanded broadly. In the United States and certain of our other target markets, alternative fuel such as natural gas currently cannot be readily obtained by consumers for motor vehicle use and only a small percentage of motor vehicles manufactured in 2003 were equipped to use alternative fuels. We do not expect this trend to improve in the United States in the foreseeable future. We cannot assure you that the market for gaseous alternative fuel engines will expand broadly or, if it does, that it will result in increased sales of our advanced fuel system products. In addition, we have designed many of our products for alternative fuel vehicles powered by internal combustion engines, but not for alternative power sources, such as electricity or alternate forms of power. If the major growth in the alternative fuel market relates solely to those power sources, our revenues may not increase and may decline.

Users of gaseous fuel vehicles may not be able to obtain fuel conveniently and affordably, which may adversely affect the demand for our products.

Vehicles and equipment powered by gaseous alternative fuels currently run primarily on natural gas or propane. The construction of a distribution system to deliver natural gas and propane will require significant investment by third parties. An adequate fuel distribution infrastructure may not be built. We are relying on third parties, most of which are committed to the existing gasoline infrastructure, to build this infrastructure. If these parties build a fuel distribution infrastructure, the fuel delivered through it, both due to the cost of the delivery system and the cost of the fuel itself, may have a higher price than users are willing to pay. If users cannot obtain fuel conveniently or affordably, a mass market for vehicles and equipment powered by gaseous alternative fuels is unlikely to develop.

Our ability to attract customers and sell products successfully in the alternative fuel industry also depends significantly on the current price differential between liquid fuels, such as petroleum and gasoline, and gaseous fuels, such as propane and natural gas. This price differential may not always exist. Should this differential narrow or disappear, it could adversely affect the demand of our products. The demand for our products could also be affected by the imposition of an excise tax on the production, sale, or distribution of gaseous fuels, which would be expected to reduce the economic advantage of alternative fuels.

We currently face and will continue to face significant competition, which could result in a decrease in our revenue.

We currently compete with companies that manufacture products to convert liquid-fueled internal combustion engines to gaseous fuels. Increases in the market for alternative fuel vehicles may cause automobile or engine manufacturers to develop and produce their own fuel conversion or fuel management equipment rather than purchasing the equipment from suppliers such as us. In addition, greater acceptance of alternative fuel engines may result in new competitors. Should any of these events occur, the total potential demand for our products could be adversely affected and cause us to lose existing business.

We face risks associated with marketing, distributing and servicing our products internationally.

We currently operate in Australia, Central America, China, Europe, Egypt, India, Japan, Mexico and South America and market our products and technologies in other international markets, including both industrialized and developing countries. Our international operations are subject to various risks common to international activities, such as the following:

•	exposure to currency fluctuations;

•	potential difficulties in enforcing contractual obligations and intellectual property rights;

•	complying with a wide variety of laws and regulations, including product certification, environmental and import and export laws;

•	political instability; and

•	difficulties collecting international accounts receivable.

Our business may be subject to product liability claims, which could be expensive and could divert management’s attention.

As a supplier, we face an inherent exposure to product liability claims if our products (or the equipment into which our products are incorporated) malfunction in a way that results or is alleged to have resulted in personal injury or death. We may be named in product liability actions even if there is no evidence that our systems or components caused a loss. Product liability claims could result in significant losses from defense costs or damages awards. The sale of systems and components for the transportation industry entails a high risk of these claims. In addition, we may be required to participate in a recall involving these systems if any of our systems prove to be defective, or we may voluntarily initiate a recall or make payments related to such claims as a result of various industry or business practices or the need to maintain good customer relationships. Each of these actions would likely harm our reputation and lead to substantial expense. We cannot assure you that our product liability insurance will be sufficient to cover all product liability claims, that such claims will not exceed our insurance coverage limits or that such insurance will continue to be available on commercially reasonable terms, if at all. Any product liability claim brought against us could have a material adverse effect on our reputation and business.

Our products may become subject to future certification requirements or other regulations, which may impair our ability to market our products.

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

We do not know whether any patents will be issued from our patent applications, whether the reissue examination will be in our favor, or whether the scope of our issued patents is sufficiently broad to protect our technologies or processes. Moreover, patent applications and issued patents may be challenged or invalidated. We could incur substantial costs in prosecuting or defending patent infringement suits. Furthermore, the laws of some foreign countries may not protect intellectual property rights to the same extent as do the laws of the United States. For instance, it may be difficult for us to enforce certain of our intellectual property rights against third parties who may have inappropriately acquired interests in our intellectual property rights by filing unauthorized trademark applications in foreign countries to register the marks that we use because of their familiarity with our worldwide operations.

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

We cannot assure you that we will be successful in protecting our proprietary rights. Any infringement on any of our intellectual rights, could have an adverse effect on our ability to develop and sell successfully commercially competitive systems and components.

If third parties claim that our products infringe upon their intellectual property rights, we may be forced to expend significant financial resources and management time and our operating results would suffer.

Third parties may claim that our products and systems infringe upon third-party patents and other intellectual property rights. Identifying third-party patent rights can be particularly difficult, especially since patent applications are not published until 18 months after their filing dates. In the event a competitor were to challenge our patents, or assert that our products or processes infringe its patent or other intellectual property rights, we could incur substantial litigation costs, be forced to make expensive product modifications, pay substantial damages, or even be forced to cease our operations. Third-party infringement claims, regardless of their outcome, would not only drain our financial resources but also divert the time and effort of our management and could result in our customers or potential customers deferring or limiting their purchase or use of the affected products or services until resolution of the litigation.

We depend on third-party suppliers for the supply of key materials and components for our products.

We have established relationships with third-party suppliers that provide materials and components for our products. A supplier’s failure to supply materials or components in a timely manner or to supply materials and components that meet our quality, quantity or cost requirements, combined with a delay in our ability to obtain substitute sources for these materials and components in a timely manner or on terms acceptable to us, would harm our ability to manufacture our products or would significantly increase our production costs, either of which would negatively impact our results of operations and business. Adverse currency fluctuations may hinder our ability to economically procure key materials and services from overseas vendors and suppliers.

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

Our success depends in large part on our ability to attract and retain key management, engineering, scientific, manufacturing and operating personnel. We lost some of our executive management in the Quantum spin-off, and it will take time for us to hire or train replacement personnel. Recruiting personnel for the industries in which we operate is highly competitive, and the failure to attract or retain qualified personnel could have a material adverse effect on our business.

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

In response to consumer demand, OEM, vehicle and industrial equipment manufacturers have been providing, and may continue to provide, increasingly longer warranty periods for their products, thus requiring their suppliers, such as us, to provide correspondingly longer product warranties. Due to the longer warranty periods, we could incur substantially greater warranty claims in the future.

We may experience unionized labor disputes at OEM facilities.

As we become more dependent on vehicle conversion programs with OEMs, we will become increasingly dependent on OEM production and the associated labor forces at OEM sites. Labor unions represent most of the labor forces at OEM facilities. In the past, labor disputes have occurred at OEM facilities, which adversely impacted our direct OEM product sales. Such labor disputes are likely to occur in the future and, if so, will negatively impact our product sales and profitability.

Changes in environmental policies could hurt the market for our products.

The market for alternative fuel vehicles and equipment, and the demand for our products are driven, to a significant degree, by local, state and federal regulations in the United States that relate to air quality and require the purchase of motor vehicles and equipment operating on alternative fuels. Similarly, foreign governmental regulations also affect our international business. These laws and regulations may change, which could result in transportation or equipment manufacturers abandoning their interest in alternative fueled powered vehicles. In addition, a failure by authorities to enforce current domestic and foreign laws or to adopt additional environmental laws could reduce the demand for our products.

Although many governments have identified as a significant priority the development of alternative energy sources, we cannot assure you that governments will not change their priorities or that any change they make would not materially adversely affect our revenue or the development of our products.

We may be subject to litigation if our stock price is volatile.

Our common stock has experienced and may experience in the future, price and volume fluctuations. Many factors may cause the market price for our common stock to decline, perhaps substantially, including the following:

•	the effect of events of default occurring under our credit arrangements, particularly when combined with the increase in our outstanding loan commitments;

•	failure to meet our product development and commercialization milestones;

•	decreased demand for our common stock;

•	failure of our revenue and operating results to meet the expectations of securities analysts or investors in any quarter;

•	downward revisions in securities analysts’ estimates or changes in general market conditions;

•	technological innovations by competitors or in competing technologies;

•	investor perception of our industry or our prospects; or

•	general technology or economic or regulatory trends.

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

Provisions of Delaware law and of our charter and bylaws may it more difficult to take over our company, a fact that may reduce our stock price.

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

We have a stockholder protection rights agreement that provides for a dividend of one right for each outstanding share of our common stock. Upon the occurrence of some events, including a person or entity’s acquisition of 15% or more of our common stock, each right will entitle the holder to purchase, at an exercise price of $45 per right, common stock with a market value equal to twice the exercise price, which could cause substantial dilution. The rights agreement may have the effect of deterring, delaying or preventing a change in control that might otherwise be in the best interests of our stockholders.

Future sales of our common stock could adversely affect our stock price.

Substantial sales of our common stock, including shares issued upon exercise of our outstanding options and warrants, in the public market or the perception by the market that these sales could occur, could lower our stock price or make it difficult for us to raise additional equity. As of December 31, 2003, we had 18,568,721 shares of common stock outstanding. Of these shares, 16,905,903 shares are currently freely tradable and 1,662,818 shares, which otherwise are freely tradable, are subject to a lockup agreement that restricts their resale until certain dates beginning in 2004. The following table presents the relevant expiration dates and the number of shares as to which the lockup agreement expires:

Date	Number of Shares Available for Sale
August 1, 2004	277,691
February 1, 2005	460,601
August 1, 2005	460,601
February 1, 2006	463,925

As of December 31, 2003 up to 815,000 shares were issuable upon the exercise of warrants outstanding as of that date, all of which will be freely tradable upon exercise thereof. Furthermore, as of December 31, 2003, up to 2,750,833 shares are issuable upon the exercise of options of which 746,514 are vested. Subject to applicable vesting and registration requirements, upon exercise of these options the underlying shares may be resold into the public market. In the case of outstanding options and warrants that have exercise prices less than the market price of our common stock from time to time, investors would experience dilution. We cannot predict if future sales of our common stock, or the availability of our common stock for sale, will harm the market price of our common stock or our ability to raise capital by offering equity securities.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Information relating to Quantitative and Qualitative Disclosures About Market Risk appear under the heading “Derivative Financial Instruments” which is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Item 8.    Financial Statements and Supplementary Data.

See pages F-1 through F-51 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

The SEC allows us to “incorporate by reference” the information we file with them, which means that we can disclose important information to you by referring you to those documents. The information incorporated by reference is considered to be part of this Annual Report. We incorporate by reference in Items 11 to 13 below certain sections of our definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2003.

Item 10.    Directors and Executive Officers of the Registrant

The following table sets forth certain information regarding our directors and executive officers as of December 31, 2003:

Name	Age	Position
Robert M. Stemmler (3)	68	Chairman of the Board of Directors, President and Chief Executive Officer
Dale L. Rasmussen	54	Senior Vice President and Secretary
Brad E. Garner	41	Vice President and Chief Operating Officer, Americas, Asia/Pacific
Terry K. Clapp	60	Vice President and Chief Operating Officer, Europe, Africa/Middle East
Nickolai A. Gerde	59	Vice President Finance, Chief Financial Officer and Treasurer
Norman L. Bryan (1)	62	Director
Paul Mlotok (1)(2)	59	Director
J. David Power III (2)	72	Director
Don J. Simplot (2)(3)	68	Director
Mariano Costamagna (3)	52	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating Committee

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

Brad E. Garner has served as our Chief Operating Officer since July 2003 and has previously served as General Manager & Director, Gaseous Fuel Products Division since April 2002. Mr. Garner joined IMPCO in July 1994 as Regional Sales Manager for the U.S. Midwest and Canada Regions. In February 1996, he was promoted to Manager of Applications & Field Engineering. Mr. Garner also held the roles of Engineering Manager and General Manager for the Industrial Engines business unit of the Gaseous Fuel Products Division. Prior to joining IMPCO, Mr. Garner held a position with Superior Propane as Senior Auto Propane Sales & Technical Manager. Prior to his employment at Superior, Mr. Garner was the owner and operator of Advanced Automotive Technology, one of the largest alternative fuels conversion centers in Canada. Mr. Garner is a graduate of Fanshawe College of Technology in Canada with an equivalent to an Associates Degree in Mechanical Engineering.

Terry Clapp has served as our Vice President and Chief Operating Officer, European, Africa and Middle East Operations, since July 2003. Mr. Clapp joined IMPCO in 2000 as Managing Director of Strategic Planning and Acquisitions and is based in Europe. Prior to joining IMPCO, Mr. Clapp was Managing Director, Acquisitions and International Business Development of the Mayflower Corporation, a UK international automotive engineering group. Prior to joining Mayflower, Mr. Clapp had over 16 years experience as Managing Director of companies where he was responsible for company turn-arounds, restructuring and integration of new acquisitions. Early in his career he worked for Shell and Xerox Corporation in the USA. Mr. Clapp holds a Masters Degree in English, Economics and Philosophy from Trinity College, Dublin, Ireland.

Nickolai A. Gerde was appointed our Vice President Finance, Chief Financial Officer and Treasurer in January 2004. Mr. Gerde was previously a Company director and co-Chair of the Audit Committee. Mr. Gerde is a former CPA, and has provided business and financial consulting services. He was previously the Vice President Finance and CFO for seven years of Pacific Aerospace & Electronics, Inc. a publicly traded NASDAQ international aerospace supplier. He has held a number of senior financial management positions in both public and private businesses including telecommunications; economic development and business recruitment; manufacturing; long term healthcare; and public accounting. Mr. Gerde earned a cum laude bachelors degree from the University of Washington Business School, a summa cum laude associates degree from Bellevue Community College and served honorably in the U.S. Army in the U.S. and Europe. He has served on the boards of a number of civic organizations.

Norman L. Bryan has served as a director since November 1993 and is Chair of the Audit Committee. He has been a consultant since January 1995. Mr. Bryan was employed as the Senior Vice President of Sales and Marketing of EIT, Inc., an electric meter manufacturing company, from October 1998 to July 2002. Prior to retiring in 1994 from Pacific Gas and Electric Company, he was Vice President, Marketing from February 1993 until December 1994, and was Vice President, Clean Air Vehicles from February 1991 to February 1993. Mr. Bryan holds an M.S. degree in business from Stanford University and a B.S.M.E. degree in mechanical engineering from California State University in San Jose.

Paul Mlotok has served as a director since April 1997 and is Chair of the Compensation Committee. He is President of the Janaka Group which is involved in consulting on management training. From 1995 to 2001, he was a Senior Practitioner with the consulting firm Global Business Network, doing scenario planning in the areas of energy, natural resources and finance. From 1989 to 1995, he was a Principal and oil industry analyst at Morgan Stanley & Co. He has a B.A. degree in economics from Cornell University and a Ph.D. in economics from Brown University.

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

The Board of Directors is divided into three classes; each consisting of three directors, with the three classes serving staggered three-year terms. Each director will hold office until the first meeting of stockholders immediately following expiration of his three year term of office and until his successor is qualified and elected.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s Directors and executive officers, and persons who own more than 10% of the Company’s Common Stock to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Executive officers, Directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company or advice that no filings were required, during the fiscal year ended December 31, 2003 all executive officers, Directors and greater than 10% beneficial owners complied with the Section 16(a) filing requirements, except that an initial beneficial ownership Report on Form 3 for Nickolai A. Gerde was filed late.

Item 11.    Executive Compensation

Information required by this Item 11 is incorporated by reference in this Annual Report from our definitive proxy statement to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2003.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item 12 is incorporated by reference in this Annual Report from our definitive proxy statement to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2003.

Item 13.    Certain Relationships and Related Transactions

Information required by this Item 13 is incorporated by reference in this Annual Report from our definitive proxy statement to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 2003.

Item 14.    Controls and Procedures.

Within 90 days prior to the date of this report on Form 10-K, the Company carried out an evaluation under the supervision of management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. There were no significant changes to the Company’s internal controls or in other factors known to management that could significantly affect such internal controls subsequent to the date that the Company carried out its evaluation (for the quarter ended December 31, 2003).

In January of 2004, the Company hired a new Vice President Finance & CFO who had been a member of the Company’s Board of Directors and Co-Chair of the Audit Committee. The CFO has initiated new controls and procedures, more frequent analysis of accounts involving reserves, controls over revenue recognition at foreign subsidiaries, and application of an internal certification process for quarterly reporting.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  Documents filed as part of this report:

(1)  Consolidated Financial Statements:

Report of independent auditors.

Consolidated balance sheets as of April 30, 2002, December 31, 2002 and December 31, 2003.

Consolidated statements of operations for fiscal years ended April 30, 2001 and 2002, the eight-month period ended December 31, 2002, and the fiscal year ended December 31, 2003.

Consolidated statements of stockholders’ equity for the fiscal years ended April 30, 2001, and 2002, the eight month period ended December 31, 2002 and the fiscal year ended December 31, 2003.

Consolidated statements of cash flows for fiscal years ended April 30, 2001 and 2002, the eight month period ended December 31, 2002, and the fiscal year ended December 31, 2003.

Notes to consolidated financial statements.

(2)  Supplemental Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts

SCHEDULE II—VALUATION ACCOUNTS

(In Thousands)

	Balance at beginning of period	Additions charged to costs and expenses	Write-offs and other adjustments	Balance at end of period
Allowance for doubtful accounts for the period ended:
December 31, 2003	$1,295	$430	$(1,096)	$629
December 31, 2002	875	539	(119)	1,295
April 30, 2002	981	365	(471)	875
April 30, 2001	525	654	(199)	981

Inventory valuation reserve for the period ended:
December 31, 2003	$1,666	$984	$(381)	$2,269
December 31, 2002	1,582	320	(236)	1,666
April 30, 2002	1,739	507	(665)	1,582
April 30, 2001	1,562	584	(407)	1,739

Warranty reserve for the period ended:
December 31, 2003	$452	$396	$(176)	$674
December 31, 2002	285	233	(66)	452
April 30, 2002	227	170	(112)	285
April 30, 2001	427	73	(273)	227

Product liability reserve for the period ended:
December 31, 2003	$1	$—	$—	$1
December 31, 2002	1	—	—	1
April 30, 2002	1	—	—	1
April 30, 2001	1	—	—	1

Deferred tax valuation allowance for the period ended:
December 31, 2003	$24,000	$2,479	$—	$26,479
December 31, 2002	—	24,000	—	24,000

Item 15.    Exhibit List

(3) Exhibits:

EXHIBIT INDEX

Exhibit No.	Description	Note No.

2.1	Deed of Sale of Business by and among IMPCO Technologies Pty. Limited, as buyer, and Ateco Automotive Pty Limited, as seller, dated as of July 1, 1996.	(7)

2.2	Deed of Release by and among IMPCO Technologies, Inc. and Ateco Automotive Pty Limited dated as of July 1, 1996.	(7)

2.3	Shareholders Agreement for Gas Parts (NSW) Pty Limited by and among IMPCO Technologies Pty. Limited, Gas Parts Pty Limited and Gas Parts (NSW) Pty. Limited, dated as of July 4, 1996.	(7)

2.4	Option Agreement between IMPCO Technologies, Inc. and the controlling shareholders of B.R.C. Societa a Responsabilitá Limitata of Italy, dated as of October 3, 2002.	(31)

3.1	Certificate of Incorporation, as currently in effect.	(28)

3.2	Bylaws adopted July 22, 1998.	(13)

4.1	Stockholders’ Protection Rights Agreement dated as of June 30, 1999 between IMPCO Technologies, Inc. and Chase Mellon Stockholder Services, L.L.C., as Rights Agent.	(12)

10.1	Lease between L-W Income Properties and IMPCO Technologies, Inc. dated May 10, 1989.	(2)

10.2+	1989 Incentive Stock Option Plan.	(3)

10.3+	1991 Executive Stock Option Plan dated November 5, 1991, among AirSensors, Inc., as the Company, and Bertram R. Martin, James J. Mantras and Dale L. Rasmussen, as Optionees.	(4)

10.4	First Amendment to Lease dated April 19, 1993, between L-W Income Properties and IMPCO Technologies, Inc.	(5)

10.5+	1993 Stock Option Plan for Non-employee Directors.	(6)

10.6+	Amendment to 1989 Incentive Stock Option Plan.	(6)

10.7+	1996 Incentive Stock Option Plan.	(8)

10.8+	1997 Incentive Stock Option Plan.	(9)

10.9	Lease between Klein Investments, Family Limited Partnership, as lessor, and IMPCO Technologies, Inc., as lessee, dated August 18, 1997.	(10)

10.10	Amendment dated March 18, 1998 to Loan agreement dated October 7, 1998 between Bank of America National Trust and Savings, as lender, and IMPCO Technologies, Inc., as the borrower.	(10)

10.11	Amendment dated April 29, 1998 to Loan agreement dated October 7, 1998 between Bank of America National Trust and Savings, as lender, and IMPCO Technologies, Inc., as the borrower.	(10)

Exhibit No.	Description	Note No.

10.12	Loan Agreement for IMPCO Technologies, B.V. as borrower, and Bank of America National Trust and Savings Association, acting through its Amsterdam branch, as lender, dated as of April 27, 1998.	(10)

10.13	Loan Agreement dated September 11, 1998 between Bank of America National Trust and Savings Association, as lender, and IMPCO Technologies, Inc., as the borrower.	(11)

10.14	Intentionally Omitted.

10.15	Loan Agreement between IMPCO Tech Japan KK, as borrower, and, Hongkong and Shanghai Banking Corporation Ltd., Osaka Branch., as lender, dated as of March 29, 1999.	(13)

10.16+	Employment Agreement dated April 1, 1999, between IMPCO Technologies, Inc., as the Company, and Robert M. Stemmler, as the Employee.	(13)

10.17	Amended Loan Agreement between IMPCO Technologies, Inc., as borrower and Bank of America N.A. as lender, dated September 13, 1999.	(14)

10.18	Intentionally omitted.

10.19	Amendment No. 3 to Business Loan Agreement by and between Bank of America, N.A. and IMPCO Technologies, Inc. dated as of June 13, 2000.	(15)

10.20	Lease dated as of March 31, 2000, by and between Braden Court Associates and IMPCO Technologies, Inc.	(16)

10.21	Amendment No. 4 to Business Loan Agreement by and between Bank of America, N.A. and IMPCO Technologies, Inc. dated as of September 12, 2000.	(18)

10.22	Amendment No. 5 to Business Loan Agreement between Bank of America, N.A. and IMPCO Technologies, Inc. dated as of December 13, 2000.	(18)

10.23	Amendment No. 6 to Business Loan Agreement between Bank of America, N.A. and IMPCO Technologies, Inc. dated as of March 12, 2001.	(19)

10.24	Promissory Note Issued by Robert Stemmler to Registrant dated March 15, 2001.	(17)

10.25	Promissory Note Issued by Dale Rasmussen to Registrant dated March 15, 2001.	(17)

10.26	Promissory Note Issued by Syed Hussain to Registrant dated March 15, 2001.	(17)

10.27	Security Agreement and Agreement Not to Exercise Options entered into between Robert Stemmler and Registrant dated March 15, 2001.	(17)

10.28	Security Agreement and Agreement Not to Exercise Options entered into between Dale Rasmussen and Registrant dated March 15, 2001.	(17)

10.29	Security Agreement and Agreement Not to Exercise Options entered into between Syed Hussain and Registrant dated March 15, 2001.	(17)

10.30	Deed of Trust Executed by Dale Rasmussen regarding personal residence.	(17)

10.31+	Corporate Alliance Agreement dated June 12, 2001 between Quantum Technologies Worldwide, Inc. and General Motors Corporation.	(21)

Exhibit No.	Description	Note No.

10.32	Master Technical Agreement dated June 12, 2001 between Quantum Technologies Worldwide, Inc. and General Motors Corporation.	(21)

10.33	Stock Transfer Agreement dated June 12, 2001 between Quantum Technologies Worldwide, Inc. and General Motors Corporation.	(21)

10.34	Registration Rights Agreement dated June 12, 2001 between Quantum Technologies Worldwide, Inc. and General Motors Corporation.	(21)

10.35	Amended and Restated Business Loan Agreement dated as of April 30, 2001 among the Registrant, Quantum Technologies, Inc. and Bank of America, N.A.	(28)

10.36+	2000 Incentive Stock Option Plan.	(20)

10.37	IMPCO and GM Teaming Agreement dated July 30, 1997 by the Registrant and General Motors Corporation.	(22)

10.38	Amendment No. 1 to Amended and Related Business Loan Agreement, dated as of September 5, 2001, among Bank of America, N.A., the Registrant and Quantum Technologies, Inc.	(23)

10.39	Amendment No. 2 to Amended and Restated Business Loan Agreement, dated as of October 8, 2001, among Bank of America, N.A., the Registrant and Quantum Technologies, Inc.	(24)

10.40	Amendment No. 3 to Amended and Restated Business Loan Agreement, dated as of November 9, 2001, among Bank of America, N.A., the Registrant and Quantum Technologies, Inc.	(24)

10.41	Amendment No. 4 to Amended and Restated Business Loan Agreement, dated as of December 12, 2001, among Bank of America, N.A., the Registrant and Quantum Technologies, Inc.	(24)

10.42	Common Stock and Warrants Purchase Agreement, dated January 11, 2002.	(25)

10.43	Registration Rights Agreement, Dated January 11, 2002.	(25)

10.44	Form of Stock Purchase Warrant, Dated January 11, 2002.	(25)

10.45	Amendment No. 5 to Amended and Restated Business Loan Agreement, dated as of January, 2002, among Bank of America, N.A., the Registrant and Quantum Technologies, Inc.	(26)

10.46	Amendment No. 6 to Amended and Restated Business Loan Agreement, dated as of January 31, 2002, among Bank of America, N.A., the Registrant and Quantum Technologies, Inc.	(26)

10.47	Amendment No. 7 to Amended and Restated Business Loan Agreement, dated as of February 28, 2002, among Bank of America, N.A., the Registrant and Quantum Fuel Systems Technologies Worldwide, Inc.	(26)

10.48	Stock Purchase Agreement, dated May 3, 2002.	(27)

10.49	Amendment No. 8 to Amended and Restated Business Loan Agreement, dated as of March 31, 2002, among Bank of America, N.A., the Registrant and Quantum Fuel Systems Technologies Worldwide, Inc.	(30)

Exhibit No.	Description	Note No.

10.50	Amendment No. 9 to Amended and Restated Business Loan Agreement, dated as of April 30, 2002, among Bank of America, N.A., the Registrant and Quantum Fuel Systems Technologies Worldwide, Inc.	(30)

10.51	Second Amended and Restated Business Loan Agreement, dated June 24, 2002, between Bank of America, N.A., and the Registrant.	(30)

10.52†	Employment Agreement dated April 1, 2002, between the Registrant and Robert M. Stemmler.	(30)

10.53†	Employment Agreement dated April 1, 2002, between the Registrant and W. Brian Olson.	(30)

10.54†	Employment Agreement dated April 1, 2002, between the Registrant and Dale L. Rasmussen.	(30)

10.55	Contribution and Distribution Agreement between the Registrant and Quantum Fuel Systems Technologies Worldwide, Inc., dated July 23, 2002.	(29)

10.56	Tax Allocation and Indemnification Agreement between the Registrant and Quantum Fuel Systems Technologies Worldwide Inc., dated July 23, 2002.	(29)

10.57	Transition Services Agreement between the Registrant and Quantum Fuel Systems Technologies Worldwide, Inc., dated July 23, 2002.	(29)

10.58†	Employee Benefit Matters Agreement between the Registrant and Quantum Fuel Systems Technologies Worldwide, Inc., dated July 23, 2002.	(29)

10.59	Lease dated July 18, 2001 by and between Property Reserve, Inc. and the Registrant.	(30)

10.60†	The 2002 Stock Option Plan for Employees	(32)

10.61†	The 2002 Stock Option Plan for Non-employee Directors	(32)

10.62	Amendment No. 1 to Second Amended and Restated Business Loan Agreement, dated as of December 10, 2002, among Bank of America, N.A., and the Registrant.	(33)

10.63	Amendment No. 2 to Second Amended and Restated Business Loan Agreement, dated as of March 24, 2003, among Bank of America, N.A., and the Registrant.	(33)

10.64	Equity Joint Venture Contract, dated as of December 16, 2002, among China Natural Gas Co. Ltd., and the Registrant.	(33)

10.65	Joint Venture Agreement Minda IMPCO Technologies, Limited, dated May 18, 2001 among Minda Industries Limited and Mr. Nirmal K. Minda and the Registrant	(33)

10.66	Joint Venture Agreement Minda IMPCO Limited, dated May 18, 2001 among Minda Industries and Mr. Nirmal K. Minda and the Registrant	(33)

10.67	Letter of commitment, dated March 26, 2003, among Don J. Simplot and the Registrant	(33)

10.68	Securities Purchase Agreement dated December 17, 2003.	(1)

21.1	Subsidiaries of the Company.	(1)

Exhibit No.	Description	Note No.

23.1	Consent of Ernst & Young LLP, Independent Auditors.	(1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)	(1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)	(1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350.	(1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350.	(1)

(1)	Filed herewith.
(2)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1989.
(3)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1990.
(4)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1992.
(5)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1993.
(6)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1994.
(7)	Incorporated by reference to the Registrant’s Form 8-K/A dated July 1, 1996.
(8)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1997.
(9)	Incorporated by reference to the Registrant’s Proxy Statement for fiscal year 1997.
(10)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1998.
(11)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended October 31, 1998.
(12)	Incorporated by reference to the Registrant’s Form 8-K dated June 30, 1999.
(13)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1999.
(14)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended December 7, 1999.
(15)	Incorporated by reference to the Registrant’s Form S-3/A (File No. 333-34366), filed with the Commission on June 14, 2000.
(16)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 2000.
(17)	Incorporated by reference to the Registrant’s Form 8-K dated March 26, 2001.
(18)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended October 31, 2000.
(19)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended January 31, 2001.
(20)	Incorporated by reference to the Registrant’s Proxy Statement for fiscal year 2000.
(21)	Incorporated by reference to the Registrant’s Form S-3/A (File No. 333-63726), filed with the Commission on July 9, 2001.
(22)	Incorporated by reference to the Registrant’s Form S-3 (File No. 333-34366), filed with the Commission on April 7, 2000.
(23)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended July 31, 2001.
(24)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended October 31, 2001.
(25)	Incorporated by reference to the Registrant’s Form 8-K filed on January 11, 2002.
(26)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended January 31, 2001.
(27)	Incorporated by reference to the Registrant’s Form 8-K filed on May 10, 2002.
(28)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 2001.
(29)	Incorporated by reference to the Form 10-K filed by Quantum Fuel Systems Technologies, Inc., for fiscal year 2002.
(30)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 2002.

(31)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended October 31, 2002.
(32)	Incorporated by reference to the Registrant’s Proxy Statement for fiscal year 2002.
(33)	Incorporated by reference to the Registrant’s Transition Report on Form 10-K for the eight month transition period ended December 31, 2002.
+	Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K:

Current Report on Form 8-K filed as of October 6, 2003 (Furnishing certain financial data relating to a subsidiary)

Amended Current Report on Form 8-K filed as of October 8, 2003 (Furnishing certain financial data relating to a subsidiary)

Current Report on Form 8-K filed as of December 23, 2003 (Reporting exempt sales of equity securities)

Current Report on Form 8-K filed as of January 16, 2004 (Reporting replacement of executive officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 22, 2004.

IMPCO TECHNOLOGIES, INC.

By:	/s/ ROBERT M. STEMMLER
	Name:	Robert M. Stemmler
	Title:	Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT M. STEMMLER Robert M. Stemmler	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 22, 2004

/s/ NICKOLAI A. GERDE Nickolai A. Gerde	Vice President Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 22, 2004

/s/ RICHARD T. FOGARTY Richard T. Fogarty	Corporate Controller (Principal Accounting Officer)	March 22, 2004

/s/ NORMAN L. BRYAN Norman L. Bryan	Director	March 22, 2004

/s/ PAUL MLOTOK Paul Mlotok	Director	March 22, 2004

/s/ J. DAVID POWER III J. David Power III	Director	March 22, 2004

/s/ DON J. SIMPLOT Don J. Simplot	Director	March 22, 2004

/s/ MARIANO COSTAMAGNA Mariano Costamagna	Director	March 22, 2004

IMPCO TECHNOLOGIES, INC.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

IMPCO Technologies, Inc.

We have audited the accompanying consolidated balance sheets of IMPCO Technologies, Inc. and subsidiaries as of April 30, 2002, December 31, 2002 and 2003 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended April 30, 2002, the eight months ended December 31, 2002 and the year ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IMPCO Technologies, Inc. and subsidiaries at April 30, 2002, December 31, 2002 and 2003 and the consolidated results of their operations and their cash flows for each of the two years in the period ended April 30, 2002, the eight months ended December 31, 2002 and the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

As more fully described in Note 16 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets.

/s/    ERNST & YOUNG LLP

Los Angeles, California

March 10, 2004,

except for the 6th paragraph

of Note 1 and the 3rd and

5th paragraph of Note 3

as to which the date

is March 12, 2004

IMPCO TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars Except Share Data)

	April 30, 2002	December 31, 2002	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$10,413	$1,996	$9,524
Restricted cash	577	1,604	724
Accounts receivable, net	13,104	11,641	14,051
Inventories:
Raw materials and parts	7,724	8,616	9,347
Work-in-process	237	—	277
Finished goods	10,695	8,705	8,275

Total inventories	18,656	17,321	17,899
Deferred tax assets	2,808	1,032	283
Other current assets	1,881	1,649	1,648
Current assets from discontinued operation	14,386	—	—

Total current assets	61,825	35,243	44,129
Equipment and leasehold improvements:
Dies, molds and patterns	6,061	6,343	6,572
Machinery and equipment	6,126	6,317	7,792
Office furnishings and equipment	8,737	8,462	8,545
Automobiles and trucks	416	406	402
Leasehold improvements	2,348	3,401	3,597

	23,688	24,929	26,908
Less accumulated depreciation and amortization	15,243	16,359	18,589

Net equipment and leasehold improvements	8,445	8,570	8,319
Net goodwill and intangibles	8,921	8,921	10,106
Deferred tax assets, net	29,129	8,405	9,476
Investment in affiliates	158	12,777	25,500
Other assets	1,198	2,062	3,606
Non-current assets from discontinued operation	13,773	—	—

Total Assets	$123,449	$75,978	$101,136

See accompanying notes to consolidated financial statements.

IMPCO TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

CONTINUED

(Thousands of Dollars Except Share Data)

	April 30, 2002	December 31, 2002	December 31, 2003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,240	$5,166	$9,082
Accrued payroll obligations	2,886	2,387	2,762
Other accrued expenses	1,749	2,294	4,195
Current revolving line of credit	8,625	5,860	5,238
Current maturities of long-term debt and capital leases	5,473	8,331	713
Current liabilities from discontinued operations	9,137	—	—

Total current liabilities	33,110	24,038	21,990

Term loans, net of discount	4,890	—	17,617
Capital leases	376	101	95
Non-current liabilities from discontinued operation	127	—	—
Other liabilities	—	—	1,483
Minority interest	2,268	2,217	2,822
Stockholders’ equity:
Preferred stock, $.001 par value, authorized 500,000 shares; none issued and outstanding at April 30, 2002, December 31, 2002, and December 31, 2003	—	—	—
Common stock, $.001 par value, authorized 100,000,000 shares 12,606,966 issued and outstanding at April 30, 2002; 16,433,282 issued and outstanding at December 31, 2002; 18,568,721 issued and outstanding at December 31, 2003	13	16	19
Additional paid-in capital	126,316	120,624	132,190
Shares held in treasury	(322)	(173)	(312)
Accumulated deficit	(39,671)	(68,065)	(74,993)
Accumulated other comprehensive income (loss)	(3,658)	(2,780)	225

Total stockholders’ equity	82,678	49,622	57,129

Total Liabilities and Stockholders’ Equity	$123,449	$75,978	$101,136

See accompanying notes to consolidated financial statements.

IMPCO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of Dollars Except Per Share Data)

	Fiscal Years Ended April 30,		Eight Months Ended December 31, 2002	Fiscal Year Ended December 31, 2003
	2001	2002
Revenue	$80,539	$67,676	$46,421	$74,740
Costs and expenses:
Cost of revenue	49,499	44,542	33,071	51,780
Research and development expense	5,870	5,856	2,635	3,803
Selling, general and administrative expense	18,561	19,676	11,922	19,638

Total costs and expenses	73,930	70,074	47,628	75,221
Operating income (loss)	6,609	(2,398)	(1,207)	[481 ]
Interest (income) expense, net	(221)	929	883	4,039

Income (loss) from continuing operations before income taxes and equity share in losses of unconsolidated affiliates	6,830	(3,327)	(2,090)	(4,520)
Equity share in losses of unconsolidated affiliates	—	—	—	1,107
Income tax expense (benefit)	2,903	(1,331)	23,240	668

Income (loss) from continuing operations before minority interests	3,927	(1,996)	(25,330)	(6,295)
Minority interest in income (loss) of consolidated subsidiaries	253	224	(51)	605

Income (loss) from continuing operations	3,674	(2,220)	(25,279)	(6,900)
Loss from discontinued operation	(16,777)	(25,016)	(3,115)	—

Net loss	$(13,103)	$(27,236)	$(28,394)	$(6,900)

Net Income (loss) per share:
Basic:
Income (loss) from continuing operations	$0.37	$(0.20)	$(1.76)	$(0.41)

Loss from discontinued operation	$(1.69)	$(2.25)	$(0.22)	$—

Net Income loss	$(1.32)	$(2.45)	$(1.98)	$(0.41)

Diluted:
Income (loss) from continuing operations	$0.33	$(0.20)	$(1.76)	$(0.41)

Loss from discontinued operation	$(1.52)	$(2.25)	$(0.22)	$—

Net Income loss	$(1.19)	$(2.45)	$(1.98)	$(0.41)

Number of shares used in per share calculation:
Basic	9,935	11,098	14,376	16,643

Diluted	11,049	11,098	14,376	16,643

See accompanying notes to consolidated financial statements.

IMPCO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Fiscal Years Ended April 30,		Eight Months Ended December 31, 2002	Fiscal Year Ended December 31, 2003
(Thousands of Dollars Except Share Data)	2001	2002
Common Stock:
Beginning balance	$8	$10	$13	$16
Issuance of common stock (97,572, 328,459, 19,200, and 651,807 shares, respectively) resulting from the exercise of stock options and warrants	—	1	—	1
Issuance of common stock (1,625,000, 2,000,000, 1,500,00 and 1,500,000 shares, respectively) resulting from equity offering	2	2	1	2
Issuance of common stock (0, 0, 2,309,470 and 0 shares, respectively) in connection with an option to acquire a business …	—	—	2	—

Ending balance	$10	$13	$16	$19
Additional paid-in capital relating to common stock:
Beginning balance	$47,539	$102,832	$126,316	$120,624
Issuance of common stock resulting from the exercise of stock options and warrants	881	2,626	157	1,753
Issuance of common stock resulting from equity offering	52,345	20,738	17,299	8,818
Issuance of common stock in connection with option to acquire a business	—	—	9,997	—
Fair value of stock warrants issued in connection with financing, net of unamortized deferred interest costs	—	—	—	995
Reduction in current tax liability related to stock options	2,067	120	—	—
Spin-off of Quantum subsidiary	—	—	(33,145)	—

Ending balance	$102,832	$126,316	$120,624	$132,190
Shares held in trust for deferred compensation plan, at cost (4,137, 15,870, 18,224 and 34,592 shares, respectively)	(143)	(322)	(173)	(312)
Notes receivable from officers	(3,914)	—	—	—
Retained earnings (accumulated deficit):
Beginning balance	668	(12,435)	(39,671)	(68,065)
Sale of treasury shares below original cost	—	—	—	(28)
Net loss income applicable to common stock	(13,103)	(27,236)	(28,394)	(6,900)

Ending balance	(12,435)	(39,671)	(68,065)	(74,993)
Accumulated other comprehensive income (loss):
Beginning balance	$(2,726)	$(3,719)	$(3,658)	$(2,780)
Foreign currency translation adjustment	(993)	178	865	2,901
Unrealized gain (loss) on derivative instrument	—	(117)	117	—
Unrealized gain (loss) on marketable securities available-for-sale	—	—	(104)	104

Ending balance	$(3,719)	$(3,658)	$(2,780)	$225

Total stockholders’ equity	$82,631	$82,678	$49,622	$57,129

Comprehensive income (loss):
Net loss	$(13,103)	$(27,236)	$(28,394)	$(6,900)
Foreign currency translation adjustment	(994)	178	865	2,901
Unrealized gain (loss) on derivative instrument	—	(117)	117	—
Unrealized gain (loss) on marketable securities available-for-sale	—	—	(104)	104

Comprehensive income (loss)	$(14,097)	$(27,175)	$(27,516)	$(3,895)

See accompanying notes to consolidated financial statements.

IMPCO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

	Fiscal Year Ended		Eight Months Ended December 31, 2002	Fiscal Year Ended December 31, 2003
	2001	2002
Cash flows from operating activities:
Net income (loss) from continuing operations	$3,675	$(2,220)	$(25,279)	$(6,900)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangibles arising from acquisition	738	747	—	—
Depreciation and other amortization	1,852	2,255	1,376	3,557
Valuation allowance for deferred taxes	—	—	24,000	2,376
Minority interests in income of consolidated affiliates	253	224	(51)	605
Equity share in loss of unconsolidated affiliates	—	—	—	629
(Gain) loss on disposal of assets	(3)	194	31	27
(Gain) loss from sale of available-for-sale securities	(17)		18	—
(Increase) decrease in deferred income taxes	2,555	(2,294)	(630)	(2,698)
(Increase) decrease in accounts receivable	4,170	2,123	1,463	(2,410)
(Increase) decrease in inventories	1,603	4,046	1,335	(580)
Increase (decrease) in accounts payable	(4,668)	(400)	(75)	3,916
Increase in accrued expenses	255	461	45	2,277
Other, net	7	168	(549)	42

Net cash provided by operating activities from continuing operations	10,420	5,304	1,684	841
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(3,489)	(3,086)	(1,711)	(1,744)
Business acquisition cost	(128)	(211)	(2,619)	(13,622)
Purchase of available-for-sale securities	(15,736)	—	—	—
Sale of available-for-sale securities	15,785	—	7	—
Proceeds from sale of equipment	9	3	131	3

Net cash used in investing activities	(3,559)	(3,294)	(4,192)	(15,363)
Cash flows from financing activities:
Increase (decrease) in revolving line of credit	(13,513)	3,575	(2,765)	(623)
Payments on term loans	(2,945)	(1,380)	(1,837)	(6,855)
Proceeds from term loans	7,500	1,750	—	17,250
Payments of capital lease obligation	(643)	(288)	(275)	(402)
Acquire common shares held in treasury	—	—	(15)	(167)
Decrease (increase) in restricted cash	—	(815)	(1,028)	881
Increase (decrease) on notes receivable from officers	(3,914)	3,914	—	—
Proceeds from issuance of common stock	53,195	23,198	17,458	10,573

Net cash provided by financing activities	39,680	29,954	11,538	20,657
Net cash provided by continuing operations	46,541	31,964	9,030	6,135
Net cash used in discontinued operation	(33,244)	(38,347)	(18,312)	—
Translation adjustment	280	209	865	1,393

Net increase (decrease) in cash and cash equivalents	13,577	(6,174)	(8,417)	7,528
Cash and cash equivalents at beginning of period	3,010	16,587	10,413	1,996

Cash and cash equivalents at end of period	$16,587	$10,413	$1,996	$9,524

See accompanying notes to consolidated financial statements.

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

(a) Basis of presentation and description of the business—The consolidated financial statements of IMPCO Technologies, Inc. (“IMPCO” or the “Company”) include the accounts of the Company and its majority owned subsidiaries IMPCO-BERU Technologies B.V. (“IMPCO BV”); its wholly owned subsidiaries IMPCO Technologies, Pty. Limited (“IMPCO Pty”), IMPCO Tech Japan K.K. (“IMPCO Japan”) and Grupo I.M.P.C.O. Mexicano, S. de R.L. de C.V. (“IMPCO Mexicano); and its joint ventures Minda IMPCO Technologies Limited, IMPCO-Egypt, and CNGC-IMPCO Technologies, LLC (“CNGC”). The Company has a 40% interest in a joint venture, Minda IMPCO Limited, and uses the equity method for reporting the results of this entity. The Company has purchased 50% of B.R.C. Societá a Responsabilitá Limitata (“BRC”). The Company uses the equity method to recognize the assets and liabilities of BRC in the Company’s consolidated results. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company is a designer, manufacturer and supplier of components and systems that store gaseous fuels and monitor and control the pressure and flow of those fuels for use in primarily internal combustion engines.

On July 23, 2002, the Company completed the distribution and spin-off of Quantum Technologies Worldwide, Inc. (“Quantum”), a wholly owned subsidiary, by distributing one share of Quantum common stock for every share of IMPCO common stock held on the record date, July 5, 2002. The Company released Quantum from its liability related to the $8.6 million line of credit with Bank of America and contributed cash of $15.0 million to supply liquidity and Quantum’s short-term operating needs. As a result of the spin-off, the Company no longer holds any continuing interest in Quantum and has reported Quantum as a discontinued operation in the consolidated financial statements for all periods presented.

On November 14, 2002, the Company changed its fiscal calendar from April 30 to December 31. The consolidated financial statements and the accompanying notes include the “transition period” for the eight months ended December 31, 2002.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of conducting business. The Company uses cash generated from operations, bank financings and sales of its equity securities to fund capital expenditures and research and development, as well as to invest in and operate existing operations and new businesses. In July 2003, the Company concluded new loan agreements with Bison Capital Structured Equity Partners, LLC (“Bison”) for $20.0 million and with LaSalle Business Credit, LLC (“LaSalle”) for a maximum amount of $12.0 million. From these proceeds, the Company repaid the Bank of America line of credit and term loans for a total of $11.3 million. In December 2003, the Company completed a private placement to institutional investors of 1.5 million shares of its common stock in which it received approximately $9.0 million in net proceeds, after discounts, commissions and expenses.

At December 31, 2003 the Company was not in compliance under terms of the LaSalle and Bison agreements. See also Note 3. At December 31, 2003 the Company had received waivers from LaSalle and Bison for covenant non-compliance conditions. Bison granted the Company a modified EBITDA calculation for 2004 and a further waiver in maintaining its Term

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loan status as a long term liability throughout 2004. LaSalle granted the Company an amendment on March 12, 2004 which resulted in additional borrowing line capacity of $2.6 million. Management believes that LaSalle will work with the Company to amend its credit arrangement for the remainder of its term. Accordingly, management believes that the Company has sufficient resources to meet its current financial obligations and finance its operations through December 31, 2004.

It is possible that the Company may require additional sources of financing in order to capitalize on opportunities that management believes currently exists in the alternative fuel market and to invest in long-term business opportunities. These additional sources of financing may include bank borrowings or public or private offerings of equity or debt securities. No assurance can be given that such additional sources of financing will be available on acceptable terms, if at all.

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

(f) Intangibles arising from acquisitions—Intangibles arising from acquisitions, primarily goodwill, are recorded based on the excess of the acquisition cost over the fair value of amounts assigned to tangible assets and liabilities. Goodwill and other unidentifiable intangible assets that arise from acquisitions are subject to an annual evaluation in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, for the purpose of determining any impairment and would be recognized as goodwill expense.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under these rules, goodwill is no longer amortized but is subject to annual impairment tests in accordance with the Statement. Other identifiable intangible assets continue to be amortized over their useful lives.

The Company has applied the rules on accounting for goodwill and other intangible assets beginning in the first quarter of the transition period ended December 31, 2002. Application of

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the nonamortization provisions of the Statement has resulted in an increase in net income of approximately $0.5 million ($0.03 per share) for the transition period ended December 31, 2002 and approximately $0.8 million ($0.05 per share) for the fiscal year ended December 31, 2003. The Company has completed the impairment tests as required upon adoption of SFAS No. 142 and the annual evaluation thereof for impairment and has determined that there is no impairment to its recorded goodwill balance as of December 31, 2003.

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

(j) Minority interests in subsidiaries—The balance sheet amounts in minority interest at December 31, 2003 represent 49% of the equity held by the single minority stockholder in IMPCO BV, 49% of the equity held by a single minority stockholder in IMPCO Fuel Systems, and a subsidiary of IMPCO Pty, 40% of the equity held by a joint venture partner in Minda IMPCO. Minority interest represents the minority stockholder’s proportionate share of equity in those subsidiaries.

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

(l) Stock based compensation—In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 Accounting For Stock Based Compensation, which established accounting and reporting standards for stock based employee compensation plans effective after fiscal year 1996. SFAS No. 123 encourages entities to adopt the fair value based method of accounting; however, it also allows an entity to continue to measure compensation cost using the intrinsic value based method prescribed by Accounting Principles Board No. 25. Entities electing to remain on the “intrinsic value based” method must make certain pro forma disclosures as if the new fair value method had been applied. At this time, the Company has not adopted the recognition provision of SFAS No. 123, but has provided pro forma disclosures.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting For Stock Based Compensation—Transition and Disclosure. SFAS No. 148 amended SFAS No. 123 to provide new guidance

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

concerning the transition when a company changes from the intrinsic-value method to the fair-value method of accounting for employee stock-based compensation cost. As amended by SFAS No. 148, SFAS No. 123 also requires additional disclosure regarding such cost in annual financial statements and in condensed interim financial statements. Certain disclosure provisions of SFAS No. 148 were adopted by the Company in its financial statements prepared as of December 31, 2003.

SFAS No. 123, as amended by SFAS No. 148, requires pro forma information regarding net income and net income per share to be disclosed for new options granted after fiscal year 1996. The fair value of these options was determined at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Fiscal Years Ended April 30,		Eight Months Ended December 31, 2002	Fiscal Year Ended December 31, 2003
	2001	2002
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	69.5%	74.8%	79.3%	83.3%
Risk free interest rate	5.6%	5.0%	4.4%	4.0%
Expected life of the option (years)	6.0	6.0	6.0	6.0

The estimated fair value of the options is amortized to expense over the options’ vesting period for pro forma disclosures. The per share “pro forma” for the effects of SFAS No. 123, as amended by SFAS 148, is not indicative of the effects on reported net income/loss for future years. The Company’s “reported” and “pro forma” information for the periods April 30, 2001 and 2002, and at December 31, 2002 and 2003 are as follows (in thousands of dollars except per share data):

	Fiscal Years Ended April 30,		Eight Months Ended December 31, 2002	Fiscal Year Ended December 31, 2003
	2001	2002
Loss as reported	$(13,103)	$(27,236)	$(28,394)	$(6,900)
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related taxes	(461)	(691)	(545)	(2,012)

Proforma net loss	$(13,564)	$(27,927)	$(28,939)	$(8,912)

Basic loss per share:
Net loss as reported	$(1.32)	$(2.45)	$(1.98)	$(0.41)

Proforma loss	$(1.37)	$(2.52)	$(2.01)	$(0.54)

Diluted loss per share:
Net loss as reported	$(1.19)	$(2.45)	$(1.98)	$(0.41)

Proforma loss	$(1.23)	$(2.52)	$(2.01)	$(0.54)

The Financial Accounting Standards Board has also issued Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” The Interpretation addresses implementation practice issues in accounting for compensation costs under existing rules prescribed by Accounting Principles Board No. 25. The rules are applied prospectively to

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(p) Foreign currency translation—Assets and liabilities of the Company’s foreign subsidiaries are generally translated at current exchange rates, and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a foreign currency component of other comprehensive income in stockholders’ equity. The results and financial condition of the Company’s international operations are affected by changes in exchange rates between certain foreign currencies and the U.S. Dollar. The functional currency for all of the Company’s international subsidiaries is the local currency of the subsidiary. An increase in the value of the U.S. Dollar increases costs incurred by the subsidiaries because most of its international subsidiaries’ inventory purchases are U.S. Dollar denominated. The Company seeks to manage its foreign currency economic risk by minimizing its U.S. Dollar investment in foreign operations using foreign currency term loans and lines of credit to finance the operations of its foreign subsidiaries. At December 31, 2003, the Company had a single foreign exchange forward contract in which gains and losses are

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ordinarily recognized in the consolidated statement of operations as the fair value of the contracts fluctuates.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except those transactions that operate as a hedge of an identifiable foreign currency commitment, are included in the results of operations as incurred.

(q) Financial instruments—At December 31, 2003, the Company’s financial instruments recorded on the balance sheet include cash equivalents, capital lease obligations, short-term bank debt, and restricted cash. Because of the short maturity, short-term bank debt approximates fair value. At December 31, 2003, the fair value of the Company’s long-term debt and capital lease obligations approximated carrying value.

The Company periodically enters into foreign currency forward contracts and interest rate swap agreements. When the Company enters into foreign currency forward contracts, it does so to hedge identifiable foreign currency commitments. Foreign currency contracts reduce the Company’s exposure to unfavorable fluctuations in foreign currencies versus the U.S. dollar. Realized gains and losses on these contracts are included in the measurement of the related foreign currency transaction. The Company, from time to time, uses interest rate swap agreements to manage interest rate risk on its floating rate debt portfolio. Each interest rate swap is matched as a hedge against a specific debt instrument and has the same notional amount and tenor as the related debt instrument principle. As of December 31, 2003, the Company had a single foreign exchange forward contract of approximately $0.5 million for the purpose of hedging foreign exchange exposure.

[r] New accounting pronouncements—In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, (“FIN 46”). FIN 46 introduces a new consolidation model, the variable interests model, which determines control (and consolidation) based on potential variability in gains and losses of the entity being evaluated for consolidation. The requirements for FIN 46, including its disclosures, apply immediately.

FIN 46 provides guidance for determining whether an entity qualifies as a variable interest entity (“VIE”) by considering, among other considerations, whether the entity lacks sufficient equity or its equity holders lack adequate decision-making ability. If the entity does not qualify as a VIE, then the consolidation criteria is based on previously established accounting standards. Qualifying VIEs are covered by FIN 46 and are individually evaluated for consolidation based on their variable interests. FIN 46 requires consideration and estimates of a significant number of possible future outcomes of the VIE as well as the probability of each outcome occurring. Based on the allocation of possible outcomes, a calculation is performed to determine which party, if any, has a majority of potential negative outcomes (expected losses) or a majority of the potential positive outcomes (expected residual returns), with an emphasis on negative outcomes. That party, if any, is the primary beneficiary and is required to consolidate the VIE. The effective date for FIN 46 was deferred for public companies until the end of periods ending on or after December 15, 2003. Adoption of FIN 46 did not have an impact on the Company.

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Acquisitions

B.R.C. Societá a Responsabilitá Limitata.    On July 22, 2003, in conjunction with the refinancing of the Company, the deferred payment of $7.0 million was paid to the equity holders of BRC consequently completing the 50% acquisition of BRC. As of December 31, 2003, the Company had incurred acquisition costs of approximately $24.6 million, which is shown on the consolidated balance sheet as part of investment in affiliates. The corresponding costs incurred as of December 31, 2002 totaled $12.5 million.

The Company uses the equity method of accounting to recognize the investment in and the results of BRC in the Company’s financial position at December 31, 2003 and for the fiscal year ended December 31, 2003. The condensed balance sheet for BRC as of December 31, 2002 and 2003 and the statements of operations for the years ended December 31, 2002 and 2003 follow (in thousands of dollars):

	December 31, 2002	December 31, 2003
Current assets	$28,641	$23,441
Long-term assets	5,997	9,182

Total Assets	$34,638	$32,623

Current liabilities	$11,609	$6,163
Long-term liabilities	3,357	4,155
Shareholders’ equity	19,672	22,305

Total liabilities and shareholders’ equity	$34,638	$32,623

	Year Ended December 31, 2002	Year Ended December 31, 2003
Revenue	$32,809	$36,280
Cost of revenues	16,328	18,811

Gross profit	16,481	17,469
Operating expenses	14,610	17,657

Operating income (loss)	1,871	(188)
Interest expense, net	622	241
Other expenses	1,288	497

Pre-tax loss	(39)	(926)
Income taxes	980	239

Net loss	$(1,019)	$(1,165)

In accordance with the BRC option agreement, the Company has the option to acquire at least 90% ownership in BRC after the 2006 calendar year based upon a price determined by a multiple of earnings before interest and taxes adjusted for depreciation and amortization and other quantitative factors.

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following supplemental condensed consolidated pro forma statements of operations for IMPCO for the year ended December 31, 2002 and 2003 are prepared to give effect to the acquisition of 50% of BRC as if the transaction had occurred on January 1, 2002 instead of July 22, 2003 (in thousands of dollars, except for per share data):

	Year Ended December 31, 2002	Year Ended December 31, 2003
Revenue	$68,390	$74,740
Net Loss	$(37,332)	$(6,895)

Net loss per share:
Basic:
Net loss	$(2.72)	$(0.41)

Diluted:
Net loss	$(2.72)	$(0.41)

Number of shares used in per share calculation:
Basic	13,744	16,643

Diluted	13,744	16,643

Related Party Transaction

In July 2003, the Company made the final deferred payment to the BRC equity holders, which completed the $23.8 million acquisition of a 50% equity interest in BRC. Mr. Mariano Costamagna is the Chief Executive Officer of MTM s.r.l., an Italian corporation and a wholly owned subsidiary of BRC and, prior to the transaction, directly or indirectly held a 50% equity interest in BRC. In connection with this purchase, the Company paid $6.9 million and issued 1,039,262 shares of common stock to Mr. Costamagna or his spouse, representing payment for one-half of the 50% equity interest he held directly or indirectly in BRC. Mr. Costamagna was elected to a three-year term as a Company director beginning June 12, 2003. Mr. Costamagna presently owns 20% equity interest in BRC, and other members of his immediate family own between 5% and 20% of the equity interest in BRC.

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Debt Payable

The Company’s debt payable is summarized as follows (in thousands of dollars):

		April 30, 2001	April 30, 2002	December 31, 2002	December 31, 2003
(a)	Bank of America NT&SA:
	Revolving line of credit	$3,914	$8,625	$5,860	$—
	Mexican peso line of credit	541	—	—	—
	Term loan	8,894	6,353	4,447	—
	Capital lease and capital expenditure lines of credit facilities	1,436	1,516	2,327	—
(b)	Senior subordinated secured promissory note—Bison Capital Structured Equity Partners, LLC	—	—	—	17,483
(c)	Revolving promissory note—LaSalle Business Credit, LLC	—	—	—	5,238
(d)	Credit facility—Fortis Bank (formerly Mees Pierson)	1,461	1,068	715	—
(e)	Term loan—The Hong Kong and Shanghai Banking Corp. Ltd	776	500	540	598
	Line of credit	162	—	—	—
(f)	Notes payable	—	—	—	134
(g)	Other loans	—	—	—	72
	Other capital leases	572	1,423	222	138
	Derivative instruments	—	195	181	—

		$17,756	$19,680	$14,292	$23,663
	Less: current portion	9,758	14,287	14,191	5,951

	Non-current portion	$7,998	$5,393	$101	$17,712

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

(b) Senior Subordinated Secured Promissory Note—Bison Capital Structured Equity Partners, LLC

On July 18, 2003 the Company entered into an agreement with Bison Capital Structured Equity Partners, LLC to sell to Bison a senior subordinated secured promissory note in the amount of $20.0 million bearing interest at a rate of 11.25%. Interest payments are due monthly over the term of the note and the principal amount of the note is due in full on July 18, 2007. The proceeds of the note were approximately $17.3 million and resulted in a loan discount of approximately $2.7 million, which is amortized to interest expense over the term of the note. At December 31, 2003 the carrying value of the note was approximately $17.5 million. Approximately $1.0 million was recognized as interest expense from inception of

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the agreement to December 31, 2003. The Bison note is secured by the foreign assets of the Company. At December 31, 2003, the Company was in default for not meeting certain financial measurement covenants at the end of the 4th quarter. The Company has obtained a waiver of its covenants at December 31, 2003, and certain covenant amendments for the remainder of 2004. The Company will be required to pay the default rate of interest for the first quarter of 2004 (3% over the stated rate) in cash amounting to $150,000. The default rate of interest thereafter will be paid in kind and increase 150 basis points each quarter (up to a maximum of 18% per annum) as long as the Company does not perform to the covenants established at the inception of the loan. (See Note 1)

In conjunction with the promissory note agreement the Company issued warrants to Bison to purchase 500,000 shares of the Company’s common stock at a price of $2.00. In September 2003, Bison exercised the warrants and acquired 500,000 shares of common stock.

(c) Revolving Promissory Note—LaSalle Business Credit, LLC

On July 18, 2003 the Company entered into a revolving promissory note with LaSalle Business Credit, LLC for a maximum amount of $12.0 million bearing interest at a rate of prime plus 1%. The note is payable in full on July 18, 2006. The Company’s availability under this facility is determined by a percentage of eligible accounts receivable and inventory balances as defined by the asset-based lending agreement. As of December 31, 2003, $5.2 million was outstanding under the line of credit at an interest rate of 5.0% and approximately $1.6 million was unused and available under the line. As of December 31, 2003 the Company was in default for not meeting certain financial measurement covenants at the end of the 4th quarter. The Company has obtained a waiver of its covenants at December 31, 2003. Based upon a request by the Company, the lender has granted the Company an amendment whereby two large customers accounts will be granted up to 40% balance availability in the borrowing base (previously 15%), resulting in greater access to the credit facility. Based upon discussions with the bank, management believes that covenants may be subject to a re-negotiation which could result in better matching with the Company’s current performance capacities. (See Note 1)

(d) Credit facility—Fortis Bank

IMPCO BV has secured a € 2.3 million ($2.9 million) revocable credit facility with Fortis Bank in the Netherlands. The interest rate is determined on a weekly basis using a weighted average of several money market indices. IMPCO BV’s borrowings under this facility may not exceed the combined total of 70% of the book value of its eligible accounts receivable and 50% of the book value of its inventory (or the current market value when lower) with a maximum of € 1.0 million. At December 31, 2003, the interest rate was 4.0% with no outstanding balance.

(e) The Hong Kong and Shanghai Banking Corporation Ltd.

Line of Credit.    In April 2002, IMPCO Japan secured a ¥64.0 million ($0.6 million) line of credit facility with the Hong Kong and Shanghai Banking Corporation Ltd. (“HSBC”), Osaka Branch. This line of credit was renewed in March 2003 with a fixed interest rate of 1.685% for a period of 12 months and matures in April 2004. The line of credit is cash secured from a restricted account with National Australian Bank Limited, which issued a stand-by letter of credit to HSBC as collateral for the line of credit. At December 31, 2003, the outstanding loan balance was ¥64.0 million bearing interest at a rate of 1.685%.

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(f) Notes payable

During April and May of 2003, the Company entered into agreements with investors to provide approximately $3.1 million in bridge loans, of which $1.4 million was from an entity related to one of the Company’s directors. The bridge loans bore interest at a rate of 12% and matured in October 2003. In conjunction with the bridge loan agreements the Company issued warrants to the investors to purchase 305,000 shares of the Company’s common stock at $2.46, or 120% of market price. During July 2003, approximately $1.0 million of the loans was repaid, and the remaining loans and accrued interest in the amount of $2.2 million and $0.1 million, respectively, were repaid in full in December 2003. In September 2003, the Company borrowed € 0.5 million from an affiliate company and repaid the note plus accrued interest in December 2003.

In the fourth quarter of 2003, the Company’s majority owned subsidiary, Minda IMPCO Ltd., of India entered into several loan agreements and obtained a total of INR6.0 million ($134,000) in loans with an average interest rate of 14.0% and two year maturities.

(g) Other finance loans

In May and September of 2003, the Company financed certain insurance policies through a third party lender. As of December 31, 2003 the balance of these loans was approximately $0.1 million, which mature in March 2004 and bear interest at 5.8%.

(h) Loans from a Director

On March 31, 2003, a Company director extended to the Company a loan commitment of $8.0 million expiring May 31, 2003, subsequently reduced to $1.5 million and extended to January 31, 2004. In connection with the loan commitment, the Company granted to the director 200,000 warrants, fully vested, at a price of $2.51, which expire in four years.

On June 30, 2003, the 10% minority holder of IMPCO Mexicano exercised his put option for $0.5 million. The Company entered into an agreement whereby the same Company director agreed to purchase the 10% interest for $0.5 million and would allow the Company to re-purchase the 10% interest at cost. In December 2003, the Company repaid the director $0.5 million, plus accrued interest of $49,998, for his 10% interest and the Company owns 100% of IMPCO Mexicano.

At December 31, 2003, the Company’s weighted average interest rate on debt payables was 13.1%.

4.    Marketable Securities

The Company’s deferred compensation plan (“plan”) acquired 17,978 shares of Quantum common stock at an average price of $9.12 per share in accordance with the Quantum spin-off, dated July 23, 2002. These shares were classified as marketable securities available-for-sale and are included as part of other assets on the consolidated balance sheet as of December 31, 2002. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, unrealized gains and losses on marketable securities classified as available-for-sale are recognized as a component of other accumulated comprehensive income in the equity section of the consolidated balance sheet. During the fourth quarter of 2003, the

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

plan was instructed to sell its shares of Quantum and use the proceeds to acquire shares in IMPCO. As of December 31, 2003, the unsold Quantum shares were classified as trading securities in accordance with SFAS No. 115 and the unrealized loss in the amount of $39,000 carried in other accumulated comprehensive income was recognized as part of selling, general and administrative expense on the consolidated statements of operations. In February 2004, 10,844 shares of Quantum were sold at an average price of $9.17 and 12,725 shares of IMPCO were acquired at an average price of $7.69. As of December 31, 2003, approximately $0.1 million was classified as marketable securities held for trading as part of other assets on the balance sheet.

5.    Income Taxes

The provision for (benefit from) income taxes consists of the following (in thousands of dollars):

	Fiscal Years Ended April 30,		Eight Months Ended December 31, 2002	Fiscal Year Ended December 31, 2003
	2001	2002
Current:
Federal	$(529)	$(400)	$—	$—
State	103	1	1	—
Foreign	774	519	42	807

	348	120	43	807
Deferred:
Federal and State	2,555	(1,451)	(803)	(2,479)
Foreign	—	—	—	(139)
Change in Valuation Allowance	—	—	24,000	2,479

Total provision (benefit) for income taxes for continuing operations	$2,903	$(1,331)	$23,240	$668

Provision (benefit) for income taxes for discontinued operation	$(11,832)	$(16,675)	$(2,076)	$—

Income (loss) before income taxes and minority interest of consolidated subsidiaries and dividends for U.S. and foreign-based operations is shown below (in thousands of dollars):

	Fiscal Years Ended April 30,		Eight Months Ended December 31, 2002	Fiscal Year Ended December 31, 2003
	2001	2002
Continuing operations
U.S.	$5,568	$(3,767)	$(2,713)	$(6,135)
Foreign	1,262	440	623	1,615

Total Continuing Operations	6,830	(3,327)	(2,090)	(4,520)
Discontinued Operations	(28,610)	(41,693)	(5,191)	—

Total income (loss) before income taxes and minority interests	$(21,780)	$(45,020)	$(7,281)	$(4,520)

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of income taxes computed at the federal statutory income tax rate to income taxes reported in the consolidated statements of operations is as follows:

	Fiscal Years Ended April 30,		Eight Months Ended December 31, 2002	Fiscal Year Ended December 31, 2003
	2001	2002
Federal statutory income tax rate	-34.0%	-34.0%	-34.0%	-34.0%
Permanent differences	3.5	0.9	32.7	2.4
State tax, net	-1.6	-0.7	-11.8	—
Foreign tax, net	1.6	0.8	-8.1	2.6
Research and development credit	-10.5	-7.0	-15.2	-3.4
Valuation Allowance	—	—	1148.1	47.1

Effective tax rate	-41.0%	-40.0%	1111.7%	14.7%

The components of the Company’s deferred tax liabilities and assets is as follows (in thousands of dollars):

	Fiscal Years Ended April 30,		Eight Months Ended December 31, 2002	Fiscal Year Ended December 31, 2003
	2001	2002
Deferred tax liabilities:
Tax over book depreciation	$(1,203)	$(1,432)	$(1,275)	(863)
Other	(1,791)	(3,253)	(2,857)	(3,824)

	(2,994)	(4,685)	(4,132)	(4,687)
Deferred tax assets:
Tax credit carryforwards	7,944	10,739	10,878	12,533
Net operating loss carryforwards	5,118	22,455	25,498	27,580
Inventory reserves	961	1,480	299	350
Other provisions for estimated expenses	1,741	1,948	894	462

	15,764	36,622	37,569	40,925

Valuation Allowance	—	—	(24,000)	(26,479)

Net deferred tax assets	12,770	31,937	9,437	9,759
Less: deferred tax assets-current	2,169	2,808	1,032	283

Deferred tax assets non-current	$10,601	$29,129	$8,405	$9,476

The increase in valuation allowance of approximately $2.5 million is attributable to the increase in deferred tax assets, primarily due to the increase of net operating loss carryforwards. The total valuation allowance of approximately $26.5 million as of December 31, 2003 was recognized based on the weight of available evidence that it is more likely than not that this portion of the deferred tax asset will not be realized within the next three years, notwithstanding that some of those assets may have longer lives under applicable tax laws. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company believes, based on its history of prior operating earnings, its spin-off of the Quantum division and its expectations of future earnings, that operating income of the Company will more likely than not be sufficient to realize the future benefits of the

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amount classified as net deferred tax asset. Future adverse changes in market conditions, poor operating results or a decline in our projections about future profitability may affect the Company assessment of the adequacy of the valuation allowance and, consequently, the net carrying value of net deferred tax assets. In the event that the Company determines that it is more likely than not that it would be unable to realize an additional portion of the net deferred tax asset, an additional adjustment to the deferred tax asset valuation allowance would be charged to income in the period such determination was made.

For the year ended December 31, 2003, the Company has a federal research and development tax credit carryforward available for federal income tax purposes of approximately $5.1 million that, if not used, will begin to expire in 2009. Federal net operating loss carryforwards of $72.0 million will begin to expire in 2021. Additionally, the Company has an alternative minimum tax credit carryforward available for federal income tax purposes of approximately $0.2 million that will carryforward indefinitely until utilized and a foreign tax credit of $0.7 million that expires in 2004 if not utilized. The Company also has research and development credit carryforwards for state income tax purposes of approximately $4.6 million, which do not expire for tax reporting purposes. State net operating loss carryforwards of approximately $33.0 million which will begin to expire in 2008.

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

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating results of discontinued operations for the period May 1, 2002 to the date of the Quantum spin-off, July 23, 2002, and for the preceding fiscal years ended April 30, 2002 and 2001, are as follows (in thousands of dollars):

	Fiscal Years Ended April 30,		May 1, 2002 to July 23, 2002
	2001	2002
Revenue	$23,358	$23,403	$4,446
Costs and expenses:
Cost of product sales	19,452	25,581	3,514
Research and development expense	26,687	32,657	4,730
Selling, general and administrative expense	5,499	6,379	1,296

Total costs and expenses	51,638	64,617	9,540

Operating loss	(28,280)	(41,214)	(5,094)
Interest expense	329	479	97

Loss before income taxes	(28,609)	(41,693)	(5,191)
Income tax benefit	(11,832)	(16,676)	(2,076)

Loss from discontinued operation	$(16,777)	$(25,016)	$(3,115)

7.    Commitments and Contingencies

(a) Leases

The Company has certain non-cancelable operating leases for facilities and equipment, and non-cancelable capital leases for machinery, equipment and motor vehicles. Future minimum lease commitments under non-cancelable leases at December 31, 2003 are as follows (in thousands of dollars):

	Lease Obligations
Fiscal Years Ended December 31,	Capital Leases	Operating Leases
2004	$47	$1,384
2005	41	592
2006	32	476
2007	33	465
2008	—	460
Thereafter	—	1,575

Total minimum lease payments	$153	$4,952

Less: imputed interest	15

Present value of future minimum lease payments	138
Less: current portion	43

Long-term capital lease obligation	$95

Total rental expense under the operating leases for fiscal years ended April 30, 2001, and 2002, the transition period ended December 31, 2002, and the fiscal year ended December 31, 2003 were approximately $1.6 million, $1.7 million, $1.4 million, and $2.0 million respectively. These leases are non-cancelable and certain leases have renewal options and escalation clauses.

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At April 30, 2001, and 2002, the transition period ended December 31, 2002, and the fiscal year ended December 31, 2003 approximately $1.7 million, $1.1 million, $0.6 million, and $0.2 million were outstanding under the Company’s capital lease facility, respectively. At December 31, 2003, the gross and net assets acquired under the capital lease facility were approximately $3.4 million and $0.4 million, respectively. Amortization of these assets is included in depreciation expense.

(b) Contingencies

The Company is currently subject to certain legal proceedings and claims arising in the ordinary course of business. Based on advice from legal counsel, management does not believe that the outcome of any of these matters will have a material adverse effect on the Company’s consolidated financial statements.

(c) Investment and Tax Savings Plan

The Company’s Investment and Tax Savings Plan (the “Plan”) is a defined contribution plan, which is qualified under Internal Revenue Service Code Section 401(k). The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. All employees who are at least age twenty-one or older are eligible to participate in the Plan on the first day of employment with the Company. Employees of the Company who elect to participate in the Plan may contribute into the Plan not less than 1% nor more than 15% of compensation. The Company’s matching contributions are discretionary and match elective salary deferrals up to 3.0% of compensation. Approximately 69% of eligible employees were enrolled in the 401(k) plan at December 31, 2003. Employer contributions approximated $0.6 million, $0.6 million, $0.2 million, and $0.3 million for fiscal years ended 2001 and 2002, the transition period ended December 31, 2002, and the fiscal year ended December 31, 2003 respectively.

(d) Pension Expense

The Company’s 51% owned subsidiary in The Netherlands has a defined benefit pension plan for employees over 25 years of age and mandatory retirement at age 65. The post-retirement benefit is 70% of the highest annual compensation level earned during employment. The Company purchases and fully funds this benefit with a state-approved insurance carrier who takes full responsibility for paying post-retirement benefits. For the years ended April 30, 2001 and 2002, the eight months ended December 31, 2002, and the year ended December 31, 2003, the Company paid approximately $0.1 million, $0.3 million, $0.2 million, and $0.5 million, respectively.

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

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(b) Stock options

The Company has eight stock option plans that provide for the issuance of options to key employees and directors of the Company at the fair market value at the time of grant. Options under the plans generally vest in four or five years and are generally exercisable while the individual is an employee or a director, or ordinarily within one month following termination of employment. In no event may options be exercised more than ten years after date of grant. On June 12, 2003, the stockholders of IMPCO approved the 2003 Stock Incentive Plan (“Plan”), which provides for the issuance of up to 800,000 shares of the Company’s common stock. Subject to the provisions of the Plan, the Company’s board of directors or a committee appointed by the board will determine who will receive shares or options, the number of shares or options granted, the type of options granted (incentive or non-qualified), the manner of exercise and the exercise price of the options.

In connection with the spin-off of Quantum, all stock options outstanding on the spin-off date were split into one option of IMPCO and one option of Quantum stock. The exercise price of both the IMPCO and Quantum stock options was adjusted based on the relative market values of both companies on the first trading day following the spin-off. Options exercised prior to the spin-off of Quantum were made at the exercise price prior to such adjustment. All vesting schedules remain the same and the option holders are not required to exercise their options concurrently.

	Number of Shares	Weighted Average Exercise Price
Outstanding at April 30, 2000	1,321,931	$4.88
Granted	416,453	7.27
Exercised	(97,572)	5.06
Forfeited	(46,047)	8.78

Outstanding at April 30, 2001	1,594,765	$5.39
Granted	232,000	6.17
Exercised	(328,459)	4.48
Forfeited	(120,826)	6.60

Outstanding at April 30, 2002	1,377,480	$5.53
Granted	819,000	3.30
Exercised	(19,200)	4.28
Forfeited	(98,787)	6.72

Outstanding at December 31, 2002	2,078,493	$4.61
Granted	988,000	5.04
Exercised	(141,807)	5.20
Forfeited	(173,853)	4.90

Outstanding at December 31, 2003	2,750,833	$4.72

Shares exercisable at April 30, 2001	774,889	$4.66
Shares exercisable at April 30, 2002	666,623	$4.79
Shares exercisable at December 31, 2002	818,107	$4.88
Shares exercisable at December 31, 2003	746,514	$5.08

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth summarized information with respect to stock options outstanding and exercisable at December 31, 2003:

	Outstanding at December 31, 2003			Exercisable
Exercise Price Range:	Number of Shares	Average Life	Average Price	Number of Shares	Average Price
$3.01 to $4.50	1,644,291	7.8	$3.43	383,791	$4.08
$4.51 to $6.00	107,033	3.9	5.21	100,533	5.17
$6.01 to $7.50	952,251	8.1	6.71	242,472	6.33
$7.51 to $9.00	43,858	7.2	8.00	17,678	8.00
$9.01 to $15.00	3,400	6.6	12.50	2,040	12.50

	2,750,833	7.7	$4.72	746,514	$5.08

At December 31, 2003, there were approximately 102,000 shares available for grant.

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

In connection with a $8.0 million loan commitment obtained in March 2003 from a Company director that expired on July 31, 2003, the Company granted 200,000 warrants, vesting immediately, to the director to purchase IMPCO stock at a price of $2.51. The warrants expire in four years. During 2003, the Company utilized the Black-Scholes model to determine the fair value of the options and recognized as expense approximately $0.3 million.

During April and May of 2003, the Company entered into agreements with investors to provide approximately $3.1 million in bridge loans, of which $1.4 million was from an entity related to one of the Company’s directors. In conjunction with the bridge loan agreements the Company issued warrants to the investors to purchase 305,000 shares of the Company’s common stock at $2.46, or 120% of market price. As of December 31, 2003, 10,000 warrants had been exercised and the bridge loans were repaid. See Note 3(g). During 2003, the Company utilized the Black-Scholes option pricing model and determined the fair value of the 305,000 warrants to be approximately $0.4 million. This amount was recognized on the statement of operations as part of interest expense.

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 21, 2003, the Company issued 500,000 warrants, fully vested, to Bison to acquire the Company’s stock in connection with the issuance of a $20.0 million senior secured subordinated promissory note at a price of $2.00. In September 2003, Bison exercised all of the warrants and the Company received $1.0 million in proceeds from the exercise of the warrants. During 2003, the Company determined the fair value of the 500,000 Bison warrants to be approximately $2.6 million. The assumptions used in the Black-Scholes option pricing model were (i) expected term of the options – 4 years, (ii) annual volatility – 91.3%, (iii) risk-free interest rate – 2.6%, market price of the IMPCO common stock on the date of issuance – $6.02, and (iv) dividends paid – none. During 2003, approximately $0.3 million was recognized as interest expense and the deferred portion of approximately $2.3 million is classified as part of additional paid in capital on the December 31, 2003 balance sheet and is amortized to interest expense ratably over the four year term of the loan.

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

(e) Loans to Executive Officer

In December 2000, the Company loaned an officer of the Company $100,000. The loan initially bore interest at a rate of 5% per annum and, since June 30, 2001, bears interest at a rate of 9% per annum. The loan became due and payable in full on July 31, 2002. As of December 31, 2003 approximately $3,000 was due and outstanding. The Company is negotiating to recover the amounts due under the loan.

In September 2001, the Company loaned this officer $175,000. The loan bore interest at a rate of 9% per annum. The loan became due and payable in full on July 31, 2002. The amount outstanding as of December 31, 2003 was approximately $216,000. The Company is negotiating with this officer to recover the amounts due under the loan.

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Income (Loss) Per Share

The following table sets forth the computation of basic and diluted loss per share (in thousands of dollars except per share data):

	Fiscal Years Ended April 30,		Ended December 31, 2002	Ended December 31, 2003
	2001	2002
Numerator:
Income (loss) from continuing operations	$3,675	$(2,220)	$(25,279)	$(6,900)
Loss from discontinued operation	(16,777)	(25,016)	(3,115)	—

Net income (loss)	$(13,102)	$(27,236)	$(28,394)	$(6,900)

Denominator:
Denominator for basic earnings per share—weighted average number of shares	9,935	11,098	14,376	16,643
Effect of dilutive securities:
Employee stock options	1,114	—	—	—

Dilutive potential common shares	11,049	11,098	14,376	16,643
Basic loss per share:
Income (loss) from continuing operations	$0.37	$(0.20)	$(1.76)	$(0.41)

Loss from discontinued operation	$(1.69)	$(2.25)	$(0.22)	$—

Net loss	$(1.32)	$(2.45)	$(1.98)	$(0.41)

Diluted loss per share:
Income (loss) from continuing operations	$0.33	$(0.20)	$(1.76)	$(0.41)

Loss from discontinued operation	$(1.52)	$(2.25)	$(0.22)	$—

Net loss	$(1.19)	$(2.45)	$(1.98)	$(0.41)

For the period ended December 31, 2003, options to purchase approximately 2,751,000 shares of common stock and 815,000 stock warrants were excluded in the computation of diluted net income per share, as the effect would be anti-dilutive. For the fiscal years ended April 30, 2001 and 2002 and the transition period ended December 31, 2002, options to purchase approximately 480,000, 1,377,000, and 2,078,000 shares, respectively, of common stock were excluded in the computation of diluted net income per share, as the effect would be anti-dilutive. For the fiscal years ended April 30, 2001 and 2002 and the transition period ended December 31, 2002, options to purchase 0, 300,000, and 300,000 shares, respectively, of warrants to acquire common stock were excluded in the computation of diluted net income per share, as the effect would be anti-dilutive.

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Revenues

During fiscal year 2001, IMPCO BV, IMPCO Pty, Grupo IMPCO Mexicano and IMPCO Japan subsidiaries accounted for approximately 18%, 8%, 9% and 4% of total consolidated revenues, respectively. During fiscal year 2002, IMPCO BV, IMPCO Pty, Grupo IMPCO Mexicano and IMPCO Japan subsidiaries accounted for approximately 22%, 6%, 16%, and 3% of total consolidated revenues, respectively. During the eight months ended December 31, 2002, IMPCO BV, IMPCO Pty, Grupo IMPCO Mexicano and IMPCO Japan subsidiaries accounted for approximately 18%, 6%, 26%, and 3% of total consolidated revenues, respectively. During the fiscal year ended December 31, 2003, IMPCO BV, IMPCO Pty, Grupo IMPCO Mexicano and IMPCO Japan subsidiaries accounted for approximately 22%, 6%, 16%, and 3% of total consolidated revenues, respectively.

The Company routinely sells products to a broad base of domestic and international customers, which includes distributors and original equipment manufacturers. Based on the nature of these customers, credit is generally granted without collateral being required. The Company does not anticipate that a significant credit risk exists as a result of these customer relationships.

During the fiscal year ended December 31, 2003, the Company had one customer with net revenues greater than ten percent of consolidated net revenues. Revenues for this customer as a percentage of total revenues were 10.3%, 14.4%, 7.9%, and 7.3% for the year ended December 31, 2003, the eight months ended December 31, 2002, and the years ended April 30, 2002 and 2001, respectively.

11.    Business Segment and Geographic Information

Business Segments.    The Company currently has two reporting segments organized along geographical boundaries: a domestic segment consisting of U.S. Operations and the rest of the world known as the International segment. Prior to 2001, the U.S. Operations segment was called the Gaseous Fuel Products Division. The domestic segment sells products including parts and conversion systems to OEMs and the aftermarket. The Company’s International Operations in Australia, Europe, Japan, India, and Mexico provide distribution for the Company’s products, predominantly from its domestic division and some product assembly.

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

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Information by Business Segment.    Financial information by business segment for continuing operations follows (in thousands of dollars):

	Fiscal Years Ended April 30,		Eight Months Ended December 31, 2002	Fiscal Year Ended December 31, 2003
Revenues:	2001	2002
U.S. Operations	$66,925	$52,055	$33,151	$51,951
International Operations	31,132	32,773	25,304	36,107
Intersegment Elimination	(17,518)	(17,152)	(12,034)	(13,318)

Total	$80,539	$67,676	$46,421	$74,740

	Fiscal Years Ended April 30,		Eight Months Ended December 31, 2002	Fiscal Year Ended December 31, 2003
Operating Income (Loss)	2001	2002
U.S. Operations	$11,138	$3,416	$1,751	$4,549
International Operations	1,387	599	637	1,589
Corporate Expenses	(5,862)	(6,807)	(3,460)	(6,992)
Intersegment Elimination	(53)	393	(135)	373

Total	$6,610	$(2,399)	$(1,207)	$(481)

	Fiscal Years Ended April 30,		Eight Months Ended December 31, 2002	Fiscal Year Ended December 31, 2003
Identifiable Assets	2001	2002
U.S. Operations	$34,495	$26,346	$23,555	$25,704
International Operations	24,222	23,432	23,697	27,739
Corporate	29,230	45,512	28,725	47,693
Discontinued Operation	32,816	28,159	—	—

Total	$120,763	$123,449	$75,977	$101,136

	Fiscal Years Ended April 30,		Eight Months Ended December 31, 2002	Fiscal Year Ended December 31, 2003
Capital Expenditures	2001	2002
U.S. Operations	$977	$2,103	$1,087	$1,361
International Operations	312	134	376	98
Corporate	2,003	763	248	285
Discontinued Operation	9,343	3,471	—	—

Total	$12,635	$6,471	$1,711	$1,744

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal Years Ended April 30,		Eight Months Ended December 31, 2002	Fiscal Year Ended December 31, 2003
Depreciation and Amortization	2001	2002
U.S. Operations	$1,291	$1,259	$895	$1,294
International Operations	609	592	177	273
Corporate	691	916	304	1,990
Discontinued Operation	1,687	2,903	862	—

Total	$4,278	$5,670	$2,238	$3,557

Product Revenues by Application.    The Company’s product revenues by application across all business segments follows (in thousands):

	Fiscal Years Ended April 30,		Eight Months Ended December 31, 2002	Fiscal Year Ended December 31, 2003
Revenues:	2001	2002
Transportation	$26,425	$24,595	$22,953	$29,523
Industrial	54,114	43,081	23,468	45,217

Total	$80,539	$67,676	$46,421	$74,740

Geographic Information.    The Company’s geographic information for revenues to unaffiliated customers and long-lived assets is shown below. The basis for determining revenues is the geographic location of the ”end-user”. Long-lived assets, excluding those classified under discontinued operation, represent long-term tangible assets that are physically located in the region as indicated (in thousands):

	Fiscal Years Ended April 30,		Eight Months Ended December 31, 2002	Fiscal Year Ended December 31, 2003
Revenues:	2001	2002
United States and Canada	$44,229	$29,882	$18,778	$32,053
Europe	16,302	18,800	10,691	21,724
Asia & Pacific Rim	10,486	6,701	4,958	9,223
Latin America	9,522	12,293	11,994	11,740

Total	$80,539	$67,676	$46,421	$74,740

	Fiscal Years Ended April 30,		Eight Months Ended December 31, 2002	Fiscal Year Ended December 31, 2003
Long-Lived Assets:	2001	2002
United States and Canada	$6,399	$7,472	$7,455	$7,100
Europe	310	355	595	691
Asia & Pacific Rim	224	211	203	228
Latin America	419	407	317	300

Total	$7,352	$8,445	$8,570	$8,319

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Warranties

Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience. Changes in the Company’s product warranty liability during the fiscal years ended April 30, 2001, and 2002, the eight months ended December 31, 2002 and the fiscal year ended December 31, 2003 are as follows:

	Fiscal Years Ended April 30,		Eight Months Ended December 31, 2002	Fiscal Year Ended December 31, 2003
Warranty reserve for the period ended:	2001	2002
Balance at beginning of period	$427	$227	$285	$452
New warranties issued	73	170	233	396
Warranties settled	(273)	(112)	(66)	(175)

Balance at end of period	$227	$285	$452	$674

13.    Purchases

During fiscal years 2001 and 2002, the transition period ended December 31, 2002 and the fiscal year ended December 31, 2003 purchases from two vendors constituted approximately 41%, 17%, 19%, and 33% of consolidated net inventory purchases, respectively. In fiscal year 2001 and 2002, the transition period ended December 31, 2002, and the fiscal year ended December 31, 2003 10 suppliers accounted for approximately 67%, 28%, 34%, and 71% respectively, of consolidated net inventory purchases.

14.    Supplementary Cash Flow Information

For fiscal years 2001 and 2002, the transition period ended December 31, 2002, and the fiscal year ended December 31, 2003, the Company incurred capital lease obligations of approximately $0.6 million, $0.4 million, $0, and $0.1 million, respectively.

Interest and income taxes paid for fiscal years 2001 and 2002, the transition period ended December 31, 2002, and the fiscal year ended December 31, 2003 are as follows (in thousands of dollars):

	Fiscal Years Ended April 30,		Eight Months Ended December 31, 2002	Fiscal Year Ended December 31, 2003
	2001	2002
Interest Paid	$1,363	$1,354	$953	$2,387
Taxes paid (including franchise taxes)	$982	$638	$42	$495

Payments made by Quantum for interest and taxes were not material for the periods indicated.

On November 29, 2002, the Company issued 2,309,470 shares of the Company’s common stock to the equity holders of BRC valued at $10.0 million as a down payment towards an option to acquire a 50% ownership in BRC.

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Fiscal Year Change

On November 14, 2002, the Company changed its fiscal year from April 30 to December 31. The table below summarizes selected data for the unaudited eight months ended December 31, 2001 and the eight months ended December 31, 2002 (in thousands except for earnings per share).

	Eight Months Ended December 31,
	2001	2002
	(unaudited)
Statement of Operations:
Revenue:
Net revenue	$45,707	$46,421
Cost and expenses:
Cost of sales	29,185	33,071
Research and development expense	3,712	2,635
Selling, general and administrative	13,075	11,922
Operating income (loss)	(266)	(1,207)
Interest expense	933	995
Interest income	112	112
Income (loss) from continuing operations (net of tax)	(908)	(25,279)
Loss on discontinued operation (net of tax)	(17,908)	(3,115)

Net income (loss) applicable to common stock	$(18,816)	$(28,394)

Net income (loss) per share:
Basic:
Income (loss) from continuing operations	$(0.09)	$(1.76)
Loss from discontinued operation	(1.71)	(0.22)
Net income (loss)	$(1.80)	$(1.98)
Diluted:
Income (loss) from continuing operations	$(0.09)	$(1.76)
Loss from discontinued operations	(1.71)	(0.22)
Net income (loss)	$(1.80)	$(1.98)
Number of shares used in per share computation:
Basic	10,445	14,376
Diluted	10,445	14,376

Balance Sheet Data:
Total current assets	$60,439	$35,243
Total assets	117,270	75,978
Total current liabilities	20,332	24,038
Long-term obligations, less current portion	25,236	101
Stockholders’ equity	$69,401	$49,622

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, amortization of goodwill is no longer permitted. No such amortization expense for goodwill was recognized for the eight-month period ended December 31, 2002 or the fiscal year ended December 31, 2003. The following data shows the effect on net loss and net loss per share of common stock if the provisions of SFAS No. 142 had been in effect for the fiscal years ended April 30, 2001, and 2002 (in thousands of dollars except for per share data).

	Fiscal Year Ended April 30,		Eight Months Ended December 31, 2002	Fiscal Year Ended December 31, 2003
	2001	2002
Net loss as reported	$(13,102)	$(27,236)	$(28,394)	$(6,900)

Add: Amortization of goodwill recorded during fiscal years prior to adoption of SFAS No. 142, net of tax effect	437	443	—	—

Proforma loss	$(12,665)	$(26,793)	$(28,394)	$(6,900)

Basic loss per share:
Loss as reported	$(1.32)	$(2.45)	$(1.98)	$(0.41)
Goodwill amortization	0.04	0.04	—	—

Proforma loss	$(1.28)	$(2.41)	$(1.98)	$(0.41)

Diluted loss per share:
Loss as reported	$(1.19)	$(2.45)	$(1.98)	$(0.41)
Goodwill amortization	0.04	0.04	—	—

Proforma loss	$(1.15)	$(2.41)	$(1.98)	$(0.41)

17.    Quarterly Results Of Operations

A summary of the unaudited quarterly results of operations follows (in thousands, except per share amounts):

	First Qtr.	Second Qtr.	Third Qtr.	Fourth Qtr.
Fiscal Year Ended April 30, 2001
Revenue	$22,276	$20,485	$18,145	$19,633
Gross profit	9,220	7,865	6,611	7,345
Operating income	2,799	1,954	737	1,120
Interest (income) expense, net	541	(294)	(111)	(32)
Income from continuing operations	1,249	1,389	821	216
Loss from discontinued operation	(1,857)	(2,771)	(5,172)	(6,977)
Net loss	$(608)	$(1,382)	$(4,351)	$(6,761)

Net income (loss) per share: (1)
Basic:
Income from continuing operations	$0.14	$0.13	$0.08	$0.02
Loss from discontinued operation	$(0.21)	$(0.26)	$(0.50)	$(0.68)
Net loss	$(0.07)	$(0.13)	$(0.42)	$(0.66)

Diluted:
Income from continuing operations	$0.13	$0.12	$0.07	$0.02
Loss from discontinued operation	$(0.19)	$(0.24)	$(0.46)	$(0.61)
Net loss	$(0.06)	$(0.12)	$(0.39)	$(0.59)

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	First Qtr.	Second Qtr.	Third Qtr.	Fourth Qtr.
Fiscal Year Ended April 30, 2002
Revenue	$18,920	$18,223	$13,799	$16,733
Gross profit	7,836	6,056	4,143	5,099
Operating income (loss)	1,891	(696)	(1,817)	(1,776)
Interest expense, net	153	397	62	316
Income (loss) from continuing operations	843	(789)	(1,069)	(1,203)
Loss from discontinued operation	(6,439)	(7,943)	(5,951)	(4,684)
Net loss	$(5,596)	$(8,732)	$(7,020)	$(5,887)

Net income (loss) per share: (1)
Basic:
Income (loss) from continuing operations	$0.08	$(0.07)	$(0.10)	$(0.10)
Loss from discontinued operation	$(0.62)	$(0.76)	$(0.54)	$(0.37)
Net loss	$(0.54)	$(0.83)	$(0.64)	$(0.47)

Diluted:
Income (loss) from continuing operations	$0.07	$(0.07)	$(0.10)	$(0.10)
Loss from discontinued operation	$(0.56)	$(0.76)	$(0.54)	$(0.37)
Net loss	$(0.49)	$(0.83)	$(0.64)	$(0.47)

		First Qtr.	Second Qtr.	November & December
Transition Period Ended December 31, 2002
Revenue		$19,475	$18,771	$8,175
Gross profit		5,826	5,191	2,332
Operating income (loss)		385	97	(1,689)
Interest expense, net		215	290	378
Income (loss) from continuing operations		115	(163)	(25,231)
Loss from discontinued operation		(2,884)	(2)	(229)
Net loss		$(2,769)	$(165)	$(25,460)
Net income (loss) per share: (1)
Basic:
Income (loss) from continuing operations		$0.01	$(0.01)	$(1.64)
Loss from discontinued operation		$(0.21)	$—	$(0.02)
Net loss		$(0.20)	$(0.01)	$(1.66)
Diluted:
Income (loss) from continuing operations		$0.01	$(0.01)	$(1.64)
Loss from discontinued operation		$(0.20)	$—	$(0.02)
Net loss		$(0.19)	$(0.01)	$(1.66)

	First Qtr.	Second Qtr.	Third Qtr.	Fourth Qtr.
Fiscal Year Ended December 31, 2003
Revenue	$19,572	$18,340	$18,669	$18,159
Gross profit	6,559	5,970	5,805	4,626
Operating income (loss)	1,141	1,052	412	(3,086)
Interest expense, net	231	1,026	1,552	1,230
Net income (loss)	$451	$(181)	$(1,240)	$(5,930)
Net income (loss) per share: (1)
Basic:
Net income (loss)	$0.03	$(0.01)	$(0.08)	$(0.34)
Diluted:
Net income (loss)	$0.03	$(0.01)	$(0.08)	$(0.34)

(1)	Per common share amounts for the quarters and full years have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period and, with regard to diluted per common share amounts only, because of the effect of potentially dilutive securities only in the periods in which the effect would have been dilutive.

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company made certain adjustments in the 4th quarter of fiscal year 2003. These adjustments were to: 1) Increase inventory obsolescence reserves by $0.3 million; 2) Increase the allowance for doubtful accounts by $0.2 million; 3) Write-off of bad debt expense by $0.4 million; and 4) Increase in the valuation allowance for deferred income taxes by $2.5 million.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and

Shareholders’ of BRC S.r.l.

We have audited the accompanying consolidated balance sheets of BRC S.r.l. and its subsidiaries as of December 31, 2002 and 2003, and the related consolidated statements of operations, changes in quotaholders’ equity and cash flows for the three years ended December 31, 2001, 2002 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BRC S.r.l. and its subsidiaries as of December 31, 2002 and 2003 and the consolidated results of operations and cash flows for the three years ended December 31, 2001, 2002 and 2003, in conformity with accounting principles generally accepted in the United States.

/s/    RECONTA ERNST & YOUNG S.P.A.

Milan, Italy

March 5, 2004

BRC S.R.L.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2002 and 2003

(In thousands of Euros)

	2002	2003
Assets
Current Assets:
Cash and cash equivalents	€5,883	€1,752
Trade receivables, less allowance for doubtful accounts of €1,086, and €988, respectively	6,706	4,743
Receivables from related parties	2,975	2,372
Inventory, net (Note 3)	10,331	8,554
Prepaid expenses and other current assets	861	510
Deferred income taxes (Note 7)	565	737

Total Current Assets	27,321	18,668
Property, plant and equipment (Note 4)	14,052	14,749
Less: Accumulated depreciation	(9,440)	(10,524)

Net property, plant and equipment	4,612	4,225
Investments in affiliated companies	443	537
Loans to affiliated companies	—	1,920
Other non current assets	666	630

Total Assets	€33,042	€25,980

Liabilities and Quotaholders’ Equity
Current Liabilities:
Short-term borrowings (Note 6)	€266	€—
Current portion of long-term debt	4,356	143
Accounts payable	4,344	2,810
Payables to related parties	680	361
Income taxes payable (Note 7)	—	24
Accrued expenses and other current liabilities (Note 8)	1,428	1,570

Total Current Liabilities	11,074	4,908
Long-term debt (Note 9)	950	976
Employees severance indemnities (Note 10)	1,717	1,897
Other non current liabilities	50	—
Deferred income taxes (Note 7)	485	436
Commitments and Contingencies	—	—

Total Non Current Liabilities	3,202	3,309
Quotaholders’ Equity:
Ordinary quota, authorized 1,500,000 shares, issued and outstanding, par value €1.00 each	1,500	1,500
Additional paid in capital	221	221
Retained earnings	16,990	15,961
Other comprehensive income	55	81

Total Quotaholders’ Equity	18,766	17,763

Total Liabilities and Quotaholders’ Equity	€33,042	€25,980

The accompanying notes are an integral part of these financial statements.

BRC S.R.L.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2001, 2002 and 2003

(In thousands of Euros)

	2001	2002	2003
Net sales	€33,540	€33,729	€31,709
Other revenues	781	956	338

Total revenues	34,321	34,685	32,047
Costs and Operating expenses:
Cost of materials	15,357	17,262	16,616
Costs of external services	6,365	6,185	6,082
Salaries, wages and employee benefits	8,186	7,809	7,814
Depreciation and amortization	1,384	1,058	1,084
Other operating expenses	834	394	617

Total costs and operating expenses	32,126	32,708	32,213
Operating income	2,195	1,977	(166)
Interest expense	(926)	(694)	(305)
Interest income	40	37	92
Foreign exchange losses, net	1,048	1,948	299
Equity share in losses of unconsolidated affiliates	—	369	140
Other income	—	956	—

Income (loss) before taxes	261	(41)	(818)
Income taxes	783	1,037	211

Net loss	€(522)	€(1,078)	€(1,029)

The accompanying notes are an integral part of these financial statements.

BRC S.R.L.

CONSOLIDATED STATEMENTS OF CHANGES IN QUOTAHOLDERS’ EQUITY

For the years ended December 31, 2001, 2002 and 2003

(In thousands of Euros)

	Ordinary Quota	Additional Paid in Capital	Retained Earnings	Other Comprehensive Income (Loss)	Total Quotaholders’ Equity
As at December 31, 2000	€1,500	€—	€18,590	€(10)	€20,080
Foreign exchange translation adjustment				129	129
Net loss			(522)		(522)

Total comprehensive loss					(393)

As at December 31, 2001	1,500	—	18,068	119	19,687
Additional paid in capital		221			221
Foreign exchange translation adjustment				(64)	(64)
Net loss			(1,078)		(1,078)

Total comprehensive loss					(1,142)

As at December 31, 2002	1,500	221	16,990	55	18,766
Foreign exchange translation adjustment				26	26
Net loss			(1,029)		(1,029)

Total comprehensive loss					(1,003)

As at December 31, 2003	€1,500	€221	€15,961	€81	€17,763

The accompanying notes are an integral part of these financial statements.

BRC S.R.L.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2001, 2002 and 2003

(In thousands of Euros)

	2001	2002	2003
Cash flows from operating activities:
Net loss	€(522)	€(1,078)	€(1,029)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,384	1,058	1,084
Employees severance indemnities	210	223	180
Deferred taxes	(131)	300	(221)
Losses in equity investees	—	369	140
Gain on partial sale of Brazilian business	—	(953)	—
Changes in operating assets and liabilities:
Accounts receivable	4,878	(921)	2,566
Inventories	2,229	6,686	1,777
Prepaid expenses and other current assets	604	577	351
Accounts payable	(13,781)	(76)	(1,853)
Accrued expenses and other current liabilities	(675)	122	142
Income taxes	(1,770)	(106)	24
Other	(44)	(169)	(50)

Net cash provided by (used in) operating activities	(7,618)	6,032	3,111

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,266)	(526)	(709)
Disposals of property, plant and equipment	—	6,201	12
Proceeds on partial sale of Brazilian business	—	1,906	—
Investment in equity investees	—	(1,060)	(234)
Loans to affiliated companies	—	—	(1,920)
Increase in non-current assets	(75)	(217)	36

Net cash provided by (used in) investing activities	(1,341)	6,304	(2,815)

Cash flows from financing activities
Net change in short-term borrowings	3,151	(6,217)	(266)
Increase in long-term debt	5,582	688	163
Repayment of long-term debt	(555)	(2,136)	(4,350)

Net cash provided by (used in) financing activities	8,178	(7,665)	(4,453)

Translation adjustment	(40)	128	26

Net increase (decrease) in cash and cash equivalents	(821)	4,799	(4,131)
Cash and cash equivalents at beginning of year	1,905	1,084	5,883

Cash and cash equivalents at end of year	€1,084	€5,883	€1,752

	2001	2002	2003
Supplemental disclosures:
Cash paid during the period for:
Interest	€782	€623	€197
Taxes	€3,833	€831	€—

BRC S.R.L.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2001, 2002 and 2003

(In thousands of Euros)

1.    Basis of Presentation and Description of Business

The consolidated financial statements of BRC S.r.l. (“BRC” or the “Company”) include the accounts of the Company, of its wholly owned subsidiary MTM S.r.l. and of MTM’s wholly owned subsidiary BRC Argentina S.A. and majority owned subsidiaries BRC Brasil S.A. and NG LOG Armazens Gerais Ltda. All significant intercompany accounts and transactions have been eliminated. The Company has a 50% interest in the joint ventures WMTM and MTE and an 18.5% interest in Jehin and uses the equity method for reporting the results of these entities.

Prior to February 2001, MTM was owned directly by Mariano and Piero Costamagna. In February 2001, Mariano and Piero Costamagna incorporated BRC S.r.l. and contributed their shareholdings in MTM to BRC S.r.l. This contribution has been accounted for as a reorganization under common control under which it is assumed that BRC S.r.l. has been the parent company from January 1, 2001 for all periods presented. Consequently, the carrying amounts of MTM and its subsidiaries were not adjusted at their transfer dates in accounting for the reorganization and the Company’s quota capital has been reported in the consolidated financial statements as if outstanding since January 1, 2001.

On July 22, 2003, the shareholders of BRC completed the sale of 50% of the Company to IMPCO Technologies Inc., a U.S. Company.

The Company is a designer, manufacturer and supplier of fuel technology systems for automobiles that enable traditional internal combustion engines to run on alternative fuels such as propane and natural gas.

2.    Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist the reader in understanding and evaluating the accompanying financial statements. These policies are in conformity with accounting principles generally accepted in the United States and have been consistently applied.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash equivalents consist of time deposits and other short-term, highly liquid instruments with maturities of three months or less when acquired and are stated at cost, which approximates fair value.

BRC S.R.L.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

Inventories are stated at the lower of cost and market. Cost is determined using the weighted-average method. Elements of cost in inventories include raw materials, direct labor and manufacturing overhead. Any write-downs of inventory are recorded as an adjustment to the cost basis.

Property, Plant and Equipment

Property, plant and equipment is stated at cost and depreciated using the straight-line method over the following estimated useful lives:

Buildings	33 years
Machinery and equipment	10 years
Furniture and fittings	5 to 8 years

Impairment of Long-Lived Assets

The Company assesses its long-lived assets (primarily property, plant and equipment) for impairment whenever there is an indication that the carrying amount of the assets may not be recoverable. Recoverability is determined by comparing the estimated undiscounted cash flows expected from these assets to their respective net carrying values. The amount of impairment loss, if any, is measured as the difference between the net book value of the assets and their estimated fair value.

Investments in affiliates

Investments in affiliates which are not majority owned or controlled but for which the Company exercises significant influence are accounted for using the equity method.

Income Taxes

Income taxes provided by each entity are included in the consolidation in accordance with the applicable local laws. Deferred income taxes are accounted for under the liability method, in accordance with SFAS No. 109 Accounting for Income Taxes, and reflect the tax effects of all significant temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements and net operating loss carry-forwards. Valuation allowances are provided against deferred tax assets when it is more likely than not that a tax benefit will not be realized.

Investment tax credits are accounted for as a reduction in current income taxes in the year in which the credit arises.

Foreign Currency Translation

The Company’s reporting currency and functional currency is the Euro. The financial statements of the Company’s subsidiaries are measured using the local currency as the functional currency. With respect to the Brazilian and Argentine subsidiaries, revenues and expenses have been translated into Euros using the average exchange rate for the period and assets and liabilities have been translated using the period-end exchange rate. With respect to the Argentine subsidiary, at December 31, 2001 through January 10, 2002, there was no

BRC S.R.L.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exchangeability between the Argentine Peso and foreign currencies. On January 11, 2002 when the exchange market first opened, the exchange rate was ARP 1.5 to Euro 1. Under US GAAP, when exchangeability between two currencies is temporarily lacking at the balance sheet date, the first subsequent rate at which exchange could be made shall be used as of the balance sheet date.

The resulting cumulative translation adjustments have been recorded as a separate component of Quotaholder’s equity. Translation adjustments resulting from changes in exchange rates affecting balance sheet and income statement items amount to (losses)/gains of €129, €(64) and €26, for the periods ended December 31, 2001, 2002 and 2003, respectively, and are presented in the Other Comprehensive Income.

Realized and unrealized foreign currency transaction gains and losses are included in the determination of net income.

Revenue Recognition

Revenues are recognized on product sales when title transfers, which generally corresponds to the date when products are shipped, and when collectibility is reasonably assured. Provisions for returns and other adjustments related to sales are provided in the same period the related sales are recorded on the basis of historical rates of return.

Research and Development Expenses

Research and development expenses are charged to expense as incurred.

Government Grants

The Company receives grants from Italian governmental entities to subsidize certain investments in plant and equipment and research and development expenditures. Grants are recognized when earned and there is no remaining risk of repayment. There is no remaining risk of repayment when the grant conditions are met or when there is no doubt that these conditions will be met in the future. Grants relating to plant and equipment are recorded as a reduction of the cost of the related assets. Grants relating to research and development expenditure are recorded in other revenues.

During 2001, 2002 and 2003, the Company recognized government grants relating to plant and equipment for nil, €133 and nil, respectively, and relating to research and development expenditure for €31, €507 and €137, respectively.

Statement of Cash Flows

Short-term borrowings arise primarily under the Company’s short-term lines of credit with its banks. These short-term obligations are payable on demand. The cash flows from these items are included under the caption “Net change in short-term borrowings” in the Consolidated Statements of Cash Flows.

Shipping and Handling Costs

Shipping and handling costs on product sales are classified in costs for external services and amount to €454, €373 and €362, for the years ended December 31, 2001, 2002 and 2003, respectively.

BRC S.R.L.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Inventory, Net

	December, 31 2002	December, 31 2003
Raw materials	€7,810	€6,189
Work in progress	217	203
Finished goods	2,621	2,501

Total inventory	10,648	8,893
Inventory valuation reserve	(317)	(339)

Inventory, net of reserve	€10,331	€8,554

4.    Property, Plant and Equipment

	December, 31 2002	December, 31 2003
Machinery and equipment	€11,522	€11,813
Office furniture and equipment	1,013	1,106
Vehicles	563	525
Other	954	1,305

Total property plant and equipment	14,052	14,749
Accumulated depreciation	(9,440)	(10,524)

Net property plant and equipment	€4,612	€4,225

In July 2002, the Company sold all its land and buildings to IMCOS2 S.r.l., a real estate investment company controlled by the shareholders of BRC, and to a leasing company, which then leased the land and buildings to IMCOS2 under capital lease arrangements. The portion of these land and buildings that were previously used by BRC were then leased back to BRC under operating lease arrangements. The remaining portion of the land and buildings were previously leased by BRC to a related company and a third party. As the sale-and-leaseback was undertaken between companies under common control, the transaction has been accounted for at historical cost and, consequently, the excess of the sale price over the carrying value of the land and buildings of €221 has been credited to additional paid-in capital.

The terms of the rental agreement between BRC and IMCOS2 S.r.l. require that the Company does not terminate the rental agreement until eight years have expired.

5.    Investments in Affiliates

In February 2001, the Company acquired a 50% stake in MTE S.r.l. for €25. MTE supplies the Company with electronic components for its fuel systems. The amount at which the investment is carried equals the amount of underlying equity in net assets.

In March 2002, the Company acquired a 18.5% stake in Jehin Engineering Company Ltd., a Korean manufacturer of fuel technology systems for €260. In accordance with the share purchase agreement, BRC was able to appoint a member of the Board of Directors. In view of the influence that BRC gained through board membership, the investment has been accounted for using the equity method. The amount at which the investment is carried equals the amount of underlying equity in net assets.

BRC S.R.L.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2001, BRC Brasil Ltda. (“BRC Brasil”) signed a joint venture agreement with White Martin Gases Industriais S.A. (“WM”), a Brazilian company and subsidiary of Praxair, Inc., by which BRC and WM (the “joint venture partners”) agreed to establish a joint venture for the development, manufacture and supply of fuel technology systems in the Brazilian market. Pursuant to the agreement, the joint venture partners agreed to invest jointly up to a maximum of US$4 million in the first three years of operations. In May 2002, the joint venture partners gave effect to the joint venture agreement and established WMTM Equipamentos de Gases Ltda. (“WMTM”) owned 50% by each joint venture partner with an initial cash investment of €819. At the same time the joint venture partners established another 50-50 owned company, BRC Gas Equipment Ltda. (“BRCGE”), with the objective of succeeding BRC Brasil in its activity of importation and sale of BRC’s products on the Brasilian market until such time as WMTM had become fully operational. BRC Brasil subscribed to the creation of BRCGE by contributing the inventories and certain other assets for a value of €717. MTM has also provided a bank guarantee to WMTM for an amount of €1,500, which was subsequently reduced to €819. In exchange for entering into the joint venture agreement, BRC Brasil received from WM US$2.2 million. The agreement also required that BRC Brasil pay WM a certain amount in the event that BRCGE failed to achieve a stipulated level of earnings before interest, income taxes, depreciation and amortization, as defined (“EBITDA”). Conversely, WM would pay BRC Brasil if the EBITDA exceeded the stipulated level of earnings before interest, income taxes, depreciation and amortization, as defined. In 2003, the parties agreed that the stipulated level of EBITDA had not been achieved and, accordingly, BRC Brasil paid €98 and recorded this amount as a reduction of the US$2.2 million. The Company has accounted for this transaction in accordance with EITF 01-2 Interpretations of APB Opinion No. 29 and has recognized a partial gain in 2002 of €953, representing 50% of the excess of the fair value of the assets given up over the carrying value of such assets. The remaining 50% has been recorded as a reduction of the carrying value of the Company’s investment in the joint venture companies.

In August 2003 BRCGE ceased operations and in September 2003 was merged into WMTM. The carrying value of the investment in WMTM at December 31, 2003 in the amount of €605 has been classified as an equity investment.

For all the above investments, the amount at which the investment is carried equals the amount of the underlying equity in net assets.

In August 2003, BRC Brasil and WM each made loans to WMTM in the amount of 5,000,000 Real and each company subsequently made additional loans in the amount of 2,000,000 Real. The total of the loans made by BRC Brasil to WMTM of approximately €1,920 have been classified as loans to affiliated companies. The loans are non-interest bearing and are due in January 2005.

6.    Short-Term Borrowings

At December 31, 2003, the Company has an unsecured line of credit amounting to approximately €1,300 with no outstanding balance. Additionally, the Company has up to a €4,500 line of credit secured by customer account receivable drafts, which has current availability of €2,198 and has no outstanding balance. The weighted average interest rate on these short-term borrowings was approximately 3.5% and nil per annum at December 31, 2002 and 2003. The lines of credit are callable on demand.

BRC S.R.L.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Income Taxes

Italian and foreign income (losses) before income taxes are as follows:

	Year ended December 31, 2001	Year ended December 31, 2002	Year ended December 31, 2003
Italian	€808	€1,051	€(190)
Foreign	(547)	(1,092)	(628)

Total Italian and foreign income (losses) before income taxes	€261	€(41)	€(818)

Significant components of the provision for income taxes are as follows:

	Year ended December 31, 2001	Year ended December 31, 2002	Year ended December 31, 2003
Current	€914	€737	€432
Deferred	(131)	300	(221)

Total provision for income taxes	€783	€1,037	€211

A reconciliation between income taxes computed at the Italian statutory tax rate and the effective income tax provision is as follows:

	Year ended December 31, 2001	Year ended December 31, 2002	Year ended December 31, 2003
Income tax provision at the Italian statutory tax rate of 34%	€93	€14	€(278)
Effect of Italian IRAP	439	383	356
Aggregated effect of different foreign tax rates	(38)	(15)	—
Permanent Differences:
Non deductible expenses	46	42	17
Investment tax incentive	(375)	—	(70)
Other	—	25	(4)
Change in valuation allowance	618	588	190

Effective income tax provision	€783	€1,037	€211

The Italian “IRAP” tax is regional tax on productive activities, and has statutory rate of 4.25%. The IRAP tax is not deductible for corporate tax purposes. The IRAP tax base is similar to the corporate tax base, however does not permit a deduction for labor or interest.

The 2001 Italian investment tax incentive law was enacted in order to encourage capital investments in Italy. Companies are able to reduce their taxable income by up to 50% of the excess of new qualifying capital and other expenditures made in the second half of 2001 and in the year 2002 in fixed assets (tangibles and specified intangibles) over the average of the investments made in such assets during the five prior years. The incentive results in a current one time deduction and neither increases nor decreases the tax bases of the assets to

BRC S.R.L.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compute future tax deductions for depreciation and amortization relating to investment deductions granted. In 2001 and 2003 the Company recognized a benefit from the investment deductions of €375 and €70, respectively.

The components of deferred income tax assets and liabilities at December 31, 2002 and 2003 are:

	December 31, 2002	December 31, 2003
Deferred tax asset	€1,771	€2,133
Less: valuation allowance	(1,206)	(1,396)

Deferred tax assets	565	737
Deferred tax liabilities	(485)	(436)

Net deferred tax asset (liability)	€80	€301

Principal items comprising net deferred income tax assets (liabilities) as of December 31, 2002 and 2003 are:

	December 31, 2002	December 31, 2003
Fixed assets	€(485)	€(407)
Warranty Provision	52	74
Inventories	163	327
Allowance for receivables	302	331
NOL carry-forwards	465	585
Equity investments	418	531
Foreign exchange losses	323	285
Other	48	(29)

Total deferred tax assets (liabilities)	1,286	1,697
Valuation allowance	(1,206)	(1,396)

Net deferred tax assets (liabilities)	€80	€301

At December 31, 2003, the Company had NOLs, in Argentina amounting to approximately €1,290 which expire in 2011 and in Italy amounting to €98 which do not expire. Utilization of these NOL’s is limited to future earnings of the related companies. The deferred tax asset valuation allowance is principally related to tax assets located in the Argentine and Brazilian tax jurisdictions.

BRC S.R.L.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Accrued Expenses and Other Current Liabilities

	December 31, 2002	December 31, 2003
Social Security and other contributions	€289	€299
Withholding taxes on payroll and other sundry taxes	274	308
Accrued employee compensation	489	547
Warranty provision	137	200
Accrued interest	54	2
Other	185	214

Total accrued expenses and other current liabilities	€1,428	€1,570

9.    Debt Payable

Debt payable is as follows:

	December 31, 2002	December 31, 2003
Loan from Interbanca bearing interest at 6.3%, due in 2003, unsecured	€2,143	€—
Loan from Cassa di Risparmio di Bra, bearing interest at 5.5%, due in 2003, unsecured	1,886	—
Loans from Ministry of Industry, pursuant to Law 46/82, for research and development and capital expenditures, repayable in annual installments through 2011, bearing interest at a subsidized rate of 3.25%	1,021	1,077
Other loans	257	42

Total Debt	5,307	1,119
Less: current portion	(4,357)	(143)

Non-current Portion	€950	€976

At December 31, 2003, long-term debt is repayable as follows:

Year ended December 31
2004	€143
2005	231
2006	107
2007	107
2008 and thereafter	531

Total debt	€1,119

10.    Employees Severance Indemnities

The liability for severance indemnities relates primarily to the Company’s employees in Italy. The severance indemnity liability is calculated in accordance with local civil and labor laws based on each employee’s length of service, employment category and remuneration. There is no

BRC S.R.L.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

vesting period or funding requirement associated with the liability. The liability recorded in the balance sheet is the amount that the employee would be entitled to if the employee terminates immediately. The charge to earnings was €383, €381 and €391 for the years ended December 31, 2001, 2002 and 2003, respectively.

11.    Related Party Transactions

A detail of balances with related parties as of December 31, 2002 and 2003 is as follows:

	December, 31 2002	December, 31 2003
Receivables and advances:
WMTM Equipamentos de Gases Ltda.	€2,812	€2,317
BRC Gas Equipment Ltda.	137	—
MTE S.r.l.	8	1
Jehin Engineering Company Ltd.	18	54

Total receivables and advances	2,975	2,372

Payables:
MTE S.r.l.	322	185
Europlast S.r.l.	112	68
TCN S.r.l.	246	108

Total payables	€680	€361

In 2002 and 2003, the Company sold fuel technology systems to BRCGE for an amount of €882 and €85, respectively.

In 2002 and 2003, the Company sold fuel technology systems to WMTM for an amount of €3,399 and €2,914, respectively.

In 2001, 2002 and 2003, the Company acquired from its affiliate, MTE S.r.l., electronic components for its fuel technology systems for an amount of €746, €1,332 and €1,306, respectively. In 2002 and 2003, the Company paid rent to MTE in the amount of €6 and sold products to MTE in the amount of €37 and €29, respectively.

In 2001, 2002 and 2003, the Company acquired plastic components from Europlast S.r.l. for an amount of €310, €362 and €552, respectively, and iron-made elements from TCN S.r.l. for an amount of €577, €779 and €584, respectively. In 2003, the Company sold products to Europlast and TCN in the amount of €47 and €4, respectively. In 2003, the Company sold products and purchased products from MTM Hydro S.r.l in the amount of €14, and €7, respectively. In 2003, the Company received rent from and sold product to BM2 in the amount of €6 and €40, respectively. Europlast, TCN, MTM Hydro and BM2 are majority owned by the shareholders of the Company.

In 2001, 2002 and 2003, BRC rented an industrial building to TCN for €19, €11 and nil, respectively.

In 2002 and 2003, the Company leased buildings from IMCOS2 S.r.l., a related company, for an amount of €122 and €450, respectively.

BRC S.R.L.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Commitments and Contingencies

Litigation

The Company is involved in legal proceedings arising in the normal course of business. Management believes that, based on advice of legal counsel, the outcome of these proceedings will not have any material adverse effect on the Company’s financial statements.

Lease Commitments

The following are the minimum payments that will have to be made in each of the years indicated based on operating leases in effect as of December 31, 2003:

Year ended December 31
2004	€450
2005	450
2006	450
2007	450
2008	450
Thereafter	788

Total minimum lease payments	€3,038

Rental expense for all operating leases amounted to nil, €122 and €450 in the years ended December 31, 2001, 2002 and 2003, respectively. The major portion of these leases contain renewal options.

13.    Financial Instruments

Off Balance Sheet Risk

The Company does not enter into forward exchange contracts or purchase foreign currency options to hedge firm sales/purchases commitments, anticipated but not yet committed sales/purchases and investments in debt securities denominated in foreign currency.

Concentration of Credit Risks

Financial instruments that potentially subject the Group to concentration of credit risks consist principally of cash investments and trade accounts receivable. The Group maintains cash and cash equivalents and short-term investments with financial institutions located in the various countries in which it operates. The Company selects only financial institutions with high credit standards for use in its investment strategies.

Concentration of credit risks and the risk of accounting loss with respect to trade receivables is generally limited due to the large number of the Company’s end customers. The Company generally does not require collateral with respect to goods and services provided in Italy, but it normally makes sales to foreign customers against secured letters of credit.

The Company’s two largest individual customers accounted for 10.5%, 18.9% and 22%, of net sales for the years ended December 31, 2001, 2002 and 2003, respectively.

BRC S.R.L.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments.

Cash and cash equivalents—The carrying amount of cash and cash equivalents reported by the Company approximates their fair value.

Accounts receivable and payable—The carrying amount of accounts receivable and payable approximates their fair value.

Short and long-term debt—The fair value of long-term debt, as of December 31, 2002 and 2003, amounts to approximately €5,507and €934, respectively. The carrying amount of the Company’s other borrowings approximate their fair value. The fair values of the Company’s long-term debt are estimated using cash flow analyses, based on the Company’s incremental borrowing rates for similar types of borrowing arrangements.

14. Subsequent	Events

In January 2004, MTM exercised its put option for the disposal of a 10.5% portion of their shares held in Jehin at a price of €122, which approximates the purchase price net of the change in foreign exchange rate. The ownership of the shares is expected to be transferred in the second half of 2004. No significant gain or loss is anticipated as the put price approximates carrying value.

EXHIBIT INDEX

Exhibit No.	Description	Note No.

2.1	Deed of Sale of Business by and among IMPCO Technologies Pty. Limited, as buyer, and Ateco Automotive Pty Limited, as seller, dated as of July 1, 1996.	(7)

2.2	Deed of Release by and among IMPCO Technologies, Inc. and Ateco Automotive Pty Limited dated as of July 1, 1996.	(7)

2.3	Shareholders Agreement for Gas Parts (NSW) Pty Limited by and among IMPCO Technologies Pty. Limited, Gas Parts Pty Limited and Gas Parts (NSW) Pty. Limited, dated as of July 4, 1996.	(7)

2.4	Option Agreement between IMPCO Technologies, Inc. and the controlling shareholders of B.R.C. Societa a Responabilita Limitata of Italy, dated as of October 3, 2002.	(31)

3.1	Certificate of Incorporation, as currently in effect.	(28)

3.2	Bylaws adopted July 22, 1998.	(13)

4.1	Stockholders’ Protection Rights Agreement dated as of June 30, 1999 between IMPCO Technologies, Inc. and ChaseMellon Stockholder Services, L.L.C., as Rights Agent.	(12)

10.1	Lease between L-W Income Properties and IMPCO Technologies, Inc. dated May 10, 1989.	(2)

10.2+	1989 Incentive Stock Option Plan.	(3)

10.3+	1991 Executive Stock Option Plan dated November 5, 1991, among AirSensors, Inc., as the Company, and Bertram R. Martin, James J. Mantras and Dale L. Rasmussen, as Optionees.	(4)

10.4	First Amendment to Lease dated April 19, 1993, between L-W Income Properties and IMPCO Technologies, Inc.	(5)

10.5+	1993 Stock Option Plan for Non-employee Directors.	(6)

10.6+	Amendment to 1989 Incentive Stock Option Plan.	(6)

10.7+	1996 Incentive Stock Option Plan.	(8)

10.8+	1997 Incentive Stock Option Plan.	(9)

10.9	Lease between Klein Investments, Family Limited Partnership, as lessor, and IMPCO Technologies, Inc., as lessee, dated August 18, 1997.	(10)

10.10	Amendment dated March 18, 1998 to Loan agreement dated October 7, 1998 between Bank of America National Trust and Savings, as lender, and IMPCO Technologies, Inc., as the borrower.	(10)

10.11	Amendment dated April 29, 1998 to Loan agreement dated October 7, 1998 between Bank of America National Trust and Savings, as lender, and IMPCO Technologies, Inc., as the borrower.	(10)

10.12	Loan Agreement for IMPCO Technologies, B.V. as borrower, and Bank of America National Trust and Savings Association, acting through its Amsterdam branch, as lender, dated as of April 27, 1998.	(10)

10.13	Loan Agreement dated September 11, 1998 between Bank of America National Trust and Savings Association, as lender, and IMPCO Technologies, Inc., as the borrower.	(11)

10.14	Intentionally Omitted.

Exhibit No.	Description	Note No.

10.15	Loan Agreement between IMPCO Tech Japan KK, as borrower, and, Hongkong and Shanghai Banking Corporation Ltd., Osaka Branch., as lender, dated as of March 29, 1999.	(13)

10.16+	Employment Agreement dated April 1, 1999, between IMPCO Technologies, Inc., as the Company, and Robert M. Stemmler, as the Employee.	(13)

10.17	Amended Loan Agreement between IMPCO Technologies, Inc., as borrower and Bank of America N.A. as lender, dated September 13, 1999.	(14)

10.18	Intentionally omitted.

10.19	Amendment No. 3 to Business Loan Agreement by and between Bank of America, N.A. and IMPCO Technologies, Inc. dated as of June 13, 2000.	(15)

10.20	Lease dated as of March 31, 2000, by and between Braden Court Associates and IMPCO Technologies, Inc.	(16)

10.21	Amendment No. 4 to Business Loan Agreement by and between Bank of America, N.A. and IMPCO Technologies, Inc. dated as of September 12, 2000.	(18)

10.22	Amendment No. 5 to Business Loan Agreement between Bank of America, N.A. and IMPCO Technologies, Inc. dated as of December 13, 2000.	(18)

10.23	Amendment No. 6 to Business Loan Agreement between Bank of America, N.A. and IMPCO Technologies, Inc. dated as of March 12, 2001.	(19)

10.24	Promissory Note Issued by Robert Stemmler to Registrant dated March 15, 2001.	(17)

10.25	Promissory Note Issued by Dale Rasmussen to Registrant dated March 15, 2001.	(17)

10.26	Promissory Note Issued by Syed Hussain to Registrant dated March 15, 2001.	(17)

10.27	Security Agreement and Agreement Not to Exercise Options entered into between Robert Stemmler and Registrant dated March 15, 2001.	(17)

10.28	Security Agreement and Agreement Not to Exercise Options entered into between Dale Rasmussen and Registrant dated March 15, 2001.	(17)

10.29	Security Agreement and Agreement Not to Exercise Options entered into between Syed Hussain and Registrant dated March 15, 2001.	(17)

10.30	Deed of Trust Executed by Dale Rasmussen regarding personal residence.	(17)

10.31	Corporate Alliance Agreement dated June 12, 2001 between Quantum Technologies Worldwide, Inc. and General Motors Corporation.	(21)

10.32	Master Technical Agreement dated June 12, 2001 between Quantum Technologies Worldwide, Inc. and General Motors Corporation.	(21)

10.33	Stock Transfer Agreement dated June 12, 2001 between Quantum Technologies Worldwide, Inc. and General Motors Corporation.	(21)

Exhibit No.	Description	Note No.

10.34	Registration Rights Agreement dated June 12, 2001 between Quantum Technologies Worldwide, Inc. and General Motors Corporation.	(21)

10.35	Amended and Restated Business Loan Agreement dated as of April 30, 2001 among the Registrant, Quantum Technologies, Inc. and Bank of America, N.A.	(28)

10.36+	2000 Incentive Stock Option Plan.	(20)

10.37	IMPCO and GM Teaming Agreement dated July 30, 1997 by the Registrant and General Motors Corporation.	(22)

10.38	Amendment No. 1 to Amended and Related Business Loan Agreement, dated as of September 5, 2001, among Bank of America, N.A., the Registrant and Quantum Technologies, Inc.	(23)

10.39	Amendment No. 2 to Amended and Restated Business Loan Agreement, dated as of October 8, 2001, among Bank of America, N.A., the Registrant and Quantum Technologies, Inc.	(24)

10.40	Amendment No. 3 to Amended and Restated Business Loan Agreement, dated as of November 9, 2001, among Bank of America, N.A., the Registrant and Quantum Technologies, Inc.	(24)

10.41	Amendment No. 4 to Amended and Restated Business Loan Agreement, dated as of December 12, 2001, among Bank of America, N.A., the Registrant and Quantum Technologies, Inc.	(24)

10.42	Common Stock and Warrants Purchase Agreement, dated January 11, 2002.	(25)

10.43	Registration Rights Agreement, Dated January 11, 2002.	(25)

10.44	Form of Stock Purchase Warrant, Dated January 11, 2002.	(25)

10.45	Amendment No. 5 to Amended and Restated Business Loan Agreement, dated as of January, 2002, among Bank of America, N.A., the Registrant and Quantum Technologies, Inc.	(26)

10.46	Amendment No. 6 to Amended and Restated Business Loan Agreement, dated as of January 31, 2002, among Bank of America, N.A., the Registrant and Quantum Technologies, Inc.	(26)

10.47	Amendment No. 7 to Amended and Restated Business Loan Agreement, dated as of February 28, 2002, among Bank of America, N.A., the Registrant and Quantum Fuel Systems Technologies Worldwide, Inc.	(26)

10.48	Stock Purchase Agreement, dated May 3, 2002.	(27)

10.49	Amendment No. 8 to Amended and Restated Business Loan Agreement, dated as of March 31, 2002, among Bank of America, N.A., the Registrant and Quantum Fuel Systems Technologies Worldwide, Inc.	(30)

10.50	Amendment No. 9 to Amended and Restated Business Loan Agreement, dated as of April 30, 2002, among Bank of America, N.A., the Registrant and Quantum Fuel Systems Technologies Worldwide, Inc.	(30)

10.51	Second Amended and Restated Business Loan Agreement, dated June 24, 2002, between Bank of America, N.A., and the Registrant.	(30)

10.52	Employment Agreement dated April 1, 2002, between the Registrant and Robert M. Stemmler.	(30)

Exhibit No.	Description	Note No.

10.53	Employment Agreement dated April 1, 2002, between the Registrant and W. Brian Olson.	(30)

10.54	Employment Agreement dated April 1, 2002, between the Registrant and Dale L. Rasmussen.	(30)

10.55	Contribution and Distribution Agreement between the Registrant and Quantum Fuel Systems Technologies Worldwide, Inc., dated July 23, 2002.	(29)

10.56	Tax Allocation and Indemnification Agreement between the Registrant and Quantum Fuel Systems Technologies Worldwide Inc., dated July 23, 2002.	(29)

10.57	Transition Services Agreement between the Registrant and Quantum Fuel Systems Technologies Worldwide, Inc., dated July 23, 2002.	(29)

10.58	Employee Benefit Matters Agreement between the Registrant and Quantum Fuel Systems Technologies Worldwide, Inc., dated July 23, 2002.	(29)

10.59	Lease dated July 18, 2001 by and between Property Reserve, Inc. and the Registrant.	(30)

10.60	The 2002 Stock Option Plan for Employees	(32)

10.61	The 2002 Stock Option Plan for Non-employee Directors	(32)

10.62	Amendment No. 1 to Second Amended and Restated Business Loan Agreement, dated as of December 10, 2002, among Bank of America, N.A., and the Registrant.	(31)

10.63	Amendment No. 2 to Second Amended and Restated Business Loan Agreement, dated as of March 24, 2003, among Bank of America, N.A., and the Registrant.	(33)

10.64	Equity Joint Venture Contract, dated as of December 16, 2002, among China Natural Gas Co. Ltd., and the Registrant.	(33)

10.65	Joint Venture Agreement Minda IMPCO Technologies, Limited, dated May 18, 2001 among Minda Industries Limited and Mr. Nirmal K. Minda and the Registrant	(33)

10.66	Joint Venture Agreement Minda IMPCO Limited, dated May 18, 2001 among Minda Industries and Mr. Nirmal K. Minda and the Registrant	(33)

10.67	Letter of commitment, dated March 26, 2003, among Don J. Simplott and the Registrant	(33)

10.68	Limited Waiver and Amendment of Purchase Agreement and Note, dated March 12, 2004, Bison Structured Equity Partners, LLC	(1)

10.69	Amendment and Waiver Agreement, dated March 12, 2004, LaSalle Business Credit, LLC	(1)

21.1	Subsidiaries of the Company.	(1)

23.1	Consent of Ernst & Young LLP, Independent Auditors.	(1)

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350.	(1)

99.2	Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. §1350.	(1)

(1)	Filed herewith.
(2)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1989.
(3)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1990.
(4)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1992.
(5)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1993.
(6)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1994.
(7)	Incorporated by reference to the Registrant’s Form 8-K/A dated July 1, 1996.

(8)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1997.
(9)	Incorporated by reference to the Registrant’s Proxy Statement for fiscal year 1997.
(10)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1998.
(11)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended October 31, 1998.
(12)	Incorporated by reference to the Registrant’s Form 8-K dated June 30, 1999.
(13)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1999.
(14)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended December 7, 1999.
(15)	Incorporated by reference to the Registrant’s Form S-3/A (File No. 333-34366), filed with the Commission on June 14, 2000.
(16)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 2000.
(17)	Incorporated by reference to the Registrant’s Form 8-K dated March 26, 2001.
(18)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended October 31, 2000.
(19)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended January 31, 2001.
(20)	Incorporated by reference to the Registrant’s Proxy Statement for fiscal year 2000.
(21)	Incorporated by reference to the Registrant’s Form S-3/A (File No. 333-63726), filed with the Commission on July 9, 2001.
(22)	Incorporated by reference to the Registrant’s Form S-3 (File No. 333-34366), filed with the Commission on April 7, 2000.
(23)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended July 31, 2001.
(24)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended October 31, 2001.
(25)	Incorporated by reference to the Registrant’s Form 8-K filed on January 11, 2002.
(26)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended January 31, 2001.
(27)	Incorporated by reference to the Registrant’s Form 8-K filed on May 10, 2002.
(28)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 2001.
(29)	Incorporated by reference to the Form 10-K filed by Quantum Fuel Systems Technologies, Inc., for fiscal year 2002.
(30)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 2002.
(31)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended October 31, 2002.
(32)	Incorporated by reference to the Registrant’s Proxy Statement for fiscal year 2002.
+	Management contract or compensatory plan or arrangement.

5