Form 10-Q
period 2004-03-31
IMPCO TECHNOLOGIES INC
filed 2004-05-10
CIK 790708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004,

or

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

Number of shares outstanding of each of the issuer’s classes of common stock, as of April 20, 2004:

18,584,149 shares of Common Stock, $.001 par value per share.

IMPCO TECHNOLOGIES, INC.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

IMPCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2003 and March 31, 2004

(In thousands of dollars)

	December 31, 2003	March 31, 2004
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,524	$9,144
Restricted cash	724	388
Accounts receivable, net	14,051	24,561
Inventories:
Raw materials and parts	9,347	11,259
Work-in-process	277	397
Finished goods	8,275	6,965

Total inventories	17,899	18,621
Deferred tax assets	283	293
Other current assets	1,648	1,329

Total current assets	44,129	54,336
Equipment and leasehold improvements:
Dies, molds and patterns	6,572	6,911
Machinery and equipment	7,792	7,825
Office furnishings and equipment	8,545	8,030
Automobiles and trucks	402	399
Leasehold improvements	3,597	3,642

	26,908	26,807
Less accumulated depreciation and amortization	18,589	18,531

Net equipment and leasehold improvements	8,319	8,276
Net goodwill and intangibles	10,106	10,075
Deferred tax assets, net	9,476	9,476
Investment in affiliates	25,500	25,631
Other assets	3,606	4,048

Total Assets	$101,136	$111,842

See accompanying notes to condensed consolidated financial statements.

IMPCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2003 and March 31, 2004

(In thousands of dollars)

	December 31, 2003	March 31, 2004
		(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,082	$14,767
Accrued payroll obligations	2,762	2,745
Other accrued expenses	4,195	3,806
Current revolving line of credit	5,238	9,675
Current maturities of long-term debt and capital leases	713	629

Total current liabilities	21,990	31,622
Term loans	17,617	17,817
Capital leases	95	96
Other liabilities	1,483	1,335
Minority interest	2,822	3,159
Stockholders’ equity:
Preferred stock, $.001 par value, authorized 500,000 shares; none issued and outstanding at March 31, 2004 and December 31, 2003	—	—
Common stock, $.001 par value, authorized 100,000,000 shares 18,568,721 issued and outstanding at December 31, 2003 18,584,149 issued and outstanding at March 31, 2004	19	19
Additional paid-in capital	132,190	132,290
Shares held in treasury	(312)	(360)
Accumulated deficit	(74,993)	(74,485)
Accumulated other comprehensive income	225	349

Total stockholders’ equity	57,129	57,813

Total Liabilities and Stockholders’ Equity	$101,136	$111,842

See accompanying notes to condensed consolidated financial statements.

IMPCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three months ended March 31, 2003 and 2004

(In thousands except per share data)

	Three Months Ended March 31,
	2003	2004
Revenue	$19,572	$28,603
Costs and expenses:
Cost of revenue	13,013	21,060
Research and development expense	986	942
Selling, general and administrative expense	4,432	4,170

Total costs and expenses	18,431	26,172
Operating income	1,141	2,431
Interest expense, net	231	1,155

Income from continuing operations before income taxes and equity share in income of unconsolidated affiliates	910	1,276
Equity share in loss of unconsolidated affiliates	—	40
Income tax expense	364	434

Income from continuing operations before minority interests	546	802
Minority interest in income of consolidated subsidiaries	95	286

Net income	$451	$516

Net income per share:
Basic net income	$0.03	$0.03

Diluted net income	$0.03	$0.03

Number of shares used in per share calculation:
Basic	16,434	18,576

Diluted	16,517	19,986

See accompanying notes to condensed consolidated financial statements

IMPCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three months ended March 31, 2003 and 2004

(In thousands of dollars)

	Three Months Ended March 31,
	2003	2004
Net cash provided (used) by operating activities from continuing operations	2,171	(4,744)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(245)	(465)
Business acquisition cost	(1,546)	(37)
Proceeds from sale of equipment	—	1

Net cash used in investing activities	(1,791)	(501)

Cash flows from financing activities:
(Decrease) increase in revolving line of credit	(410)	4,437
Payments on term loans	(1,557)	(84)
Proceeds from notes payable	—	65
Payments of capital lease obligation	(51)	1
Dispose (acquire) common shares held in treasury	14	(143)
Increase in restricted cash	926	335
Proceeds from issuance of common stock	—	100

Net cash (used) provided by financing activities	(1,078)	4,711
Net cash used by continuing operations	(698)	(534)
Translation adjustment	598	154

Net decrease in cash and cash equivalents	(100)	(380)
Cash and cash equivalents at beginning of period	1,996	9,524

Cash and cash equivalents at end of period	$1,896	$9,144

See accompanying notes to condensed consolidated financial statements.

IMPCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

1.    Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and the results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The consolidated financial statements of IMPCO Technologies, Inc. (“IMPCO” or the “Company”) as of March 31, 2004 include the accounts of the Company and its majority-owned subsidiaries IMPCO-BERU Technologies B.V. (“IMPCO BV”) and Grupo I.M.P.C.O. Mexicano, S. de R.L. de C.V. (“IMPCO Mexicano”), its wholly-owned subsidiaries IMPCO Technologies, Pty. Limited (“IMPCO Pty”) and IMPCO Tech Japan K.K. (“IMPCO Japan”), and its majority-owned joint ventures Minda IMPCO Technologies Limited and CNGC-IMPCO Technologies, LLC (“CNGC”). The Company has a 40% interest in a joint venture, Minda IMPCO Limited, and uses the equity method for reporting the results of this entity. In July 2003, the Company purchased 50% of B.R.C. Societá a Responsabilitá Limitata (“BRC”). The Company uses the equity method to recognize the assets and liabilities of BRC in the Company’s consolidated results. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the twelve months ended December 31, 2004, or for any future period.

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

IMPCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Qualifying VIEs are covered by FIN 46 and are individually evaluated for consolidation based on their variable interests. FIN 46 requires consideration and estimates of a significant number of possible future outcomes of the VIE as well as the probability of each outcome occurring. Based on the allocation of possible outcomes, a calculation is performed to determine which party, if any, has a majority of potential negative outcomes (expected losses) or a majority of the potential positive outcomes (expected residual returns), with an emphasis on negative outcomes. That party, if any, is the primary beneficiary and is required to consolidate the VIE. The Company has evaluated the potential effect of FIN 46 as of March 31, 2004 and there was no effect on its consolidated financial statements at adoption.

2.    Debt Payable

The Company’s debt payable is summarized as follows (in thousands of dollars):

	December 31, 2003	March 31, 2004
(a) Senior subordinated secured promissory note—Bison Capital Structured Equity Partners, LLC	17,483	17,618
(b) Revolving promissory note—LaSalle Business Credit, LLC	5,238	9,675
(c) Term loan—The Hong Kong and Shanghai Banking Corp. Ltd.	598	606
(d) Minda Ltd. term loans	134	199
(e) Other loans	72	—
Other capital leases	138	119

	$23,663	$28,217
Less: current portion	5,951	10,304

Non-current portion	$17,712	$17,913

(a)    Senior Subordinated Secured Promissory Note—Bison Capital Structured Equity Partners, LLC

On July 18, 2003 the Company entered into an agreement with Bison Capital Structured Equity Partners, LLC to sell to Bison a senior subordinated secured promissory note in the amount of $20.0 million bearing interest at a rate of 11.25%. Interest payments are due monthly over the term of the note and the principal amount of the note is due in full on July 18, 2007. The net proceeds of the note were approximately $17.3 million and resulted in a loan

IMPCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

discount of approximately $2.7 million, which is amortized to interest expense over the term of the note. At March 31, 2004 the carrying value of the note was approximately $17.6 million. Approximately $1.0 million was recognized as interest expense in the three months ended March 31, 2004. The Bison note is secured by a pledge of the equity securities of the Company’s non-U.S. subsidiaries. At December 31, 2003, the Company was in default for not meeting certain financial measurement covenants at the end of the fourth quarter of 2003. The Company obtained a waiver of its covenants at December 31, 2003, and certain covenant amendments for the remainder of 2004. The Company paid the default rate of interest for the first quarter of 2004 (3% over the stated rate) in cash amounting to $150,000. The default rate of interest thereafter will be paid-in-kind and increase 150 basis points each quarter (up to a maximum of 18.75% per annum) as long as the Company does not perform up to the covenants established at the inception of the loan. At March 31, 2004, the Company is in compliance with the revised covenant amendments as contained in the amended agreement, dated March 12, 2004.

In conjunction with the initial issuance of the promissory note agreement, the Company issued warrants to Bison to purchase 500,000 shares of the Company’s common stock at a price of $2.00 per share. In September 2003, Bison exercised the warrants and acquired 500,000 shares of common stock.

(b)    Revolving Promissory Note—LaSalle Business Credit, LLC

On July 18, 2003 the Company entered into a revolving promissory note with LaSalle Business Credit, LLC for a maximum amount of $12.0 million bearing interest at a rate of prime plus 1%. The note is payable in full on July 18, 2006. The Company’s availability under this facility is determined by a percentage of eligible accounts receivable and inventory balances as defined by the asset-based lending agreement. As of March 31, 2004, approximately $9.7 million was outstanding under the line of credit and approximately $2.3 million was unused and available under the line. Approximately, $0.2 million was recognized as interest expense in the first quarter of 2004. At December 31, 2003 and March 31, 2004, the Company was in default for not meeting certain financial measurement covenants at the end of the fourth quarter of 2003 and the first quarter of 2004. The Company obtained waivers of its covenants at December 31, 2003 and March 31, 2004. During the first quarter of 2004, the Company requested and was granted an amendment whereby two large customer accounts were granted up to 40% availability in the borrowing base (previously 15%) resulting in greater access to the credit facility.

(c)    The Hong Kong and Shanghai Banking Corporation Ltd.

In April 2002, IMPCO Japan secured a ¥64.0 million ($0.6 million) line of credit facility with the Hong Kong and Shanghai Banking Corporation Ltd.

IMPCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(“HSBC”), Osaka Branch. This line of credit was renewed in March 2003 with a fixed interest rate of 1.685% for a period of 12 months and matured in April 2004. The line of credit is cash secured from a restricted account with National Australian Bank Limited, which issued a stand-by letter of credit to HSBC as collateral for the line of credit. At March 31, 2004, the outstanding loan balance was $0.6 million bearing interest at a rate of 1.685%. In April 2004, the line of credit was repaid in full.

(d)    Minda IMPCO Ltd. Notes Payable

During the fourth quarter of 2003, Minda IMPCO Ltd., a majority owned subsidiary in India entered into several loan agreements and obtained a total of INR6.0 million ($134,000) in loans with an average interest rate of 14% and mature in two years. During the first quarter of 2004, additional amounts were borrowed totaling $65,000 and the amount owed at March 31, 2004 totaled approximately $199,000.

(e)    Other finance loans

In February, May, and September of 2003, the Company financed certain insurance policies through a third party lender. These loans were paid down in full during the first quarter of 2004.

3.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands of dollars except per share data):

	Three Months Ended March 31,
	2003	2004
Numerator:
Net income	$451	$516

Denominator:
Denominator for basic earnings per share—weighted average number of shares	16,434	18,576
Effect of dilutive securities:
Employee stock options	63	982
Warrants	3	389
Shares held in treasury	17	39

Dilutive potential common shares	16,517	19,986

Basic income per share	$0.03	$0.03

Diluted income per share	$0.03	$0.03

IMPCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended March 31, 2004, options to purchase 52,869 shares of common stock were excluded from the computation of diluted net income per share, as the effect would be anti-dilutive. For the period ended March 31, 2003, options to purchase 1,120,074 shares of common stock and 300,000 warrants to acquire shares of common stock, respectively, were excluded from the computation of diluted net income per share, as the effect would be anti-dilutive.

SFAS No. 123, as amended by SFAS No. 148, requires pro forma information regarding net income and net income per share to be disclosed for new options granted after fiscal year 1996. The fair value of these options was determined at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2003	2004
Expected dividend yield	0.0%	0.0%
Calculated annual volatility	74.1%	83.3%
Risk free interest rate	3.9%	4.0%
Expected life of the option (years)	10.0	6.0

IMPCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair value of the options is amortized to expense over the options’ vesting period for pro forma disclosures. The per share “pro forma” for the effects of SFAS No. 123, as amended by SFAS 148, is not indicative of the effects on reported net income/loss for future years. The Company’s “reported” and “pro forma” information for the three ended March 31, 2003 and March 31, 2004 are as follows (in thousands of dollars except per share data):

	Three Months Ended March 31,
	2003	2004
Net income as reported	$451	$516
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related taxes	(503)	(589)

Proforma net loss	$(52)	$(73)

Basic earnings per share:
Net income as reported	$0.03	$0.03

Proforma loss	$(0.00)	$(0.00)

Diluted earnings per share:
Net income as reported	$0.03	$0.03

Proforma loss	$(0.00)	$(0.00)

4.    Comprehensive Income

The components of comprehensive income for the three months ended March 31, 2003 and 2004 are as follows (in thousands of dollars):

	Three Months Ended March 31,
	2003	2004
Net income	451	516
Foreign currency translation adjustment	598	124
Unrealized gain on marketable securities available-for-sale	3	—

Comprehensive income	$1,052	$640

IMPCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Business Segment Information

The Company classifies its business into two operating segments: United States Operations (“U.S. Operations”) and International Operations. U.S. Operations sells products, including complete certified engines, fuel systems, parts and conversion systems, for applications in the transportation and industrial markets. International Operations in Australia, Europe, Japan, India, China and Mexico provide distribution for the Company’s products, predominantly from U.S. Operations and some product assembly.

The Company recognizes revenue for product sales when title is transferred or the earnings process is otherwise complete, ordinarily when product is shipped, and when management is reasonably assured of collectibility. Corporate expenses represent a sub-category of selling, general and administrative expense. Intersegment eliminations are primarily the result of intercompany sales from U.S. Operations to International Operations. End markets for the Company’s products include the transportation and industrial markets, which includes the material handling and power generation industries.

The Company expenses all research and development when incurred. Research and development expense includes both contract-funded research and development and Company sponsored research and development.

Net revenue and operating income for the Company’s business segments for the three months ended March 31, 2003 and 2004 are as follows (in thousands of dollars):

	Revenues Three Months Ended March 31,		Operating Income Three Months Ended March 31,
	2003	2004	2003	2004
U.S. Operations	$14,202	$22,793	$2,168	$2,929
International Operations	9,664	9,452	562	1,273
Corporate Expenses (1)	—	—	(1,499)	(1,676)
Intersegment Elimination	(4,294)	(3,642)	(90)	(95)

Total	$19,572	$28,603	$1,141	$2,431

(1)	Represents corporate expenses not allocated to any of the operating segments.

IMPCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Income Taxes

Income taxes for the three months ended March 31, 2004 were computed using the effective tax rate estimated to be applicable for the full fiscal year without giving effect to any change with respect to the valuation allowance on deferred income taxes. The effective tax rate and amount of the valuation allowance are subject to ongoing review and evaluation by management.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. The Company believes, based on its history of prior operating earnings, its completed spin-off of Quantum in 2002 and its expectations of future earnings, that operating income of the Company will more likely than not be sufficient to recognize fully these net deferred tax assets. In December 2002, the Company recognized a $24.0 million valuation allowance based on the weight of available evidence that a portion of these deferred tax assets would not be realized within the next three years, notwithstanding that some of these assets may have longer lives under applicable tax laws. In December 2003, the valuation allowance was increased by $2.5 million to $26.5 million attributable to the increase in deferred tax assets, primarily due to the increase of net operating loss carryforwards. At December 31, 2003 and March 31, 2004, the total amounts recognized as net deferred tax assets on the condensed consolidated balance sheets were $9.8 million, respectively, which were net of valuation allowances of $26.5 million, respectively.

7.    Business Acquisition

On October 3, 2002, the Company entered into an option agreement with the equity holders of B.R.C. Societá a Responsabilitá Limitata (“BRC”) under which the Company was granted an option to acquire a 50% ownership interest in BRC of Italy for approximately $23.8 million, which included the issuance of approximately 2.3 million shares of Company common stock (which the parties acknowledged and agreed were valued at $10.0 million). The Company announced on May 8, 2003 that the purchase of 50% of BRC was completed pending a $7.0 million payment that represented the deferred portion of the purchase price due on September 30, 2003. On July 22, 2003, in conjunction with the refinancing of the Company, the deferred payment of $7.0 million was paid to the equity holders of BRC consequently completing the 50% acquisition of BRC. As of December 31, 2003, the Company had incurred acquisition costs of approximately $24.7 million, which is shown on the consolidated balance sheet as part of investment in affiliates. The Company uses the equity method of accounting to recognize the investment in and the results of BRC in the

IMPCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s consolidated results. The unaudited condensed balance sheets for BRC as of March 31, 2004 follows (in thousands of dollars):

March 31, 2004
(Unaudited)
Current assets	$26,912
Long-term assets	8,806

Total Assets	$35,718

Current liabilities	$9,779
Long-term liabilities	3,980
Shareholders’ equity	21,959

Total liabilities and shareholders’ equity	$35,718

For the three months ended March 31, 2003 and 2004, unaudited revenues were $10.5 million and $10.7 million, respectively, and net income was $2,000 and $287,000, respectively.

Related Party Transaction

In July 2003, the Company made the final deferred payment to the BRC equity holders, which completed the $23.8 million acquisition of a 50% equity interest in BRC. Mr. Mariano Costamagna is the Chief Executive Officer of MTM S.r.l., an Italian corporation and a wholly owned subsidiary of BRC and, prior to the transaction, directly or indirectly held a 50% equity interest in BRC. In connection with this purchase, the Company paid $6.9 million and issued 1,039,262 shares of common stock to Mr. Costamagna or his spouse, representing payment for one-half of the 50% interest he held directly or indirectly in BRC. Mr. Costamagna was elected to a three-year term as a Company director beginning June 12, 2003. Mr. Costamagna presently owns 20% equity interest in BRC, and other members of his immediate family own between 5% and 20% of the equity interest in BRC.

Since 2002, BRC has leased buildings from IMCOS2, S.r.l., a related company. During 2003, BRC paid €450,000 in rental payments.

8.    Stockholders’ Equity

In February 2003, the Board of Directors adopted the 2003 Stock Incentive Plan (“Plan”), which was approved by the stockholders at the Annual Meeting of Stockholders held on June 12, 2003. The Plan provides for the issuance of stock options initially covering up to 800,000 shares of the

IMPCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock of the Company. As of March 31, 2004, none of these options have been exercised and none of the underlying shares of common stock have been issued.

On March 28, 2003, the Company granted 200,000 warrants to purchase common stock at a price of $2.51, 120% over market price, in connection with an $8.0 million standby loan commitment from a director expiring May 31, 2003 and subsequently extended to July 31, 2003. The warrants expire in four years. The commitment was not exercised and was cancelled during 2003. During 2003, the Company utilized the Black-Scholes model to determine the fair value of the warrants of approximately $0.3 million and recognized the entire amount as interest expense during 2003.

On April 14, 2003, the Company issued warrants, fully vesting with a five-year expiration period, to lenders to acquire 305,000 shares of IMPCO common stock at a price 120% over the market price of $2.05 in connection with bridge loans totaling approximately $3.1 million. The loans were repaid in full by December 2003. During 2003, the Company utilized the Black-Scholes model to determine the fair value of the warrants of approximately $0.4 million and recognized the entire amount as interest expense during 2003.

On July 21, 2003, the Company granted 500,000 warrants to Bison to acquire common stock of the Company at a price of $2.00 in connection with the senior subordinated secured promissory note with Bison in the amount of $20.0 million due in July 2007. The warrants were fully exercised during September 2003 and the corresponding number of shares of common stock is included in the number of shares outstanding as of March 31, 2004. In July 2003, the Company recognized the fair value of the warrants totaling approximately $2.6 million as part of additional paid in capital on the condensed consolidated balance sheets and has amortized as part of interest expense on a ratable basis over the four-year term of the loan approximately $0 and $160,000 for the three months ended March 31, 2003 and 2004, respectively.

IMPCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Warranty

Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience. Changes in the Company’s product warranty liability during the three months ended March 31, 2004 are as follows (in thousands of dollars):

Warranty reserve for the three months ended:	Balance at Beginning of Period	New Warranties Issued	Warranties Settled	Balance at the End of Period
March 31, 2003	$452	$23	(56)	$419
March 31, 2004	$674	$(25)	(58)	$591

10.    Related Party Transactions

In December 2000, the Company loaned an officer of the Company $100,000. The loan initially bore interest at a rate of 5% per annum and, since June 30, 2001, bears interest at a rate of 9% per annum. The loan became due and payable in full on July 31, 2002. As of March 31, 2004 the loan was repaid in full.

In September 2001, the Company loaned this officer $175,000. The loan bears interest at a rate of 9% per annum and became due and payable on July 31, 2002. The amount outstanding at March 31, 2004 was approximately $218,000. The Company is negotiating with this officer to recover the amounts due under the loan.

On June 30, 2003, the 10% minority holder of IMPCO Mexicano exercised his put option for $0.5 million. The Company entered into an agreement whereby a Company director agreed to purchase the 10% interest for $0.5 million and would allow the Company to repurchase the 10% interest at cost. In December 2003, the Company repaid the director $0.5 million, plus accrued interest of approximately $50,000, for his 10% interest and the Company owns 100% of IMPCO Mexicano.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Quarterly Report on Form 10-Q, particularly including Management’s Discussion and Analysis of Financial Condition and Results of Operations that follows, contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and assumptions. We use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of these words and similar expressions in part to help identify forward-looking statements. These statements are not guarantees of future performance or promises of specific courses of action and instead are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, the following: we are highly leveraged and are operating under waivers of covenant defaults under certain of our debt obligations, and if we remain in default or are unable to obtain continuing waivers, our lenders may foreclose our assets; our leverage creates interest expense that makes it difficult for us to reinvest our earnings into future growth. Further risk factors include the fact that we have a significant deferred tax asset on our balance sheet, some or all of which may be unrecognizable and which may give rise to further valuation adjustments; we may be unable to raise additional capital necessary to fund our operations and capitalize on market opportunities; our business depends on the growth of the alternative fuel market, particularly in international markets; our recent spin-off of Quantum Fuel Systems Technologies Worldwide, Inc. (“Quantum”) is subject to tax risks for us and our stockholders, including restrictions on our issuance of equity securities in order to maintain the tax-free status of the spin-off; we face significant competition, which could decrease our revenue and market share; we face risks of operating internationally, including potential foreign currency exposure, difficulty and expense of complying with foreign laws and regulations and political instability; new technologies could render our products obsolete; we may be unable to adequately protect our intellectual property rights; we depend on third-party suppliers to supply materials and components for our products; we may be subject to increased warranty claims due to lengthened warranty periods being offered by our OEM customers; the market for our products could be adversely affected by changes in environmental and other policies and regulations; we may be subject to litigation if our stock price is volatile; and changes in general economic conditions could materially affect our results of operations. This list of factors is not intended to be exhaustive. Reference should also be made to the factors set forth from time to time in our

SEC reports, including but not limited to, those set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of this Quarterly Report on Form 10-Q.

Overview

We design, manufacture and supply components, complete certified engine systems and fuel systems that include fuel metering, electronic control and fuel storage products that enable internal combustion engines to run on clean burning alternative fuels such as propane and natural gas instead of gasoline. Based on over 45 years of technology development and expertise in producing cost-effective, safe and durable fuel technology systems for engines, we believe that we are positioned to provide enabling products and technologies in the rapidly expanding alternative fuel industry.

We classify our business into two business segments: U.S. Operations and International Operations. Our U.S. Operations sells products, including complete certified engines, parts and conversion systems, for applications in the transportation, material handling, stationary and portable power generator and general industrial markets. Our International Operations in Australia, Europe, India, Japan, China and Mexico provide distribution for our products, predominantly from U.S. Operations and some product assembly on engines.

We recognize revenue for product sales when title is transferred or when the earnings process is otherwise complete, ordinarily when products are shipped, and when management is reasonably assured of collectibility. Corporate expenses represent a sub-category of selling, general and administrative expense. Intersegment eliminations are primarily the result of intercompany sales from U.S. Operations to International Operations. End markets for our products include the transportation and industrial markets, which includes the material handling, industrial and power generation industries.

Net revenue for the three months ended March 31, 2004 increased by approximately $9.0 million to $28.6 million from $19.6 million for the same period of 2003. Net income for the comparative periods was $0.5 million, or $0.03 per share, respectively. We attribute the increase in revenue to deliveries of our certified complete engine systems in response to new federal regulations requiring that certain “off-road” vehicles meet new and more stringent emissions standards.

Recent Developments

Business Acquisition.    On October 3, 2002, we entered into an option agreement with the equity holders of B.R.C. Societá a Responsabilitá Limitata

(“BRC”) under which we were granted an option to acquire a 50% ownership interest in BRC for approximately $23.8 million, which included the issuance of approximately 2.3 million shares of our common stock (which the parties acknowledged and agreed were valued at $10.0 million). We announced on May 8, 2003 that the purchase of 50% of BRC was completed pending a $7.0 million payment that represented a deferred portion of the purchase price due on September 30, 2003. On July 22, 2003, in conjunction with the refinancing of our Company, the deferred payment of $7.0 million was paid to the equity holders of BRC consequently completing the 50% acquisition of BRC. As of December 31, 2003, we incurred acquisition costs of approximately $24.6 million and are shown on the consolidated balance sheet as part of investment in affiliates. We use the equity method of accounting to recognize the investment in and the results of BRC in our consolidated financial results. The unaudited condensed balance sheet for BRC as of March 31, 2004 follows (in thousands of dollars):

March 31, 2004
(Unaudited)
Current assets	$26,912
Long-term assets	8,806

Total Assets	$35,718

Current liabilities	$9,779
Long-term liabilities	3,980
Shareholders’ equity	21,959

Total liabilities and shareholders’ equity	$35,718

For the three months ended March 31, 2003 and 2004, unaudited revenues for this operating unit were $10.5 million and $10.7 million, respectively, and net income was $2,000 and $287,000, respectively.

Refinancing.    In July 2003, we entered into a senior subordinated secured promissory note with Bison Capital Structured Equity Partners, LLC (“Bison”) and a revolving promissory note with LaSalle Business Credit (“LaSalle”) for $20.0 million and $12.0 million, respectively. The proceeds from these lending arrangements were used to refinance approximately $11.3 million of Bank of America credit facilities; to finance the $7.0 million deferred payment to complete the 50% acquisition of BRC; and to provide for working capital.

At December 31, 2003 and March 31, 2004, we were in default on the LaSalle loan for not meeting certain financial measurement covenants at the end of the fourth quarter of 2003. We obtained waivers of our covenants at December 31,2003 and March 31, 2004. We are currently paying a default rate of interest that is equal to the LaSalle Bank prime rate plus 2%.

At December 31, 2003, we were in default on the Bison loan for not meeting certain financial measurement covenants at the end of the fourth quarter of 2003. We obtained a waiver of its covenants at December 31, 2003, and certain covenant amendments for the remainder of 2004. We paid the default rate of interest for the first quarter of 2004 (3% over the stated rate) in cash amounting to $150,000. The default rate of interest thereafter will be paid in kind and increase 150 basis points each quarter (up to a maximum of 18.75% per annum) as long as we do not perform up to the covenants established at the inception of the loan. At March 31, 2004, we were in compliance with the revised covenant amendments as contained in the amended agreement, dated

March 12, 2004.

Equity Offering.    On December 19, 2003, we sold 1,500,000 shares of our common stock to certain institutional investors at $6.40 per share, yielding net proceeds of approximately $9.0 million after discounts and commissions. The offering was conducted as a private placement under Section 4(2) of the Securities Act and rule 506 as promulgated thereunder. The proceeds were used to retire short-term debt and for working capital.

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

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

We recognize revenue for product sales when title is transferred or when the earnings process is otherwise complete, ordinarily when products are shipped, and when management is reasonably assured of collectibility. The costs of shipping and handling, when incurred, are recognized in the cost of goods sold. We expense all research and development when incurred.

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

We operate wholly-owned and majority-owned subsidiaries. We record goodwill at the time of purchase for the amount of the purchase price over the fair values of the assets and liabilities acquired. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the goodwill, thereby possibly requiring an impairment charge in the future.

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

Results of Operations

Net revenue and operating income for our business for the three months ended March 31, 2003 and 2004 are as follows (in thousands of dollars):

	Revenues Three Months Ended March 31,		Operating Income Three Months Ended March 31,
	2003	2004	2003	2004
U.S. Operations	$14,202	$22,793	$2,168	$2,929
International Operations	9,664	9,452	562	1,273
Corporate Expenses (1)	—	—	(1,499)	(1,676)
Intersegment Elimination	(4,294)	(3,642)	(90)	(95)

Total	$19,572	$28,603	$1,141	$2,431

(1)	Represents corporate expenses not allocated to any of the operating segments.

Net revenue increased approximately $9.0 million, or 46.1%, to $28.6 million in the first quarter of 2004 from $19.6 million in the first quarter of 2003. The net revenue in the first quarter of 2004 is the highest quarterly revenue total since 2000. The first quarter 2004 increase was due to an $11.5 million increase in net sales of our products to the industrial market and a $2.5 million decline in net sales of our products to the transportation market. The $11.5 million increase in revenue in the industrial market was attributed primarily to a significant increase in revenues to the U.S. industrial market and an increase in the European industrial market, which we believe is following the U.S. industrial market recovery. Beginning in the fourth quarter of 2003 and continuing into 2004, we expect to realize incremental revenues for deliveries of new products including certified engine packages and fuel systems in response to new federal regulations, effective January 1, 2004, requiring that certain “off-road” vehicles and industrial applications meet more stringent exhaust emissions standards.

Operating income increased during the first quarter of 2004 by approximately $1.3 million, or 113.1%, from a $1.1 million profit in the first quarter of 2003 to $2.4 million profit in the first quarter of 2004. The increase in operating income was associated primarily with an increase in gross margin of $1.0 million attributable primarily to the revenue increase of $9.0 million and a decrease of $0.3 million in operating expenses.

U.S. Operations Division.    For the three months ended March 31, 2004, revenue increased by approximately $8.6 million, or 61.5% as compared to the same period in the prior year. The increase in sales during the first quarter of 2004 was due primarily to a $10.1 million increase in the industrial market offset by $1.5 million decrease in the transportation market. The increase in revenues to the industrial market is directly related to the EPA regulations effective January 2004 imposing more stringent emissions requirements on certain “off-road” vehicles. We expect the higher level of shipments to continue for the balance of 2004 and we anticipate that 2004 will result in a significantly higher revenue level than 2003.

Gross profit for the three months ended March 31, 2004 was $0.7 million higher than the same period in fiscal year 2003. The increase in gross profit is attributable primarily to higher revenues of $8.6 million.

For the three months ended March 31, 2004, operating income increased by more than $0.8 million, or 35.1%, as compared to the same period in the prior fiscal year. The increase was mainly due to $8.6 million in higher revenues and a reduction of $0.1 million in operating expenses.

International Operations.    For the three months ended March 31, 2004, revenue decreased by approximately $0.2 million, or 2.2%, as compared to the same period in the prior year. The decrease in sales during the first quarter of 2004 was caused by a $1.6 million increase in the industrial market offset by a $1.8 million revenue decline in the transportation market. Revenue performance in the European industrial market was stronger than expected and the transportation segment in Mexico was less than expected.

Gross profit for the three months ended March 31, 2004 increased approximately $0.3 million, as compared to the same period in fiscal year 2003. For the three-month period, approximately $0.4 million of the increase in gross profit was due to changes in product mix partially offset by approximately $0.1 million due to the decrease in revenue.

For the three months ended March 31, 2004, operating income increased by approximately $0.7 million, or 126.5%, as compared to the same period in the prior fiscal year. The increase for the three-month period was mainly due to the increase in gross profit of $0.3 million and by $0.4 million in lower operating expenses.

Corporate Expenses.    Corporate expenses consist of general and administrative expenses at the corporate level to support our operating segments in areas such as executive management, finance, human resources, management information systems, legal services and investor relations. Corporate expenses for the three months ended March 31, 2004 were $1.8 million or $0.2 million higher than the same period of fiscal year 2003. Higher operating expenses included higher depreciation expense in connection with recently implemented information systems, additional travel and outside services costs.

Interest Expense.    Net interest expense for the three months ended March 31, 2004 was approximately $1.2 million compared to net interest expense of approximately $0.2 million for the corresponding period of 2003, or an increase of $1.0 million, or 400.0%. This increase is attributed to the carrying value of our debt increasing from approximately $12.2 million at March 31, 2003 to approximately $28.2 million at March 31, 2004. In July 2003, we replaced the Bank of America debt with the LaSalle senior debt of $12.0 million and the subordinated Bison debt for $20.0 million. Interest costs for the first quarter for the Bison and the LaSalle loans were approximately $1.0 million and $0.2 million, respectively. In connection with our fourth quarter 2003 defaults with both loan agreements of certain financial covenant measurements, we are currently paying a default rate of interest for both loans at a rate of 3% per annum over the stated rate of 11.25% for the Bison loan up to a maximum of 18.75% until our performance meets the original Bison covenants, and 2% over the LaSalle Bank prime until the LaSalle covenants are renegotiated. We can offer no assurances that the covenants can be renegotiated or that continuing waivers of covenant defaults will be forthcoming.

Losses in Unconsolidated Affiliates.    On July 22, 2003, we completed the 50% acquisition of BRC and we use the equity method of accounting for reporting our share of the unconsolidated results of BRC into our consolidated financial results for the three-month period ended March 31, 2004. We recorded a pre-tax benefit of approximately $0.1 million corresponding to our share of BRC net income for the quarter. BRC revenue in the first quarter of 2004 was $10.7 million as compared to $10.5 million in the same period of 2003. In addition, we recognized depreciation expense of approximately $0.1 million associated with our share of the excess of the fair value of the assets acquired and liabilities assumed over the carrying value of BRC according to the purchase method of accounting for business combinations. In addition, $0.1 million was recognized as an expense corresponding to our share in the loss of our unconsolidated joint venture in India.

Provision For Income Taxes.    During 2002, we established a $24.0 million valuation allowance for deferred taxes on the basis that we believed that it is more likely than not that a portion of our deferred tax asset will not be realized and established a valuation allowance for those assets that are not likely to be utilized over the next three years. During 2003, we increased the valuation allowance to $26.5 million and recognized no tax benefit for the pretax losses for the domestic business. For the three month period ended March 31, 2004, a tax provision of approximately $0.4 million was recognized attributed to the pretax profits of our foreign operations. For the domestic business, we did not recognize a tax provision or a tax benefit nor did we adjust the valuation allowance for net deferred tax asset.

Liquidity and Capital Resources

Our ongoing operations are funded by cash generated from operations, debt financings and sales of our equity securities. In addition, these sources of cash provide for capital expenditures and research and development, as well as to invest in and operate our existing operations and prospective new lines of business.

On October 3, 2002, we entered into an option agreement with the equity holders of BRC under which we were granted an option to acquire a 50% ownership interest in BRC of Italy for approximately $23.8 million, which included the issuance of approximately 2.3 million shares of Company common stock (which the parties acknowledged and agreed were valued at $10.0 million). We announced on May 8, 2003 that the purchase of 50% of BRC was completed pending a $7.0 million payment that represented a deferred portion of the purchase price due on September 30, 2003. On July 22, 2003, in conjunction with the refinancing of our Company, the deferred payment of $7.0 million was paid to the equity holders of BRC consequently completing the 50% acquisition of BRC. As of March 31, 2004, we incurred acquisition costs of approximately $24.7 million and are shown on the consolidated balance sheet as part of investment in affiliates. We use the equity method of accounting to recognize the investment in and the results of BRC in our consolidated financial results.

On December 19, 2003, we sold 1,500,000 shares of our common stock to certain institutional investors at $6.40 per share, yielding net proceeds of approximately $9.0 million after discounts and commissions. The offering was conducted as a private placement under Section 4(2) of the Securities Act and rule 506 as promulgated thereunder. The proceeds were used to retire short-term debt and for working capital.

As of March 31, 2004, our cash and cash equivalents totaled approximately $9.1 million, compared to cash and cash equivalents of approximately $9.5 million at December 31, 2003. During July 2003, we entered into an asset-based lending facility with a maximum credit limit of $12.0 million with LaSalle Business Credit, LLC and a senior subordinated secured note for $20.0 million with Bison Capital Structured Equity Partners, LLC. The proceeds from the debt facilities were used to pay off approximately $11.3 million Bank of America debt, to finance the deferred $7.0 million payment to complete the BRC acquisition and to provide additional working capital. On July 21, 2003, the Bank of America debt and accrued interest were paid in full, and on July 22, 2003, the $7.0 million deferred payment due to the equity holders of BRC was paid to complete the acquisition of BRC. In addition, in July and August of 2003, approximately $1.0 million was paid in principal and accrued interest to certain holders of short-term bridge loans.

Advances made under the asset-based credit facility are based on a percentage of eligible inventory and accounts receivable balances. This line of credit has an initial three-year term and bears interest at a stated rate of prime plus 1%. There is no assurance that we will be able to consistently borrow the maximum amount under the line of credit of $12.0 million, presently, or over the term of the facility. The lender has a secured interest in substantially all the U.S. assets of the Company. The senior subordinated secured note of $20.0 million has a four-year term and bears a fixed interest rate of 11.25%. The net proceeds from the loan were approximately $17.3 million. The discount amount of $2.7 million is accounted for as a loan discount and is amortized to interest expense over the term of the loan. The Bison note is secured by a pledge of the equity securities of our non-U.S. subsidiaries. As of March 31, 2004 approximately $17.6 million and $9.7 million were outstanding under the Bison and LaSalle facilities, respectively. As of March 31, 2004, there was approximately $2.3 million of unused availability under the LaSalle facility.

At December 31, 2003 and March 31, 2004, we were in default on the LaSalle loan for not meeting certain financial measurement covenants at the end of the fourth quarter of 2003. We obtained waivers of our covenants at December 31, 2003 and March 31, 2004. During the first quarter of 2004, we requested and were granted an amendment whereby two large customer accounts were granted up to 40% availability in the borrowing base (previously 15%) resulting in greater access to the credit facility.

At December 31, 2003, we were in default on the Bison loan for not meeting certain financial measurement covenants at the end of the fourth quarter of 2003. We obtained a waiver of its covenants at December 31, 2003, and certain covenant amendments for the remainder of 2004. We paid the default rate of interest for the first quarter of 2004 (3% over the stated rate) in cash amounting to $150,000. The default rate of interest thereafter will be paid-in-kind and increase 150 basis points each quarter (up to a maximum of 18.75% per annum) as long as we do not perform up to the covenants established at the inception of the loan. At March 31, 2004, we were in compliance with the revised covenant amendments as contained in the amended agreement, dated March 12, 2004.

As a result of the refinancing of the Bank of America debt and the 50% acquisition of BRC, we have assumed additional long-term debt, which has increased our financial leverage. Interest costs over the next year are expected to be higher than in prior years. The Bison and LaSalle notes have loan terms of four and three years, respectively. Under the Bison agreement, we are obligated to pay off the note in July 2007 in the amount of $20.0 million plus any accrued interest classified as paid-in-kind resulting from our failure to comply with the covenants. Under the LaSalle agreement, which has a termination date of July 2006, we will be obligated to repay the balance owed at that time under the revolving line of credit, the maximum borrowing amount of which is limited to $12.0 million.

Our ratio of current assets to current liabilities was 1.7:1.0 at March 31, 2004 and 2.0:1.0 at December 31, 2003. At March 31, 2004, our total working capital had increased by $0.6 million to $22.7 million from $22.1 million at December 31, 2003. This increase is due primarily to the $10.6 million increase in accounts receivable associated with the $10.4 million increase in revenue for the first quarter over the fourth quarter of 2003. The increase in accounts receivable was partially offset by increases in accounts payable and the LaSalle debt facility of $5.7 million and $4.4 million, respectively.

Net cash used by operating activities for the three months ended March 31, 2004 was $4.7 million, compared to $2.2 million provided by operations for the three months ended March 31, 2003. The cash flow used by operating activities for the three months ended March 31, 2004 of $4.7 million resulted primarily from net income of $0.5 million, adjusted for non-cash charges against income for depreciation and amortization of $1.1 million, minority interests in consolidated subsidiaries of $0.3 million and offset by our share in income of unconsolidated affiliates of $0.2 million. Changes in working capital that affected cash flows were an increase of accounts payable that resulted in a positive cash flow of $5.7 million offset partially by negative cash flows of $10.6 million and $0.6 million associated with increases of accounts receivable and inventory, respectively. For the comparable three months ended March 31, 2003, cash provided by operating activities was $2.2 million consisting of net income of $0.5 million, adjusted for non-cash charges for minority interest in consolidated subsidiaries of $0.1 million and depreciation expense of $0.6 million. Working capital changes that negatively affected cash were increases in other assets and accounts receivable totaling $2.9 million offset by positive effects on cash flow totaling $3.8 million for increases in accounts payable and accrued expenses and a decrease in inventory.

Net cash used in investing activities in the three months ended March 31, 2004 was $0.5 million, a decrease of $1.3 million from the three months ended March 31, 2003. This decrease is due primarily to payments made to BRC shareholders of $1.5 million as part of the 2003 50% acquisition of BRC.

Net cash provided by financing activities for the three months ended March 31, 2004 was $4.7 million or an increase of $5.8 million from $1.1 million used in financing activities in the three months ended March 31, 2003. This increase was due primarily to the $4.4 million increase during the first quarter of 2004 of borrowings under the LaSalle line of credit and payments of $2.0 million under the Bank of America line of credit and term loans during the same period of 2003. During the first quarter of 2003, approximately $1.0 million was reclassified from restricted cash to other assets.

For the three months ended March 31, 2004, net cash decreased by $0.4 million after the effect of translation adjustments of $0.1 million. For the three months ended March 31, 2003, the net cash decreased by $0.1 million after the effect of a favorable $0.6 million attributed to foreign currency translation adjustments.

Our subsidiary in the Netherlands has a € 2.3 million credit facility with Fortis Bank. At March 31, 2004, there was no outstanding balance under this credit facility.

Our subsidiary in Japan has a ¥64 million ($0.6 million outstanding at March 31, 2004) short-term loan facility with the Hong Kong and Shanghai Banking Corporation Ltd., Osaka Branch. At March 31, 2004, a balance of $0.6 million was outstanding. This credit facility was repaid in April 2004.

It is possible that we may require additional sources of financing in order to capitalize on opportunities that we believe currently exists in the alternative fuel market and to invest in long-term business opportunities. These additional sources of financing may include bank borrowings or public or private offerings of equity or debt securities. No assurance can be given that such additional sources of financing will be available on acceptable terms, if at all.

We are also seeking to revise our financial covenants to reflect more current estimates of future financial performance. However, we cannot assure readers that the lenders will agree to amend our financial covenants or grant further or continuing waivers in the future. If we cannot obtain the necessary waivers or amendments, or return to compliance with these and all other loan covenants, our lenders may accelerate our debt, foreclose on our assets, or take other legal actions against us which, alone or in the aggregate, may have a material adverse effect on our business.

Should we be unable to obtain waivers or amendments, we believe that our current cash balances, available cash drawn from our subsidiaries, other financing alternatives, our history of being able to raise equity, cost reductions, and our ability to obtain bridge loans will result in adequate liquidity to continue operations through March 31, 2005.

Contractual Obligations

The following table contains supplemental information regarding total contractual obligations as of March 31, 2004. The capital lease obligations are undiscounted and represent total minimum lease payments.

	Payments Due by Period
Contractual Obligations	Total	Less than One Year	2-3 Years	4-5 Years	More Than 5 Years
Revolving lines of credit	$10,281	$606	$9,675	$—	$—
Term loans payable	20,000	—	—	20,000	—
Notes payable	199	—	199	—	—
Capital lease obligations	119	23	96	—	—
Operating lease obligations	4,952	1,384	1,068	925	1,575
Other and miscellaneous	80	80	—	—	—

Totals	$35,631	$2,093	$11,038	$20,925	$1,575

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

We are highly leveraged and have significant debt service obligations. As of March 31, 2004, we had aggregate outstanding indebtedness of $43.0 million and total stockholders’ equity of $57.8 million.

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

•

we currently are operating under waivers of financial covenants in both the Bison and the LaSalle agreements relating to our EBITDA Covenants, Leverage Ratio Covenant and Fixed Charge Covenant. These waivers relate to non-compliance as of December 31, 2003 and in Bison’s case continuing to December 31, 2004. The events of default under these loans will cause our applicable interest rates to increase as long as the circumstances unless we are successful in renegotiating amendments to these covenants. The LaSalle loan increases the interest rate to prime plus 2%, which will increase our interest costs by $25,000 per quarter. Under the Bison loan, the applicable interest rate increased at January 1, 2004 by the default rate of interest of 3% and may increase additionally by 1.5% per quarter up to a maximum of 4.5% during 2004, depending on our performance against the original covenants. We expect that the increase in the Bison interest rate will increase our interest expense by $150,000 per quarter during 2004, although in certain circumstances we are permitted to capitalize those interest costs by adding them to the principle balance outstanding under the Bison loan. We are also seeking to revise our financial covenants in both loans to reflect more current estimates of future financial performance. However, we cannot assure readers that the lenders will agree to amend our financial covenants or grant further or continuing waivers in the future. If we cannot obtain the necessary waivers or amendments, or return to compliance with these and all other loan covenants, or lenders may accelerate our debt, foreclose on our assets, or take other legal actions against us which, alone or in the aggregate, may have a material adverse effect on our business.

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

The results and financial condition of our international operations are affected by changes in exchange rates between certain foreign currencies and the U.S. Dollar. Our exposure to fluctuations in currency exchange rates has increased as a result of the growth of our international subsidiaries. The functional currency for all of our international subsidiaries is the local currency of the subsidiary. An increase in the value of the U.S. Dollar increases costs incurred by the subsidiaries because most of our international subsidiaries’ inventory purchases are U.S. Dollar denominated. We monitor this risk and attempt to minimize the exposure through forward currency contracts and the management of cash disbursements in local currencies. At March 31, 2004, we had no currency forward contracts outstanding.

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

FIN 46 provides guidance for determining whether an entity qualifies as a variable interest entity (“VIE”) by considering, among other considerations, whether the entity lacks sufficient equity or its equity holders lack adequate decision-making ability. If the entity does not qualify as a VIE, then the consolidation criteria is based on previously established accounting standards. Qualifying VIEs are covered by FIN 46 and are individually evaluated for consolidation based on their variable interests. FIN 46 requires consideration and estimates of a significant number of possible future outcomes of the VIE as well as the probability of each outcome occurring. Based on the allocation of possible outcomes, a calculation is performed to determine which party, if any, has a majority of potential negative outcomes (expected losses) or a majority of the potential positive outcomes (expected residual returns), with an emphasis on negative outcomes. That party, if any, is the primary beneficiary and is required to consolidate the VIE. We have evaluated the potential impact of FIN 46 as of March 31, 2004 and have concluded that there is no impact on our consolidated financial statements.

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

PART II—OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds

(a) – (b) Not applicable.

(c) On December 19, 2003, we sold 1,500,000 shares of our common stock to certain institutional investors at $6.40 per share, yielding net proceeds of approximately $9.0 million after discounts and commissions. The offering was conducted as a private placement under Section 4(2) of the Securities Act and rule 506 as promulgated thereunder. The proceeds were used to retire short-term debt and for working capital.

(d) Not applicable.

(e)

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1–31, 2004	—	—	—	—
February 1–29, 2004	12,725	$7.69	—	—
March 1–31, 2004	—	—	—	—
Total	12,725	—	—	—

NOTE:

Treasury shares acquired during the first quarter of 2004 in connection with the Company’s deferred compensation plan.

Item 5:	Other Information

(a) None

(b) There have been no material changes in the procedures for shareholders to nominate directors to the board.

Item 6.	Exhibits and Reports on Form 8-K

(a)  Exhibits:

The following documents are filed as exhibits to this Quarterly Report:

10.69	Waiver and Agreement dated May 7, 2004

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished with this report in accordance with SEC Rel. No. 33-8238 (June 5, 2003))

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished with this report in accordance with SEC Rel. No. 33-8238 (June 5, 2003))

(b)  Reports on Form 8-K.

On January 16, 2004, the Company filed a Form 8-K reporting the resignation of Timothy S. Stone as Chief Financial Officer and Treasurer, and the appointment of Nickolai A. Gerde as Chief Financial Officer (and Mr. Gerde’s resignation as a director).

On May 5, 2004, the Company filed a Form 8-K reporting the financial results of the Company for the three months ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

IMPCO TECHNOLOGIES, INC.

Date: May 7, 2004	By:	/s/ NICKOLAI A. GERDE

Nickolai A. Gerde Chief Financial Officer and Treasurer [Authorized Signatory]