Form 10-Q
period 2004-06-30
IMPCO TECHNOLOGIES INC
filed 2004-08-09
CIK 790708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004,

or

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

Number of shares outstanding of each of the issuer’s classes of common stock, as of July 28, 2004:

18,616,649 shares of Common Stock, $.001 par value per share.

IMPCO TECHNOLOGIES, INC.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

IMPCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2003 and June 30, 2004

(In thousands of dollars)

	December 31, 2003	June 30, 2004

		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,524	$5,382
Restricted cash	724	—
Accounts receivable, net	14,051	25,128
Inventories:
Raw materials and parts	9,347	10,808
Work-in-process	277	459
Finished goods	8,275	6,433

Total inventories	17,899	17,700
Deferred tax assets	283	125
Other current assets	1,648	2,269

Total current assets	44,129	50,604
Equipment and leasehold improvements:
Dies, molds and patterns	6,572	6,944
Machinery and equipment	7,792	7,861
Office furnishings and equipment	8,545	7,890
Automobiles and trucks	402	359
Leasehold improvements	3,597	3,635

	26,908	26,689
Less accumulated depreciation and amortization	18,589	18,735

Net equipment and leasehold improvements	8,319	7,954
Net goodwill	10,106	9,830
Deferred tax assets, net	9,476	9,371
Investment in affiliates	25,500	25,998
Other assets	3,606	3,651

Total Assets	$101,136	$107,408

See accompanying notes to condensed consolidated financial statements.

IMPCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2003 and June 30, 2004

(In thousands of dollars)

	December 31, 2003	June 30, 2004

		(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,082	$11,082
Accrued payroll obligations	2,762	2,585
Other accrued expenses	4,195	4,406
Current revolving line of credit	5,238	8,655
Current maturities of long-term debt and capital leases	713	695

Total current liabilities	21,990	27,423
Term loans	17,617	18,330
Capital leases	95	80
Other liabilities	1,483	1,302
Minority interest	2,822	2,247
Stockholders’ equity:
Preferred stock, $.001 par value, authorized 500,000 shares; none issued and outstanding at December 31, 2003 and June 30, 2004	—	—
Common stock, $.001 par value, authorized 100,000,000 shares 18,568,721 issued and outstanding at December 31, 2003 18,616,649 issued and outstanding at June 30, 2004	19	19
Additional paid-in capital	132,190	132,627
Shares held in treasury	(312)	(360)
Accumulated deficit	(74,993)	(73,500)
Accumulated other comprehensive income (loss)	225	(760)

Total stockholders’ equity	57,129	58,026

Total Liabilities and Stockholders’ Equity	$101,136	$107,408

See accompanying notes to condensed consolidated financial statements.

IMPCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three and six months ended June 30, 2003 and 2004

(In thousands of dollars except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Revenue	$18,340	$32,478	$37,912	$61,081
Costs and expenses:
Cost of revenue	12,371	23,881	25,383	44,941
Research and development expense	796	1,059	1,782	2,001
Selling, general and administrative expense	4,121	4,568	8,554	8,738

Total costs and expenses	17,288	29,508	35,719	55,680
Operating income	1,052	2,970	2,193	5,401
Interest expense, net	1,026	1,504	1,257	2,659

Income from continuing operations before equity share in income of unconsolidated affiliates and income taxes	26	1,466	936	2,742
Equity share in income of unconsolidated affiliates	—	(323)	—	(283)
Income tax expense	11	581	375	1,015

Income from continuing operations before minority interests	15	1,208	561	2,010
Minority interest in income of consolidated subsidiaries	197	224	292	510

Net income (loss)	$(182)	$984	$269	$1,500

Net income (loss) per share:
Basic:
Net income (loss)	$(0.01)	$0.05	$0.02	$0.08

Diluted:
Net income (loss)	$(0.01)	$0.05	$0.02	$0.08

Number of shares used in per share calculation:
Basic	16,437	18,592	16,436	18,584

Diluted	16,437	19,620	16,564	19,822

See accompanying notes to condensed consolidated financial statements

IMPCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six months ended June 30, 2003 and 2004

(In thousands of dollars)

	Six Months Ended June 30,
	2003	2004
Net cash provided (used) by operating activities from continuing operations	$3,726	$(7,533)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(1,060)	(348)
Business acquisition cost	(4,757)	(66)
Proceeds from sale of equipment	4	1

Net cash used in investing activities	(5,813)	(413)

Cash flows from financing activities:
Increase (decrease) in revolving line of credit	(360)	3,417
Proceeds from term loans	617	996
Payments on term loans	(1,937)	(885)
Proceeds from bridge loans	3,050	—
Payments of capital lease obligations	(188)	(33)
(Acquire) dispose common shares held in trust	14	(143)
Decrease in restricted cash	967	724
Proceeds from issuance of common stock	—	437

Net cash provided by financing activities	2,163	4,513
Net cash provided by (used in) continuing operations	76	(3,433)
Translation adjustment	917	(709)

Net increase (decrease) in cash and cash equivalents	993	(4,142)
Cash and cash equivalents at beginning of period	1,996	9,524

Cash and cash equivalents at end of period	$2,989	$5,382

See accompanying notes to condensed consolidated financial statements.

IMPCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

1.    Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and the results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The consolidated financial statements of IMPCO Technologies, Inc. (“IMPCO” or the “Company”) as of June 30, 2004 include the accounts of the Company and its majority-owned subsidiaries IMPCO-BERU Technologies B.V. (“IMPCO BV”) and Grupo I.M.P.C.O. Mexicano, S. de R.L. de C.V. (“IMPCO Mexicano”), its wholly-owned subsidiaries IMPCO Technologies, Pty. Limited (“IMPCO Pty”) and IMPCO Tech Japan K.K. (“IMPCO Japan”), and its majority-owned joint venture Minda IMPCO Technologies Limited. The Company has a 40% interest in a joint venture, Minda IMPCO Limited, and uses the equity method for reporting the results of this entity. In July 2003, the Company completed the purchase of a 50% equity stake in B.R.C. Societá Responsabilitá Limitata (“BRC”). The Company uses the equity method to recognize the assets and liabilities of BRC in the Company’s consolidated results. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the twelve months ended December 31, 2004, or for any future period.

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

FIN 46 provides guidance for determining whether an entity qualifies as a variable interest entity (“VIE”) by considering, among other considerations, whether the entity lacks sufficient equity or its equity holders lack adequate decision-making ability. If the entity does not qualify as a VIE, then the consolidation criteria is based on previously established accounting standards. Qualifying VIEs are covered by FIN 46 and are individually evaluated for

IMPCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consolidation based on their variable interests. FIN 46 requires consideration and estimates of a significant number of possible future outcomes of the VIE as well as the probability of each outcome occurring. Based on the allocation of possible outcomes, a calculation is performed to determine which party, if any, has a majority of potential negative outcomes (expected losses) or a majority of the potential positive outcomes (expected residual returns), with an emphasis on negative outcomes. That party, if any, is the primary beneficiary and is required to consolidate the VIE. The Company has evaluated the potential effect of FIN 46 as of June 30, 2004 and there was no effect on its consolidated financial statements at adoption.

In December 2003, the FASB issued Interpretation No. 46 (R), Consolidation of Variable Interest Entities, which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to financial statements to be issued by the Company after 2002; however, disclosures are required currently if the Company expects to consolidate any variable interest entities.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (“SAB No. 104”), “Revenue Recognition,” which codifies, revises and rescinds certain sections of SAB No. 101, “Revenue Recognition,” in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company’s consolidated results of operations, consolidated financial position or consolidated cash flows.

IMPCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Debt Payable

The Company’s debt payable is summarized as follows (in thousands of dollars):

	December 31, 2003	June 30, 2004
(a) Senior subordinated secured promissory note—Bison Capital Structured Equity Partners, LLC	17,483	18,083
(b) Revolving promissory note—LaSalle Business Credit, LLC	5,238	7,892
(c) Term loan—The Hong Kong and Shanghai Banking Corp. Ltd	598	—
(d) Minda Ltd. Term loans	134	246
(e) Factoring agreement—Heller Financial	—	764
(f) Other loans	72	695
Other capital leases	138	80

	$23,663	$27,760
Less: current portion	5,951	9,350

Non-current portion	$17,712	$18,410

(a)    Senior Subordinated Secured Promissory Note—Bison Capital Structured Equity Partners, LLC

On July 21, 2003 the Company entered into an agreement with Bison Capital Structured Equity Partners, LLC to sell to Bison a senior subordinated secured promissory note in the amount of $20.0 million bearing interest at a rate of 11.25%. Interest payments are due monthly over the term of the note and the principal amount of the note is due in full on July 21, 2007. The proceeds of the note were approximately $17.3 million and resulted in a loan discount of approximately $2.7 million, which is amortized to interest expense over the term of the note. At June 30, 2004 the carrying value of the note was approximately $18.1 million. Approximately $2.4 million was recognized as interest expense in the six months ended June 30, 2004. The Bison note is secured by a pledge of the equity securities of the Company’s non-U.S. subsidiaries. At December 31, 2003 and June 30, 2004, the Company was in default for not meeting certain financial measurement covenants at the end of the fourth quarter of 2003 and at April 30, 2004. The Company obtained a waiver of its covenants at December 31, 2003 and at June 30, 2004, and certain covenant amendments for the remainder of 2004. The Company paid the default rate of interest for the first quarter of 2004 (3% over the stated rate) in cash amounting to $150,000. The default rate of interest thereafter

IMPCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

will be paid in kind and increases 150 basis points each quarter (up to a maximum of 18.75% per annum) as long as the Company does not perform up to the covenants established at the inception of the loan. During the second quarter of 2004, the Company recognized interest expense at an average default rate of 15% per annum. At June 30, 2004, the Company is in compliance with the revised covenant amendments as contained in the amended agreement, dated March 12, 2004.

In conjunction with the initial issuance of the promissory note agreement, the Company issued warrants to Bison to purchase 500,000 shares of the Company’s common stock at a price of $2.00 per share. In September 2003, Bison exercised the warrants and acquired 500,000 shares of common stock.

(b)    Revolving Promissory Note—LaSalle Business Credit, LLC

On July 21, 2003 the Company entered into a revolving promissory note with LaSalle Business Credit, LLC for a maximum amount of $12.0 million bearing interest at a rate of prime plus 1%. The note is payable in full on July 21, 2006. The Company’s availability under this facility is determined by a percentage of eligible accounts receivable and inventory balances as defined by the asset-based lending agreement. As of June 30, 2004, approximately $7.9 million was outstanding under the line of credit and approximately $3.9 million was unused and available under the line. Approximately $0.3 million was recognized as interest expense in the first six months of 2004. At December 31, 2003 and at June 30, 2004, the Company was in default for not meeting certain financial measurement covenants at the end of the fourth quarter of 2003. The Company obtained a waiver of its covenant defaults at December 31, 2003 and June 30, 2004. The Company is in the process of negotiating revised financial covenants to reflect more current estimates of future financial performance. The Company is currently paying a default rate of interest of prime plus 2%, which at June 30, 2004 was 6%.

(c)    The Hong Kong and Shanghai Banking Corporation Ltd.

In April 2002, IMPCO Japan secured a ¥64.0 million ($0.6 million) line of credit facility with the Hong Kong and Shanghai Banking Corporation Ltd. (“HSBC”), Osaka Branch. This line of credit was renewed in March 2003 with a fixed interest rate of 1.685% for a period of 12 months and matured in April 2004. The line of credit was cash secured from a restricted account with National Australian Bank Limited, which issued a stand-by letter of credit to HSBC as collateral for the line of credit. In April 2004, the line of credit was repaid in full.

IMPCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(d)    Minda IMPCO Ltd. Notes Payable

During the fourth quarter of 2003, Minda IMPCO Ltd., a majority owned subsidiary in India, entered into several loan agreements and obtained a total of INR6.0 million ($134,000) in loans with an average interest rate of 14% and mature in two years. During the first six months of 2004, additional amounts were borrowed totaling $112,000 and the amount owed at June 30, 2004 totaled approximately $246,000.

(e)    Factoring agreement—Heller Financial

During June 2004, IMPCO Mexicano utilized an existing factoring agreement, with recourse, with Heller Financial (“Heller”) in which IMPCO Mexicano received proceeds of approximately 8.8 million Mexican pesos ($764,000 at June 30, 2004). This transaction is accounted for as a secured financing arrangement in which IMPCO Mexicano is obligated to pay Heller $764,000 plus accrued interest at 4.53% per annum by October 2004 in the event that the factored accounts receivables are not settled.

(f)    Other finance loans

In April of 2004, the Company financed certain insurance policies through a third party lender with a maturity of nine months.

IMPCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands of dollars except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Numerator:
Net income (loss)	$(182)	$984	$269	$1,500

Denominator:
Denominator for basic earnings per share—weighted average number of shares	16,437	18,592	16,436	18,584
Effect of dilutive securities:
Employee stock options	—	705	52	859
Warrants	—	282	60	339
Shares held in trust	—	41	16	40

Dilutive potential common shares	16,437	19,620	16,564	19,822
Basic income (loss) per share:
Net income (loss)	$(0.01)	$0.05	$0.02	$0.08

Diluted income (loss) per share:
Net income (loss)	$(0.01)	$0.05	$0.02	$0.08

For the three and six months ended June 30, 2004, options to purchase 1,023,934 and 568,557 shares of common stock, respectively, were excluded from the computation of diluted net income per share, as the effect would be anti-dilutive. For the same periods, no warrants to purchase shares of common stock were excluded from the computation of diluted net income per share. For the three and six month periods ended June 30, 2003, options to purchase 2,458,985 and 2,406,354 shares of common stock, respectively, and 300,000 warrants to acquire shares of common stock, respectively, were excluded from the computation of diluted net income per share, as the effect would be anti-dilutive.

IMPCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 123, as amended by SFAS No. 148, requires pro forma information regarding net income and net income per share to be disclosed for new options granted after fiscal year 1996. The fair value of these options was determined at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	89.3%	83.3%	81.7%	83.3%
Risk free interest rate	2.9%	4.0%	3.4%	4.0%
Expected life of the option (years)	10.0	6.0	10.0	6.0

The estimated fair value of the options is amortized to expense over the options’ vesting period for pro forma disclosures. The per share “pro forma” for the effects of SFAS No. 123, as amended by SFAS 148, is not indicative of the effects on reported net income/loss for future years. The Company’s “reported” and “pro forma” information for the three and six months ended June 30, 2003 and June 30, 2004 are as follows (in thousands of dollars except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Income (loss) as reported	$(182)	$984	$269	$1,500
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related taxes	(503)	(425)	(1,006)	(1,014)

Proforma net income (loss)	$(685)	$559	$(737)	$486

Basic earnings (loss) per share:
Net income (loss) as reported	$(0.01)	$0.05	$0.02	$0.08

Proforma income (loss)	$(0.04)	$0.03	$(0.04)	$0.03

Diluted earnings (loss) per share:
Net income (loss) as reported	$(0.01)	$0.05	$0.02	$0.08

Proforma income (loss)	$(0.04)	$0.03	$(0.04)	$0.02

IMPCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Comprehensive Income

The components of comprehensive income for the three and six months ended June 30, 2003 and 2004 are as follows (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net income (loss)	$(182)	$984	$269	$1,500
Foreign currency translation adjustment	1,113	(1,109)	1,711	(985)
Unrealized gain (loss) on marketable security available-for-sale	(2)	—	1	—

Comprehensive income (loss)	$929	$(125)	$1,981	$515

5.    Business Segment Information

The Company classifies its business into two operating segments: United States Operations (“U.S. Operations”) and International Operations U.S. Operations sells products, including complete certified engines, fuel systems, parts and conversion systems, for applications in the transportation and industrial markets. International Operations in Australia, Europe, Japan, India, and Mexico provide distribution for the Company’s products, predominantly from U.S. Operations and some product assembly.

The Company recognizes revenue for product sales when title is transferred or when the earnings process is otherwise complete, ordinarily when product is shipped, and when management is reasonably assured of collectibility. Corporate expenses represent a sub-category of selling, general and administrative expense. Intersegment eliminations are primarily the result of intercompany sales from U.S. Operations to International Operations. End markets for the Company’s products include the transportation and industrial markets, which includes the material handling and power generation industries.

The Company expenses all research and development when incurred. Research and development expense includes both contract-funded research and development and Company sponsored research and development.

IMPCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net revenue and operating income for the Company’s business segments for the three and six months ended June 30, 2003 and 2004 are as follows (in thousands of dollars):

	Revenues Three Months Ended June 30,		Revenues Six Months Ended June 30,
	2003	2004	2003	2004
U.S. Operations	$12,590	$25,473	$26,793	$48,265
International Operations	9,462	10,255	19,125	19,707
Corporate Expenses (1)	—	—	—	—
Intersegment Elimination	(3,712)	(3,250)	(8,006)	(6,891)

Total	$18,340	$32,478	$37,912	$61,081

	Operating Income Three Months Ended June 30,		Operating Income Six Months Ended June 30,
	2003	2004	2003	2004
U.S. Operations	$1,526	$4,079	$3,694	$7,006
International Operations	925	1,015	1,486	2,289
Corporate Expenses (1)	(1,459)	(1,717)	(2,991)	(3,392)
Intersegment Elimination	60	(407)	4	(502)

Total	$1,052	$2,970	$2,193	$5,401

(1)	Represents corporate expenses not allocated to any of the operating segments.

6.    Income Taxes

Income taxes for the three months ended June 30, 2004 were computed using the effective tax rate estimated to be applicable for the full fiscal year without giving effect to any change with respect to the valuation allowance on deferred income taxes. The effective tax rate and amount of the valuation allowance are subject to ongoing review and evaluation by management.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. The Company believes, based on its history of prior operating earnings, its completed spin-off of Quantum and its expectations of future earnings, that operating income of the Company will more likely than not be sufficient to recognize fully these net deferred tax assets. In December 2002, the Company recognized a $24.0 million valuation allowance based on the weight of available evidence that a portion of these deferred tax assets would not be realized within the next three years, notwithstanding that some of these

IMPCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets may have longer lives under applicable tax laws. In December 2003, the valuation allowance was increased by $2.5 million to $26.5 million attributable to the increase in deferred tax assets, primarily due to the increase of net operating loss carryforwards. At December 31, 2003 and June 30, 2004, the total amounts recognized as net deferred tax assets on the consolidated balance sheets were $9.8 million and $9.5 million, respectively, which was net of valuation allowances of $26.5 million, respectively.

7.    Business Acquisition

On October 3, 2002, the Company entered into an option agreement with the equity holders of B.R.C. Societá a Responsabilitá Limitata (“BRC”) under which the Company was granted an option to acquire a 50% ownership interest in BRC of Italy for approximately $23.8 million, which included the issuance of approximately 2.3 million shares of Company common stock (which the parties acknowledged and agreed were valued at $10.0 million). The Company announced on May 8, 2003 that the purchase of 50% of BRC was completed pending a $7.0 million payment that represented the deferred portion of the purchase price due on June 30, 2003. On July 22, 2003, in conjunction with the refinancing of the Company, the deferred payment of $7.0 million was paid to the equity holders of BRC consequently completing the 50% acquisition of BRC. As of December 31, 2003, the Company had incurred acquisition costs of approximately $24.7 million, which is shown on the consolidated balance sheet as part of investment in affiliates. The Company uses the equity method of accounting to recognize the investment in and the results of BRC in the Company’s consolidated results. The unaudited condensed balance sheet for BRC as of June 30, 2004 follows (in thousands of dollars):

June 30, 2004
(Unaudited)
Current assets	$33,153
Long-term assets	8,300

Total Assets	$41,453

Current liabilities	$15,109
Long-term liabilities	3,893
Shareholders’ equity	22,451

Total liabilities and shareholders’ equity	$41,453

For the six months ended June 30, 2003 and 2004, unaudited revenues were $21.5 million and $23.6 million, respectively. Net income for the same periods was a loss of $0.1 million and an income of $1.1 million, respectively.

IMPCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Since 2002, BRC has leased buildings from IMCOS2, S.r.l., a company controlled by Mr. Costamagna, for €450,000 in 2003.

8.    Stockholders’ Equity

In February 2003, the Board of Directors adopted the 2003 Stock Incentive Plan (“Plan”), which was approved by the stockholders at the Annual Meeting of Stockholders held on June 12, 2003. The Plan provides for the issuance of stock options initially covering up to 800,000 shares of the common stock of the Company. As of June 30, 2004, none of these options have been exercised and none of the underlying shares of common stock have been issued.

On March 28, 2003, the Company granted 200,000 warrants to purchase common stock at a price of $2.51, 120% over market price, in connection with an $8.0 million standby loan commitment from a director that expired May 31, 2003 and subsequently was extended to July 31, 2003. The warrants expire on March 28, 2007. The commitment was not exercised and was terminated on July 31, 2003. During 2003, the Company utilized the Black-Scholes model to determine the fair value of the warrants of approximately $0.3 million and recognized the entire amount as interest expense during 2003.

On April 14, 2003, the Company issued warrants, fully vested with a five-year expiration period, to lenders to acquire 305,000 shares of IMPCO common stock at a price 120% in excess of the then-current market price of $2.05 in connection with bridge loans totaling approximately $3.1 million. The loans were repaid in full by December 2003. During 2003, the Company utilized the Black-Scholes model to determine the fair value of the warrants of

IMPCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $0.4 million and recognized the entire amount as interest expense during 2003.

On July 21, 2003, the Company granted 500,000 warrants to Bison to acquire common stock of the Company at a price of $2.00 in connection with the senior subordinated secured promissory note with Bison in the amount of $20.0 million due in July 2007. The warrants were fully exercised during September 2003 and the corresponding number of shares of common stock is included in the number of shares outstanding as of June 30, 2004. In July 2003, the Company recognized the fair value of the warrants totaling approximately $2.6 million as part of additional paid in capital on the condensed consolidated balance sheets and has amortized as part of interest expense on a ratable basis over the four-year term of the loan approximately $0 and $160,000 for the three months ended June 30, 2003 and 2004, respectively. For the six month periods ending June 30, 2003 and 2004, the amounts recognized as interest expense were $0 and $320,000, respectively.

9.    Warranty

Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience. Changes in the Company’s product warranty liability during the three months ended June 30, 2004 are as follows (in thousands of dollars):

Warranty reserve for the three months ended:	Balance at the Beginning of Period	New warranties Issued	Warranties Settled	Balance at the End of Period
June 30, 2003	420	16	(2)	434
June 30, 2004	591	76	(4)	663

Warranty reserve for the six months ended:
June 30, 2003	452	40	(58)	434
June 30, 2004	674	51	(62)	663

IMPCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Related Party Transactions

In September 2001, the Company loaned an officer of the Company $175,000. The loan bears interest at a rate of 9% per annum and became due and payable on July 31, 2002. The amount outstanding at June 30, 2004 was approximately $216,000. The Company is negotiating with this officer to recover the amounts due under the loan.

On June 30, 2003, the 10% minority holder of IMPCO Mexicano exercised his put option for $0.5 million. The Company entered into an agreement whereby a Company director agreed to purchase the 10% interest for $0.5 million and would allow the Company to repurchase the 10% interest at cost. In December 2003, the Company paid the director $0.5 million, plus accrued interest of approximately $50,000, for his 10% interest and the Company owns 100% of IMPCO Mexicano.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Quarterly Report on Form 10-Q, particularly including Management’s Discussion and Analysis of Financial Condition and Results of Operations that follows, contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are not historical facts but rather are forecasts or predictions based on current expectations, estimates and projections about our industry, our beliefs and assumptions. We use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of these words and similar expressions in part to help identify forward-looking statements. These statements are not guarantees of future performance or promises of specific courses of action and instead are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed in the forward-looking statements. These risks and uncertainties include, but are not limited to, the following: we are highly leveraged and are operating under waivers of covenant defaults under certain of our debt obligations, and if we remain in default or are unable to obtain continuing waivers, our lenders may foreclose our assets; our leverage creates interest expense that makes it difficult for us to reinvest our earnings into future growth. Further risk factors include the fact that we have a significant deferred tax asset on our balance sheet, some or all of which may be unrecognizable and which may give ruse to further valuation adjustments; we may be unable to raise additional capital necessary to fund our operations and capitalize on market opportunities; our business depends on the growth of the alternative fuel market, particularly in international markets; our 2002 spin-off of Quantum Fuel Systems Technologies Worldwide, Inc. (“Quantum”) is subject to tax risks for us and our stockholders, including restrictions on our issuance of equity securities in order to maintain the tax-free status of the spin-off; we face significant competition, which could decrease our revenue and market share; we face risks of operating internationally, including potential foreign currency exposure, difficulty and expense of complying with foreign laws and regulations and political instability; new technologies could render our products obsolete; we may be unable to adequately protect our intellectual property rights; we depend on third-party suppliers to supply materials and components for our products; we may be subject to increased warranty claims due to lengthened warranty periods being offered by our OEM customers; the market for our products could be adversely affected by changes in environmental and other policies and regulations; we may be subject to litigation if our stock price is volatile; and changes in general economic conditions could materially affect our results of operations. This list of factors is not intended to be exhaustive. Readers also should refer to the factors set forth from time to time in our

SEC reports, including but not limited to, those set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of this Quarterly Report on Form 10-Q.

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

We classify our business into two business segments: U.S. Operations and International Operations. Our U.S. Operations division sells products, including complete certified engines, parts and conversion systems, for applications in the transportation, material handling, stationary and portable power generator and general industrial markets. Our International Operations division in Australia, Europe, India, Japan, China and Mexico provides distribution for our products, predominantly from U.S. Operations, and some product assembly on engines.

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

Net revenue for the three months ended June 30, 2004 increased by approximately $14.1 million, or 77.1%, from $18.3 million to $32.5 million. Net income increased from a loss of $0.2 million, or $0.01 loss per share, to a profit of approximately $1.0 million, or $0.05 income per share. The increase in revenue and net income is attributed to the launch of our certified engine systems product line during the fourth quarter of 2003 and has significantly impacted our financial results for the first six months of 2004.

Net revenue for the six months ended June 30, 2004 increased by approximately $23.2 million, or 61%, to $61.1 million from $37.9 million for the same period of 2003. Net income for the six months ended June 30, 2004 was $1.5 million, or $0.08 per share as compared to $0.3 or $0.02 per share for the same period ended June 30, 2003, representing an increase of $1.2 million, or 458%. We attribute the increase in revenue to deliveries of our certified complete engine systems in response to new federal regulations requiring that certain “off-road” vehicles meet new and more stringent emissions standards.

Recent Developments

Business Acquisition.    On October 3, 2002, we entered into an option agreement with the equity holders of B.R.C. Societá a Responsabilitá Limitata (“BRC”) under which we were granted an option to acquire a 50% ownership interest in BRC for approximately $23.8 million, which included the issuance of approximately 2.3 million shares of our common stock (which the parties acknowledged and agreed were valued at $10.0 million). We announced on May 8, 2003 that the purchase of 50% of BRC was completed pending a $7.0 million payment that represented a deferred portion of the purchase price due on June 30, 2003. On July 22, 2003, in conjunction with the refinancing of our Company, the deferred payment of $7.0 million was paid to the equity holders of BRC consequently completing the 50% acquisition of BRC. As of December 31, 2003, we incurred acquisition costs of approximately $24.6 million and are shown on the consolidated balance sheet as part of investment in affiliates. We use the equity method of accounting to recognize the investment in and the results of BRC in our consolidated financial results. The unaudited condensed balance sheet for BRC as of June 30, 2004 follows (in thousands of dollars):

June 30, 2004
(Unaudited)
Current assets	$33,153
Long-term assets	8,300

Total Assets	$41,453

Current liabilities	$15,109
Long-term liabilities	3,893
Shareholders’ equity	22,451

Total liabilities and shareholders’ equity	$41,453

For the six months ended June 30, 2003 and 2004, unaudited revenues were $21.5 million and $23.6 million, respectively. Net income for the same periods was a loss of $0.1 million and an income of $1.1 million, respectively.

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

At December 31, 2003 and at June 30, 2004, we were in default on the LaSalle loan for not meeting certain financial measurement covenants at the end of the fourth quarter of 2003. The company obtained waivers of its covenants at December 31,2003 and at June 30, 2004. We are currently paying a default rate of interest that is equal to 6%.

At December 31, 2003 and at June 30, 2004, we were in default on the Bison loan for not meeting certain financial measurement covenants at the end of the fourth quarter of 2003 and at April 30, 2004. We obtained waivers of these covenants at December 31, 2003 and at June 30, 2004, respectively, and negotiated certain covenant amendments for the remainder of 2004. We paid the default rate of interest for the first quarter of 2004 (14.25%, which amounts to 3% over the stated rate) in cash amounting to $150,000. The default rate of interest thereafter will be paid in kind and increase 150 basis points each quarter (up to a maximum of 18.75% per annum) as long as we do not meet the covenants established at the inception of the loan. As of June 30, 2004, we were in compliance with revised covenant amendments as contained in the amended agreement, dated March 12, 2004.

Equity Offering.    On December 19, 2003, we sold 1,500,000 shares of common stock to certain institutional investors at $6.40 per share, yielding net proceeds of approximately $9.0 million after discounts and commissions. The offering was conducted as a private placement under Section 4(2) of the Securities Act and rule 506 as promulgated thereunder. The proceeds were used to retire short-term debt and for working capital.

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

Results of Operations

Net revenue and operating income for our business for the three and six months ended June 30, 2003 and 2004 are as follows (in thousands of dollars):

	Revenues Three Months Ended June 30,		Revenues Six Months Ended June 30,
	2003	2004	2003	2004
U.S. Operations	$12,590	$25,473	$26,793	$48,265
International Operations	9,462	10,255	19,125	19,707
Corporate Expenses (1)	—	—	—	—
Intersegment Elimination	(3,712)	(3,250)	(8,006)	(6,891)

Total	$18,340	$32,478	$37,912	$61,081

	Operating Income Three Months Ended June 30,		Operating Income Six Months Ended June 30,
	2003	2004	2003	2004
U.S. Operations	$1,526	$4,079	$3,694	$7,006
International Operations	925	1,015	1,486	2,289
Corporate Expenses (1)	(1,459)	(1,717)	(2,991)	(3,392)
Intersegment Elimination	60	(407)	4	(502)

Total	$1,052	$2,970	$2,193	$5,401

(1)	Represents corporate expenses not allocated to any of the operating segments.

Net revenue increased approximately $14.1 million, or 77.1%, to $32.5 million in the second quarter of 2004 from $18.3 million in the second quarter of 2003. The second quarter 2004 increase was due to a $15.2 million increase in net sales of our products to the industrial market partially offset by a $1.1 million decline in net sales of our products to the transportation market. The $15.2 million increase in revenue in the industrial market was attributed to the initial shipments of our new fuel systems and certified engines. The new products including certified engine packages and fuel systems are in response to new federal regulations, effective January 1, 2004, that require that certain “off-road” vehicles and industrial applications meet more stringent exhaust emissions standards. Net revenue for the six months ended June 30, 2004 increased $23.2 million, or 61.1%, to $61.1 million from $37.9 million for the six months ended June 30, 2003. This increase is also attributed to the new deliveries of certified engine packages and fuel systems.

Operating income increased during the first quarter of 2004 by approximately $1.9 million, or 179.2%, from a $1.1 million profit in the second quarter of 2003 to $2.9 million profit in the second quarter of 2004. The increase in operating income was associated primarily with an increase in gross margin of $2.6 million attributable primarily to the revenue increase of $14.1 million offset by a $0.7 million increase in operating expenses.

Operating income also increased during the six months ended June 30, 2004 by approximately $3.2 million, or 144.8%, from a $2.2 million profit in the first half of 2003 to $5.4 million profit in the first half of 2004. The increase in operating income was associated primarily with an increase in gross margin of $3.6 million attributable primarily to the revenue increase of $23.2 million offset by a $0.4 million increase in operating expenses.

U.S. Operations Division.    For the three months ended June 30, 2004, revenue increased by approximately $12.9 million to $25.5 million, or 102.3%, as compared to the same period in the prior year. The increase in sales during the second quarter of 2004 was due primarily to a $13.3 million increase in the industrial market offset by $0.4 million decrease in the transportation market. The increase in revenues to the industrial market is directly related to the EPA regulations that became effective in January 2004 imposing more stringent emissions requirements on certain “off-road” vehicles. We anticipate that fiscal year 2004 will result in a significantly higher revenue level than fiscal year 2003.

For the six months ended June 30, 2004, revenue increased by approximately $21.5 million to $48.3 million, or 80.1%, as compared to the same period in the prior year. The increase in sales during the second quarter of 2004 was due primarily to a $23.4 million increase in the industrial market, offset by $1.9 million decrease in the transportation market. Management attributes this increase in sales activity to the launch of the certified engine product line in the fourth quarter of 2003.

Gross profit for the three and six months ended June 30, 2004 was $5.8 million and $10.5 million, respectively, or $2.7 million and $3.4 million greater than the corresponding periods of 2003, respectively. These increases are attributable to higher sales volumes of $25.5 million and $48.3 million, respectively, as compared to the same periods of 2003.

For the three months ended June 30, 2004, operating income increased by more than $2.5 million, or 165.2%, as compared to the same period in the prior fiscal year. The increase resulted largely from $12.9 million in higher revenues offset by an increase of $0.2 million in operating expenses.

For the six months ended June 30, 2004, operating income increased by more than $3.3 million, or 88.8%, as compared to the same period in the prior fiscal year. The increase resulted primarily from $21.5 million in higher revenues, offset by an increase of $0.1 million in operating expenses.

International Operations.    For the three months ended June 30, 2004, revenue increased by approximately $0.8 million, or 8.4%, as compared to the same period in the prior year to $10.3 million. The increase in sales during the second quarter of 2004 was caused by a $1.5 million increase in the industrial market offset by a $0.7 million revenue decline in the transportation market. Revenue performance in the European industrial market was stronger than expected and the transportation segment in Mexico was less than expected. For the six months ended June 30, 2004, revenue increased by approximately $0.6 million, or 3.0%, as compared to the same period in the prior year to $19.7 million. The increase in sales during the first quarter of 2004 was caused by a $3.1 million increase in the industrial market, offset by a $2.5 million revenue decline in the transportation market.

Gross profit for the three and six months ended June 30, 2004 was $3.2 million and $6.1 million, respectively, or $0.4 million and $0.7 million greater than the corresponding periods of 2003, respectively. The $0.4 million increase in gross profit for the three months ended June 30, 2004 was attributed to increased revenues of $0.8 million and a favorable change in product mix. The $0.7 million increase in gross profit for the six months ended June 30, 2004 was attributed to increased revenues of $0.6 million and a favorable change in product mix.

For the three months ended June 30, 2004, operating income increased by more than $0.1 million, or 9.8%, as compared to the same period in the prior fiscal year. The increase was mainly due to $0.4 million increase in gross profit offset by a $0.3 million increase in operating expenses.

For the six months ended June 30, 2004, operating income increased by more than $0.8 million, or 54.0%, as compared to the same period in the prior fiscal year. The increase was mainly due to $0.7 million in higher gross profit and a reduction in operating expenses of $0.1 million.

Corporate Expenses.    Corporate expenses consist of general and administrative expenses at the corporate level to support our operating segments in areas such as executive management, finance, human resources, management information systems, legal services and investor relations. Corporate expenses for the three months ended June 30, 2004 were $1.7 million or $0.3 million higher than the same period of fiscal year 2003, owing in part to increased securities compliance costs associated with the Sarbanes-Oxley Act and related regulations. For the six months ended June 30, 2004, corporate expenses were $3.4 million or $0.5 million greater than expenses recorded during the corresponding period of the prior year. Higher operating expenses included higher depreciation expense in connection with recently implemented information systems, additional travel and outside services costs.

Interest Expense.    Net interest expense for the three months ended June 30, 2004 was approximately $1.5 million compared to net interest expense of approximately $1.0 million for the corresponding period of 2003, or an increase of $0.5 million, or 46.6%. For the six months ended June 30, 2004, interest expense was $2.7 million, or $1.4 million greater than interest expense recorded in the corresponding period of 2003. These increases are attributed to the carrying value of our debt increasing from approximately $16.0 million at June 30, 2003 to approximately $27.8 million at June 30, 2004. In July 2003, we replaced the Bank of America debt with the LaSalle senior debt of $12.0 million and the subordinated Bison debt for $20.0 million. Interest costs for the first six months of 2004 for the Bison and the LaSalle loans were approximately $2.4 million and $0.3 million, respectively. In connection with our fourth quarter 2003 defaults with both loan agreements of certain financial covenant measurements, we have been paying a default rate of interest for both loans at a rate of 3% per annum over the stated rate of 11.25% for the Bison loan up to a maximum of 18.75% until our performance meets the original Bison covenants, and 2% over the La Salle prime until the La Salle covenants are renegotiated. We can offer no assurances that the covenants can be renegotiated or that continuing waivers of covenant defaults will be forthcoming. At June 30, 2004, the default interest rates applicable to the Bison and La Salle loans were 15.75% and 6%, respectively.

Income in Unconsolidated Affiliates.    On July 22, 2003, we completed the 50% acquisition of BRC and we use the equity method of accounting for reporting our share of the unconsolidated results of BRC into our consolidated financial results. We recorded a benefit of approximately $0.4 million in the second quarter of 2004 corresponding to our share of BRC net income for the quarter. For the six months ended June 30, 2004, we recognized a benefit of approximately $0.5 million primarily associated with BRC. In addition, we recognized depreciation expense during the three and six month periods ended June 30, 2004 of approximately $0.1 million and $0.2 million, respectively, associated with our share of the excess of the fair value of the assets acquired and liabilities assumed over the carrying value of BRC at the time of our acquisition of BRC according to the purchase method of accounting for business combinations.

Provision For Income Taxes.    During 2002, we established a $24.0 million valuation allowance for deferred taxes on the basis that we believed that it is more likely than not that a portion of our deferred tax asset will not be realized and established a valuation allowance for those assets that are not likely to be utilized over the next three years. During 2003, we increased the valuation allowance to $26.5 million and recognized no tax benefit for the pretax losses for the domestic business. For the three month period ended June 30, 2004, a consolidated tax provision of approximately $0.6 million was recognized resulting in an effective tax rate of 39.6%. For the six month period ended June 30, 2004, the valuation allowance for deferred taxes remained unchanged at $26.5 million.

Liquidity and Capital Resources.

Our ongoing operations are funded by cash generated from operations, debt financings and sales of our equity securities. In addition, these sources of cash provide for capital expenditures and research and development, as well as to invest in and operate our existing operations and prospective new lines of business.

As of June 30, 2004, our cash and cash equivalents totaled approximately $5.4 million, compared to cash and cash equivalents of approximately $9.5 million at December 31, 2003. During July 2003, we entered into an asset-based lending facility with a maximum credit limit of $12.0 million with LaSalle Business Credit, LLC and a senior subordinated secured note for $20.0 million with Bison Capital Structured Equity Partners, LLC. The proceeds from the debt facilities were used to pay off approximately $11.3 million Bank of America debt, to finance the deferred $7.0 million payment to complete the BRC acquisition and to provide additional working capital.

Advances made under the LaSalle asset-based credit facility are based on a percentage of eligible inventory and accounts receivable balances. This line of credit has an initial three-year term and bears interest at prime plus 1%. There is no assurance that we will be able to consistently borrow the maximum amount under the line of credit of $12.0 million, presently, or over the term of the facility. The lender has a security interest in substantially all the U.S. assets of the Company. The senior subordinated secured note of $20.0 million has a four-year term and bears a fixed interest rate of 11.25%. The proceeds from the loan were approximately $17.3 million. The discount amount of $2.7 million is accounted for as a loan discount and is amortized to interest expense over the term of the loan. The Bison note is secured by the foreign assets of the Company. As of June 30, 2004 approximately $18.1 million and $7.9 million were outstanding, net of loan discount, under the Bison and LaSalle facilities, respectively. As of June 30, 2004, there was approximately $3.9 million of unused availability under the LaSalle facility.

At December 31, 2003 and at June 30, 2004, we were in default on the LaSalle loan for not meeting certain financial measurement covenants at the end of the fourth quarter of 2003. The company obtained waivers of its covenants at December 31, 2003 and June 30, 2004. We are currently renegotiating revised financial covenants to reflect more current estimates of future financial performance.

At December 31, 2003 and at June 30, 2004, we were in default on the Bison loan for not meeting certain financial measurement covenants at the end of the fourth quarter of 2003 and at April 30, 2004. We obtained waivers of its covenants at December 31,2003 and June 30, 2004, and certain covenant amendments for the remainder of 2004. We paid the default rate of interest for the first quarter of 2004 (3% over the stated rate) in cash amounting to $150,000. The default rate of interest thereafter will be paid-in-kind and increase 150 basis points each quarter (up to a maximum of 18.75% per annum) as long as we do not perform up to the covenants established at the inception of the loan. As of June 30, 2004, we are in compliance with the revised covenant amendment, as contained in the amended agreement, dated March 12, 2004.

The Bison and LaSalle loans created substantial additional long-term debt, which has significantly increased our financial leverage. Interest costs over the next year are expected to be higher than in prior years. The Bison and LaSalle notes have loan terms of four and three years, respectively. Under the Bison agreement, we are obligated to pay off the note in July 2007 in the amount of $20.0 million plus any accrued and unpaid interest costs. Under the LaSalle agreement, which matures in July 2006, we will be obligated to repay the outstanding principal and interest balance under the revolving line of credit.

During June 2004, our Mexican subsidiary utilized an existing factoring agreement, with recourse, with Heller Financial in which we received proceeds of approximately $0.8 million. We accounted for this transaction as a secured financing agreement in which we are obligated to repay Heller Financial $0.8 million plus accrued interest at a rate of 4.53% per annum by October 2004 in the event that the factored receivables are not settled.

Our ratio of current assets to current liabilities was 1.85:1.0 at June 30, 2004 and 2.0:1.0 at December 31, 2003. At June 30, 2004, our total working capital had increased by $1.1 million to $23.2 million from $22.1 million at December 31, 2003. Changes in current assets consists primarily of an $11.0 million increase in accounts receivable associated with the $23.2 million increases in revenue for the first six months of 2004 over the same period of 2003 offset by a decline of $4.1 million in cash. Changes in current liabilities consist of increases in accounts payable and lines of credit of $2.0 million and $3.4 million, respectively.

Net cash used by operating activities for the six months ended June 30, 2004 was $7.5 million, compared to $3.7 million provided by operations for the six months ended June 30, 2003. The cash flow used by operating activities for the six months ended June 30, 2004 of $7.5 million resulted primarily from net income of $1.5 million, adjusted for non-cash charges against income for depreciation and amortization of $1.9 million and $0.3 million related to the Bison loan for interest paid in kind, and partially offset by minority interests in consolidated earnings of subsidiaries of $0.6 million and by our share in income of unconsolidated affiliates of $0.6 million. Changes in working capital that affected cash flows were an increase of accounts payable that resulted in a positive cash flow of $2.0 million offset partially by negative cash flows of $11.0 and $1.0 million associated with increases of accounts receivable and other assets, respectively. For the six months ended June 30, 2003, cash provided by operating activities was $3.7 million consisting of net income of $0.3 million, adjusted favorably for non-cash charges for minority interest in consolidated subsidiaries of $0.3 million and depreciation expense of $1.4 million. Working capital changes that negatively affected cash were increases in inventory, accounts receivable and other assets totaling $3.4 million offset by positive effects on cash flow totaling $5.1 million for increases in accounts payable and accrued expenses.

Net cash used in investing activities in the six months ended June 30, 2004 was $0.4 million, a decrease of $5.4 million from the six months ended June 30, 2003. During the first six months of 2003, we invested $4.8 million in the acquisition of BRC and $1.1 million in the purchase of capital equipment.

Net cash provided by financing activities for the six months ended June 30, 2004 was $4.5 million or an increase of $2.3 million from $2.2 million used in financing activities in the six months ended June 30, 2003. This increase was due primarily to the $3.4 million increase during the first quarter of 2004 of borrowings under the LaSalle and Heller lines of credit, miscellaneous loan proceeds of $0.8 for insurance premiums, and proceeds of $0.4 million from the exercise of stock options. During the second quarter of 2004, we paid off the HSBC loan for $0.6 million and realized a reduction of restricted cash of the same amount. During the same period of 2003, cash provided by financing activities totaling $2.2 million consisted primarily of the proceeds from bridge loans totaling $3.1 million and $0.6 million proceeds for insurance premiums partially offset by $1.9 million in payments made to Bank of America under the financing arrangements in effect until July 2003.

For the six months ended June 30, 2004, net cash decreased by $4.1 million after the adverse effect of translation adjustments of $0.7 million. For the six months ended June 30, 2003, the net cash increased by $1.0 million after the effect of a favorable $0.9 million attributed to foreign currency translation adjustments.

Our subsidiary in the Netherlands has a €2.3 million credit facility with Fortis Bank. At June 30, 2004, there was no outstanding balance under this credit facility.

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

Should we be unable to obtain waivers or amendments, we believe that our current cash balances, available cash drawn from our subsidiaries, other financing alternatives, our history of being able to raise equity, cost reductions, and our ability to obtain bridge loans will result in adequate liquidity to continue operations through June 30, 2005.

Contractual Obligations

The following table contains supplemental information regarding total contractual obligations as of June 30, 2004. The capital lease obligations are undiscounted and represent total minimum lease payments.

	Payments Due by Period
Contractual Obligations	Total	Less than One Year	2-3 Years	4-5 Years	More Than 5 Years
Revolving lines of credit	$8,656	$764	$7,892	$—	$—
Term loans payable	20,325	—	—	20,325	—
Notes payable	246	—	246	—	—
Capital lease obligations	80	47	33	—	—
Operating lease obligations	5,217	1,422	1,219	1,001	1,575
Other and miscellaneous	3,263	1,663	1,342	258	—

Totals	$37,787	$3,896	$10,732	$21,584	$1,575

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

We are highly leveraged and have significant debt service obligations. As of June 30, 2004, we had aggregate outstanding indebtedness of $38.8 million and total stockholders’ equity of $58.0 million.

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

•

We are currently operating under waivers of financial covenants in both the Bison and LaSalle agreements relating to our EBITDA Covenants, Leverage Ratio Covenant, Fixed Charge Covenant, and not-to-exceed covenants for intercompany balances. These waivers relate to non-compliance as of December 31, 2003 and in Bison’s case extending to December 31, 2004. At April 30, 2004 we were not in compliance with a covenant in the Bison loan restricting to $500,000 the maximum intercompany accounts receivable owed to IMPCO. We cured that condition of default in May 2004 and have obtained a waiver of the prior covenant default. The events of default under these loans will cause our applicable interest rates to increase as long as the default circumstances continue unless we are successful in renegotiating amendments to these covenants. The LaSalle loan increases the interest rate to prime plus 2%, which was equal to 6% at June 30, 2004. Under the Bison loan, the applicable interest rate increased at January 1, 2004 by the default rate of interest of 3% to 14.25% and may increase additionally by 1.5% per quarter up to a maximum of 4.5% during 2004, or until we can perform to the covenants set forth in the original agreement. At June 30, 2004, the default rate of interest was 15.75%. We are also seeking to revise our financial covenants in both loans to reflect more current estimates of future financial performance. However, we cannot assure readers that the lenders will agree to amend our financial covenants or grant further or continuing waivers in the future. If we cannot obtain the necessary waivers or amendments, or return to compliance with these and all other loan covenants, lenders may accelerate our debt, foreclose on our assets, or take other legal actions against us which, alone or in the aggregate, may have a material adverse effect on our business.

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

The results and financial condition of our international operations are affected by changes in exchange rates between certain foreign currencies and the U.S. Dollar. Our exposure to fluctuations in currency exchange rates has increased as a result of the growth of our international subsidiaries. The functional currency for all of our international subsidiaries is the local currency of the subsidiary. An increase in the value of the U.S. Dollar increases costs incurred by the subsidiaries because most of our international subsidiaries’ inventory purchases are U.S. Dollar denominated. We monitor this risk and attempt to minimize the exposure through forward currency contracts and the management of cash disbursements in local currencies. At June 30, 2004, we had no currency forward contracts outstanding.

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

FIN 46 provides guidance for determining whether an entity qualifies as a variable interest entity (“VIE”) by considering, among other considerations, whether the entity lacks sufficient equity or its equity holders lack adequate decision-making ability. If the entity does not qualify as a VIE, then the consolidation criteria is based on previously established accounting standards. Qualifying VIEs are covered by FIN 46 and are individually evaluated for consolidation based on their variable interests. FIN 46 requires consideration and estimates of a significant number of possible future outcomes of the VIE as well as the probability of each outcome occurring. Based on the allocation of possible outcomes, a calculation is performed to determine which party, if any, has a majority of potential negative outcomes (expected losses) or a majority of the potential positive outcomes (expected residual returns), with an emphasis on negative outcomes. That party, if any, is the primary beneficiary and is required to consolidate the VIE. We have evaluated the potential impact of FIN 46 as of June 30, 2004 and have concluded that there is no impact on our consolidated financial statements.

In December 2003, the FASB issued Interpretation No. 46 (R), Consolidation of Variable Interest Entities, which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to financial statements to be issued by the Company after 2002; however, disclosures are required currently if we expect to consolidate any variable interest entities.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (“SAB No. 104”), “Revenue Recognition,” which codifies, revises and rescinds certain sections of SAB No. 101, “Revenue Recognition,” in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company’s consolidated results of operations, consolidated financial position or consolidated cash flows.

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

(d) Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Stockholders was held on May 13, 2004.

(b) The stockholders voted to elect the following nominees as directors for a three-year term:

Nominee	Votes for	Votes Withheld
Robert M. Stemmler	13,194,629	1,385,722
John R. Jacobs	13,951,951	628,400

(c) The proposal to adopt and approve the 2004 Stock Incentive Plan received the following votes:

For	6,221,162
Against	2,510,104
Abstain	53,428
Broker non-votes	5,795,657

Item 5.	Other Information

(a) None

(b) There have been no material changes in the procedures for shareholders to nominate directors to the board.

Item 6.	Exhibits and Reports on Form 8-K

(a)  Exhibits:

The following documents are filed as exhibits to this Quarterly Report:

10.70	Employment Agreement for Robert M. Stemmer, dated April 1, 2004

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished with this report in accordance with SEC Rel. No. 33-8238 (June 5, 2003))

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished with this report in accordance with SEC Rel. No. 33-8238 (June 5, 2003))

(b)  Reports on Form 8-K.

On May 5, 2004, the Company filed a Form 8-K reporting the financial results of the Company for the three months ended March 31, 2004.

On July 16, the Company filed a Form 8-K reporting the resignation of Ernst & Young LLP as the Company’s independent auditors and the engagement of BDO Seidman, LLP as new independent auditors for the Company.

On August 5, 2004, the Company filed a Form 8-K reporting the financial results of the Company for the three months ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

IMPCO TECHNOLOGIES, INC.

Date: August 9, 2004	By:	/s/ NICKOLAI A. GERDE
Nickolai A. Gerde Chief Financial Officer and Treasurer [Authorized Signatory]