Form 10-Q
period 2004-09-30
IMPCO TECHNOLOGIES INC
filed 2004-11-09
CIK 790708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004,

or

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

Number of shares outstanding of each of the issuer’s classes of common stock, as of October 28, 2004:

18,616,649 shares of Common Stock, $.001 par value per share.

IMPCO TECHNOLOGIES, INC.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

IMPCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2003 and September 30, 2004

(In thousands of dollars)

	December 31, 2003	September 30, 2004
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,524	$6,781
Restricted cash	724	—
Accounts receivable, net	14,051	27,094
Inventories:
Raw materials and parts	9,347	10,220
Work-in-process	277	270
Finished goods	8,275	6,344

Total inventories, net	17,899	16,834
Deferred tax assets	283	129
Other current assets	1,648	2,145

Total current assets	44,129	52,983
Equipment and leasehold improvements:
Dies, molds and patterns	6,572	7,160
Machinery and equipment	7,792	7,967
Office furnishings and equipment	8,545	7,949
Automobiles and trucks	402	415
Leasehold improvements	3,597	3,667

	26,908	27,158
Less accumulated depreciation and amortization	18,589	19,282

Net equipment and leasehold improvements	8,319	7,876
Net goodwill and intangibles	10,106	9,901
Deferred tax assets, net	9,476	9,058
Investment in affiliates	25,500	26,532
Other assets	3,606	3,539

Total Assets	$101,136	$109,889

See accompanying notes to condensed consolidated financial statements.

IMPCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2003 and September 30, 2004

(In thousands of dollars)

	December 31, 2003	September 30, 2004
		(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,082	$10,241
Accrued payroll obligations	2,762	2,833
Other accrued expenses	4,195	4,423
Current revolving line of credit	5,238	9,943
Current maturities of long-term debt and capital leases	713	399

Total current liabilities	21,990	27,839
Term loans	17,617	18,968
Capital leases	95	164
Other liabilities	1,483	1,330
Minority interest	2,822	2,638
Stockholders’ equity:
Preferred stock, $.001 par value, authorized 500,000 shares; none issued and outstanding at December 31, 2003 and at September 30, 2004	—	—
Common stock, $.001 par value, authorized 100,000,000 shares 18,568,721 issued and outstanding at December 31, 2003 18,616,649 issued and outstanding at September 30, 2004	19	19
Additional paid-in capital	132,190	132,780
Shares held in treasury	(312)	(360)
Accumulated deficit	(74,993)	(72,994)
Accumulated other comprehensive income (loss)	225	(495)

Total stockholders’ equity	57,129	58,950

Total Liabilities and Stockholders’ Equity	$101,136	$109,889

See accompanying notes to condensed consolidated financial statements.

IMPCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three and nine months ended September 30, 2003 and 2004

(In thousands of dollars except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Revenue	$18,669	$30,064	$56,581	$91,146
Costs and expenses:
Cost of revenue	12,864	21,933	38,247	66,874
Research and development expense	911	1,189	2,693	3,190
Selling, general and administrative expense	4,482	4,542	13,036	13,279

Total costs and expenses	18,257	27,664	53,976	83,343
Operating income	412	2,400	2,605	7,803
Interest expense, net	1,552	1,504	2,808	4,163

Income (loss) from continuing operations before income taxes and equity share in income (loss) of unconsolidated affiliates	(1,140)	896	(203)	3,640
Equity share in (income) loss of unconsolidated affiliates	617	(435)	617	(718)
Income tax expense (benefit)	(703)	483	(328)	1,499

Income (loss) from continuing operations before minority interests	(1,054)	848	(492)	2,859
Minority interest in income of consolidated subsidiaries	185	343	478	853

Net income (loss)	$(1,239)	$505	$(970)	$2,006

Net income (loss) per share:

Basic:

Net income (loss)	$(0.08)	$0.03	$(0.06)	$0.11

Diluted:

Net income (loss)	$(0.08)	$0.03	$(0.06)	$0.10

Number of shares used in per share calculation:

Basic	16,459	18,617	16,443	18,595

Diluted	16,459	19,478	16,443	19,704

See accompanying notes to condensed consolidated financial statements.

IMPCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine months ended September 30, 2003 and 2004

(In thousands of dollars)

	Nine Months Ended September 30,
	2003	2004
Net cash provided (used) by operating activities	1,176	(6,461)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(1,685)	(1,099)
Business acquisition cost	(12,209)	(215)
Proceeds from sale of equipment	3	1

Net cash used in investing activities	(13,891)	(1,313)

Cash flows from financing activities:
Increase (decrease) in revolving line of credit	(1,501)	4,705
Payments on term loans	(6,953)	(1,169)
Proceeds from term loans	17,250	1,194
Proceeds from bridge loans	3,050	—
Payments of bridge loans	(950)	—
Payments of capital lease obligation	(409)	(50)
(Acquire) dispose common shares held in trust	14	(143)
Decrease in restricted cash	949	724
Proceeds from issuance of common stock	1,146	201

Net cash provided by financing activities	12,596	5,462
Net cash used by operations	(119)	(2,312)
Translation adjustment	1,144	(514)
Non-cash transaction from financing activities	—	83

Net increase (decrease) in cash and cash equivalents	1,025	(2,743)
Cash and cash equivalents at beginning of period	1,996	9,524

Cash and cash equivalents at end of period	$3,021	$6,781

See accompanying notes to condensed consolidated financial statements.

IMPCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

1.    Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and the results of operations, contained in the Company’s Annual Report on Form 10-K for the transition year ended December 31, 2003. The consolidated financial statements of IMPCO Technologies, Inc. (“IMPCO” or the “Company”) as of September 30, 2004 include the accounts of the Company and its majority-owned subsidiaries IMPCO-BERU Technologies B.V. (“IMPCO BV”) and Grupo I.M.P.C.O. Mexicano, S. de R.L. de C.V. (“IMPCO Mexicano”), its wholly-owned subsidiaries IMPCO Technologies, Pty. Limited (“IMPCO Pty”) and IMPCO Tech Japan K.K. (“IMPCO Japan”), and its majority-owned joint ventures Minda IMPCO Technologies Limited. The Company has a 40% interest in a joint venture, Minda IMPCO Limited, and uses the equity method for reporting the results of this entity. In July 2003, the Company purchased 50% of B.R.C. Societá Responsabilitá Limitata (“BRC”). The Company uses the equity method to recognize the assets and liabilities of BRC in the Company’s consolidated results. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the twelve months ended December 31, 2004, or for any future period.

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

FIN 46 provides guidance for determining whether an entity qualifies as a variable interest entity (“VIE”) by considering, among other considerations, whether the entity lacks sufficient equity or its equity holders lack adequate decision-making ability. If the entity does not qualify as a VIE, then the

IMPCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

consolidation criteria is based on previously established accounting standards. Qualifying VIEs are covered by FIN 46 and are individually evaluated for consolidation based on their variable interests. FIN 46 requires consideration and estimates of a significant number of possible future outcomes of the VIE as well as the probability of each outcome occurring. Based on the allocation of possible outcomes, a calculation is performed to determine which party, if any, has a majority of potential negative outcomes (expected losses) or a majority of the potential positive outcomes (expected residual returns), with an emphasis on negative outcomes. That party, if any, is the primary beneficiary and is required to consolidate the VIE. The Company has evaluated the potential effect of FIN 46 as of September 30, 2004 and there was no effect on its consolidated financial statements at adoption.

In December 2003, the FASB issued Interpretation No. 46 (R), Consolidation of Variable Interest Entities, which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to financial statements to be issued by the Company after 2002; however, disclosures are required currently if the Company expects to consolidate any variable interest entities.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (“SAB No. 104”), Revenue Recognition, which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company’s consolidated results of operations, consolidated financial position or consolidated statements of cash flows.

IMPCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

2.    Debt Payable

The Company’s debt payable is summarized as follows (in thousands of dollars):

	December 31, 2003	September 30, 2004
(a) Senior subordinated secured promissory note—Bison Capital Structured Equity Partners, LLC	17,483	18,530
(b) Revolving promissory note—LaSalle Business Credit, LLC	5,238	9,673
(c) Term loan—The Hong Kong and Shanghai Banking Corp. Ltd	598	—
(d) Minda Ltd. Term loans	134	438
(e) Factoring agreement—Heller Financial	—	270
(f) Other loans	72	399
Other capital leases	138	164

	$23,663	$29,474
Less: current portion	5,951	10,342

Non-current portion	$17,712	$19,132

(a)    Senior Subordinated Secured Promissory Note—Bison Capital Structured Equity Partners, LLC

On July 21, 2003 the Company entered into an agreement with Bison Capital Structured Equity Partners, LLC (“Bison”) to sell to Bison a senior subordinated secured promissory note in the amount of $20.0 million bearing interest at a rate of 11.25%. Interest payments are due monthly over the term of the note and the principal amount of the note is due in full on July 21, 2007. The proceeds of the note were approximately $17.3 million and resulted in a loan discount of approximately $2.7 million, which is amortized to interest expense over the term of the note. At September 30, 2004 the carrying value of the note was approximately $18.5 million. At December 31, 2003 and September 30, 2004, the unamortized loan discount balances were approximately $2.5 million and $2.1 million, respectively. Approximately $3.7 million was recognized as interest expense in the nine months ended September 30, 2004. The Bison note is secured by a pledge of the equity securities of the Company’s non-U.S. subsidiaries. At December 31, 2003 and at June 30, 2004, the Company was in default for not meeting certain financial measurement covenants at the end of the fourth quarter of 2003 and at April

IMPCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

30, 2004. The Company obtained a waiver of these defaults at December 31, 2003 and at June 30, 2004, and for certain covenant amendments for the remainder of 2004. The Company paid the default rate of interest for the first quarter of 2004 (3% over the stated rate) in cash amounting to $150,000. The default rate of interest thereafter will be paid in kind (“PIK”) and increase 150 basis points each quarter (up to a maximum of 18.75% per annum) as long as the Company does not perform up to the covenants established at the inception of the loan. As of September 30, 2004, the Company was in compliance with the revised covenant amendments as contained in the amended agreement, dated March 12, 2004. At September 30, 2004, the effective interest rate per annum including the PIK interest was 17.25%.

In conjunction with the promissory note purchase agreement, the Company issued warrants to Bison to purchase 500,000 shares of the Company’s common stock at a price of $2.00 per share. In September 2003, Bison exercised the warrants and acquired 500,000 shares of common stock.

On October 25, 2004, the Company announced its intention to prepay the amounts due to Bison under the terms of the senior subordinated secured promissory note consisting of a $20.0 million principal plus a prepayment penalty of $1.0 million and the accrued PIK interest of approximately $1.0 million for a total of approximately $22.0 million. The Company expects to complete the prepayment of the Bison note prior to concluding its acquisition of the remaining 50% equity interest of its Italian affiliate, BRC, as announced on October 25, 2004. The Company expects to conclude this transaction on or about December 31, 2004 or, if closing conditions remain unsatisfied on that date, then in the first quarter of 2005. The cash required to prepay this loan will be sourced primarily from an intercompany loan with the Company’s Italian affiliate, BRC. BRC has agreed to loan to the Company approximately $21.0 million consisting of internal cash resources of approximately $12.0 million and loan proceeds of $9.0 million from Italian lenders. In the event the Company does not pay the Bison note in full prior to closing, the Company would need Bison’s consent to close.

(b)    Revolving Promissory Note—LaSalle Business Credit, LLC

On July 18, 2003 the Company entered into a revolving promissory note with LaSalle Business Credit, LLC (“LaSalle”) for a maximum amount of $12.0 million bearing interest at a rate of 5.50% per annum at September 30, 2004. The note is payable in full on July 18, 2006. The Company’s availability

IMPCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

under this facility is determined by a percentage of eligible accounts receivable and inventory balances as defined by the asset-based lending agreement. As of September 30, 2004, approximately $9.7 million was outstanding under the line of credit and approximately $2.3 million was unused and available under the line. Approximately, $0.4 million was recognized as interest expense in the first nine months of 2004. At December 31, 2003, the Company was in default for not meeting certain financial measurement covenants at the end of the fourth quarter of 2003. The Company obtained a waiver of its covenants at December 31, 2003 and at June 30, 2004. During October 2004, the Company concluded its negotiations and executed an agreement with LaSalle, effective June 30, 2004, which established revised financial covenants consistent with the Company’s business projections through the current term of the agreement. As of September 30, 2004, the Company was in compliance with the terms and conditions of the loan agreement, as amended.

According to terms of the Company’s loan agreement with LaSalle, the Company requires LaSalle’s consent to acquire the remaining 50% equity interest of its Italian affiliate, BRC. The Company expects to obtain LaSalle’s consent.

(c)    The Hong Kong and Shanghai Banking Corporation Ltd.

In April 2002, IMPCO Japan secured a ¥64.0 million ($0.6 million) line of credit facility with the Hong Kong and Shanghai Banking Corporation Ltd. (“HSBC”), Osaka Branch. This line of credit was renewed in March 2003 with a fixed interest rate of 1.685% for a period of 12 months and matured in April 2004. The line of credit was secured by cash from a restricted account with National Australian Bank Limited, which issued a stand-by letter of credit to HSBC as collateral for the line of credit. In April 2004, the line of credit was repaid in full.

(d)    Minda IMPCO Ltd. Notes Payable

During the fourth quarter of 2003, Minda IMPCO Ltd., a 60% owned subsidiary in India, entered into several loan agreements and obtained a total of INR6.0 million ($134,000) in loans with an average interest rate of 14% and mature in two years. During the first nine months of 2004, additional amounts were borrowed totaling $304,000 and the amount owed at September 30, 2004 totaled approximately $438,000.

IMPCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

(e)    Factoring Agreement—Heller Financial

During June 2004, I.M.P.C.O. Mexicano utilized an existing factoring agreement, with recourse, with Heller Financial (“Heller”) in which IMPCO Mexicano received proceeds of approximately 8.8 million Mexican pesos ($770,000 at September 30, 2004). This transaction was accounted for as a secured financing arrangement in which IMPCO Mexicano is obligated to pay Heller $770,000 plus accrued interest at 4.53% per annum by October 2004 in the event that the factored accounts receivable are not settled. As of September 30, 2004 the amount owed under this agreement was $270,000. During October 2004, the balance of $270,000 was paid in-full. During the term of the loan, a total of $750,000 in factored receivables was collected and applied against the outstanding loan balance.

(f)    Other Loans

In April of 2004, the Company financed certain insurance policies through a third party lender with a maturity of nine months.

IMPCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

3.    Earnings (loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands of dollars except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Numerator:
Net income (loss)	$(1,239)	$505	$(970)	$2,006

Denominator:
Denominator for basic earnings per share—weighted average number of shares	16,459	18,617	16,443	18,595
Effect of dilutive securities:
Employee stock options	—	567	—	766
Warrants	—	253	—	302
Shares held in trust	—	41	—	41

Dilutive potential common shares	16,459	19,478	16,443	19,704

Basic income (loss) per share:
Net income (loss)	$(0.08)	$0.03	$(0.06)	$0.11

Diluted income (loss) per share:
Net income (loss)	$(0.08)	$0.03	$(0.06)	$0.10

For the three and nine month periods ended September 30, 2004, options to purchase 1,755,209 and 799,709 shares of common stock, respectively, were excluded from the computation of diluted net income per share, as the effect would be anti-dilutive. For the three and nine months ended September 30, 2004, warrants to acquire 300,000 and no shares of common stock, respectively, were excluded from the computation of diluted net income per share, as the effect would be anti-dilutive.

For the three and nine month periods ended September 30, 2003, options to purchase 2,359,824 shares of common stock and 795,000 warrants to acquire shares of common stock, respectively, were excluded from the computation of diluted net income per share, as the effect would be anti-dilutive.

SFAS No. 123, as amended by SFAS No. 148, requires proforma information regarding net income and net income per share to be disclosed for

IMPCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

new options granted after fiscal year 1996. The fair value of these options was determined at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	83.3%	74.1%	83.3%	74.1%
Risk free interest rate	4.0%	3.5%	4.0%	3.5%
Expected life of the option (years)	6.0	6.0	6.0	6.0

The estimated fair value of the options is amortized to expense over the options’ vesting period for pro forma disclosures. The per share “proforma” for the effects of SFAS No. 123, as amended by SFAS 148, is not indicative of the effects on reported net income/loss for future years. The Company’s “reported” and “proforma” information for the three and nine months ended September 30, 2003 and September 30, 2004 are as follows (in thousands of dollars except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Income (loss) as reported	$(1,239)	$505	$(970)	$2,006
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related taxes	(503)	(527)	(1,509)	(1,541)

Proforma net income (loss)	$(1,742)	$(22)	$(2,479)	$465

Basic earnings (loss) per share:
Net income (loss) as reported	$(0.08)	$0.03	$(0.06)	$0.11

Proforma income (loss)	$(0.11)	$0.00	$(0.15)	$0.03

Diluted earnings (loss) per share:
Net income (loss) as reported	$(0.08)	$0.03	$(0.06)	$0.10

Proforma income (loss)	$(0.11)	$0.00	$(0.15)	$0.02

IMPCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

4.    Comprehensive Income

The components of comprehensive income for the three and nine months ended September 30, 2003 and 2004 are as follows (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net income (loss)	$(1,239)	$505	$(970)	$2,006
Foreign currency translation adjustment	224	265	1,935	(720)
Unrealized gain on marketable securities available-for-sale	51	—	52	—

Comprehensive income (loss)	$(964)	$770	$1,017	$1,286

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

IMPCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

Net revenue and operating income for the Company’s business segments for the three and nine months ended September 30, 2003 and 2004 are as follows (in thousands of dollars):

	Revenues Three Months Ended September 30,		Revenues Nine Months Ended September 30,
	2003	2004	2003	2004
U.S. Operations	$12,363	$23,807	$39,155	$72,073
International Operations	9,286	9,367	28,411	29,074
Intersegment Elimination	(2,980)	(3,110)	(10,985)	(10,001)

Total	$18,669	$30,064	$56,581	$91,146

	Operating Income Three Months Ended September 30,		Operating Income Nine Months Ended September 30,
	2003	2004	2003	2004
U.S. Operations	$1,020	$3,035	$4,714	$10,042
International Operations	1,029	952	2,515	3,241
Corporate Expenses (1)	(1,676)	(1,903)	(4,600)	(5,293)
Intersegment Elimination	39	316	(24)	(187)

Total	$412	$2,400	$2,605	$7,803

(1)	Represents corporate expenses not allocated to any of the operating segments.

6.    Income Taxes

Income taxes for the three months ended September 30, 2004 were computed using the effective tax rate estimated to be applicable for the full fiscal year without giving effect to any change with respect to the valuation allowance on deferred income taxes. The effective tax rate and amount of the valuation allowance are subject to ongoing review and evaluation by management.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. The Company believes, based on its history of prior operating earnings, its completed spin-off of Quantum and its expectations of future earnings, that operating income of the Company will more likely than not be sufficient to recognize fully these net deferred tax assets. In December 2002,

IMPCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

the Company recognized a $24.0 million valuation allowance based on the weight of available evidence that a portion of these deferred tax assets would not be realized within the next three years, notwithstanding that some of these assets may have longer lives under applicable tax laws. In December 2003, the valuation allowance was increased by $2.5 million to $26.5 million attributable to the increase in deferred tax assets, primarily due to the increase of net operating loss carryforwards. At December 31, 2003 and September 30, 2004, the total amounts recognized as net deferred tax assets on the consolidated balance sheets were $9.8 million and $9.2 million, respectively, which was net of valuation allowance of $26.5 million.

For the nine months ended September 30, 2004, undistributed earnings of the Company’s foreign subsidiaries were approximately $2.0 million. Undistributed earnings are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes has been provided thereon. Upon distribution of earnings in the form of dividends or otherwise, the Company would be subject to both United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. Determination of the amount of unrecognized deferred United States income tax liability is not practical because of the complexities associated with its hypothetical calculation. In April 2004, the Company’s 51% owned subsidiary in Holland paid a €2.0 million dividend in which the Company received approximately $1.2 million in cash. Accordingly, the Company recognized a tax expense of approximately $0.3 million in the three months ended June 30, 2004.

7.    Business Acquisition

On October 3, 2002, the Company entered into an option agreement with the equity holders of BRC under which the Company was granted an option to acquire a 50% ownership interest in BRC for approximately $23.8 million, which included the issuance of approximately 2.3 million shares of Company common stock (which the parties acknowledged and agreed were valued at $10.0 million). The Company announced on May 8, 2003 that the purchase of 50% of BRC was completed pending a $7.0 million payment that represented the deferred portion of the purchase price due on September 30, 2003. On July 22, 2003, in conjunction with the refinancing of the Company’s debt, the deferred payment of $7.0 million was paid to the equity holders of BRC consequently completing the first 50% acquisition of BRC. On October 25, 2004, the Company announced its intention to acquire the remaining 50% equity interest in BRC. As of December 31, 2003, the Company had incurred

IMPCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

acquisition costs of approximately $24.7 million, which is shown on the consolidated balance sheet as part of investment in affiliates. The Company uses the equity method of accounting to recognize the investment in and the results of BRC in the Company’s consolidated results. The unaudited condensed balance sheet for BRC as of September 30, 2004 follows (in thousands of dollars):

September 30, 2004
(Unaudited)
Current assets	$38,116
Long-term assets	8,397

Total Assets	$46,513

Current liabilities	$18,130
Long-term liabilities	4,045
Shareholders’ equity	24,338

Total liabilities and shareholders’ equity	$46,513

For the nine months ended September 30, 2003 and 2004, unaudited revenues were $27.8 million and $38.7 million, respectively. BRC’s net income before considering the Company’s 50% share in earnings for the same periods were a loss of $0.7 million and income of $2.3 million, respectively.

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

Since 2002, BRC has leased buildings from IMCOS2, S.r.l., a related company. For the nine months ended September 30, 2003 and 2004, rental payments to IMCOS2, S.r.l. were €337,500.

IMPCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

Subsequent Event

On October 25, 2004, the Company announced that it had entered into an agreement to acquire the remaining 50% equity interest of BRC from BRC’s founders Mr. Mariano Costamagna, a Company director, and Mr. Pier Antonio Costamagna in exchange for $37.6 million, of which approximately $10.0 million will be paid in cash and the remainder with 5.1 million shares of the Company’s common stock. This acquisition is subject to financing contingencies and certain other conditions, including redemption of the Bison senior subordinated promissory note issued in July 2003. The transaction is subject to stockholders’ approval and the receipt of a consent from the Company’s senior lender, LaSalle. The transaction is expected to close by December 31, 2004.

8.    Stockholders’ Equity

In February 2003, the Board of Directors adopted the 2003 Stock Incentive Plan (“Plan”), which was approved by the stockholders at the Annual Meeting of Stockholders held on June 12, 2003. The Plan provides for the issuance of stock options initially covering up to 800,000 shares of the common stock of the Company. As of September 30, 2004, none of these options have been exercised and none of the underlying shares of common stock have been issued.

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

IMPCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

On July 21, 2003, the Company granted 500,000 warrants to Bison to acquire common stock of the Company at a price of $2.00 in connection with the senior subordinated secured promissory note with Bison in the amount of $20.0 million due in July 2007. The warrants were fully exercised during September 2003 and the corresponding number of shares of common stock is included in the number of shares outstanding as of September 30, 2004. In July 2003, the Company recognized the fair value of the warrants totaling approximately $2.6 million as part of additional paid in capital on the condensed consolidated balance sheets and has amortized as part of interest expense on a ratable basis over the four-year term of the loan approximately $0 and $160,000 for the three months ended September 30, 2003 and 2004, respectively.

Subsequent Event

On October 28, 2004, the Company filed a registration statement on Form S-3 respecting a proposed delayed offering of up to $60 million for the purpose of using the SEC’s shelf-registration rules in order to sell shares of the Company’s common stock in one or more public offerings in the future. The Company anticipates that the initial portion of this offering will raise at least $15.0 million, and that the proceeds of this tranche will be used to satisfy obligations incurred to acquire the remaining 50% interest in BRC. In connection with the purchase agreement, the Company has agreed to issue approximately 5.1 million shares of the Company’s stock and pay approximately $10.0 million in cash to the founders of BRC in order to complete the acquisition of BRC. The other $5.0 of the initial tranche will be used to cover transaction costs, meet working capital needs and satisfy certain debt obligations under the purchase agreement.

IMPCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

9.    Warranty

Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience. Changes in the Company’s product warranty liability during the three months ended September 30, 2004 are as follows (in thousands of dollars):

	Balance at the Beginning of Period	New warranties Issued	Warranties Settled	Balance at the End of Period
Warranty reserve for the three months ended:
September 30, 2003	$434	$20	$(10)	$444
September 30, 2004	$663	$(28)	$(5)	$630
Warranty reserve for the nine months ended:
September 30, 2003	$452	$60	$(68)	$444
September 30, 2004	$674	$23	$(67)	$630

10.    Related Party Transactions

In December 2000, the Company loaned an officer of the Company $100,000. The loan initially bore interest at a rate of 5% per annum and, since June 30, 2001, bears interest at a rate of 9% per annum. The loan became due and payable in full on July 31, 2002. On March 5, 2004, the loan was repaid in full.

In September 2001, the Company loaned this officer $175,000. The loan bears interest at a rate of 9% per annum and became due and payable on July 31, 2002. The amount outstanding at September 30, 2004 was approximately $215,000. The Company expects to be fully repaid by September 2005.

On September 30, 2003, the 10% minority holder of IMPCO Mexicano exercised his put option for $0.5 million. The Company entered into an agreement whereby a Company director agreed to purchase the 10% interest for $0.5 million and would allow the Company to repurchase the 10% interest at cost. In December 2003, the Company repaid the director $0.5 million, plus accrued interest of approximately $50,000, for his 10% interest and the Company owns 100% of IMPCO Mexicano.

IMPCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

11.    Equity Share in (Income) Loss of Unconsolidated Affiliates

The Company uses the equity method of accounting for consolidations when there is less than 50% ownership in the equity interests of an affiliate or in those circumstances where the Company does not have effective control over the operations of an affiliate. In July 2003, the Company acquired 50% ownership in the equity ownership of BRC but did not acquire effective control over the operations of BRC. Accordingly, the Company recognizes its 50% share in the net income or loss of BRC as part of equity share in (income) loss of unconsolidated affiliates in the condensed consolidated statements of operations. The Company also recognizes the amortization of the cost differential that occurred as a result of the purchase price difference between the Company’s 50% share of the fair value of net assets and liabilities acquired and the 50% share of the net book value of BRC as of the date of acquisition. As of December 31, 2003 and September 30, 2004, the unamortized cost differentials carried as part of investment in affiliates on the condensed consolidated balance sheets were approximately $3.4 million and $3.1 million, respectively, and are currently being amortized over a useful life of 10 years. During 2004, the Company changed the remaining useful life of these cost differentials from 5 years to 10 years.

During the three and nine months ended September 30, 2004, BRC recognized net income of approximately $1.1 million and $2.3 million, respectively.

During the three months end September 30, 2003, BRC recognized a net loss of approximately $0.7 million. The Company acquired a 50% ownership in BRC in July 2003.

IMPCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

The components of equity share in (income) loss in unconsolidated affiliates follow (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
50% share in net (income) loss of BRC	$291	$(565)	$291	$(1,177)
Amortization of cost differential of BRC purchase price	141	90	141	270
Other BRC related costs	—	44	—	159
40% share in Minda IMPCO Limited (income) loss	102	(4)	102	30
Other expense	83	—	83	—

	$617	$(435)	$617	$(718)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Quarterly Report on Form 10-Q, particularly including Management’s Discussion and Analysis of Financial Condition and Results of Operations that follows, contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and assumptions. We use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of these words and similar expressions in part to help identify forward-looking statements. These statements are not guarantees of future performance or promises of specific courses of action and instead are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, the matters discussed in the section entitled “Risk Factors” beginning at page 33. This list of factors is not intended to be exhaustive. Reference should also be made to the factors set forth from time to time in our other SEC reports, including but not limited to, those set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of this report.

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

Net revenue for the nine months ended September 30, 2004 increased by approximately $34.5 million to $91.1 million from $56.6 million for the same period of 2003. Net income for the nine months ended September 30, 2004 was $2.0 million, or $0.10 per share on a diluted basis as compared to a loss of $1.0 million or ($0.06) per share on a diluted basis for the same period ended September 30, 2003. We attribute the increase in revenue to deliveries of our certified complete engine systems in response to new federal regulations requiring that certain “off-road” vehicles meet new and more stringent emissions standards.

Recent Developments

Business Acquisition.    On October 3, 2002, we entered into an option agreement with the equity holders of B.R.C. Societá a Responsabilitá Limitata (“BRC”) under which we were granted an option to acquire a 50% ownership interest in BRC for approximately $23.8 million, which included the issuance of approximately 2.3 million shares of our common stock (which the parties acknowledged and agreed were valued at $10.0 million). We announced on May 8, 2003 that the purchase of 50% of BRC was completed pending a $7.0 million payment that represented a deferred portion of the purchase price due on September 30, 2003. On July 22, 2003, in conjunction with the refinancing of our Company, the deferred payment of $7.0 million was paid to the equity holders of BRC consequently completing the 50% acquisition of BRC. As of December 31, 2003, we incurred acquisition costs of approximately $24.7 million and are shown on the consolidated balance sheet as part of investment in affiliates. We use the equity method of accounting to recognize the investment in and the results of BRC in our consolidated financial results. The unaudited condensed balance sheet for BRC as of September 30, 2004 follows (in thousands of dollars):

September 30, 2004
(Unaudited)
Current assets	$38,116
Long-term assets	8,397

Total Assets	$46,513

Current liabilities	$18,130
Long-term liabilities	4,045
Shareholders’ equity	24,338

Total liabilities and shareholders’ equity	$46,513

For the nine months ended September 30, 2003 and 2004, unaudited revenues were $27.8 million and $38.7 million, respectively. BRC’s net income, not adjusted to reflect the Company’s 50% equity interest for the same periods were a loss of $0.7 million and income of $2.3 million, respectively.

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

At December 31, 2003 and at June 30, 2004, we were in default on the LaSalle loan for not meeting certain financial measurement covenants at the end of the fourth quarter of 2003. The company obtained waivers of its covenants at December 31,2003 and at June 30, 2004. We are currently paying a rate of interest equal to 5.50%. In October 2004, we concluded negotiations with LaSalle and executed an agreement, effective June 30, 2004, which revised the financial covenants to be more consistent with our business projections through the end of the term of the loan in 2006. As of September 30, 2004, we are in compliance with the terms and conditions of the loan agreement, as amended.

At December 31, 2003 and at June 30, 2004, we were in default on the Bison loan for not meeting certain financial measurement covenants at the end of the fourth quarter of 2003 and at April 30, 2004. As of September 30, 2004, we are in compliance with the revised covenant amendments as contained in the amendment, dated March 12, 2004. At September 30, 2004, we were paying an interest rate equal to 17.25%.

Subsequent Events.    On October 25, 2004, we announced that we had entered into an agreement to acquire the remaining 50% equity interest of BRC from BRC’s founders Mr. Mariano Costamagna, a Company director, and Mr. Pier Antonio Costamagna, in exchange for $37.6 million, of which approximately $10.0 million is to be paid in cash and the remainder with 5.1 million shares of our common stock. This acquisition is subject to financing contingencies and certain other conditions, including redemption of the senior subordinated promissory note issued in July 2003. The transaction is subject to our stockholders’ approval and the approval of our senior lender, LaSalle, and the transaction is expected to close by December 31, 2004.

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

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

We recognize revenue, including foreign subsidiaries, for product sales when title is transferred or when the earnings process is otherwise complete, ordinarily when products are shipped, and when management is reasonably assured of collectibility. The costs of shipping and handling, when incurred, are recognized in the cost of goods sold. We expense all research and development when incurred.

We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability may be required. Our standard warranty period is 18 months from the date of manufacture. The warranty obligation on our certified engine products can vary from 3 to 5 years depending on the specific part and the actual hours of usage.

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

Results of Operations

Net revenue and operating income for our business for the three and nine months ended September 30, 2003 and 2004 are as follows (in thousands of dollars):

	Revenues Three Months Ended September 30,		Revenues Nine Months Ended September 30,
	2003	2004	2003	2004
U.S. Operations	$12,363	$23,807	$39,155	$72,073
International Operations	9,286	9,367	28,411	29,074
Intersegment Elimination	(2,980)	(3,110)	(10,985)	(10,001)

Total	$18,669	$30,064	$56,581	$91,146

	Operating Income Three Months Ended September 30,		Operating Income Nine Months Ended September 30,
	2003	2004	2003	2004
U.S. Operations	$1,020	$3,035	$4,714	$10,042
International Operations	1,029	952	2,515	3,241
Corporate Expenses (1)	(1,676)	(1,903)	(4,600)	(5,293)
Intersegment Elimination	39	316	(24)	(187)

Total	$412	$2,400	$2,605	$7,803

(1)	Represents corporate expenses not allocated to any of the operating segments.

Net revenue increased approximately $11.4 million, or 61.0%, to $30.1 million in the third quarter of 2004 from $18.7 million in the third quarter of 2003. The third quarter 2004 increase was due to a $11.5 million increase in net sales to the industrial market and no change in net sales to the transportation market. The majority of the $11.5 million increase in revenue in the industrial market was attributed to the continued shipments of our new fuel systems and certified engines. Net revenue for the nine months ended September 30, 2004 increased $34.6 million, or 61.1%, to $91.1 million from $56.6 million for the nine months ended September 30, 2003. This increase is also attributed to the new deliveries of certified engine packages that began in the fourth quarter of 2003. We expect to realize during 2004 significantly higher revenues for new products including certified engine packages and fuel systems in response to new federal regulations, effective January 1, 2004, requiring that certain “off-road” vehicles and industrial applications meet more stringent exhaust emissions standards.

Operating income increased during the third quarter of 2004 by approximately $2.0 million, or 482.5%, from $0.4 million operating income in the third quarter of 2003 to $2.4 million operating income in the third quarter of 2004. The increase in operating income was associated primarily with an increase in gross margin of $2.3 million, which is largely attributable to the revenue increase of $11.5 million mentioned above, offset by a $0.3 million increase in operating expenses. Higher operating expenses are partly attributed to higher outside services costs related to the Company’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Operating income increased during the nine months ended September 30, 2004 by approximately $5.2 million, or 199.2%, from a $2.6 million profit in the first nine months of 2003 to $7.8 million profit in the first nine months of 2004. The increase in operating income was associated primarily with an increase in gross margin of $6.0 million attributable primarily to the revenue increase of $34.6 million offset by a $0.8 million increase in operating expenses.

U.S. Operations Division.    For the three months ended September 30, 2004, revenue increased by approximately $11.4 million to $23.8 million, or 92.6%, as compared to the same period in the prior year. The increase in sales during the third quarter of 2004 was due primarily to a $10.9 million increase in the industrial market and an increase of $0.5 million in the transportation market. The increase in revenues to the industrial market is directly related to the EPA regulations effective January 2004 imposing more stringent emissions requirements on certain “off-road” vehicles. We expect the higher level of shipments to continue for the balance of 2004 and we anticipate that 2004 will result in a significantly higher revenue level than 2003.

For the nine months ended September 30, 2004, revenue increased by approximately $32.9 million to $72.1 million, or 84.1%, as compared to the same period in the prior year. The increase in sales during the nine months ended September 30, 2004 was due primarily to a $34.3 million increase in the industrial market offset by $1.4 million decrease in the transportation market. This increase in sales activity is attributed to the launch of the certified engine product line in the fourth quarter of 2003.

For the three months ended September 30, 2004, operating income increased by more than $2.0 million, or 197.6%, as compared to the same period in the prior fiscal year. The increase of $2.0 million was mainly due to approximately $2.5 million of additional profit resulting from additional revenues of $11.4 million partially offset by an unfavorable change in product mix of $0.3 million and an increase in operating expenses of $0.2 million.

For the nine months ended September 30, 2004, operating income increased by more than $5.3 million, or 113.0%, as compared to the same period in the prior fiscal year. The increase of $5.3 million was mainly due to approximately $8.2 million of additional profit resulting from additional revenues of $32.9 million partially offset by an unfavorable change in product mix of $2.6 million and an increase in operating expenses of $0.3 million.

International Operations.    For the three months ended September 30, 2004, revenue increased by approximately $0.1 million, or 0.9%, to $9.4 million as compared to the same period in the prior year. The increase in sales during the third quarter of 2004 was caused by a $0.8 million increase in the industrial market offset by a $0.7 million revenue decline in the transportation market. Revenue performance in the European industrial market was stronger than expected and the transportation segment in Mexico was less than expected. For the nine months ended September 30, 2004, revenue increased by approximately $0.7 million, or 2.3%, as compared to the same period in the prior year to $29.1 million. The increase in sales during the third quarter of 2004 was caused by a $3.7 million increase in the industrial market offset by a $1.8 million revenue decline in the transportation market.

For the three months ended September 30, 2004, operating income decreased by $0.1 million, or 7.5%, as compared to the same period in the prior fiscal year. The decrease of $0.1 million was due primarily to an unfavorable change in product mix of $0.1 million.

For the nine months ended September 30, 2004, operating income increased by more than $0.7 million, or 28.8%, as compared to the same period in the prior fiscal year. The increase of $0.7 million was due primarily to approximately $0.2 million of additional profit resulting from additional revenues of $0.7 million, additional profit of $0.4 million due to a favorable change in product mix, and reduced operating expenses of approximately $0.1 million.

Corporate Expenses.    Corporate expenses consist of general and administrative expenses at the corporate level to support our operating segments in areas such as executive management, finance, human resources, management information systems, legal services and investor relations. Corporate expenses for the three months ended September 30, 2004 were $1.9 million or $0.2 million higher than the same period of fiscal year 2003. For the nine months ended September 30, 2004, corporate expenses were $5.3 million or $0.7 million greater than expenses recorded during the corresponding period of the prior year. Higher operating expenses included higher depreciation expense in connection with recently implemented information systems, additional travel and outside services related to the implementation of Sarbanes-Oxley Act of 2002.

Interest Expense.    Net interest expense for the three months ended September 30, 2004 was approximately $1.5 million compared to net interest expense of approximately $1.6 million for the corresponding period of 2003, or a decrease of $0.1 million, or 3.1%. For the nine months ended September 30, 2004, interest expense was $4.2 million, which is $1.4 million greater than interest expense recorded in the corresponding period of 2003. These increases are attributed to the increase of our interest bearing debt increasing from approximately $15.6 million at June 30, 2003 to approximately $29.5 million at September 30, 2004. In July 2003, we replaced the Bank of America debt with the LaSalle senior debt of $12.0 million and the subordinated Bison debt for $20.0 million. Interest costs for the first nine months of 2004 for the Bison and the LaSalle loans were approximately $3.7 million and $0.5 million, respectively. The currently applicable interest rates on these loans are 17.25% on the Bison subordinated debt and 5.50% on the LaSalle credit facility.

We announced our intention to acquire the remaining 50% equity interest in BRC before December 31, 2004 and also to prepay the Bison senior subordinated promissory note plus accrued PIK interest and a prepayment penalty in the total amount of approximately $22.0 million. We expect that a new loan agreement with a wholly owned subsidiary of BRC, which, along with capital from our planned equity offering, would effectively replace the Bison loan, will be at more favorable terms than the Bison loan. If we are successful in completing these transactions as expected and according to schedule, we believe that interest costs during 2005 will be less than 2004.

Income in Unconsolidated Affiliates.    On July 22, 2003, we completed the 50% acquisition of BRC and we use the equity method of accounting to report our share of the unconsolidated results of BRC into our consolidated financial results. We recorded a benefit of approximately $0.6 million in the third quarter of 2004 corresponding to our share of BRC’s net income for the quarter. For the nine months ended September 30, 2004, we recognized a benefit of approximately $1.2 million associated with BRC. In addition, we recognized amortization expense during the three and nine month periods ended September 30, 2004 of approximately $0.1 million and $0.3 million, respectively, associated with our share of the excess of the fair value of the assets acquired and liabilities assumed over the carrying value of BRC at the time of our acquisition of BRC according to the purchase method of accounting for business combinations.

Provision For Income Taxes.    During 2002, we established a $24.0 million valuation allowance for deferred taxes on the basis that we believed that it is more likely than not that a portion of our deferred tax asset will not be realized and established a valuation allowance for those assets that are not likely to be utilized over the next three years. During 2003, we increased the valuation allowance to $26.5 million and recognized no tax benefit for the pretax losses for the domestic business. During the nine months ended September 30, 2004, we have made no adjustments to the valuation allowance for deferred taxes. For the three month period ended September 30, 2004, a consolidated tax provision of approximately $0.5 million was recognized resulting in an effective tax rate of 54%. For the nine month period ended September 30, 2004, a consolidated tax provision of approximately $1.5 million was recognized resulting in an effective tax rate of 41%. During the nine months ended September 30, 2004, deferred tax provisions totaling $0.4 million were recognized that resulted in the reduction of deferred tax assets by the same amount. During the third quarter of 2004, an adjustment in the amount of $0.2 million was recorded to correct an overstatement of deferred tax assets and other accrued expenses on the condensed consolidated balance sheet.

Liquidity and Capital Resources

Our ongoing operations are funded by cash generated from operations, debt financings and sales of our equity securities. In addition, these sources of cash provide for capital expenditures and research and development, as well as to invest in and operate our existing operations and prospective new lines of business.

At September 30, 2004, our cash and cash equivalents totaled approximately $6.7 million, compared to cash and cash equivalents of approximately $9.5 million at December 31, 2003. During July 2003, we entered into an asset-based lending facility with a maximum credit limit of $12.0 million with LaSalle Business Credit, LLC and a senior subordinated secured note for $20.0 million with Bison Capital Structured Equity Partners, LLC. The proceeds from the debt facilities were used to pay off approximately $11.3 million Bank of America debt, to finance the deferred $7.0 million payment to complete the BRC acquisition and to provide additional working capital.

Advances made under the asset-based credit facility are based on a percentage of eligible inventory and accounts receivable balances. This line of credit has an initial three-year term and bears interest at prime plus 1%. There is no assurance that we will be able to consistently borrow the maximum amount under the line of credit of $12.0 million, presently, or over the term of the facility. As of September 30, 2004, there was approximately $2.3 million of unused availability under the LaSalle facility. The lender has a secured interest in substantially all the U.S. assets of the Company. The senior subordinated secured note of $20.0 million has a four-year term and at September 30, 2004, bore interest at a rate of 17.25%. The proceeds from the loan were approximately $17.3 million. The discount amount of $2.7 million is accounted for as a loan discount and is being amortized to interest expense over the term of the loan. The Bison note is secured by the foreign assets of the Company. As of September 30, 2004 approximately $18.5 million and $9.7 million were outstanding, net of loan discount, under the Bison and LaSalle facilities, respectively.

At December 31, 2003 and at June 30, 2004, we were in default on the LaSalle loan for not meeting certain financial measurement covenants at the end of the fourth quarter of 2003. The company obtained waivers of its covenants at December 31,2003 and at June 30, 2004. In October 2004, we concluded negotiations and executed an agreement with LaSalle, effective June 30, 2004, which established revised financial covenants consistent with our business projections for the remaining term of the agreement. As of September 30, 2004 we are in compliance with the terms and conditions of the loan agreement, as amended. At September 30, 2004, we are paying an interest rate of 5.50% per annum.

At December 31, 2003 and at June 30, 2004, we were in default on the Bison loan for not meeting certain financial measurement covenants at the end of the fourth quarter of 2003 and at April 30, 2004. We obtained waivers of the covenants at December 31,2003 and at June 30, 2004, and for certain covenant amendments for the remainder of 2004. As of September 30, 2004 we are in compliance with the revised covenant agreement, dated March 12, 2004.

During June 2004, our Mexican subsidiary utilized an existing factoring agreement, with recourse, with Heller Financial in which we received proceeds of approximately $0.9 million. We accounted for this transaction as a secured financing agreement in which we are obligated to repay Heller Financial $0.9 million plus accrued interest by October 2004 in the event that the factored receivables are not settled. As of September 30, 2004, we owed approximately $0.3 million under this factoring agreement. During October 2004, we settled the remaining balance in-full.

On October 25, 2004, we announced that we had entered into an agreement to acquire the remaining 50% equity interest of BRC from BRC’s founders Mr. Mariano Costamagna, a Company director, and Mr. Pier Antonio Costamagna in exchange for $37.6 million, of which approximately $10.0 million will be paid in cash and the remainder with 5.1 million shares of our common stock. This acquisition is subject to financing contingencies and certain other conditions, including redemption of the Bison senior subordinated promissory note issued in July 2003. The cash required to prepay the Bison note in the amount of $20.0 million and a prepayment penalty of $1.0 million and accrued interest in the amount of $1.0 million for a total of approximately $22.0 million will be sourced primarily from an intercompany loan from our Italian subsidiary, BRC. BRC has agreed to loan us approximately $21.0 million consisting of internal cash resources of approximately $12.0 million and loan proceeds of $9.0 million from Italian bankers. The transaction is subject to our stockholders’ approval and is expected to close by December 31, 2004. The transaction also requires the approval of our senior lender, LaSalle. In the event that we cannot prepay Bison, as planned prior to the acquisition of the remaining 50% of BRC, we will require the consent of Bison prior to concluding the transaction with BRC.

On October 28, 2004, we filed a registration statement with the SEC for the purpose of selling shares of our common stock valued at up to $60 million in the future in one or more public offerings. We anticipate that the initial tranche of shares from this offering will raise at least $15.0 million. We plan to use $15.0 million of these proceeds to satisfy obligations incurred under our agreement to acquire the remaining 50% interest in the equity of BRC. In connection with this agreement, we have agreed to issue 5.1 million shares of the Company’s stock and pay approximately $10.0 million in cash to the founders of BRC in order to complete the acquisition. The remaining proceeds of $5.0 million will be used to cover transaction costs, meet working capital needs and satisfy certain debt obligations under the purchase agreement.

Our ratio of current assets to current liabilities was 1.9:1.0 at September 30, 2004 and 2.0:1.0 at December 31, 2003. At September 30, 2004, our total working capital had increased by $3.0 million to $25.1 million from $22.1 million at December 31, 2003. Changes in current assets consist primarily of an $13.0 million increase in accounts receivable associated with the $34.6 million increases in revenue for the first nine months of 2004 over the same period of 2003 offset by a decline of $2.7 million in cash. Changes in current liabilities consist of increases in accounts payable and lines of credit of $1.2 million and $4.7 million, respectively.

Net cash used by operating activities for the nine months ended September 30, 2004 was $6.5 million, compared to $1.2 million provided by operations for the nine months ended September 30, 2003. The cash flow used by operating activities for the nine months ended September 30, 2004 of $6.5 million resulted primarily from net income of $2.0 million, adjusted for non-cash charges against income for depreciation and amortization of $3.2 million and the non-cash effect of the PIK interest expense related to the Bison loan of $0.6 million, offset by minority interests in consolidated earnings of subsidiaries of $0.2 million and by our share in income of unconsolidated affiliates of $1.1 million. Changes in working capital that positively affected cash flows were an increase of accounts payable of $1.1 million, a decrease in inventories of $1.0 million, a decrease in deferred income tax of $0.5 million and an increase in accrued expenses of $0.3 million, offset partially by negative cash flows of $13.2 million and $0.8 million associated with increases of accounts receivable and other assets, respectively. For the comparable nine months ended

September 30, 2003, cash provided by operating activities was $1.2 million consisting of net loss of $1.0 million, adjusted favorably for non-cash charges for minority interest in consolidated subsidiaries of $0.5 million, depreciation expense of $2.5 million and share in equity of unconsolidated affiliate of $0.3 million. Working capital changes that negatively affected cash were increases in deferred income taxes, accounts receivable and other assets totaling $7.4 million offset by positive effects on cash flow totaling $6.2 million for increases in accounts payable and accrued expenses, offset by decreases in inventory.

Net cash used in investing activities in the nine months ended September 30, 2004 was $1.3 million, a decrease of $12.6 million from the nine months ended September 30, 2003. During the first nine months of 2003, we invested $12.2 million in the BRC acquisition and $1.7 million in the purchase of capital equipment. During the first nine months of 2004, we invested $1.1 million in the purchase of equipment.

Net cash provided by financing activities for the nine months ended September 30, 2004 was $5.5 million or a decrease of $7.1 million from $12.6 million used in financing activities in the nine months ended September 30, 2003. This increase was due primarily to the $4.5 million increase in borrowings under the LaSalle and Heller lines of credit and proceeds of $0.2 million from the exercise of stock options. During the same period of 2003, cash provided by financing activities totaling $12.6 million consisted primarily of the proceeds from the Bison loan made in July 2003 of $17.3 million, net proceeds from bridge loans totaling $2.1 million offset by $7.0 million in payments made to Bank of America to settle outstanding amounts under a loan agreement that was settled in July 2003.

For the nine months ended September 30, 2004, net cash decreased by $2.7 million after the adverse effect of translation adjustments of $0.5 million. For the nine months ended September 30, 2003, the net cash increased by $1.0 million after the effect of a favorable $1.1 million attributed to foreign currency translation adjustments.

Our subsidiary in the Netherlands has a € 2.3 million credit facility with Fortis Bank. At September 30, 2004, there was no outstanding balance under this credit facility.

Contractual Obligations

The following table contains supplemental information regarding total contractual obligations as of September 30, 2004. The capital lease obligations are undiscounted and represent total minimum lease payments.

	Payments Due by Period
Contractual Obligations	Total	Less than One Year	2-3 Years	4-5 Years	More Than 5 Years
Revolving lines of credit	$9,943	$270	$9,673	$—	$—
Term loans payable	20,625	—	20,625	—	—
Notes payable	438	—	438	—	—
Capital lease obligations	164	47	117	—	—
Operating lease obligations	5,216	1,422	1,217	1,002	1,575
Other and miscellaneous	2,639	1,287	1,249	103	—

Totals	$39,025	$3,026	$33,319	$1,105	$1,575

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

We are highly leveraged and have significant debt service obligations. As of September 30, 2004, we had aggregate outstanding indebtedness of $39.7 million and total stockholders’ equity of $59.0 million.

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

•

During the six months ended June 30, 2004, we operated under waivers of financial covenants in both the Bison and LaSalle agreements relating to our EBITDA Covenants, Leverage Ratio Covenant and Fixed Charge Covenant. These waivers related to non-compliance as of December 31, 2003 and in Bison’s case extended to December 31, 2004. The events of default under these loans have caused our applicable interest rates to increase as long as the default circumstances continued unless we were successful in renegotiating amendments to these covenants. The interest rate on the LaSalle loan was 5.50% at September 30, 2004. Under the Bison loan, the applicable interest rate increased at January 1, 2004 by the default rate of interest of 3% to 14.25% and may increase additionally by 1.5% per quarter up to a maximum of 4.5% during 2004, or until we can perform to the covenants set forth in the original agreement. At September 30, 2004, the effective rate of interest was 17.25%. In October 2004, we were successful in renegotiating our financial covenants to reflect more current estimates of our financial performance.

•	On October 25, 2004, we announced that we intend to prepay the Bison loan by December 31, 2004 in conjunction with the acquisition of the remaining 50% of BRC. However, we cannot assure readers that LaSalle will consent to the acquisition, that the acquisition will be concluded at all or by the expected date, or that the pre-payment of the Bison loan will be concluded at all or by the expected date.

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

The results and financial condition of our international operations are affected by changes in exchange rates between certain foreign currencies and the U.S. Dollar. Our exposure to fluctuations in currency exchange rates has increased as a result of the growth of our international subsidiaries. The functional currency for all of our international subsidiaries is the local currency of the subsidiary. An increase in the value of the U.S. Dollar increases costs incurred by the subsidiaries because most of our international subsidiaries’ inventory purchases are U.S. Dollar denominated. We monitor this risk and attempt to minimize the exposure through forward currency contracts and the management of cash disbursements in local currencies. At September 30, 2004, we had no currency forward contracts outstanding.

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

FIN 46 provides guidance for determining whether an entity qualifies as a variable interest entity (“VIE”) by considering, among other considerations, whether the entity lacks sufficient equity or its equity holders lack adequate decision-making ability. If the entity does not qualify as a VIE, then the consolidation criteria is based on previously established accounting standards. Qualifying VIEs are covered by FIN 46 and are individually evaluated for consolidation based on their variable interests. FIN 46 requires consideration and estimates of a significant number of possible future outcomes of the VIE as well as the probability of each outcome occurring. Based on the allocation of possible outcomes, a calculation is performed to determine which party, if any, has a majority of potential negative outcomes (expected losses) or a majority of the potential positive outcomes (expected residual returns), with an emphasis on negative outcomes. That party, if any, is the primary beneficiary and is required to consolidate the VIE. We have evaluated the potential effect of FIN 46 as of September 30, 2004 and there was no effect on our consolidated financial statements at adoption.

In December 2003, the FASB issued Interpretation No. 46 (R), Consolidation of Variable Interest Entities, which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to financial statements to be issued by the Company after 2002; however, disclosures are required currently if we expect to consolidate any variable interest entities.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (“SAB No. 104”), Revenue Recognition, which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our consolidated results of operations, consolidated financial position or consolidated statements of cash flows.

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

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits:

The following documents are filed as exhibits to this Quarterly Report:

10.71	Second Amendment to Loan Agreement, Limited Waiver, and Consent, dated June 30, 2004.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished with this report in accordance with SEC Rel. No. 33-8238 (June 5, 2003))

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished with this report in accordance with SEC Rel. No. 33-8238 (June 5, 2003))

(b)  Reports on Form 8-K.

On July 16, the Company filed a Form 8-K reporting the resignation of Ernst & Young LLP as the Company’s independent auditors and the engagement of BDO Seidman, LLP as new independent auditors for the Company.

On August 2, 2004, the Company filed a Form 8-K reporting the financial results of the Company for the three months ended June 30, 2004.

On October 25, 2004, the Company filed a Form 8-K reporting that the Company intends to acquire the remaining 50% equity interests of BRC and to prepay the $20 million Bison senior subordinated secured promissory note.

On November 4, 2004, the Company filed a Form 8-K reporting the financial results of the Company for the three months ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

IMPCO TECHNOLOGIES, INC.

Date: November 8, 2004	By:	/s/ NICKOLAI A. GERDE
Nickolai A. Gerde Chief Financial Officer and Treasurer [Authorized Signatory]