Form 10-Q/A
period 2004-09-30
IMPCO TECHNOLOGIES INC
filed 2004-12-07
CIK 790708

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

On July 21, 2003 the Company entered into an agreement with Bison Capital Structured Equity Partners, LLC (“Bison”) to sell to Bison a senior subordinated secured promissory note in the amount of $20.0 million bearing interest at a rate of 11.25%. Interest payments are due monthly over the term of the note and the principal amount of the note is due in full on July 21, 2007. The proceeds of the note were approximately $17.3 million and resulted in a loan discount of approximately $2.7 million, which is amortized to interest expense over the term of the note. At September 30, 2004 the carrying value of the note was approximately $18.5 million. At December 31, 2003 and September 30, 2004, the unamortized loan discount balances were approximately $2.5 million and $2.1 million, respectively. Approximately $3.7 million was recognized as interest expense in the nine months ended September 30, 2004. The Bison note is secured by a pledge of the equity securities of the Company’s non-U.S. subsidiaries. At December 31, 2003 and at June 30, 2004, the Company was in default for not meeting certain financial measurement covenants at the end of the fourth quarter of 2003 and at April 30, 2004. The Company obtained a waiver of these defaults at December 31, 2003 and at August 6, 2004, and for certain covenant amendments for the remainder of 2004. The Company paid the default rate of interest for the first quarter of 2004 (3% over the stated rate) in cash amounting to $150,000. The default rate of interest thereafter will be paid in kind (“PIK”) and increase 150 basis points each quarter (up to a maximum of 18.75% per annum) as long as the Company does not perform up to the covenants established at the inception of the loan. As of September 30, 2004, the Company was in compliance with the revised covenant amendments as contained in the amended agreement, dated March 12, 2004. At September 30, 2004, the effective interest rate per annum including the PIK interest was 17.25%.

In conjunction with the promissory note purchase agreement, the Company issued warrants to Bison to purchase 500,000 shares of the Company’s common stock at a price of $2.00 per share. In September 2003, Bison exercised the warrants and acquired 500,000 shares of common stock.

On October 25, 2004, the Company announced its intention to prepay the amounts due to Bison under the terms of the senior subordinated secured promissory note consisting of a $20.0 million principal plus a prepayment penalty of $1.0 million and the accrued PIK interest of approximately $1.0 million for a total of approximately $22.0 million. The Company expects to complete the prepayment of the Bison note prior to concluding its acquisition of the remaining 50% equity interest of its Italian affiliate, BRC, as announced on October 25, 2004. The Company expects to conclude the Bison prepayment on or about December 31, 2004 or, if closing conditions remain unsatisfied on that date, then in the first quarter of 2005. The cash required to prepay this loan will be sourced primarily from an intercompany loan with the Company’s Italian affiliate, BRC. BRC has agreed to loan to the Company approximately $21.0 million consisting of internal cash resources of approximately $12.0 million and loan proceeds of $9.0 million from Italian lenders. In the event the Company does not pay the Bison note in full prior to closing, the Company would need Bison’s consent to close the BRC acquisition.

IMPCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

(b)	Revolving Promissory Note—LaSalle Business Credit, LLC

On July 18, 2003 the Company entered into a revolving promissory note with LaSalle Business Credit, LLC (“LaSalle”) for a maximum amount of $12.0 million bearing interest at a rate of 5.50% per annum at September 30, 2004. The note is payable in full on July 18, 2006. The Company’s availability under this facility is determined by a percentage of eligible accounts receivable and inventory balances as defined by the asset-based lending agreement. As of September 30, 2004, approximately $9.7 million was outstanding under the line of credit and approximately $800,000 was unused and available under the line. Approximately, $0.4 million was recognized as interest expense in the first nine months of 2004. At December 31, 2003, March 31, 2004, April 30, 2004 and June 30, 2004, the Company was in default for not meeting certain financial measurement covenants at each of these dates. The Company obtained a waiver of its covenants at December 31, 2003, May 7, 2004 and at June 30, 2004. During October 2004, the Company concluded its negotiations and executed an agreement with LaSalle, effective June 30, 2004, which established revised financial covenants consistent with the Company’s business projections through the current term of the agreement. As of September 30, 2004, the Company was in compliance with the terms and conditions of the loan agreement, as amended.

According to terms of the Company’s loan agreement with LaSalle, the Company requires LaSalle’s consent to acquire the remaining 50% equity interest of its Italian affiliate, BRC. The Company is seeking LaSalle’s consent.

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

IMPCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

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

Related Party Transaction

In July 2003, the Company made the final deferred payment to the BRC equity holders, which completed the $23.8 million acquisition of a 50% equity interest in BRC. Mr. Mariano Costamagna is the Chief Executive Officer of MTM S.r.l., an Italian corporation and a wholly owned subsidiary of BRC and, prior to the transaction, directly or indirectly held a 50% equity interest in BRC. In connection with this purchase, the Company paid $6.9 million and issued 1,039,262 shares of common stock to Mr. Costamagna, representing payment for one-half of the 50% interest he held directly or indirectly in BRC. Mr. Costamagna was elected to a three-year term as a Company director beginning June 12, 2003. Mr. Costamagna presently owns 25% equity interest in BRC, and of the equity interest in BRC.

Since 2002, BRC has leased buildings from IMCOS2, S.r.l., a related company. For the nine months ended September 30, 2003 and 2004, rental payments to IMCOS2, S.r.l. were €337,500.

Subsequent Event

On October 25, 2004, the Company announced that it had entered into an agreement to acquire the remaining 50% equity interest of BRC from BRC’s founders Mr. Mariano Costamagna, a Company director, and Mr. Pier Antonio Costamagna in exchange for $37.6 million, of which approximately $10.0 million will be paid in cash and the remainder with 5.1 million shares of the Company’s common stock. This acquisition is subject to financing contingencies and certain other conditions, including redemption of the Bison senior subordinated promissory note issued in July 2003. The transaction is subject to stockholders’ approval and the receipt of consent from the Company’s senior lender, LaSalle and is expected to close in the first quarter of 2005.

IMPCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

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

IMPCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

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

Forward-looking Statements

This Quarterly Report on Form 10-Q, particularly including Management’s Discussion and Analysis of Financial Condition and Results of Operations that follows, contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and assumptions. We use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of these words and similar expressions in part to help identify forward-looking statements. These statements are not guarantees of future performance or promises of specific courses of action and instead are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, the matters discussed in the section entitled “Risk Factors” beginning at page 21. This list of factors is not intended to be exhaustive. Reference should also be made to the factors set forth from time to time in our other SEC reports, including but not limited to, those set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of this report.

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

We classify our business into two business segments: U.S. Operations and International Operations. Our U.S. Operations sell products, including complete certified engines, parts and conversion systems, for applications in the transportation, material handling, stationary and portable power generator and general industrial markets. Our International Operations in Australia, Europe, India, Japan, China and Mexico provide distribution for our products, predominantly from U.S. Operations and some product assembly on engines.

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

Net revenue for the nine months ended September 30, 2004 increased by approximately $34.5 million to $91.1 million from $56.6 million for the same period of 2003. Net income for the nine months ended September 30, 2004 was $2.0 million, or $0.10 per share on a diluted basis as compared to a loss of $1.0 million or ($0.06) per share on a diluted basis for the same period ended September 30, 2003. We attribute the increase in revenue to deliveries of our certified complete engine systems in response to new federal regulations requiring that certain “off-road” vehicles, such as forklifts and other industrial equipment, meet new and more stringent emissions standards. We expect revenues to continue to grow, but at a more moderate pace, once the inventory void in the market created by the regulations is filled. Such revenue growth is not unique to us, but affects the entire industry segment.

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

At December 31, 2003, March 31, 2004 and from April 30, 2004 through June 30, 2004, we were in default on the LaSalle loan for not meeting certain financial measurement covenants at each of these dates. We obtained waivers of our covenants at December 31, 2003, May 7, 2004 and at June 30, 2004. We are currently paying a rate of interest equal to 5.50%. In October 2004, we concluded negotiations with LaSalle and executed an agreement, effective June 30, 2004, which revised the financial covenants to be more consistent with our business projections through the end of the term of the loan in 2006. As of September 30, 2004, we were in compliance with the terms and conditions of the loan agreement, as amended.

Since January 1, 2004 we have not been in compliance with the original minimum consolidated EBITDA and consolidated leverage ratio coverage covenants of our senior subordinated secured notes with Bison. In March 2004, we entered into an amendment to the Bison Note to amend the minimum consolidated EBITDA, consolidated leverage ratio and interest rates under the agreement from FQ4 2003 through FY 2004, and on August 6, 2004 we obtained waivers for certain covenants related to intercompany account limits for the remainder of 2004. As of September 30, 2004, we were in compliance with the revised covenant amendments as contained in the amendment. At September 30, 2004, we were paying an interest rate equal to 17.25%.

Subsequent Events. On October 25, 2004, we announced that we had entered into an agreement to acquire the remaining 50% equity interest of BRC from BRC’s founders Mr. Mariano Costamagna, a Company director, and Mr. Pier Antonio Costamagna, in exchange for $37.6 million, of which approximately $10.0 million is to be paid in cash and the remainder with approximately 5.1 million shares of our common stock. This acquisition is subject to financing contingencies and certain other conditions, including redemption of the Bison senior subordinated promissory note. The transaction is subject to our stockholders’ approval and the approval of our senior lender, LaSalle, and the transaction is expected to close in the first quarter of 2005.

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

Net revenue increased approximately $11.4 million, or 61.0%, to $30.1 million in the third quarter of 2004 from $18.7 million in the third quarter of 2003. The third quarter 2004 increase was due to an $11.5 million increase in net sales to the industrial market and no change in net sales to the transportation market. The majority of the $11.5 million increase in revenue in the industrial market was attributed to the continued shipments of our new fuel systems and certified engines. Net revenue for the nine months ended September 30, 2004 increased $34.6 million, or 61.1%, to $91.1 million from $56.6 million for the nine months ended September 30, 2003. This increase is also attributed to the new deliveries of certified engine packages that began in the fourth quarter of 2003. We expect to realize during 2004 significantly higher revenues for new products including certified engine packages and fuel systems in response to new federal regulations, effective January 1, 2004, requiring that certain “off-road” vehicles and industrial applications meet more stringent exhaust emissions standards. These higher revenues are expected to stabilize after the market has adjusted to the new regulations and the inventory void created by them is filled. Such growth in revenues is not unique to us, but affects the entire industry segment.

Operating income increased during the third quarter of 2004 by approximately $2.0 million, or 482.5%, from $0.4 million operating income in the third quarter of 2003 to $2.4 million operating income in the third quarter of 2004. The increase in operating income was associated primarily with an increase in gross margin of $2.3 million, which is largely attributable to the revenue increase of $11.5 million mentioned above, offset somewhat by a $0.3 million increase in operating expenses. Higher operating expenses are partly attributed to higher outside services costs related to the Company’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Operating income increased during the nine months ended September 30, 2004 by approximately $5.2 million, or 199.2%, from a $2.6 million profit in the first nine months of 2003 to a $7.8 million profit in the first nine months of 2004. The increase in operating income was associated primarily with an increase in gross margin of $6.0 million attributable primarily to the revenue increase of $34.6 million and was partially offset by a $0.8 million increase in operating expenses.

U.S. Operations Division. For the three months ended September 30, 2004, revenue increased by approximately $11.4 million to $23.8 million, or 92.6%, as compared to the same period in the prior year. The increase in sales during the third quarter of 2004 was due primarily to a $10.9 million increase in the industrial market and an increase of $0.5 million in the transportation market. The increase in revenues to the industrial market is directly related to the EPA regulations effective January 2004 imposing more stringent emissions requirements on certain “off-road” vehicles. We expect the higher level of shipments to continue for the balance of 2004 and we anticipate that 2004 will result in a significantly higher revenue level than 2003. These higher revenues are expected to stabilize after the market has adjusted to the new regulations and the inventory void created by them is filled. Such growth in revenues is not unique to us, but affects the entire industry segment.

For the nine months ended September 30, 2004, revenue increased by approximately $32.9 million to $72.1 million, or 84.1%, as compared to the same period in the prior year. The increase in sales during the nine months ended September 30, 2004 was due primarily to a $34.3 million increase in the industrial market offset by $1.4 million decrease in the transportation market. This increase in sales activity is attributed to the launch of the certified engine product line in the fourth quarter of 2003 and is expected to stabilize.

For the three months ended September 30, 2004, operating income increased by more than $2.0 million, or 197.6%, as compared to the same period in the prior fiscal year. The increase of $2.0 million was mainly due to approximately $2.5 million of additional profit resulting from additional revenues of $11.4 million partially offset by a change in product mix of $0.3 million and an increase in operating expenses of $0.2 million. During the 2004 period we emphasized sales of systems characterized by higher revenues, and lower gross margin, per unit. We expect to continue pursuing this strategy.

For the nine months ended September 30, 2004, operating income increased by more than $5.3 million, or 113.0%, as compared to the same period in the prior fiscal year. The increase of $5.3 million was mainly due to approximately $8.2 million of additional operating income resulting from additional revenues of $32.9 million partially offset by a change in product mix of $2.6 million resulting from the strategy discussed above and an increase in operating expenses of $0.3 million.

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

For the three months ended September 30, 2004, operating income decreased by $0.1 million, or 7.5%, as compared to the same period in the prior fiscal year. The decrease of $0.1 million was due primarily to a change in product mix of $0.1 million resulting from the strategy discussed above.

For the nine months ended September 30, 2004, operating income increased by more than $0.7 million, or 28.8%, as compared to the same period in the prior fiscal year. The increase of $0.7 million was due primarily to approximately $0.2 million of additional operating income resulting from additional revenues of $0.7 million, additional profit of $0.4 million due to a favorable change in product mix, and reduced operating expenses of approximately $0.1 million.

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

Interest Expense. Net interest expense for the three months ended September 30, 2004 was approximately $1.5 million compared to net interest expense of approximately $1.6 million for the corresponding period of 2003, or a decrease of $0.1 million, or 3.1%. For the nine months ended September 30, 2004, interest expense was $4.2 million, which is $1.4 million greater than interest expense recorded in the corresponding period of 2003. These increases are attributed to the increase of our interest bearing debt increasing from approximately $15.6 million at June 30, 2003 to approximately $29.5 million at September 30, 2004. In July 2003, we replaced the Bank of America debt with the LaSalle senior debt of $12.0 million and the subordinated Bison debt for $20.0 million. Interest costs for the first nine months of 2004 for the Bison and the LaSalle loans were approximately $3.7 million and $0.5 million, respectively. The applicable interest rates on these loans as of September 30, 2004 are 17.25% on the Bison subordinated debt and 5.50% on the LaSalle credit facility.

On October 25, 2004, we announced our intention to acquire the remaining 50% equity interest in BRC before December 31, 2004 and also to prepay the Bison senior subordinated promissory note plus accrued capitalized interest and a prepayment penalty in the total amount of approximately $22.0 million. We expect that a new loan agreement with a wholly owned subsidiary of BRC, which, along with capital from our planned equity offering, would effectively replace the Bison loan at more favorable terms. If we are successful in completing these transactions as expected and according to schedule, we believe that interest costs during 2005 will be less than 2004.

Income in Unconsolidated Affiliates. On July 22, 2003, we completed the 50% acquisition of BRC. We use the equity method of accounting to report our share of the unconsolidated results of BRC into our consolidated financial results. We recorded a benefit of approximately $0.6 million in the third quarter of 2004 corresponding to our share of BRC’s net income for the quarter. For the nine months ended September 30, 2004, we recognized a benefit of approximately $1.2 million associated with BRC. In addition, we recognized amortization expense during the three and nine month periods ended September 30, 2004 of approximately $0.1 million and $0.3 million, respectively, associated with our share of the excess of the fair value of the assets acquired and liabilities assumed over the carrying value of BRC at the time of our acquisition of BRC according to the purchase method of accounting for business combinations.

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

We currently are party to two significant credit agreements:

•	an asset-based lending facility with LaSalle Business Credit, LLC, dated July 28, 2003 and amended as of March 12, 2004 and June 30, 2004. This revolving credit facility carries an interest rate equal to prime plus 1.0%, which amounted to 5.5% per annum as of September 30, 2004, and has a borrowing limit equal to the total of 85% of our eligible accounts receivable plus the lesser of $6,000,000 or 60% of our eligible inventory as measured from time to time, subject to reasonable reserves established by LaSalle in its discretion, and carries a maximum borrowing limit of $12.0 million. This lender has a senior security interest in substantially all of our assets located in the United States. At September 30, 2004 our outstanding balance under this loan agreement was $9.7 million, and our maximum available borrowing amount based on eligible accounts receivable and eligible inventory as of that date was $10.5 million, which left actual available borrowing capacity of $800,000 as of that date. This loan matures on July 28, 2007.

•

a senior subordinated secured note issued to Bison Capital Structured Equity Partners, LLC, which has a principal face amount of $20.0 million and was issued at a discount such that the gross proceeds on sale of the note were $17.3 million. The discount amount of $2.7 million is accounted for as a loan discount and is being amortized to interest expense over the term of the loan. The senior subordinated secured note matures on July 22, 2007 and bears a prepayment premium of 105% of the outstanding principal amount, plus accrued interest, if retired on or before May 1, 2005. At September 30, 2004, this note bore interest at a rate of 17.25%. The Bison note is secured by a pledge of

65% of the stock of our foreign subsidiaries. As of September 30, 2004 approximately $18.5 million was outstanding under the senior subordinated secured note. The consummation of the BRC acquisition is conditioned upon our retirement of this loan. If that loan were to be retired as of December 31, 2004, we would be required under United States generally accepted accounting principles to recognize a charge in the fourth quarter of 2004 in an amount equal to the prepayment premium, which amounts to $1.0 million, plus the amount of the unamortized portion of the loan discount, which currently amounts to $2.1 million, plus other unamortized deferred charges totaling $3.5 million associated with this loan. Following these charges, which total approximately $6.6 million, management expects a reduction in interest expense totaling approximately $1.0 million per quarter. At December 31, 2003 and at June 30, 2004, we were in default on the Bison loan for not meeting certain financial measurement covenants at the end of the fourth quarter of 2003 and at April 30, 2004. We obtained waivers of the covenants at December 31, 2003 and at June 30, 2004, and for certain covenant amendments for the remainder of 2004. As of September 30, 2004 we are in compliance with the revised covenant agreement, dated March 12, 2004.

At December 31, 2003, March 31, 2004, and from April 30, 2004 through June 30, 2004, we were in default on the LaSalle loan for not meeting certain financial measurement covenants at each of these dates. We paid LaSalle amendment fees in aggregate of $85,000 and obtained waivers of these events of covenant noncompliance at December 31, 2003, May 7, 2004 and at June 30, 2004. We are currently paying a rate of interest at prime plus 1%, which at September 30, 2004 was equal to 5.50%. In October 2004, we concluded negotiations with LaSalle and executed an agreement, effective June 30, 2004, which revised the financial covenants to be more consistent with our business projections through the end of the term of the loan in 2006. As of September 30, 2004, we are in compliance with the terms and conditions of the loan agreement, as amended.

Since January 1, 2004 we have not been in compliance with the original minimum consolidated EBITDA and consolidated leverage ratio coverage covenants of our senior subordinated secured notes with Bison. During the first quarter of 2004 we obtained from the noteholder a waiver of the breach of the covenants, and amended the covenants to reflect a more conservative projection of our financial performance. We are currently, and have been in compliance with the amended covenants. The noteholder also agreed to refrain from accelerating the debt in connection with such covenant defaults through January 1, 2005. However, the terms of the waiver and amendment provide that, so long as we remain out of compliance with the original loan covenants, we would be required to pay the default rate of interest, which increased from 11.25% to an initial default rate of 14.25% and subsequently to 17.25% as of September 30, 2004. The maximum interest rate chargeable during an event of default under the waiver and amendment is 18.75%. Also under the terms of our amendment, we must comply with the original loan covenants beginning January 1, 2005. Because the senior secured notes contain cross default provisions with the LaSalle loan, we obtained waivers from Bison in connection with the defaults on our LaSalle Loan described above.

During June 2004, our Mexican subsidiary utilized an existing factoring agreement, with recourse, with Heller Financial in which we received proceeds of approximately $0.9 million. We accounted for this transaction as a secured financing agreement in which we are obligated to repay Heller Financial $0.9 million plus accrued interest by October 2004 in the event that the factored receivables are not settled. As of September 30, 2004, we owed approximately $0.3 million under this factoring agreement. During October 2004, we settled the remaining balance in full.

Our ratio of current assets to current liabilities was 1.9:1.0 at September 30, 2004 and 2.0:1.0 at December 31, 2003. At September 30, 2004, our total working capital had increased by $3.0 million to $25.1 million from $22.1 million at December 31, 2003. Changes in current assets consist primarily of a $13.0 million increase in accounts receivable associated with the $34.6 million increase in revenue for the first nine months of 2004 over the same period of 2003 offset by a decline of $2.7 million in cash. Changes in current liabilities consist of increases in accounts payable and lines of credit of $1.2 million and $4.7 million, respectively.

Net cash used by operating activities for the nine months ended September 30, 2004 was $6.5 million, compared to $1.2 million provided by operations for the nine months ended September 30, 2003. The cash flow used by operating activities for the nine months ended September 30, 2004 of $6.5 million resulted primarily from net income of $2.0 million, adjusted for non-cash charges against income for depreciation and amortization of $3.2 million and the non-cash effect of the capitalized interest expense related to the Bison loan of $0.6 million, offset by minority interests in consolidated earnings of subsidiaries of $0.2 million and by our share in income of unconsolidated affiliates of $1.1 million. Changes in working capital that positively affected cash flows were an increase of accounts payable of $1.1 million, a decrease in inventories of $1.0 million, a decrease in deferred income tax of $0.5 million and an increase in accrued expenses of $0.3 million, offset entirely by negative cash flows of $13.2 million and $0.8 million associated with increases of accounts receivable and other assets, respectively. For the comparable nine months ended September 30, 2003, cash provided by operating activities was $1.2 million consisting of net loss of $1.0 million, adjusted favorably for non-cash charges for minority interest in consolidated subsidiaries of $0.5 million, depreciation expense of $2.5 million and share in equity of unconsolidated affiliate of $0.3 million. Working capital changes that negatively affected cash were increases in deferred income taxes, accounts receivable and other assets totaling $7.4 million offset largely by positive effects on cash flow totaling $6.2 million for increases in accounts payable and accrued expenses, offset by decreases in inventory.

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

Net cash provided by financing activities for the nine months ended September 30, 2004 was $5.5 million or a decrease of $7.1 million from $12.6 million used in financing activities in the nine months ended September 30, 2003. This increase was due primarily to the $4.5 million increase in borrowings under the LaSalle and Heller lines of credit and proceeds of $0.2 million from the exercise of stock options. During the same period of 2003, cash provided by financing activities totaling $12.6 million consisted primarily of the proceeds from the Bison loan made in July 2003 of $17.3 million, net proceeds from bridge loans totaling $2.1 million partially offset by $7.0 million in payments made to Bank of America to settle outstanding amounts under a loan agreement that was settled in July 2003.

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

We believe that our existing capital resources together with revenue from continuing operations should be sufficient to fund operations for at least the next 12 months. This assumes continued compliance with the provisions of our outstanding indebtedness. In addition, if the BRC acquisition is consummated, we expect that loans available through MTM, BRC’s operating subsidiary, in combination with an equity offering on which that transaction is conditioned, will be sufficient to fund such acquisition without depending on cash from continuing operations or from the company’s other credit arrangements.

For periods beyond 12 months, we may seek additional financing to fund future operations through future offerings of equity or debt securities or agreements with corporate partners and collaborators with respect to the development of our technologies and products, or to expand our business strategy to contemplate new technologies or products. We cannot assure you, however, that we will be able to obtain additional funds on acceptable terms, if at all.

Our cash requirements may vary materially from those now planned because of fluctuations in our sales volumes or margins or because of other factors identified in the section below entitled “Risk Factors”

Contractual Obligations and Commitments

The following table contains supplemental information regarding total contractual obligations as of September 30, 2004. The capital lease obligations are undiscounted and represent total minimum lease payments (in thousands of dollars).

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

RISK FACTORS

In addition to the other information contained in or incorporated by reference into this document, including the matters addressed under the caption “Forward-Looking Statements” on page 14, you should carefully consider the matters described below in determining whether to invest in our common stock.

Risks related to our non-compliance with certain Nasdaq National Market Qualitative Listing Requirements and federal securities laws.

Because we are not in compliance with the Nasdaq National Market requirement that we have a majority of independent directors, our stock may be delisted from Nasdaq.

Recently promulgated Nasdaq listing requirements, which became applicable to us on May 13, 2004, require that a majority of our board of directors be “independent directors” as that term is defined under Nasdaq rules. Specifically, our board of directors consists of six directors, three of whom are independent within the meaning of these rules. We have communicated to Nasdaq’s Listing Qualifications Department the fact that this circumstance represents noncompliance with applicable corporate governance rules and have indicated that, in accordance with the terms of the BRC acquisition, we plan to remedy such noncompliance by installing another independent director designated by the BRC founders at or prior to the closing of the BRC acquisition. We have not developed or submitted a plan for remedial action that would serve as an alternative if the BRC acquisition is not consummated. We have received no assurance that our plan will be acceptable to Nasdaq as a remedy for noncompliance or that Nasdaq will not initiate delisting procedures, either in advance of the closing of the BRC acquisition or if the BRC acquisition is not consummated. If our common stock is delisted, the price of our common stock would likely be materially and adversely affected and it may be difficult for you to sell our common stock at a favorable price, in volumes you might consider favorable, or at all.

Loans to one of our executive officers may have been amended in violation of Section 402 of the Sarbanes Oxley Act of 2002.

In December 2000 we lent Dale Rasmussen, our Senior Vice President and Secretary, $100,000. In September 2001, we lent to Mr. Rasmussen an additional $175,000. These loans were due and payable in full on July 31, 2002. The first loan was repaid in full on March 8, 2004, and approximately $215,000 remains outstanding on the second loan. As a result, the SEC may take the position that this loan is a violation of Section 402 of the Sarbanes Oxley Act of 2002.

Section 402 of the Sarbanes Oxley Act of 2002, which became effective on June 30, 2002, prohibits us from directly or indirectly extending or maintaining credit, arranging for the extension of credit, or renewing an extension of credit, in the form of a personal loan to or for any of our directors or executive officers. An extension of credit maintained by us on June 30, 2002 is not subject to these prohibitions so long as there is no renewal or material modification to any such loan after that date.

Because we did not recover the amounts due under these loans on or before their maturity date, we may be found to have materially modified or renewed Mr. Rasmussen’s loans after the effective date of Section 402. If the SEC were to institute proceedings to enforce a violation of this statute, or if one or more shareholders were to bring a lawsuit that this circumstance represents a breach of our directors’ fiduciary duties, we may become a party to litigation over these matters, and the outcome of such litigation (including criminal or civil sanctions by the SEC or damages in a civil lawsuit), alone or in addition to the costs of litigation, may materially and adversely affect our business.

We may be subject to regulatory scrutiny, and may sustain a loss of public confidence, if we are unable to satisfy regulatory requirements relating to internal controls over financial reporting.

Section 404 of the Sarbanes Oxley Act of 2002 requires all publicly traded companies to perform an evaluation of our internal control over financial reporting and have our auditors attest to such evaluation. This requirement must be implemented by us, and many other companies whose fiscal year ends on December 31, for the first time in connection with the preparation of our annual report for the year ending December 31, 2004. We have been actively preparing for the implementation of this requirement by, among other things, establishing an ongoing program to perform the system and process evaluation and testing necessary for compliance. While we anticipate that we will be able to comply on a timely basis with this requirement, unforeseen delays may occur which could prevent us from achieving timely compliance. If we fail to complete our evaluation on a timely basis and in a satisfactory manner, or if our auditors are unable to attest on a timely basis to the adequacy of our internal control, we may be subject to additional regulatory scrutiny and to a loss of public confidence in its internal control over financial reporting.

Risks related to our company

We currently have substantial debt which we may be unable to service.

We are highly leveraged and have significant debt service obligations. As of September 30, 2004, we had aggregate outstanding indebtedness of $39.7 million and total stockholders’ equity of $59.0 million. Our loan agreement with LaSalle Business Credit, LLC, has a maximum borrowing limit of $12 million, of which, based on our eligible accounts receivable and our eligible inventory as of September 30, 2004, approximately $10.5 million was available. Of that amount, $9.7 million was outstanding under the LaSalle loan agreement as of September 30, 2004. Our senior subordinated secured notes issued to Bison Capital Structured Equity Partners, LLC, have a current outstanding principal amount of $20.0 million, excluding capitalized interest of approximately $0.6 million and applicable prepayment penalties of $1 million. The annual interest rate on the Bison loan as of September 30, 2004 was 17.25%.

Our substantial debt subjects us to numerous risks, including the following:

•	we will be required to use a substantial portion of our cash flow from operations to pay interest on our debt, thereby reducing cash available to fund working capital, capital expenditures, strategic acquisitions, investments and alliances, and other general corporate requirements;

•	our leverage may increase our vulnerability to general economic downturns and adverse competitive and industry conditions and may place us at a competitive disadvantage compared to those of our competitors that are less leveraged;

•	our debt service obligations may limit our flexibility to plan for, or react to, changes in our business and in the industry in which we operate;

•	our level of debt may make it difficult for us to raise additional financing on satisfactory terms; and

•	if we do not comply with the financial and other restrictive covenants in our debt instruments, any such failure could, if not cured or waived, have a material adverse effect on our ability to fulfill our obligations and on our business or prospects generally, including the possibility that our lenders might foreclose on our assets.

Upon closing of the BRC acquisition, we expect to retire the senior subordinated secured notes and to pay approximately $1.0 million for a prepayment penalty, and to recognize an acceleration of deferred financing costs amounting to approximately $5.6 million, including the unamortized discount on the note of approximately $2.1 million. We expect the LaSalle senior credit facility to remain in effect after the closing. In addition, as of September 30, 2004, BRC had outstanding debt of approximately $1.2 million. We expect that M.T.M. Società a Responsibilità Limitata (“MTM”), a wholly owned subsidiary of BRC will incur an additional $13 million of indebtedness in connection with the BRC acquisition, and that MTM will lend to IMPCO up to $22 million. We also may directly or indirectly incur additional indebtedness in connection with the BRC acquisition or with our ongoing operations. Although management expects a substantial reduction in interest expense after the closing of the BRC acquisition as a result of the redemption of our senior subordinated notes, our loans after closing will continue to represent significant indebtedness and will impose substantial limitations on management’s ability to respond to changes in our operational circumstances or in the board’s strategic goals.

We have recently been in default under both of our primary debt facilities, are currently operating under amendments to our debt obligations, and we cannot assure you that we will be able to retire our indebtedness, to avoid events of default or noncompliance in the future, or to obtain subsequent amendments or if events of default were to occur.

At December 31, 2003, March 31, 2004, and from April 30, 2004 through June 30, 2004, we were in default on the LaSalle loan for not meeting certain financial measurement covenants at each of these dates. We paid LaSalle amendment fees in aggregate of $85,000 and obtained waivers of these events of covenant noncompliance on March 12, 2004, May 7, 2004 and June 30, 2004. We are currently paying a rate of interest at prime plus 1%, which at September 30, 2004 was equal to 5.50%. In October 2004, we concluded negotiations with LaSalle and executed an agreement, effective June 30, 2004, which revised the financial covenants to be more consistent with our business projections through the end of the term of the loan in 2006. As of September 30, 2004, we were in compliance with the terms and conditions of the loan agreement, as amended.

Since January 1, 2004 we have not been in compliance with the original minimum consolidated EBITDA and consolidated leverage ratio coverage covenants of our senior subordinated secured notes with Bison. During the first quarter of 2004 we obtained from the noteholder a waiver of the breach of the covenants, and amended the covenants to reflect a more conservative projection of our financial performance. We are currently, and have been in compliance with the amended covenants. The noteholder also agreed to refrain from accelerating the debt in connection with such covenant defaults through January 1, 2005. However, the terms of the waiver and amendment provide that, so long as we remain out of compliance with the original loan covenants, we would be required to pay the default rate of interest, which increased from 11.25% to an initial default rate of 14.25% and subsequently to 17.25% as of September 30, 2004. The maximum interest rate chargeable during an event of default under the waiver and amendment is 18.75%. Also under the terms of our amendment, we must comply with the original loan covenants beginning January 1, 2005. Because, the senior secured notes contain cross default provisions with the LaSalle loan, we obtained waivers from Bison in connection with the defaults on our LaSalle Loan described above.

The terms of our debt may severely limit our ability to plan for or respond to changes in our business.

Our debt agreements contain a number of restrictive covenants that impose significant operating and financial restrictions on our operations. Among other things, these restrictions limit our ability to:

•	incur liens or make negative pledges on our assets;

•	merge, consolidate, or sell our assets;

•	incur additional debt;

•	pay dividends, redeem capital stock or prepay other debt;

•	make investments and acquisitions;

•	make capital expenditures; or

•	amend our debt instruments and certain other material agreements.

Our debt also requires us to maintain specified financial ratios and meet specific financial tests. Our failure to comply with these covenants would result in events of default that, if not cured or waived, could result in us being required to repay these borrowings before their due date. We have in the past been in default under financial covenants in our loan documents, and we may lapse into noncompliance again. If we were unable to make a required repayment or refinance these borrowings, our lenders could foreclose on our assets. If we were unable to refinance these borrowings on favorable terms, our business could be adversely impacted.

We have a history of significant cash outflows that may limit our ability to grow and may materially and adversely impact our prospective revenues and liquidity.

Until recently, we have experienced operating losses and net cash outflows. At September 30, 2004, our cash and cash equivalents totaled approximately $6.7 million and our working capital was $25.1 million. We have experienced significant cash outflows in connection with our initial equity investment in BRC and to servicing our debt, and based upon our eligible accounts receivable and our eligible inventory as of September 30, 2004 our funds available for borrowing under our senior secured credit facility was approximately $800,000. As of September 30, 2004, we had total stockholders’ equity of $59 million and an accumulated deficit was $73 million. Our current cash position and upcoming cash obligations, including but not limited to cash we expect to expend for general and administrative expenses associated with the BRC acquisition and in connection with Sarbanes-Oxley Act compliance costs, especially if combined with stagnant or declining revenues, may force us to take steps such as personnel reductions or curtailment of growth as a means to manage our liquidity. Such measures could have an adverse impact on, our production capacity, our growth strategy, or other aspects of our business that might have a material adverse impact on results of operations. In some instances, these impacts may last beyond the term of the immediate cash shortfall.

Our business may be subject to product liability claims, which could be expensive and could divert management’s attention.

We face exposure to product liability claims if our products (or the equipment into which our products are incorporated) malfunction in a way that results or is alleged to have resulted in personal injury or death, death or property damage. We may be named in product liability actions even if there is no evidence that our systems or components caused a loss. Product liability claims could result in significant losses from defense costs or damages awards. The sale of systems and components entails a high risk of these claims. In addition, we may be required to participate in a recall involving these systems if any of our systems prove to be defective, or we may voluntarily initiate a recall or make payments related to such claims as a result of various industry or business practices or the need to maintain good customer relationships. Each of these actions would likely harm our reputation and lead to substantial expense. We cannot assure you that product liability insurance will be sufficient to cover all product liability claims, that such claims will not exceed our insurance coverage limits or that such insurance will continue to be available on commercially reasonable terms, if at all. Any product liability claim brought against us could have a material adverse effect on our reputation and business.

We may be subject to increased warranty claims.

In response to consumer demand, vehicle and industrial equipment manufacturers have been providing, and may continue to provide, increasingly longer warranty periods for their products, thus requiring their suppliers, such as us, to provide correspondingly longer product warranties. Due to the longer warranty periods, we could incur substantially greater warranty claims in the future. Moreover, we establish a reserve for warranty claims by taking a charge against earnings at the time that such earnings are recognized based on our historical claims experience. Our warranty expenses for the nine months ended September 30, 2004 and the twelve months ended December 31, 2003 was $23,000 and $396,000 respectively. Our warranty reserve at September 30, 2004 was $630,000. Our warranty expense is determined by examining revenues against our historical cost of warranty claims. These reserves necessarily involve estimates of future claims, and actual claims, the cost of resolving such claims, or both may exceed our estimates and may be greater than our established reserves. If that were to occur, we may experience increased warranty expenses which would adversely affect our net revenues.

We depend on our intellectual property, and our failure to protect that intellectual property could adversely affect our future growth and success.

We rely on patent, trademark, and copyright law, trade secret protection, and confidentiality and other agreements with our employees, customers, partners, and with the BRC founders and others to protect our intellectual property. However, much of our intellectual property is not covered by any patent or patent application and, despite our precautions, it may be possible for third parties to obtain and use our intellectual property without authorization and without affording us an adequate remedy.

We do not know whether any patents will be issued from our patent applications, or whether the scope of our issued patents is sufficiently broad to protect our technologies or processes. Moreover, patent applications and issued patents may be challenged or invalidated. We could incur substantial costs in prosecuting our patent applications or defending patent infringement suits that may arise. Furthermore, the laws of some foreign countries may not protect intellectual property rights to the same extent as do the laws of the United States. For instance, it may be difficult for us to enforce certain of our intellectual property rights against third parties who may have inappropriately acquired interests in our intellectual property rights by filing unauthorized patent or trademark applications in foreign countries to register rights that belong to us. This disparity in protection of intellectual property rights affects us significantly because we do a substantial portion of our business in international markets, particularly in developing countries where the issue is most acute.

As part of our confidentiality procedures, we generally have entered into non-disclosure agreements with our employees, consultants, and corporate partners and we have attempted to control access to and distribution of our technologies, documentation, and other proprietary information. Despite these procedures, third parties could copy or otherwise obtain and make unauthorized use of our technologies or independently develop similar technologies. The steps we have taken and that we may take in the future may not prevent misappropriation of our solutions or technologies, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States.

We cannot assure you that we will be successful in protecting our proprietary rights. Any infringement of our intellectual property rights could have an adverse effect on our ability to develop and sell successfully commercially competitive systems and components.

If third parties claim that our products infringe their intellectual property rights, we may be forced to expend significant financial resources and management time, and our operating results would suffer.

Third parties may claim that our products and systems infringe their patents or other intellectual property rights. Identifying third-party patent rights can be particularly difficult, especially since patent applications are not published until 18 months after their filing dates. If a competitor were to challenge our patents, or assert that our products or processes infringe its patent or other intellectual property rights, we could incur substantial litigation costs, be forced to design around their patents, which could be expensive, pay substantial damages, or even be forced to cease our operations. Third-party infringement claims, regardless of their outcome, would not only drain our financial resources, but also would divert the time and effort of our management and could result in our customers or potential customers deferring or limiting their purchase or use of the affected products or services until resolution of the litigation. Moreover, BRC is subject to a patent infringement lawsuit in Italian courts, and the costs associated with litigating that matter, as well as any potential damages awards, may have a material adverse effect on IMPCO’s consolidated net revenues if the BRC acquisition is consummated.

We depend on third-party suppliers for key materials and components for our products.

We have established relationships with third-party suppliers that provide materials and components for our products. A supplier’s failure to supply materials or components in a timely manner or to supply materials and components that meet our quality, quantity, or cost requirements, combined with a delay in our ability to obtain substitute sources for these materials and components in a timely manner or on terms acceptable to us, would harm our ability to manufacture our products or would significantly increase our production costs, either of which would negatively impact our results of operations and business. In addition, we rely on a limited number of suppliers for certain high quality IMPCO proprietary precision die cast parts as well as dress engines for use in our products, and approximately 70% of our raw materials are supplied by ten entities. We could incur significant changeover costs in the event that we are forced to utilize alternative suppliers.

Our business could be harmed if we fail to meet OEM specifications.

We offer integrated alternative fuel systems, which include tanks, brackets, electronics, software, and other components required to allow these products to operate in alternative fuel applications. We sell these products principally to original equipment manufacturer, or OEM, customers. Our OEM customers require that these products meet strict standards. Our compliance with these requirements has resulted in increased development, manufacturing, warranty and administrative costs. A significant increase in these costs could adversely affect our profitability. If we fail to meet OEM specifications on a timely basis, our relationships with OEMs may be harmed.

We may experience unionized labor disputes at OEM facilities.

As we become more dependent on vehicle conversion programs with OEMs, we will become increasingly dependent on OEM production and the associated labor forces at OEM sites. For the twelve months ended December 31, 2003 and the nine months ended September 30, 2004, direct OEM product sales accounted for 60% and 75% of our revenues, respectively. Labor unions represent most of the labor forces at OEM facilities. In the past, labor disputes have occurred at OEM facilities, which adversely impacted our direct OEM product sales. Such labor disputes are likely to occur in the future and, if so, will negatively impact our sales and profitability.

Adverse currency fluctuations may hinder our ability to economically procure key materials and services from overseas vendors and suppliers, and may affect our sales margins.

We have significant operating locations outside of the U.S. As result, we engage in business relationships and transactions that involve many different currencies. Exchange rates between our functional currencies (the U.S. dollar and the Euro) and the local currencies in these locations where we do business can vary unpredictably. These variations may have an affect on the prices we pay for key materials and services from overseas vendors in our functional currencies under agreements that are priced in local currencies. If exchange rates with local currencies decline, our effective costs for such materials and services would increase, adversely affecting our profitability.

We face risks associated with marketing, distributing, and servicing our products internationally.

In addition to the Unites States, we currently operate in Australia, Europe, India, Japan, and Mexico, and market our products and technologies in other international markets, including both industrialized and developing countries. During the nine month period ended September 30, 2004 approximately 57% of our revenues was derived from sales to customers located inside the United States and Canada, and the remaining 43% was derived from sales in Asia, Europe, and Latin America where economics and fuel availability make our products more competitive. Additionally, approximately 44% of our employees and 75% of our approximate 400 aftermarket distributors and dealers are located outside the United States and Canada. Our combined international operations are subject to various risks common to international activities, such as the following:

•	our ability to maintain good relations with our overseas employees and distributors and to collect amounts owed from our overseas customers;

•	expenses and administrative difficulties associated with maintaining a significant labor force outside the United States, including without limitation the need to comply with employment and tax laws and to adhere to the terms of real property leases and other financing arrangements in foreign nations;

•	exposure to currency fluctuations;

•	potential difficulties in enforcing contractual obligations and intellectual property rights;

•	complying with a wide variety of laws and regulations, including product certification, environmental, and import and export laws;

•	the challenges of operating in disparate geographies and cultures;

•	political and economic instability; and

•	difficulties collecting international accounts receivable.

We are dependent on certain key customers, and the loss of one or more customers could have a material adverse effect on our business.

A substantial portion of our business results from sales to certain key customers. During fiscal year 2003 and the nine-month period ended September 30, 2004, sales to those key customers accounted for 40% and 58% of our revenues, respectively. If several of these key customers were to reduce their orders substantially, we would suffer a decline in revenues and profits, and those declines may be material and adverse.

We derive income from unconsolidated foreign subsidiaries that we do not control.

A portion of our income is generated from the operations of unconsolidated foreign subsidiaries in which we hold minority interests. Although the agreements that govern our relationship with these entities provide us with some level of control over our investment, we do not have the ability to control their day to day operations or their management. As a result, we cannot be assured that these entities will remain profitable and continue to generate income for us.

We are highly dependent on certain key personnel.

Assuming the completion of the BRC acquisition, and particularly following Mr. Stemmler’s planned retirement in April 2006, we will be highly dependent on the services of Mariano Costamagna and of our Chief Operations Officer, Brad Garner. These two executives will be extensively involved in, or will directly or indirectly oversee, virtually every aspect of our day-to-day operations. Were we to lose the services of either or both of these executives, we would be at significant risk of declining revenue or net income.

Provisions of Delaware law and of our charter and bylaws may make it more difficult to take over our company, a fact that may reduce our stock price.

Provisions in our certificate of incorporation and bylaws and in the Delaware corporation law may make it difficult and expensive for a third party to pursue a tender offer, change in control, or takeover attempt that our management and board of directors oppose. Public stockholders that might desire to participate in one of these transactions may not have an opportunity to do so. We also have a staggered board of directors, which makes it difficult for stockholders to change the composition of the board of directors in any one year. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change in control or to change our management and board of directors.

We have a stockholder protection rights agreement that provides for a dividend of one right for each outstanding share of our common stock. Upon the occurrence of some events, including a person or entity’s acquisition of 15% or more of our common stock, each right will entitle the holder to purchase, at an exercise price of $45 per right, common stock with a market value equal to twice the exercise price, which could cause substantial dilution. The rights agreement may have the effect of deterring, delaying, or preventing a change in control that might otherwise be in the best interests of our stockholders.

Future sales of our common stock could adversely affect our stock price.

Substantial sales of our common stock, including shares issued upon exercise of our outstanding options and warrants, in the public market or the perception by the market that these sales could occur, could lower our stock price or make it difficult for us to raise additional equity. As of September 30, 2004, we had 18,616,649 shares of common stock issued and outstanding, excluding 41,464 shares issued but held by IMPCO as treasury stock. Of these shares, 17,231,522 shares are currently freely tradable and 1,385,127 shares, which otherwise are freely tradable, are subject to a lockup agreement that restricts their resale until certain dates in 2005 and 2006. The following table presents the relevant expiration dates and the number of shares as to which the lockup agreement expires:

Date	Number of Shares Available for Sale
February 1, 2005	460,601
August 1, 2005	460,601
February 1, 2006	463,925

As of September 30, 2004 up to 795,000 shares were issuable upon the exercise of warrants outstanding as of that date, all of which may be freely tradable upon exercise thereof. We expect to issue an additional 5,098,284 shares of common stock in connection with the BRC acquisition. Furthermore, as of September 30, 2004, up to 3,443,533 shares are issuable upon the exercise of options of which 1,091,259 are vested. Subject to applicable vesting and registration requirements, upon exercise of these options the underlying shares may be resold into the public market. In the case of outstanding options and warrants that have exercise prices less than the market price of our common stock from time to time, investors would experience dilution. We cannot predict if future sales of our common stock, or the availability of our common stock for sale, will harm the market price of our common stock or our ability to raise capital by offering equity securities.

Risks related to our industry

Our business is directly and significantly affected by changes in regulations relating to vehicle emissions. If current regulations are repealed or if the implementation of current regulations is suspended or delayed, our revenues may decrease. In addition, we rely on emissions regulations, the adoption of which is out of our control, to stimulate our growth.

Our business has fluctuated significantly as a result of regulation of vehicle emissions. For example, our 84% increase in revenue from U.S. operations during the period ended September 30, 2004 from the comparable 2003 period is attributable to the Environmental Protection Agency’s (EPA) recently promulgated regulations requiring strict emission certification requirements for nonroad spark-ignition engines over 19 KW (25 hp). If regulations relating to vehicle emissions are amended in a manner that may allow for less strict standards, or if the implementation of such standards is delayed or suspended, the demand for our products and services could diminish and our revenues could decrease. In addition, demand for our products and services may be adversely affected by the perception that emission regulations will be suspended or delayed.

We are subject to certification requirements and other regulations, and future more stringent regulations may impair our ability to market our products.

We must obtain product certification from governmental agencies, such as the Environmental Protection Agency and the California Air Resources Board, to sell certain of our products in the United States, and must obtain other product certification requirements in other countries. A significant portion of our future sales will depend upon sales of fuel management products that are certified to meet existing and future air quality and energy standards. We cannot assure you that our products will continue to meet these standards. The failure to comply with these certification requirements could result in the recall of our products or civil or criminal penalties.

Any new government regulation that affects our advanced fuel technologies, whether at the foreign, federal, state, or local level, including any regulations relating to installation and servicing of these systems, may increase our costs and the price of our systems. As a result, these regulations may have a negative impact on our revenues and profitability and thereby harm our business, prospects, results of operations, or financial condition.

Prevailing economic conditions and international dissension may disproportionately affect our business.

Because we depend heavily on sales to developing nations, the effects of continuing instability in the Middle East, as well as weaknesses in the U.S. and global economies, may cause our customers to delay orders, may result in interruptions in shipments to some customers or from some suppliers, or may have other effects that may decrease our revenues or increase our costs. These situations, whether alone or in combination with one or more risk factors discussed in this periodic report, may affect our business materially and adversely.

Declining oil prices may adversely affect the demand for our products.

In recent periods we believe our sales have been favorably impacted by increased consumer demand that we believe has been promoted by rising oil prices. Oil prices are highly volatile and have recently reached historically high levels. Reductions in oil prices may occur, and demand for our products could decline in the event of fluctuating, and particularly decreasing, market prices.

Changes in tax policies may reduce or eliminate the economic benefits that make our products attractive to consumers.

In some jurisdictions (like the United States), governments provide tax benefits for clean-air vehicles, including tax credits, rebates and reductions in applicable tax rates. In certain of our markets these benefits extend to vehicles powered by our systems. From time to time governments change tax policies in ways that affect benefits such as those for our customers. Further reductions or eliminations in these benefits may adversely affect our revenues.

The potential growth of the alternative fuel products market will have a significant impact on our business.

Our future success depends on the continued global expansion of the gaseous fuel industry. Many countries currently have limited or no infrastructure to deliver natural gas and propane. Major growth of the international markets for gaseous fuel vehicles is significantly dependent on international politics, governmental policies, and restrictions related to business management. In the United States, alternative fuels such as natural gas currently cannot be readily obtained by consumers for motor vehicle use, and only a small percentage of motor vehicles manufactured in 2003 for the United States were equipped to use alternative fuels. Users of gaseous fuel vehicles may not be able to obtain fuel conveniently and affordably, which may adversely affect the demand for our products. We do not expect this trend to improve in the United States in the foreseeable future. Our ability to attract customers and sell products successfully in the alternative fuel industry also depends significantly on the current price differential between liquid fuels and natural gas. We cannot assure you that the global market for gaseous fuel engines will expand broadly or, if it does, that it will result in increased sales of our fuel system products. In addition, we have designed many of our products for gaseous fuel vehicles powered by internal combustion engines, but not for gaseous power sources, such as electricity or alternate forms of power. If the major growth in the gaseous fuel market relates solely to those power sources, our revenues may not increase and may decline.

Developments in alternative fuel technologies will increase competition and may render our products obsolete.

Numerous research and development projects are underway in search of commercially viable alternative fuel products. These include ongoing projects funded by auto makers, oil companies and other enterprises that are substantially better capitalized than IMPCO. Among others, the development of “hybrid” automobiles, buses and industrial equipment recently have demonstrated substantial successes. We expect that the present environment of historically high oil prices will cause research on these projects to intensify. If competing technologies prove commercially viable, acceptance of our products may decline, which would adversely impact our revenues and, potentially, our ability to raise capital to finance our business.

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

(d) Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

none

Item 5.	Other Information

(a) None

(b) There have been no material changes in the procedures for shareholders to nominate directors to the board.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

The following documents are filed as exhibits to this Quarterly Report:

10.71	Second Amendment to Loan Agreement, Limited Waiver, and Consent, dated June 30, 2004.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished with this report in accordance with SEC Rel. No. 33-8238 (June 5, 2003))

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished with this report in accordance with SEC Rel. No. 33-8238 (June 5, 2003))

*	Previously filed with the Company’s Quarterly Report on Form 10-Q filed on November 9, 2004.
(b)	Reports on Form 8-K.

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

IMPCO TECHNOLOGIES, INC.

Date:	December 7, 2004	By:	/s/ NICKOLAI A. GERDE
Nickolai A. Gerde
Chief Financial Officer and Treasurer
[Authorized Signatory]