Form 10-K
period 2004-12-31
IMPCO TECHNOLOGIES INC
filed 2005-04-06
CIK 790708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of June 30, 2004, the end of the registrant’s most recent second fiscal quarter, was approximately $104.1 million based upon the closing sale price of the Registrant’s Common Stock on such date, as reported on the Nasdaq National Market.

As of March 31, 2005, the Registrant had 28,519,621 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be filed not later than 120 days after December 31, 2004 are incorporated by reference into Part III.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Statements about our plans, intentions and expectations are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and assumptions. We use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of these words and similar expressions to help identify forward-looking statements. These statements are not guarantees of future performance or courses of actions and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors” and elsewhere in this Annual Report. You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of the filing of this Annual Report.

PART I

Item 1.	Business.

Overview

We design, manufacture and supply alternative fuel products and systems to the transportation, industrial and power generation industries on a global basis. Our components and systems control the pressure and flow of gaseous alternative fuels, such as propane and natural gas, for use in internal combustion engines. Our products improve efficiency, enhance power output and reduce emissions by electronically sensing and regulating the proper proportion of fuel and air required by the internal combustion engine. We also provide engineering and systems integration services to address our individual customer requirements for product performance, durability and physical configuration. For more than 46 years, we have developed alternative fuel products. We supply our products and systems to the market place through a global distribution network of over 400 distributors and dealers in 55 countries and 100 original equipment manufacturers, or OEMs.

Customers use our components and systems on engines ranging from one to 4,000 horsepower. We provide gaseous fuel components, systems and certified gaseous fueled engines to the industrial transportation and the power generation markets.

We offer our products to a number of OEMs in the industrial, transportation and power generation industries of power systems that use clean burning gaseous fuels, which we believe decreases fuel costs, lessens dependence on crude oil and reduces harmful emissions in internal combustion engines. We offer an array and combination of common components to assemble fuel conversion kits and systems to these customers.

•	fuel delivery—pressure regulators, fuel injectors, flow control valves, and other components designed to control the pressure, flow and/or metering of gaseous fuels;

•	electronic controls—solid-state components and proprietary software that monitor and optimize fuel pressure and flow to meet manufacturers’ engine requirements;

•	gaseous fueled internal combustion engines—engines manufactured by OEMs that are integrated with our fuel delivery and electronic controls; and

•	systems integration—we also offer systems integration support to integrate the gaseous fuel storage, fuel delivery and/or electronic control components and sub-systems to meet OEM and aftermarket requirements.

Taxi companies, transit and shuttle bus companies, and delivery fleets of companies such as Coca-Cola, Frito-Lay, Pepsi Cola and United Parcel Service are among our most active customers. Small and large industrial engine users capitalize on the cost benefits of using alternative fuels and their low-pollutant capabilities. For example, forklift users often operate equipment indoors where toxic emissions are a concern. Because of the global price differential worldwide in favor of gaseous fuels compared to gasoline, their availability in third-world markets and their lower pollutants, the alternative fuel industry market potential is growing rapidly. As of December 31, 2004, approximately 45% of our revenue is derived from sales outside the United States.

We were incorporated in Delaware in 1985 after having provided automotive and alternative fuel solutions in a variety of organizational structures since 1959.

Our periodic and current reports, and any amendments to those reports, are available, free of charge, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission, or SEC, on our website: www.impco.ws. The information on our website is not incorporated by reference into this report.

Net consolidated revenues for the fiscal year ended December 31, 2004 were approximately $118.3 million with a net loss of approximately $14.2 million. As described below in more detail, we completed several material capital transactions in which we paid off a $20.0M loan to Bison Capital Structured Equity Partners, LLC (“Bison”); entered into a loan agreement with MTM, S.r.l. (“MTM”), a wholly owned subsidiary of B.R.C. Societá a Responsabilitá Limitata (“BRC”), an Italian company; completed a public equity offering for the sale of 4,600,000 shares of our common stock pursuant to a $60.0 million shelf registration statement; and completed our acquisition of the remaining 50% of the outstanding equity interest of BRC not currently held by us on March 31, 2005.

Recent Developments

Business Acquisition

In a series of related transactions between October 2, 2003 and July 29, 2003, we acquired 50% of BRC’s equity from two of its founders, Mariano Costamagna and Pier Antonio Costamagna. The aggregate price for the purchase of the initial 50% equity interest was $23.8 million. On October 22, 2004, we entered into an agreement to purchase the remaining 50% equity interest from those same individuals using a combination of cash and stock. The terms of the transaction include a cash payment of approximately $10.0 million and an issuance of 5,098,284 shares of our common stock. As of October 22, 2004, the date of the BRC acquisition agreement, the value of that consideration was approximately $37.6 million based on a stock price of approximately $5.40. Based on the last reported sale of our common stock as of March 24, 2005 of the value of the consideration to be received by the founders was approximately $36.3 million. On March 10, 2005, our stockholders approved the issuance of 5,098,284 shares of our common stock to be used as part of the purchase price for the acquisition of the 50% remaining ownership of BRC. The BRC purchase transaction was completed and closed on March 31, 2005.

On December 23, 2004 we entered a loan agreement with MTM pursuant to which we borrowed $22.0 million. The loan proceeds were used to retire all debts and related obligations we had incurred pursuant to a Securities Purchase Agreement dated July 18, 2003 with Bison. The MTM loan carries an interest rate equal to 3-month EURIBOR plus 1.5% per annum, which totaled approximately 3.7% as of December 31, 2004. The MTM loan matures on December 31, 2009 and will be repaid in quarterly installments beginning April 1, 2005, each payment in the amount of not less than $650,000 in the first two years, $800,000 in the third year, $1,000,000 in the fourth year and $1,150,000 in the final year, with a $5,000,000 “balloon payment” of the remaining unpaid principal and interest due on December 31, 2009. This loan may be accelerated in the event that any payment is not made within 15 days of the date when due, if the employment of Mariano Costamagna is terminated for any reason (with certain exceptions for termination upon Mr. Costamagna’s death), if we materially breach his employment agreement or upon written notice of any other default under the agreement. Using proceeds from the MTM loan, we repaid the Bison loan on December 30, 2004 in the amount of $20.0 million plus a prepayment penalty of $1.0 million. As a result of our prepayment, we are required under generally accepted accounting principles to take a charge to income representing the amount of the unamortized portion of the original issue discount and the unamortized issuance costs, which were approximately $2.0 million and $3.8 million, respectively. These charges, including the prepayment penalty of $1.0 million, were recognized as a loss on extinguishment of debt in the fourth quarter of 2004.

On February 4, 2005, we sold 4,000,000 shares of our common stock as part of a public offering to investors and realized net proceeds of approximately $20.6 million inclusive of approximately $1.0 million of issuance expenses. On February 11, 2005, the underwriters exercised their over-allotment option and we sold an additional 600,000 shares from which we received additional net proceeds of approximately $3.2 million. Approximately $10.0 million of the proceeds from the public offering were placed in an escrow account for use as partial consideration in the acquisition of the remaining 50% ownership of BRC.

Management Transition

Effective January 1, 2005, Mariano Costamagna, the principal executive officer of BRC became our new Chief Executive Officer, and on the same date, Mr. Robert Stemmler, the Chairman of the Board of Directors, resigned as our Chief Executive Officer. Robert Stemmler has been a director since May 1993 and the Chairman of the Board of Directors since June 1998. Mr. Stemmler also served as our President and Chief Financial Officer from May 1993 through December 31, 2004. Mr. Stemmler was a full time employee consultant to support the transition to a new CEO until March 17, 2005, when his consulting relationship was changed. A revision to the employee consulting agreement is now being prepared to re-define Mr. Stemmler’s consulting role.

Relocation of Research and Development Facility

On March 14, 2005, management announced its intention to relocate research and development activities to its Cerritos, California manufacturing facility and close the Seattle, Washington facility. Upon subsequent management review, the Company has revised its plans to include retaining certain research and development activities in the Seattle, Washington facility, reduce the allocation of space to support these activities and sublease a significant portion of the facility to offset operational costs. Retaining certain research and development activities enables the Company to continue to earn revenue for contracted services to customers, as well as potentially utilize this location for durability testing for new fuel systems to satisfy the scheduled 2007 EPA requirements. The Company intends to move a limited number of staff to its Cerritos facility, and may relocate certain equipment from the Seattle facility or purchase equipment to support their research and development activities. These two strategies are an integral part of the board approved transition plan associated with the purchase of BRC and the need to improve the effectiveness and reduce the costs of the research and development activities at both IMPCO and BRC.

Alternative Fuel Industry

Overview

Our business is focused on the alternative fuel industry. We believe three independent market factors—economics, energy independence and environmental concerns—are driving the growth of the market for alternative fuel technology. We believe the historic price differential between propane or natural gas and gasoline results in economic benefit to end users of alternative fuel technology. The price of alternative fuels such as natural gas or propane is typically 40% to 60% less than the price of gasoline. By converting a liquid fueled internal combustion engine to run on propane or natural gas, customers can capitalize on this fuel price differential. End-users may recoup the cost of the conversion within six to eighteen months, depending on the fuel cost disparity prevailing at the time. Transportation companies in various countries, including Australia, Mexico, India and China, are also taking advantage of these economics.

In addition to economic benefits to alternative fuels to end-users, some governments have sought to create a demand for alternative fuels in order to reduce their dependence on imported oil and reduce their unfavorable balance of payments by relying on their natural gas reserves. For example, we believe that the Indian, Pakistani and Chinese governments, rather than relying solely on imported gasoline and diesel fuel for their transportation needs, each promotes the use of natural gas in vehicles to free some of its oil production for export. Alternative fuel vehicles that operate on natural gas or propane can lessen the demand for gasoline.

Governmental emission regulations, which support the use of clean burning alternative fuels, are also expanding industry growth. Internal combustion engines are a major source of air pollution, which has led to increased government regulation and oversight on vehicle and industrial engine emissions. Most major international cities are experiencing significant pollution from gasoline and diesel emissions. These cities also have the largest concentrations of fleet operators, and many of these cities, particularly those outside the United States, are taking steps to reduce emissions, typically by implementing natural gas or propane-fueled vehicles. For example, in Mexico City, Milan and Rome and in India, the respective governments have taken steps such as prohibiting the use of certain vehicles on designated days of the week.

In the United States, legislative and administrative policies such as the Comprehensive National Energy Strategy, the Clean Air Act Amendments of 1990, the Energy Policy Act of 1992, and the Organization for Economic Cooperation and Development (OECD) Environmental Committee’s Report on Environmentally Sustainable Transport provide goals for energy efficiency, and coupled with the Environmental Protection Agency and the California Air Resource Board’s Large Spark Ignited Off-Highway Emission regulation for industrial equipment, afford strict emission standards and promote the development and implementation of alternative fuels and related technologies.

Markets

We are directly involved in two market segments transportation and industrial, which includes power generation equipment, which have seen growth in the use of clean-burning gaseous fuels due to the less harmful emissions effects of gaseous fuels and the cost advantage of gaseous fuels when compared to gasoline and diesel fuels.

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

Industrial.     Equipment such as forklifts, aerial platforms, sweepers, turf equipment, light-duty construction equipment, mobile wood-processing equipment and other mobile industrial equipment have long been workhorses of developed countries, and are a significant portion of our global activities. With developed countries such as the United States and the EU15 seeking a broader consensus on regulation of emission sources in an attempt to further reduce air pollution, many countries have and, we believe will continue to, legislate emission standards for this type of equipment.

With new emission regulations being imposed, these OEMs will require advanced technologies that permit the use of gaseous fuels in order to satisfy not only the regulation, but also the customers’ requirements for durability, performance and reliability. We have developed and are currently supplying a series of advanced technology alternative fuel systems to the industrial OEM market under the brand name Spectrum. We and our industrial brands focus on serving the market with fuel systems, services and emission certified engine packages.

With respect to the power generation industry, the World Energy Outlook 2002 projects the global primary energy demand will increase by 1.7% per year from 2000 to 2030, reaching 15.3 billion tons of oil equivalent. Even though the earth’s energy resources are adequate to meet this demand, the amount of investment that will be needed for these resources to be exploited is significantly higher than has occurred in the past. For example, investment needs in the power sector are expected to be almost three times larger over the coming three decades than over the last three. Investment in the oil industry will also have to rise sharply, as demand rises and the surplus capacity in crude oil production and refining that has characterized the industry since the 1970s is used up. Gaseous fuels such as propane and natural gas have significant reserves available worldwide which are less costly to refine compared to crude oil and have historically been less expensive than liquid fuels. Countries like China, for example, are actively developing their infrastructure to utilize their natural gas reserves rather than import liquid fuels.

Competitive Advantages

Industry participants compete on price, product performance and customer support.

We believe we have developed a technological leadership position in the alternative fuel industry based on our experience in designing, manufacturing and commercializing alternative fuel delivery products and components, our relationships with leading companies in transportation, power generation and industrial markets, our financial commitment to research and product development and our proven ability to develop and commercialize new products. We believe our competitive strengths include:

Strong Technological Base.    Over the past ten years, we have invested approximately $142.0 million in research and development. This investment, coupled with our history and experience in the alternative fuel industry, has provided us with a strong technology base for new product innovation for internal combustion engines, particularly in our industrial and power generation markets. Additionally, we believe our acquisition of BRC will expand our technology and product base in the transportation market. BRC has been developing, manufacturing and marketing alternative gaseous fuel products and systems for automobiles for more than 20 years and we believe is a leader in the transportation market for alternative fuel technology.

Strong Global Distribution and OEM Customer Relationships.    We have developed a distribution system of over 400 dealers and distributors in 55 countries around the world. In addition, we currently sell products to more than 100 OEM customers in domestic and international alternative fuel markets. To date, we have sold over four million fuel systems or sub-systems globally to our customers. We believe that the successful historic use of our products and our reputation as a leader in application development support for our customers provides a strong competitive position. In addition, BRC has developed a distribution system of over 100 distributors and dealers in over 20 countries. BRC also sells its products to over 30 automotive OEMs.

Extensive Manufacturing Experience.    We have more than four decades of experience in the manufacture, development and integration of alternative fuel technologies and products. We currently maintain manufacturing and production facilities in the United States, Europe, and Australia, which produce a broad range of components. The location of manufacturing plants in four continent enables the company to receive a low cost of good by global sourcing and to obtain low labor rates for realizing very competitive manufacturing costs. Additionally, supply of products to our global customers is superior to competition due to strategically located facilities. Our U.S., Australian and European facilities have achieved ISO-9001 or QS-9000 certification. QS-9000 is the common supplier quality standard for Chrysler Corporation, Ford Motor Company and General Motors. QS-9000 applies to suppliers of production materials, production and service parts, heat-treating, painting and plating and other finishing services. ISO-9000 is a set of three individual, but related, international standards on quality management and quality assurance. These three standards were developed to document effectively the quality controls necessary to maintain quality production of products. BRC has three manufacturing facilities in Italy and one in Brazil. All of such facilities are ISO qualified.

Established Systems Integration Expertise.    As more OEMs seek to reduce costs by outsourcing key tasks and reducing the number of suppliers, we have focused increasingly on capturing additional revenue opportunities by expanding our systems integration capabilities. In 1998, we established our Industrial Engine Systems business in Sterling Heights, Michigan, which provides systems integration of our low-emission products on engines that are subsequently sold to industrial OEMs. We believe that our systems integration expertise, together with our proprietary and patented technologies, give us a significant customer support advantage in the alternative fuel markets. BRC also has system integration experience in the automotive aftermarket and with OEMs and provide products and systems to enable their customers to convert to gaseous fuel. In addition, BRC also converts new vehicles to gaseous fuels for subsequent sale by automotive OEMs.

Positioned for Global Growth.    With seven foreign offices and over 400 distributors and dealers to sell our products and service our customers in more than 55 countries outside the United States, management believes that we are positioned to capitalize on global growth opportunities. We believe that the alternative fuel markets will grow dramatically internationally, particularly in China, India, and Southeast Asia, because of the existing urban pollution problems and economics that favor alternative fuels versus gasoline. Our purchase of BRC strengthens IMPCO’s global position by adding an additional 100 distributors and dealers in all 15 European nations, as well as ten Eastern European countries, and a number of developing countries including Brazil, Argentina, Chile, Australia, India, China, Thailand and South Korea.

Business Strategy

We believe that the successful execution of the following strategic objectives will enable us to maintain and expand our leadership position in the advanced fuel technologies industry.

Capitalize on IMPCO’s Strong Technology Leadership Position.    We believe we have a technology advantage due to our investment in research and development. Our investment has permitted us to develop and supply new technology and products to our target markets, and our management believes that these trends will continue to grow as liquid fossil fuels become increasingly scarce and expensive to develop. Our management also plans to develop new technologies, including the technology of BRC, and expand our product and system integration capabilities to an increasingly larger and more diversified customer base.

Migrate Revenue Base from Component Products to Complete Fuel Systems.    Historically, our revenues were derived exclusively from component parts. As part of its strategic business review, management recognized the need to further differentiate its product offering, and as such we now also develop and engineer complete fuel systems. These systems not only generate higher dollar revenues, but also result in additional future revenue streams such as engine controls and maintenance contracts. As of December 31, 2004, revenues derived from fuel systems were approximately 50% of our total revenues and were primarily in the industrial market. We believe the BRC acquisition, if completed, will enable the same system strategy to be expanded into the transportation market.

Focus on Advanced Fuel Delivery Technologies and Related Products.    We intend to focus on advanced electronic and fuel metering technologies and products. We plan to continue our research and product development in fuel delivery and electronic control systems for alternative fuels. We actively seek to establish joint development programs and strategic alliances with the major engine designers, manufacturers and industry leaders in these markets. After completion, the BRC acquisition will provide us with additional electronic and fuel metering technology.

Develop and Expand Key Industry Relationships.    We plan to utilize the successful technical and business relationships and reputation we have established worldwide with major industry leaders using alternative fuel products to enable us to establish and maintain strategic alliances, joint product development programs and joint ventures with these companies in our target markets. We will concentrate our efforts on broadening our OEM relationships in an effort to establish strong top-tier supplier positions based on our belief that OEMs will drive industry growth in the alternative fuel industry. After completion, the BRC acquisition will expand our industry relationships in the transportation market.

Expand and Broaden Systems Integration Expertise.    We expect to continue to broaden our capabilities to provide integration, testing, validation and manufacturing of our products and systems into the industrial transportation, and power generation markets. As more OEMs seek to reduce costs and shorten time to market by outsourcing key tasks and reducing numbers of suppliers, we are focused increasingly on capturing additional revenue opportunities by expanding into value-added services, such as systems integration. For example, we have established an industrial systems unit in Michigan to integrate our products into engines that will be sold to industrial OEMs, who in turn will install these engines into end products. After completion, the BRC acquisition will expand our product and system capabilities in the automotive transportation market.

Increase Bases of Business Operations and Distributor Network in High-Growth Global Regions.    We plan to expand our operating network in higher-growth regions, such as Asia, Europe and Latin America, to take advantage of significant growth opportunities that we believe exist in those areas. We intend to capitalize on these growth opportunities through acquisitions and joint ventures, strengthening of our distributor network and developing key local business and governmental support and recognition. Additionally, we believe that working with local governments and establishing joint ventures with local businesses is essential to expanding into international markets. Our purchase of BRC further expands our presence in the European transportation market and will expand key industry relationships in the automotive transportation market.

Expand Our Global Manufacturing Operations.    We plan to expand our manufacturing operations in the United States by establishing manufacturing sites in low-cost locations with a continued focus on quality, timely delivery and operating efficiency. In addition, our management anticipates that the manufacturing strengths of BRC, coupled with the additional product volume management hopes to derive from the relationship, will result in productivity improvements.

Customers and Strategic Relationships

Our customers include some of the world’s largest OEMs and engine manufacturers, including Boss Manufacturing, Caterpillar, Clark, Cummins, Daewoo, Detroit Diesel, Ford Australia, GM Holden, Kohler, Komatsu, Mazda, Mitsubishi, Onan, Still and Toyota.

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

For the fiscal year ended December 31, 2004, the Company had sales to two customers that represent approximately 33% and 10.8%, respectively. During fiscal years 2003 and 2004, sales to key customers accounted for 40% and 56% of our revenue, respectively. If several of these key customers were to reduce their orders substantially, we would suffer a decline in revenue and profits, and those declines may be substantial.

Quantum Collaboration.    Our three-year agreement with Quantum provides that we will collaborate with Quantum to identify and conduct research and development programs of mutual interest. As part of those research and development activities, we may develop technology and products separately or jointly with Quantum. The agreement also allows us to acquire and sell into its alternative fuel markets Quantum’s advanced technology products, including compressed natural gas storage tanks, fuel injectors, in-tank regulators and other products, for use in automotive, bus and truck and industrial aftermarket applications and in the bus and truck and industrial OEM markets. For jointly developed products, Quantum and we will jointly own any patent or other intellectual property rights and will issue royalty-free cross licenses covering our respective markets. For separately developed products, each party will grant the other a right to sell the affected products in their respective markets. The developing party will retain sole intellectual property ownership. There was no significant transactions under this agreement during the year.

Products and Services

Our products include gaseous fuel regulators, fuel shut-off valves, fuel delivery systems, complete engine systems, and electronic controls for use in internal combustion engines for the transportation, industrial, and power generation markets. In addition to these core products, which we manufacture, we also design, assemble and market ancillary components required for complete systems operation on alternative fuels.

All of our products are designed, tested and validated in accordance with our own internal requirements, as well as tested and certified with major regulatory and safety agencies throughout the world, including Underwriters Laboratories in North America and TÜV in Europe. The following table describes the features of our products:

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

Fuel Shut-Off

•      Mechanically or electronically shuts off fuel supply to the regulator and engine

•      Available for low-pressure vapor natural gas and high-pressure liquid propane

•      Designs also incorporate standard fuel filtration to ensure system reliability

Electronics & Controls	• Provides closed loop fuel control, allowing integration with existing sensors to ensure low emissions • Integrates gaseous fuel systems with existing engine management functions

Engine-Fuel Delivery Systems	• Turnkey kits for a variety of engine sizes and applications • Customized applications interface per customer requirements

Full Systems

•      Complete vehicle and equipment systems for aftermarket conversion

•      Complete engine and vehicle management systems for heavy-duty engine on-highway truck and bus operation on natural gas

•      Complete engine and vehicle management systems for off-highway and industrial engines used for material handling, pumping and industrial applications

We have developed capabilities which we use to develop a broad range of products to satisfy our customers needs and applications. These capabilities/applications fall into the following categories:

Capabilities	Applications
Design and Systems Integration

•      Strong team of applications engineers for component, system and engine level exercises providing support to customers in the application of our gaseous fuel products

•      Applications engineering services for whole vehicle/machine integration outside of our products

•      Full three dimensional design modeling and component rapid prototyping services

Capabilities	Applications

Certification

•      Certification of component products and services in line with the requirements of California Air Resources Board for off-highway engines

•      Provide customers with the required tools to manage in-field traceability and other requirements beyond initial emission compliance

Testing and Validation	• Component endurance testing • Component thermal and flow performance cycling • Engine and vehicle testing and evaluation for performance and emissions

Sub-System Assembly	• Pre-assembled modules for direct delivery to customers’ production lines • Sourcing and integrating second and third tier supplier components

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

Service Parts and Warranty Support

•      Access to service parts network, along with direct support in development of customers’ own internal service parts programs and procedures

•      Warranty and replacement services for our customers worldwide

Sales and Distribution

We sell products through a worldwide network encompassing more than 400 distributors and dealers in over 55 countries and through a sales force that develops sales with OEMs and large end-users. Our operations focus on OEM and aftermarket customers in the transportation, industrial, and power generation markets. Of these markets, we believe that the greatest potential for immediate growth is in the Latin America and Asia Pacific regions in the transportation OEM and aftermarket and in North America in the industrial OEM and aftermarket.

For the fiscal year ended December 31, 2004, sales to distributors (including company-owned distributors) accounted for 32% of our net revenue and sales to OEM customers accounted for approximately 68% of our net revenue. During the fiscal year ending December 31, 2003, sales to distributors accounted for 45% of our net revenue and sales to OEM customers accounted for 55% of net revenues.

Distributors generally service the aftermarket business of the conversion of liquid fueled engines to gaseous fuels, and small-volume OEMs and are generally specialized and privately owned enterprises. Many domestic distributors have been our customers for more than 30 years, and many of our export distributors have been our customers for more than 20 years.

For fiscal years 2003 and 2004, sales of products used in vehicle conversion programs by OEMs accounted for 60% and 68% of our revenues, respectively.

Our International Operations segment, which consists of our subsidiaries located in Europe, Australia, Japan, and India, has sales, application and market development and technical service capabilities. Information regarding the revenues, income and assets of each of our two segments, U.S. Operations and International Operations, and regarding our revenues and assets by geographic area is included in Note 11 to the consolidated financial statements.

Manufacturing

We manufacture and assemble products at our facilities in Cerritos, California, Sterling Heights, Michigan and at our international facilities. Current manufacturing operations consist primarily of mechanical assembly and light machining. We rely on outside suppliers for parts and components and obtain components for products from a variety of domestic and foreign automotive and electronics suppliers, die casters, stamping operations, specialized diaphragm manufacturers and machine shops. For the fiscal year ended December 31, 2004, ten suppliers accounted for approximately 61% of our raw material purchases. During our fiscal years ended December 31, 2004 and 2003, the eight month transition period ended December 31, 2002, and the fiscal year ended April 30, 2002, General Motors Corporation, and affiliates of General Motors, accounted for approximately 41%, 33%, 12% and 9% respectively, of purchases. During our fiscal years ended December 31, 2004 and 2003, the eight month transition period ended December 31, 2002, and the fiscal year ended April 30, 2002, Rangers Die Casting Company, accounted for approximately 4%, 7%, 8% and 8% respectively, of purchases.

Material costs and machined die cast aluminum parts represent the major components of cost of sales. Coordination with suppliers for quality control and timely shipments is a high priority to maximize inventory management. We use a computerized material requirement planning system to schedule material flow and balance the competing demands of timely shipments, productivity and inventory management. All of our U.S. manufacturing facilities are ISO-9001 certified.

Research and Development

Our research and development facility near Seattle, Washington will be used primarily for the research and development of systems and products that support the use of gaseous fuels in internal combustion engines. This facility has sophisticated, state-of-the-art research laboratories, emissions control equipment, and testing equipment. Our research and development is focused on fuel delivery and electronic control systems and products for motor vehicles, engines, forklifts, stationary engines and small industrial engines.

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

We conduct alternative fuel application development at the following facilities:

•	Cerritos, California for the power generation market;

•	Seattle, Washington for the transportation market;

•	Sterling Heights, Michigan for the industrial market.

•	Rijswijk, Holland for the industrial and transportation market;

•	Cheltenham, Australia for the transportation market; and

•	Gurgaon, India for the transportation and power generation markets.

On March 14, 2005 management announced its intention to relocate research and development activities to its Cerritos, California manufacturing facility and close the Seattle, Washington facility. Upon subsequent management review, the Company has revised its plans to include retaining certain research and development activities in the Seattle, Washington facility, reduce the allocation of space to support these activities and sublease a significant portion of the facility to offset operational costs. Retaining certain research and development activities enables the Company to continue to earn revenue for contracted services to customers, as well as potentially utilize this location for durability testing for new fuel systems to satisfy the scheduled 2007 EPA requirements. The Company intends to move a limited number of staff to its Cerritos facility, and may relocate certain equipment from the Seattle facility or purchase equipment to support their research and development activities. These two strategies are an integral part of the board approved transition plan associated with the purchase of BRC and the need to improve the effectiveness and reduce the costs of the research and development activities at both IMPCO and BRC.

Competition

Our key competitors in gaseous fuel delivery products, accessory components and engine conversions markets include Landi Group, Lovato, OMVL and Tartarini located in Europe, Aisan and Nikki in Japan and GFI in the United States and Europe, which together with us account for a majority of the world market for alternative fuel products and services. In the future, we may face competition from traditional automotive component suppliers, such as Bosch, Delphi, Siemens and Visteon, and from motor vehicle OEMs that develop fuel systems internally. Industry participants compete on price, product performance and customer support. The Company believes we have approximately 50% market share in the overall alternative fuels market.

Product Certification

We must obtain emission compliance certification from the Environmental Protection Agency to sell certain of our products in the United States and from the California Air

Resources Board to sell certain products in California. Each car, truck or van sold in the U.S. market must be certified by the Environmental Protection Agency before it can be introduced into commerce, and its products must meet component, subsystem and system level durability, emission, refueling and various idle tests. In California, both on-road and off-road vehicles have emission compliance regulation. We have also obtained international emissions compliance certification in Argentina, Australia, Brazil, Canada, Chile, Europe and Mexico.

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

Backlog

As of March 22, 2005, our backlog for our products was $19.6 million, as compared to $32.0 million on March 8, 2004 and $13.5 million on February 28, 2003. We measure backlog for our product sales from the time orders become irrevocable, which generally occurs 90 days prior to the planned delivery date. We expect to fill all of the backlog orders during fiscal year 2005.

Employees

As of March 24, 2005, we employed approximately 721 persons including those employed by our unconsolidated affiliates in India, Mexico and Italy. Of these employees, approximately 194 were employed in U.S. Operations and 527 were employed in International Operations. None of our employees (except those that are also BRC employees) are represented in a collective bargaining agreement. Management considers our relations with our employees to be good.

Intellectual Property

We currently rely primarily on patent and trade secret laws to protect our intellectual property. We currently have 13 U.S. patents and 26 foreign patents issued. Our U.S. patents began expiring in October 2002 and will expire on various dates until May 2020. We do not expect the expiration of our patents to have a material affect on our revenues.

We also rely on a combination of trademark, trade secret and other intellectual property laws and various contract rights to protect our proprietary rights. However, we cannot be sure that these intellectual property rights provide sufficient protection from competition. We believe that copyright, trademark and trade secret protection are less significant than our patents.

Item 2.	Properties.

Facilities

Our executive offices and our Gaseous Fuel Products division are located in Cerritos, California. We currently lease additional manufacturing, research and development and general office facilities, under leases expiring between 2007 and 2011, in the following locations set forth below:

Location	Principal Uses	Square Footage
Cerritos, California	Corporate offices; manufacturing; design, development and testing	105,000

Sterling Heights, Michigan	Sales, marketing application, development and assembly	78,000

Seattle, Washington	Research and development	26,000

Rijswijk, Holland	Sales, marketing application, development and assembly	16,000

Cheltenham, Australia	Sales, marketing application, development and assembly	15,000

Sydney, Australia	Sales, marketing and assembly	7,500

Gurgaon, India**	Sales, marketing application, development and assembly	18,000

Fukuoka, Japan	Sales, marketing and assembly	4,000

Cherasco, Italy*	Sales, marketing application, development and assembly	237,600

Manaus, Brazil*	Assembly	145,000

* The Cherasco, Italy and Manaus, Brazil facilities are leased and operated by our unconsolidated subsidiary, BRC

**The Gurgaon, India facility is used by our 50% owned and unconsolidated Minda IMPCO Limited joint venture.

We also lease nominal amounts of office space in Australia, France and the United Kingdom. We believe our facilities are presently adequate for our current core product manufacturing operations and OEM development programs and production.

Item 3.	Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of the ordinary course of our business. We are not a party to, and to our knowledge there are not threatened, any claims or actions against us, the ultimate disposition of which would have a material adverse effect on us. MTM is a defendant in a lawsuit brought by ICOM, S.r.l. (“ICOM”), filed in the local court at Milan, Italy. That lawsuit initially sought injunctive relief and damages for infringement of ICOM’s alleged exclusive rights to sell ring-style gaseous fuel tanks in Italy. The trial court initially denied the plaintiff’s motion for injunctive relief and subsequently denied the plaintiff’s damages claims. The case remains on appeal, and BRC’s management has indicated they believe the plaintiff’s claims are without merit.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted for the vote or approval of our security holders during the quarter ended December 31, 2004.

On March 10, 2005 at a special meeting, our stockholders approved the acquisition by IMPCO of the remaining 50% ownership in BRC pursuant to the Equity Purchase Agreement dated October 22, 2004, and the related transactions described in the proxy statement/prospectus. The BRC purchase transaction was completed and closed on March 31, 2005.

PART II

Item 5.	Market for Company’s Common Equity and Related Stockholder Matters.

Our common stock is traded on the Nasdaq National Market under the symbol “IMCO.” The following table sets forth, for the periods indicated, the high and low sale prices of our common stock as reported on the Nasdaq National Market. Bid quotations reflect inter-dealer prices, without adjustments for mark-ups, mark-downs, or commissions, and may not necessarily represent actual transactions.

	High	Low
Fiscal Year Ended December 31, 2003
First Quarter	$4.65	$2.01
Second Quarter	$6.15	$1.85
Third Quarter	$8.33	$5.20
Fourth Quarter	$8.82	$6.19
Fiscal Year Ended December 31, 2004
First Quarter	$9.50	$4.25
Second Quarter	$6.70	$4.45
Third Quarter	$6.85	$4.13
Fourth Quarter	$7.55	$4.87

As of March 24, 2005, there were approximately 550 holders of record of our common stock.

Dividend Policy

We have not recently declared or paid dividends on our common stock, including during the past two fiscal years, and we currently expect to retain any earnings for reinvestment in our business. Accordingly, we do not expect to pay dividends in the foreseeable future. The timing and amount of any future dividends is determined by our board of directors and will depend on our earnings, cash requirements and the financial condition and other factors deemed relevant by our board of directors. Our senior credit facility currently prohibits declaring or paying dividends.

The following table sets forth repurchases of the Company’s common stock during the fourth quarter 2004 on behalf of the Company’s Deferred Compensation Plan.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May yet be Purchase under the Plans or Programs
October 1st to 31st, 2004	—		$—	N/A	N/A
November 1st to 30th, 2004	23,989	*	$6.01	N/A	N/A
December 1st – 31st, 2004	4,223	*	$5.67	N/A	N/A

Total	28,212		$5.96	N/A	N/A

*	These purchases were made in order to provide for the Company’s obligations under the Deferred Compensation Plan. These purchases were made in the open market.

Item 6.	Selected Financial Data.

The following selected financial information for the fiscal years ended April 30, 2000, 2001 and 2002, the eight months ended December 31, 2002 and the fiscal years ended December 31, 2003 and 2004 is derived from our audited consolidated financial statements. The financial data below should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein. The financial results of Quantum Fuel Systems Worldwide, Inc. (“Quantum”) are shown below as a loss on discontinued operation, net of tax.

	Fiscal Year Ended April 30,			Eight Months Ended December 31,		Fiscal Year Ended December 31,	Fiscal Year Ended December 31,
	2000	2001	2002	2001	2002	2003	2004
Statement of Operations:
Revenue	$90,475	$80,539	$67,676	$45,707	$46,421	$74,740	$118,292
Cost and expenses:
Cost of sales	54,718	49,499	44,542	29,185	33,071	51,780	91,554
Research and development expense	2,620	5,870	5,856	3,712	2,635	3,803	4,634
Selling, general and administrative	17,849	18,562	19,676	13,075	11,922	19,638	20,331
Impairment loss-goodwill	—	—	—	—	—	—	1,328
Operating income (loss)	15,289	6,610	(2,399)	(266)	(1,207)	(481)	445
Loss on extinguishment of debt	—	—	—	—	—	—	6,752
Interest expense	1,524	1,088	1,164	933	995	4,039	5,507
Interest income	82	1,309	236	112	112	—	—
Income (loss) from continuing operations (net of tax) (2)	10,033	3,674	(2,220)	(908)	(25,279)	(6,900)	(14,249)
Loss on discontinued operation (net of tax)	(6,968)	(16,777)	(25,016)	(17,908)	(3,115)	—	—
Net income (loss)	3,065	(13,103)	(27,237)	(18,816)	(28,394)	(6,900)	(14,249)
Dividends on preferred stock	—	—	—	—	—
Net income (loss) applicable to common stock	$3,065	$(13,103)	$(27,237)	$(18,816)	$(28,394)	$(6,900)	$(14,249)
Net income (loss) per share (1):
Basic:
Income (loss) from continuing operations	$1.18	$0.37	$(0.20)	$(0.09)	$(1.76)	$(0.41)	$(0.77)
Loss from discontinued operation	$(0.82)	$(1.69)	$(2.25)	$(1.71)	$(0.22)	$—	$—
Net income (loss)	$0.36	$(1.32)	$(2.45)	$(1.80)	$(1.98)	$(0.41)	$(0.77)
Diluted:
Income (loss) from continuing operations	$1.09	$0.33	$(0.20)	$(0.09)	$(1.76)	$(0.41)	$(0.77)
Loss from discontinued operations	$(0.76)	$(1.52)	$(2.25)	$(1.71)	$(0.22)	$—	$—
Net income (loss)	$0.33	$(1.19)	$(2.45)	$(1.80)	$(1.98)	$(0.41)	$(0.77)
Number of shares used in per share computation (1):
Basic	8,489	9,935	11,098	10,445	14,376	16,643	18,608
Diluted	9,232	11,049	11,098	10,445	14,376	16,643	18,608
Balance Sheet Data:
Total current assets	$73,385	$79,636	$61,825	$60,439	$35,243	$44,129	$43,978
Total assets	95,016	120,763	123,449	117,270	75,978	101,136	99,957
Total current liabilities	23,756	28,089	33,110	20,332	24,038	21,990	28,847
Long-term obligations	23,344	7,998	5,393	25,236	101	19,195	21,867
Stockholders’ equity	45,379	82,631	82,678	69,401	49,622	57,129	46,461

(1)	See Note 1 of the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K for an explanation of the method used to determine the number of shares used to compute net income (loss) per share.
(2)	Includes in the eight months ended December 31, 2002 a $24.0 million valuation allowance to establish a reserve for the deferred tax assets that are unlikely to be realized in the next three years (See “Critical Accounting Policies” beginning at p. 23 below).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion includes forward-looking statements about our business, financial condition, and results of operations, including discussions about management’s expectations both for our own business and for the business of our unconsolidated affiliate, BRC. These statements represent projections, beliefs and expectations based on current circumstances and conditions and in light of recent events and trends, and you should not construe these statements either as assurances of performances or as promises of a given course of action. Instead, various known and unknown factors are likely to cause our actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. A list of the known material factors that may cause our results to vary, or may cause management to deviate from its current plans and expectations, is included in the section below entitled “Risk Factors.” The following discussion should also be read in conjunction with the consolidated financial statements and notes included herein.

Overview

We design, manufacture and supply components, complete certified engine systems and fuel systems on a global basis that include fuel metering, electronic control and fuel storage products that enable internal combustion engines to run on clean burning alternative fuels such as propane and natural gas instead of gasoline. Alternative fuel technology is used to reduce fuel costs, to reduce harmful emissions from internal combustion engines, and to lessen dependence on crude oil. Based on more than 46 years of technology development and expertise in producing cost-effective, safe and durable alternative gaseous fuel technology systems for engines, we believe that we are positioned to provide enabling products and technologies in the rapidly expanding alternative fuel industry through our global network of over 400 distributors and dealers and 100 original equipment manufacturers in 55 countries.

We classify our business into two business segments: U.S. Operations and International Operations. Our U.S. Operations sell products, including complete certified engines, parts and conversion systems, for applications in the transportation, material handling, stationary and portable power generator and general industrial markets. Our International Operations in Australia, Europe, India, Japan, and Mexico provide distribution for our products, predominantly from U.S. Operations and some product assembly on engines. As of December 31, 2004, we will no longer consolidate our operations in Mexico and India as part of International Operations. These operations will be accounted for using the equity method of consolidation due to our 50% ownership in these entities and our lack of effective control.

We recognize revenue for product sales when title is transferred, ordinarily when products are shipped, and when management is reasonably assured of collectibility. We provide for returns and allowances as circumstances and facts require.

Net loss for the fiscal year ended December 31, 2004 was $14.2 million on revenues of approximately $118.3 million as compared to revenues and a net loss during fiscal 2003 of $74.7 million and $6.9 million, respectively.

The net loss for the year ended December 31, 2004 of $14.2 includes a loss on the extinguishment of debt of $6.8 million on the payoff of the Bison loan in December 2004; increase in the provision for the allowance for deferred tax assets of $2.3 million; write-off of goodwill totaling $1.3 million for reduction of business in Japan and Mexico; a change in accounting estimate for excess and obsolete inventories resulting in a charge of $1.3 million; additional costs incurred for preparation and auditing for Sarbanes-Oxley Act of 2002 of approximately $0.6 million; and severance costs of personnel reductions of approximately $0.8 million in conjunction with the board approved transition plan for the integration of IMPCO and BRC.

The net loss for the year ended December 31, 2003 of $6.9 million was primarily due to the continuing negative impact on the US and international markets of the economic reductions resulting from the events of September 11, 2001. The industrial and transportation markets worldwide are beginning to approach the level of economic activity prior to that event.

For the fiscal year ended December 31, 2003, we recorded a net loss of $6.9 million on revenues of $74.7 million. The $6.9 million net loss represented an improvement of $29.7 million over the unaudited twelve-month period ended December 31, 2002, when we recorded a net loss of $36.6 million. Information for the period ended December 31, 2002 is presented solely for purposes of comparison owing to the change of our fiscal year; these data are derived from our unaudited financial statements for the four-month period ended April 30, 2002 and our audited financial statements for the eight-month transition period ended December 31, 2002.

Recent Developments

Business Acquisition

In a series of related transactions between October 2, 2003 and July 29, 2003, we acquired 50% of BRC’s equity from two of its founders, Mariano Costamagna and Pier Antonio Costamagna. The aggregate price for the purchase of the initial 50% equity interest was $23.8 million. On October 22, 2004, we entered into an agreement to purchase the remaining 50% equity interest from those same individuals using a combination of cash and stock. The terms of the transaction include a cash payment of approximately $10.0 million and an issuance of 5,098,284 shares of our common stock. As of October 22, 2004, the date of the BRC acquisition agreement, the value of that consideration was approximately $37.6 million based on a stock price of approximately $5.40. Based on the last reported sale of our common stock as of March 24, 2005 of $5.16, the value of the consideration to be received by the founders was approximately $36.3 million. On March 10, 2005, our stockholders approved the issuance of 5,098,284 shares of our common stock to be used as part of the purchase price for the acquisition of the 50% remaining ownership of BRC. The BRC purchase transaction was completed and closed on March 31, 2005.

On December 23, 2004 we entered a loan agreement with MTM pursuant to which we borrowed $22.0 million. The loan proceeds were used to retire all debts and related obligations we had incurred pursuant to a Securities Purchase Agreement dated July 18, 2003 with Bison. The MTM loan carries an interest rate equal to 3-month EURIBOR plus 1.5% per annum, which totaled approximately 3.7% as of December 31, 2004, provided that the rate will increase to 3.5% above 3-month EURIBOR after and during the continuance of a default under the Loan Agreement and to 6.5% above 3-month EURIBOR on any unpaid portion of the loan outstanding 30 days after the maturity date of December 31, 2009. The MTM loan matures on December 31, 2009 and will be repaid in quarterly installments beginning March 31, 2005, each payment in the amount of not less than $650,000 in the first two years, $800,000 in the third year, $1,000,000 in the fourth year and $1,150,000 in the final year, with a $5,000,000 “balloon payment” of the remaining unpaid principal and interest due on December 31, 2009.

This loan may be accelerated in the event that any payment is not made within 15 days of the date when due, if the employment of Mariano Costamagna as our CEO is terminated for any reason (with certain exceptions for termination upon Mr. Costamagna’s death), if we materially breach his employment agreement or upon written notice from MTM in the case of any other default under the agreement. The MTM loan agreement contains restrictive covenants limiting our ability to: (a) incur additional indebtedness other than unsecured trade credit, capital leases and additional indebtedness pursuant to the senior credit facility with LaSalle; (b) merge, consolidate or sell our assets; (c) purchase, retire or redeem our capital stock; and (d) make capital expenditures in excess of $2.5 million in any fiscal year.

Using proceeds from the MTM loan, we repaid in full our senior subordinated promissory note issued to Bison on July 18, 2003. As a result, we paid a prepayment penalty of approximately $1.0 million. In addition, as a result of our prepayment, we are required under generally accepted accounting principles to take a charge to income representing the amount of the unamortized portion of the original issue discount and the unamortized issuance costs, which were approximately $2.0 million and $3.8 million, respectively. These charges, including the prepayment penalty of $1.0 million, were recognized in the fourth quarter of 2004 as a loss on extinguishment of debt.

We believe that the BRC acquisition and the retirement of the Bison debt and its replacement with the MTM loan will be highly beneficial to us in a number of ways, including increasing our product development, sales and marketing, and manufacturing capabilities, and because of the savings we expect to realize in interest expense. Such savings in interest expense are expected to be approximately $2.9 million per year on a consolidated basis when comparing the reduction in principal amount and interest rate from $20.0 million at 18.25% under the Bison debt to $10.0 million at 3-month EURIBOR plus 1.5% per annum under the MTM loan agreement.

On February 4, 2005, we sold 4,000,000 shares of our common stock as part of a public offering to investors and realized net proceeds of approximately $20.6 million inclusive of approximately $1.0 million of issuance expenses. On February 11, 2005, the underwriters exercised their over-allotment option and we sold an additional 600,000 shares from which we received additional net proceeds of approximately $3.2 million. Approximately $10.0 million of the proceeds from the public offering were placed in an escrow account for use as partial consideration in the acquisition of the remaining 50% ownership of BRC.

Management Transition

Effective January 1, 2005, Mariano Costamagna, the principle executive officer of BRC, became our new Chief Executive Officer, and on the same date, Mr. Robert M. Stemmler, the Chairman of the Board of Directors, resigned as our Chief Executive Officer. Robert Stemmler has been a director since May 1993 and the Chairman of the Board of Directors since June 1998. Mr. Stemmler also served as our President and Chief Executive Officer from May 1993 through December 31, 2004. Mr. Stemmler was a full time employee consultant to support the transition to a new CEO until March 17, 2005, when his consulting relationship was changed. A revision to the employee consulting agreement is now being prepared to re-define Mr. Stemmler’s consulting role.

Pursuant to the terms of Mr. Costamagna’s employment agreement, Mr. Costamagna’s initial base salary will be US$360,000 per year, and he will be entitled to participate in our standard executive bonus plan. Pursuant to the employment agreement, if Mr. Costamagna’s employment is terminated due to death, disability, by us other than for “cause,” or if he resigns for “good reason,” we are obligated to pay him severance equal to US$5.0 million (subject to certain limited reductions if he sells more than 20% of the aggregate amount of our stock he received, and is to receive, as consideration in connection with our acquisition of BRC). In addition, termination of Mr. Costamagna’s employment is terminated for any reason (with limited exceptions for termination upon Mr. Costamagna’s death), Mr. Costamagna or his estate may accelerate the MTM loan.

Relocation of Research and Development Facility

On March 14, 2005 management announced its intention to relocate research and development activities to its Cerritos, California manufacturing facility and close the Seattle, Washington facility. Upon subsequent management review, the Company has revised its plans to include retaining certain research and development activities in the Seattle, Washington facility, reduce the allocation of space to support these activities and sublease a significant portion of the facility to offset operational costs. Retaining certain research and development activities enables the Company to continue to earn revenue for contracted services to customers, as well as potentially utilize this location for durability testing for new fuel systems to satisfy the scheduled 2007 EPA requirements. The Company intends to move a limited number of staff to its Cerritos facility, and may relocate certain equipment from the Seattle facility or purchase equipment to support their research and development activities. These two strategies are an integral part of the board approved transition plan associated with the purchase of BRC and the need to improve the effectiveness and reduce the costs of the research and development activities at both IMPCO and BRC.

Change of Fiscal Year

On November 14, 2002 we changed our fiscal year so that effective January 1, 2003 our fiscal year is the calendar year.

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

Revenue Recognition

We recognize revenue for product sales when title is transferred, ordinarily when products are shipped and when management is reasonably assured of collectibility.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Warranty

We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability may be required. In 2004, we increased the warranty reserve by approximately $0.7 million. Due to a change in accounting estimate, we increased the warranty reserves for the engine system product line by approximately $0.4 million in the fourth quarter to reflect the increased volume of business in engine system and the visibility of warranty experience. We believe our warranty experience is within industry norms. Our standard warranty period is 18 months from the date of manufacture. The warranty obligation on our certified engine products can vary from 3 to 5 years depending on the specific part and the actual hours of usage.

Inventory

We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. We revised our policy with respect to slow moving and obsolete inventory in response to market changes in several foreign markets that have historically placed significant orders with U.S. Operations. For the year 2004, we reduced the carrying value of inventory by $1.8 million by increasing inventory reserves which included approximately $1.3 million in the fourth quarter. We evaluated current and future market conditions in several of the markets for our older products, such as Mexico, Japan and Australia and determined that a portion of our existing inventory was unlikely to turn adequately and, accordingly, we recognized an increase in inventory reserves.

Goodwill

We operate wholly-owned and majority-owned subsidiaries. We record goodwill at the time of purchase for the amount of the purchase price over the fair values of the assets and liabilities acquired. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the goodwill, thereby possibly requiring an impairment charge in the future. We recognized an impairment charge for goodwill of approximately $1.3 million related to goodwill that had been allocated to our Japanese and Mexican subsidiaries. We determined that the fair value of these businesses was not adequate to sustain the amount of goodwill allocated to these business and, accordingly, recognized a permanent impairment loss as part of operating income for 2004. The principal factors that resulted in the impairment loss were the future uncertainties related to revenue growth and expected earnings in Mexico and Japan. At December 31, 2004, we established a joint venture with another partner, in which we have a 50% ownership, which will be the primary point of distribution for IMPCO and BRC products and solutions in Mexico. In Japan, we are in the process of evaluating alternative means of product distribution including the possibility of establishing a joint venture or distributorship agreements.

Net Deferred Tax Assets

During the transition period ended December 31, 2002, we recorded a $24.0 million valuation allowance for that portion of deferred tax assets that we believe is not likely to be realized. On a quarterly basis, we continue to analyze the deferred tax asset and the reserve required for the portion of the asset that is unlikely to be realized. During 2003, we increased the valuation allowance to $26.5 million. For the 2004 fiscal year, we increased the valuation allowance by an additional $9.1 million representing a reduction in the recoverability of net deferred tax assets at December 31, 2004 to approximately $8.1 million. Future adverse changes in market conditions, poor operating results or a decline in our projections about future profitability may affect our assessment of the adequacy of the reserve. In the event that we determine that it is more likely than not that we would be unable to realize an additional portion of our net deferred tax asset, an additional valuation allowance would be recognized and charged to income in the period such a determination was made.

Results of Operations

Fiscal Years Ended December 31, 2004 and 2003

The following table sets forth our revenues and operating income in thousands of dollars:

	Revenues		Operating Income/(Loss)
	Twelve Months Ended December 31,		Twelve Months Ended December 31,
	2003	2004	2003	2004
U.S. Operations	$51,951	$92,432	$4,549	$7,235
International Operations	36,107	37,672	1,589	1,659
Corporate Expenses (1)	—	—	(6,992)	(8,435)
Intersegment Elimination	(13,318)	(11,812)	373	(14)

Total	$74,740	$118,292	$(481)	$445

(1)	Represents corporate expense not allocated to any of the operating segments.

The following table sets forth our product revenues by application across all reporting segments for fiscal years 2004 and 2003 in thousands of dollars:

	Revenues
	Twelve Months Ended December 31,
	2003	2004
Industrial	$45,217	$91,341
Transportation	29,523	26,951

Total	$74,740	$118,292

During the fiscal years ended December 31, 2003 and 2004, our revenue was generated in the following geographic regions by percent proportions:

	Twelve Months Ended December 31,
	2003	2004
United States	42.9%	55.0%
Asia & Pacific Rim	12.3%	12.1%
Europe	29.1%	25.0%
Latin America	15.7%	7.9%

Revenues increased $43.6 million, or 58.3%, to $118.3 million in the fiscal year ended December 31, 2004 from $74.7 million for the fiscal year ended December 31, 2003. U.S. Operations revenue increased by $40.5 million, or 77.9%, from $52.0 million to $92.4 million over the same period. International Operations increased by $1.6 million, or 4.3%, from $36.1 million to $37.7 million. The dramatic increase in revenue for U.S. Operations was in the industrial marketplace and was attributable to shipments of the Spectrum product line that was launched in the fourth quarter of 2003. The Spectrum product line is designed to address more stringent EPA emission standards impacting certain “off-road” vehicles such as industrial forklifts and other similar industrial equipment. Revenues declined in the transportation market segment by $2.6 million, or 8.7%, from $29.5 million in 2003 to $26.9 million in 2004. This decline was attributed primarily to the Mexican market where potential legislation existed during most of 2004 that would impose additional excise taxes on gaseous-fueled vehicles.

Operating income increased by $0.9 million, or 192.5% from $0.5 million loss in fiscal 2003 to $0.4 million income in 2004. Gross profit was adversely impacted by $1.8 million in additional inventory reserves for slow-moving inventory primarily related to reduced expectations in Mexico and Japan that we believe will cause a portion of our inventory to turn slower than our previous estimates. Gross profit was also negatively impacted by the recognition of additional credits for payment incentives in Mexico and product mix of approximately $0.6 million. Operating expenses were negatively impacted by new costs related to our compliance with the Sarbanes-Oxley Act of 2002, which required that we provide an assessment of our internal financial controls, subject to an audit by our independent auditors. Costs incurred to meet Section 404 portion of the Act were approximately $0.6 million primarily in outside professional fees and consultants. We recognized termination costs of $0.8 million anticipating the merger of IMPCO and BRC in 2005 and increased warranty reserves by $0.7 million to reflect more current information regarding customer returns on the new engine systems product line. We recognized an impairment loss for goodwill of approximately $1.3 million as part of operating income as a result of a change in corporate direction in Mexico and reduced expectations in Japan.

U.S. Operations.    Revenues increased $40.5 million, or 77.9%, to $92.4 million in the fiscal year ended December 31, 2004 from $52.0 million for the fiscal year ended December 31, 2003. The significant increase in revenue for is attributable to shipments of the Spectrum product line that was launched in the fourth quarter of 2003.

Operating income increased by $2.7 million, or 59.0% from a profit of $4.5 million in fiscal 2003 to $7.2 million profit in 2004. The increase in operating profit was affected by a gross profit increase of $3.6 million due primarily to increased revenues of $40.5 million partially offset by an increase of operating expenses of $0.9 million as compared to fiscal 2003. Gross profit was adversely impacted by $1.3 million in additional inventory reserves for slow-moving inventory related to reduced expectations in Mexico and Japan that we believe will cause a portion of our inventory to turn slower than our revised inventory policy. Gross profit was also negatively impacted by increases in the reserve allowance for bad debt of $0.4 million due to the settlement of domestic invoicing issues and approximately $0.4 million in additional warranty reserves.

International Operations.    Revenues increased $1.6 million, or 4.3%, to $37.7 million in the fiscal year ended December 31, 2004 from $36.1 million for the fiscal year ended December 31, 2003. Revenue increased primarily in our Holland and Indian subsidiaries by a total of $3.2 million and was partially offset by a decline of $2.8 million in Mexico.

Operating income increased by $0.1 million from a profit of $1.6 million in fiscal 2003 to $1.7 million profit in 2004. The increase in operating profit was affected by a gross profit increase of $0.9 million due primarily to increased revenues of $1.6 million partially offset by an increase of operating expenses of $0.8 million as compared to fiscal 2003. Gross profit was negatively impacted by additional credits for payment incentives for accounts receivable of $0.4 million $0.2 million related to past due accounts receivables and product mix. Operating expenses in International Operations were adversely affected by the $1.3 million goodwill impairment charge recognized as part of International Operations’ financial results for 2004.

Corporate.    Corporate expenses consist of general and administrative expenses at the corporate level to support our operating segments in areas such as executive management, finance, human resources, information systems, legal services and investor relations. Corporate expenses increased by approximately $1.4 million from $7.0 million in 2003 to $8.4 million in 2004. Approximately $0.6 million was related to our compliance with Section 404 in the form of outside professional fees and consultants. We incurred termination costs totaling approximately $0.8 million in response to a November 2004 transition plan approved by the Board of Directors to reduce redundant costs in anticipation of the BRC acquisition.

Interest Expense.    We recognized interest expense of approximately $5.5 million in 2004 as compared to $4.0 million in 2003. On December 30, 2004, we prepaid the Bison note for a total of $22.0 million consisting of a principal payment of $20.0 million plus accrued interest of $1.0 million and a prepayment penalty of $1.0 million. Prior to the payoff of the note, we incurred during 2004, approximately $4.9 million in interest expense related to Bison, of which approximately $2.3 was cash interest expense. In December 2004, we were paying an effective interest rate of 18.75%.

We entered into an agreement with LaSalle Business Credit, LLC in July 2003 for a maximum amount of $12.0 million bearing interest at a rate of prime plus 1%. At December 31, 2003 and 2004, the amount outstanding under the line was $5.3 million and $7.7 million, respectively. Interest expense recognized in 2003 and 2004 was approximately $0.2 million and $0.6 million, respectively, of which $0.5 million was cash interest expense. In December 2004, we were paying an interest rate of 6.25%. Subsequent to December 31, 2004 on March 29, 2005 we consummated a third amendment to this agreement reducing the maximum commitment amount to $9.0 million, changing certain financial covenants, and extending the loan term until July 18, 2007. At December 31, 2004, and measured upon finalization of the Company’s financial results on March 31, 2005, the Company had not met the then effective covenants prior to the third amendment for EBITDA, Fixed Charge Ratio and Leverage Ratio for both the US and Consolidated Operations. Because of a cross default agreement with MTM (the successor creditor to Bison), the MTM loan was also then in default. Upon consummation of the third amendment, the EBITDA, Fixed Charge Ratio and Leverage Ratio were reserved and set aside, and the revised tangible net worth requirements were met by the Company. Consequently, the Company has subsequently satisfied terms of both lending arrangements and is no longer in default. The Company’s forecasts for 2005 project continued compliance with the LaSalle covenants. In any case, the Company currently has sufficient cash available to completely pay off the LaSalle loan.

Provision for Income Taxes.    In fiscal year 2004, the estimated effective annual tax rate was 19.7% compared to the previous year’s tax benefit rate of 14.7%. The effective tax rate represents the federal statutory income tax rate, state income taxes and foreign income taxes increased by the permanent differences adjustment and the valuation allowance. During 2004, we recognized a tax provision for approximately $2.3 million as compared to $0.7 million for fiscal 2003. During the fourth quarter of 2004, we performed an evaluation of the recoverability of the net deferred tax assets on the consolidated balance sheet and determined that we were more likely than not based on our expectations for future earnings that our future taxable income will more likely than not be sufficient to recover the current balance of $8.1 million over the next three years. Future adverse changes in market conditions, poor operating results and a decline in our projections about future profitability may affect our assessment about the adequacy of the reserve. In the event that we determine that it is more likely than not that we would be unable to realize any portion of the current balance, we would provide additional reserves (allowances) and recognize a charge against income in the period that such a determination is made.

Pursuant to Internal Revenue Code Sec. 382 and 383, certain changes in ownership structure (common stock issuances in the case of IMPCO) may partially or fully limit future use of net operating losses and tax credits available to offset future taxable income and future tax liabilities, respectively. The Company has measured this factor for the year ended December 31, 2004 and believes that is less likely than not to limit the Company as described above. However, subsequent to the year ended December 31, 2004, the Company sold 4.6 million shares of its common stock in a public offering for the purposes of providing the cash portion of the BRC purchase price and for working capital. In addition, on March 31, 2005, the BRC purchase transaction was closed, resulting in the issuance of 5.1 million shares of the Company’s common stock. These common stock issuances, when measured against other historical common stock issuances and application to the IRS code, may result in a limitation on our realization of deferred tax assets in the first quarter of 2005 or future periods.

Equity Share in Income (Losses) of Unconsolidated Affiliates.    During fiscal 2004, we recognized a $0.9 million of income representing our share in the earnings of our unconsolidated affiliates as compared to an expense of $1.1 million during 2003. With respect to BRC, we recognized 50% of BRC’s 2004 earnings of approximately $3.1 million in the amount of approximately $1.6 million, offset by approximately $0.4 million in connection with the amortization of the cost differential related to the difference between the fair value and the carrying value of the net assets and liabilities on BRC’s balance sheet as of the acquisition date in July 2003. In fiscal 2004, the Company also recognized $46,000 expense in the 40% interest in Minda IMPCO Limited (“MIL”) as compared to $0.1 million in fiscal 2003. In addition, we wrote-off our investments in joint ventures in China and Egypt where we had 51% and 50% equity interest, respectively, for a total amount of approximately $0.2 million.

Fiscal Year Ended December 31, 2003 and Twelve-Month Period Ended December 31, 2002

In November 2002, we changed our fiscal year-end from April 30 to December 31. The basis of comparison for the discussion that follows for the fiscal year ended December 31, 2003 consists of the eight months ended December 31, 2002, the three months ended April 30, 2002 and the month ended January 31, 2002. We have provided summary of the consolidated statement of operations for 2002 (in thousands of dollars):

	Month Ended January 31, 2002	Three Months Ended April 30, 2002	Eight Months Ended December 31, 2002	Year Ended December 31, 2002
Revenue	$5,236	$16,733	$46,421	$68,390
Costs and expenses	5,671	17,804	47,628	71,103

Operating loss	(435)	(1,071)	(1,207)	(2,713)
Interest expense, net	75	33	883	991
Loss from continuing operations, net of tax	(153)	(899)	(25,279)	(26,331)
Loss on discontinued operations	(2,380)	(4,757)	(3,115)	(10,252)

Net loss	$(2,533)	$(5,656)	$(28,394)	$(36,583)

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

Revenue and operating income for our reporting segments for the fiscal year ended December 31, 2003 as compared to the 12 month period ended December 31, 2002 are as follows (in thousands of dollars):

	Revenues		Operating Income/(Loss)
	Twelve Months Ended December 31,		Twelve Months Ended December 31,
	2002	2003	2002	2003
U.S. Operations	$49,339	$51,951	$2,210	$4,549
International Operations	35,855	36,107	220	1,589
Corporate Expenses (1)	—	—	(4,603)	(6,992)
Intersegment Elimination	(16,804)	(13,318)	(540)	373

Total	$68,390	$74,740	$(2,713)	$(481)

(1)	Represents corporate expense not allocated to any of the operating segments.

The following table sets forth our product revenues (in thousands of dollars) by application across all reporting segments for the 12 month period ended December 31, 2003 and the corresponding period of 2002:

	Revenues
	Twelve Months Ended December 31,
	2002	2003
Industrial	$37,365	$45,217
Transportation	$31,025	$29,523

Total	$68,390	$74,740

During the twelve month periods ended December 31, 2003 and 2002, our revenue was generated in the following geographic regions:

	Twelve Months Ended December 31,
	2002	2003
United States	43.3%	42.9%
Asia & Pacific Rim	10.0%	12.3%
Europe	23.7%	29.1%
Latin America	23.0%	15.7%

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

Provision For Income Taxes.    During 2002, we established a $24.0 million valuation allowance for deferred tax assets on the basis that we believed that it is more likely than not that a portion of our deferred tax asset will not be realized and established a valuation allowance for those assets that are not likely to be utilized in the next three years, notwithstanding that some of these may have longer lives under applicable tax laws. During 2003, we increased by approximately $2.5 million the valuation allowance to $26.5 million on the basis that the increase in deferred tax asset and related net operating losses from the domestic pre-tax loss in 2003 of $6.1 million would more likely than not be unrecoverable over the next three years. The effect of the increase in the valuation allowance was that no income tax benefit was recognized for domestic tax purposes during 2003. Federal net operating loss carryforwards of $72.0 million will begin to expire in 2021. We have federal and state research and development credit carryforwards aggregating approximately $9.7 million. Federal research and development credits totaling $5.1 million will begin to expire in 2009. State research and development credits of $4.6 million have no expiration. As of December 31, 2003, the deferred tax asset, net of the $26.5 million reserve, was $9.8 million. The income tax expense of $0.7 million during 2003 was attributed to our international operations, which had a pre-tax income of approximately $1.6 million. We believe that, based on our history of prior operating earnings and our expectations for the future, our operating income will be sufficient to recover the net deferred tax assets within the next three years. Future adverse changes in market conditions, poor operating results or a decline in our projections about future profitability may affect our assessment of the adequacy of the reserve. In the event that we determine that it is more likely than not that we would be unable to realize an additional portion of our net deferred tax asset, an additional adjustment to the deferred tax asset valuation allowance would be charged to income in the period such determination was made.

Equity Share of Income (Loss) of Unconsolidated Affiliates.    We recognized a $1.1 million expense before tax corresponding to our share in the losses of unconsolidated affiliates primarily due to our 50% ownership in BRC of Italy for the period of July 22, 2003 to December 31, 2003. Our share of the BRC loss was approximately $0.5 million. The BRC loss was attributed to reduced revenues of € 2.6 million ($3.0 million) and reduced operating income of € 2.1 million ($2.4 million) for the twelve months ended December 31, 2003 compared to the corresponding period of 2002. Foreign exchange transaction loss totaled € 0.3 million ($0.3 million) during the fourth quarter of 2003 due to the continued strengthening of the euro relative to other currencies in which BRC settled transactions. In accordance with the equity method of accounting for business combinations, we recognized amortization expense of $0.3 million for the difference between the book value and the fair value of our share of the net assets acquired. The BRC purchase transaction was subsequently completed and closed on March 31, 2005. Impco Accounting for BRC will then include consolidation into Impco’s Financial Statements.

Discontinued Operation.    We completed the spin-off of Quantum on July 23, 2002. We did not recognize any activity during 2003 related to the discontinued operation. The loss from discontinued operation during the twelve months ended December 31, 2002 was $10.3 million.

Liquidity and Capital Resources—Fiscal 2004

Our ongoing operations are funded by cash generated from operations, debt financings and sales of our equity securities. In addition, these sources of cash provide for capital expenditures and research and development, as well as to invest in and operate our existing operations and prospective new lines of business.

At December 31, 2004, our cash and cash equivalents totaled approximately $8.4 million, compared to cash and cash equivalents of approximately $9.5 million at December 31, 2003.

We currently are party to two significant credit agreements:

•

an asset-based lending facility with LaSalle dated July 22, 2003, and amended as of March 12, 2004, June 30, 2004 and March 29, 2005. This revolving credit facility carries an interest rate equal to prime plus 1.0%, which amounted to 6.25% per annum as December 31, 2004, and has a borrowing limit equal to 85% of our eligible accounts receivable plus the lesser of $4,500,000 or 60% of our eligible inventory as measured from time to time, subject to reasonable reserves established by LaSalle in its discretion, and as of March 29, 2005 carries a maximum borrowing limit of $9.0 million. This lender has a senior security interest in substantially all of our assets located in the United States. At December 31, 2004 our outstanding balance under this loan agreement was $7.7 million, and our maximum available borrowing amount based on eligible accounts receivable and eligible inventory as of that date was $8.9 million, which left actual available borrowing capacity of approximately $1.2 million as of that date. In accordance with the Third Amendment to the Loan and Security Agreement, dated March 29, 2005, the credit facility was extended by one year and matures on July 18, 2007. Additionally, we negotiated and agreed with LaSalle to amend the loan covenants in effect in the original agreement, as amended, and to replace certain covenants that we achieve certain minimum levels of consolidated and domestic earnings before interest and taxes adjusted for depreciation and amortization (“EBITDA”) on a quarterly basis, the quarterly consolidated and domestic fixed charge coverage ratio covenant and the quarterly consolidated and domestic leverage ratio covenant and incorporate a new covenant that we maintain a minimum defined quarterly level of pre- tax income (income before taxes, minority interest and share in earnings (losses) of unconsolidated affiliates) for both domestic and consolidated basis. We also negotiated revised covenants for domestic and consolidated tangible net worth at December 31, 2004. Although we were out of compliance with the EBITDA, fixed change ratio and leverage ratios at December 31, 2004, the third amendment to the LaSalle Agreement reserved or set aside these covenants resulting in current compliance with loan covenants. The Company’s forecasts for 2005 project continued compliance with the LaSalle covenants.

•	a loan agreement with MTM pursuant to which we may borrow approximately $22.0 million from MTM. The proceeds of the loan were used to retire approximately $22.0 million of our indebtedness under the Bison senior subordinated secured note, an amount that includes a prepayment premium and accrued but unpaid interest, which carried an annual interest rate of 18.75% as of December 31, 2004. The MTM loan will carry a rate equal to 1.5% above 3-month EURIBOR per annum, which was at approximately 3.7% as of December 31, 2004, provided that the rate will increase to 3.5% above 3-month EURIBOR after and during the continuance of a default under the loan agreement and to 6.5% above 3-month EURIBOR on any unpaid portion of the loan outstanding 30 days after the maturity date of December 31, 2009. The loan will be repaid in quarterly installments beginning on April 1, 2005, each in the amount of not less than $650,000 in the first two years, $800,000 in the third year, $1,000,000 in the fourth year and $1,150,000 in the final year, with any remaining unpaid principal and interest to be repaid upon maturity. The loan agreement provides for automatic acceleration of the MTM loan in case of a default due to nonpayment for more than 15 days after the date due or due to the termination of Mariano Costamagna as our Chief Executive Officer or a material breach of his employment agreement. The loan agreement also provides for acceleration of the loan upon notice from MTM in case of any other default under the agreement. The loan agreement contains restrictive covenants limiting our ability to: terminate Mariano Costamagna as our Chief Executive Officer, with certain exceptions for termination upon Mr. Costamagna’s death, incur additional debt obligations (other than unsecured trade credit, capital leases and additional debt obligations pursuant to the senior credit facility with LaSalle); merge, consolidate or sell our assets; purchase, retire or redeem our capital stock; and make capital expenditures in excess of $2.5 million in any fiscal year.

During June 2004, our Mexican subsidiary utilized an existing factoring agreement, with recourse, with Heller Financial in which we received proceeds of approximately $0.9 million. We accounted for this transaction as a secured financing agreement in which we were obligated to repay Heller Financial $0.9 million plus accrued interest by October 2004 in the event that the factored receivables are not settled. During October 2004, we settled all amounts outstanding in full.

Our ratio of current assets to current liabilities was 1.5:1.0 at December 31, 2004 and 2.0:1.0 at December 31, 2003. At December 31, 2004, our total working capital had decreased by $7.0 million to $15.1 million from $22.1 million at December 31, 2003. Changes in current assets consisted primarily of a $5.3 million decrease in inventory and a $1.1 million decrease in cash offset by an increase of $4.3 million accounts receivable associated with the $43.6 million increase in revenue for the 2004 fiscal year over the 2003 fiscal year and an increase of $2.7 million in receivables from related parties. Changes in current liabilities consist of increases in lines of credit and current maturities of long-term debt and capital leases of $2.4 million and $2.6 million, respectively.

Net cash used by operating activities for the year ended December 31, 2004 was $1.9 million, compared to $0.8 million provided by operations for the year ended December 31, 2003. The cash flow used by operating activities for the year ended December 31, 2004 of $1.9 million resulted primarily from a net loss of $14.2 million, adjusted for non-cash charges against income for depreciation and amortization of $3.8 million, goodwill impairment of $1.3 million and a reduction in the value of the net deferred tax assets of $2.3 million, including a change of $0.9 million for foreign deferred tax assets and $1.4 million of domestic deferred tax assets. The $1.4 million reduction in domestic deferred tax assets results from an increase of $4.8 million in deferred tax assets and a reduction of $2.9 million in deferred tax liability totalling $7.7 million offset by an increase in the provision for the deferred tax asset valuation allowance of 9.1 million. This was offset by our share in income of unconsolidated affiliates of $.9 million. The extinguishment of debt, $6.8 million, consists of unamortized portion of Bison and Bathgate warrants in the amounts of approximately $1.7 million and $0.5 million, respectively, the remaining loan accretion cost in the amount of $2.0 million, unamortized original debt issuance cost in the amount of approximately $1.6 million and the $1.0 million prepayment penalty. Changes in working capital that positively affected cash flows were an increase of accounts payable of $0.8 million, a decrease in inventories of $4.1 million and an increase in accrued expenses of $1.5 million, offset entirely by negative cash flows of $4.3 million, $3.6 million and $0.8 million associated with increases of accounts receivable, receivables from related party and other assets, respectively. For the year ended December 31, 2003, cash provided by operating activities was $0.9 million consisting of net loss of $6.9 million, adjusted favorably for non-cash charges for minority interest in consolidated subsidiaries of $0.6 million, depreciation expense of $3.6 million and share in equity of unconsolidated affiliate of $1.1 million. Working capital changes that negatively affected cash were increases in deferred income taxes, accounts receivable and inventory totaling $5.7 million offset largely by positive effects on cash flow totaling $6.2 million for increases in accounts payable, accrued expenses and other assets.

Net cash used in investing activities in the year ended December 31, 2004 was $2.3 million, a decrease of $13.0 million from the prior year. This included $1.3 million in the purchase of equipment and additional BRC acquisition costs of $1.0 million. During the 2003 fiscal year, we invested $13.6 million in the BRC acquisition and $1.7 million in the purchase of capital equipment.

Net cash provided by financing activities for the year ended December 31, 2004 was $2.5 million or a decrease of $18.2 million from $20.7 million provided by financing activities in the year ended December 31, 2003, consisting primarily of borrowings of $22.9 million under the MTM loan, which was partially offset by payments to Bison to retire the $21.9 million senior subordinated note, and the repayment of the HSBC line of credit for $0.6 million. During 2003, cash provided by financing activities totaling $20.7 million consisted primarily of the proceeds from the Bison loan made in July 2003 of $17.3 million and net proceeds from the issuance of common stock of $10.6 million partially offset by $6.9 million in payments made to Bank of America to settle outstanding amounts under a loan agreement that was settled in July 2003.

For the year ended December 31, 2004, net cash decreased by $1.1 million as compared to a $7.5 million increase in the prior year.

Our subsidiary in the Netherlands has a €2.3 million credit facility with Fortis Bank. At September 30, 2004, there was no outstanding balance under this credit facility.

Subsequent to December 31, 2004 on March 29, 2005 we consummated a third amendment to our loan agreement with LaSalle Business Credit reducing the maximum commitment amount from $12.0 to $9.0 million, changing certain financial covenants, and extending the loan term until July 18, 2007. At December 31, 2004, and measured upon finalization of the Company’s financial results on March 31, 2005, the Company had not met the then effective covenants prior to the third amendment for EBITDA, Fixed Charge Ratio and Leverage Ratio for both the US and Consolidated Operations. Because of a cross default agreement with MTM (the successor creditor to Bison), the MTM loan was also then in default. Upon consummation of the third amendment, the EBITDA, Fixed Charge Ratio and Leverage Ratio were reserved and set aside, and the revised tangible net worth requirements were met by the Company. Consequently, the Company has subsequently satisfied terms of both lending arrangements and is no longer in default. In addition, the proceeds we received from the sale of 4.6 million shares totaling approximately $23.9, less the $10.0 million use to satisfy the cash portion of the BRC purchase price, provides approximately $13.9 million in working capital support. We expect to reduce our amount drawn against the LaSalle loan using a portion of these proceeds.

We believe that our existing capital resources together with revenue from continuing operations should be sufficient to fund operations for at least the next 12 months. This assumes continued compliance with the provisions of our outstanding indebtedness. Because we will need to generate an amount of income from operations in the first quarter of 2005 that is significantly in excess of the amount we generated in the fourth quarter of 2004, we cannot assure you that we will be in compliance with the LaSalle covenants at that date. In addition, we sold 4.6 million shares of our common stock in February 2005 and realized net proceeds of approximately $23.9 million, and $10 million of those proceeds will be sufficient to fund our acquisition of the remaining 50% equity interest in BRC without depending on cash from continuing operations or from our other credit arrangements. In addition we have sufficient cash available to payoff the LaSalle loan.

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

Our cash requirements may vary materially from those now planned because of fluctuations in our sales volumes or margins or because of other factors identified in the section below entitled “Risk Factors.”

Fiscal 2003

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

Derivative Financial Instruments

We use in the ordinary course of business derivative financial instruments for the purpose of reducing our exposure to adverse fluctuations in interest and foreign exchange rates. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged. We are not a party to leveraged derivatives and do not hold or issue financial instruments for speculative purposes. As of December 31, 2002, the Company had entered into one interest rate swap contract, which matures on September 30, 2004. On March 31, 2003, the Company cancelled the interest rate swap and recognized a loss of $117,000 in the carrying value of the swap, which had been accounted for as a cash flow hedge and included as part of accumulated other comprehensive income, and charged to interest expense in the consolidated statement of operations for the transition period ended December 31, 2002. As of December 31, 2003 and 2004, we did not have any foreign exchange forward contracts for the purpose of hedging foreign exchange exposure. On January 5, 2005, our 50% owned affiliate, BRC initiated a foreign exchange forward contract for the purpose of hedging against foreign currency devaluations that might occur in the future between the euro and the U.S. dollar in connection with the December 22, 2004 $22.0 million loan made between IMPCO and MTM, a subsidiary of BRC.

Foreign Currency Management.    The results and financial condition of our international operations are affected by changes in exchange rates between certain foreign currencies and the U.S. Dollar. Our exposure to fluctuations in currency exchange rates has increased as a result of the growth of our international subsidiaries. The functional currency for all of our international subsidiaries is the local currency of the subsidiary. An increase in the value of the U.S. Dollar increases the costs incurred by our subsidiaries, as most of our international subsidiaries’ inventory purchases are U.S. Dollar denominated, and thus the cost of our products, adversely affecting our competitiveness and profitability. We monitor this risk and attempt to minimize the exposure through the management of cash disbursements in local currencies and, when deemed appropriate, the use of forward currency contracts. At December 31, 2004, we had no forward currency contracts. We seek to manage our foreign currency economic risk by minimizing our U.S. Dollar investment in foreign operations using foreign currency term-loans to finance the operations of our foreign subsidiaries. At December 31, 2003, we have a single foreign exchange forward contract of approximately $0.5 million in which gains and losses are recognized in the statement of operations as the fair value of the contracts fluctuates.

The Financial Accounting Standards board has issued SFAS No. 133, “Accounting for Derivative Instruments and for Hedging Activities,” as amended by SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities-An Amendment of SFASB No. 133,” which require the Company to recognize all derivatives on the balance sheet at fair market value. Derivatives that are not designated as hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of the derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

Debt Obligations.    The following table summarizes our debt obligations at December 31, 2004. The interest rates represent weighted average rates, with the period end rate used for the variable rate debt obligations. The fair value of the debt obligations approximated the recorded value as of December 31, 2004 (U.S. dollar equivalent in thousands).

	2005	2006	2007	2008	Thereafter	Total	Fair value at 12/31/04
Debt Denominated in U.S. Dollars:
Line of credit, variable interest rate	7,680	—	—	—	—	7,680	7,680
Interest rate	6.3%	0%	6.3%	0%	0%	6.3%	6.3%
Term loans including current portion	2,600	2,600	3,200	4,000	9,600	22,000	22,000
Interest rate	3.7%	3.7%	3.7%	3.7%	3.7%	3.7%	3.7%
Other finance loans	93	—	—	—	—	93	93
Interest rate	5.0%	0%	0%	0%	0%	5.0%	5%
Weighted average interest rate (U.S.)	3.7%	3.7%	5.5%	3.7%	3.7%	4.4%	4.4%
Debt Denominated in Foreign Currencies:
Capital Leases	61	63	91	10	—	225	225
Interest rate	5.0%	0%	0%	0%	0%	5.0%	5.0%
Weighted average interest rate (Foreign)	5.0%	5.0%	5.0%	5.0%	0.0%	5.0%	5.0%

Recent Accounting Pronouncements

FASB 123R, (revised December 2004), “Share-Based Payment” sets accounting requirements for “share-based” compensation to employees, including employee-stock-purchase- plans (ESPPs) and provides guidance on accounting for awards to non-employees. This statement will require us to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. For public entities, this statement is effective for the first interim period beginning after June 15, 2005. We will adopt this statement in the third quarter of fiscal 2005 and we are evaluating this pronouncement’s effect on our financial position and net income.

FASB 151, “Inventory Costs” eliminates the “so abnormal” criterion in ARB 43 “Inventory Pricing”. This statement no longer permits a company to capitalize inventory costs on their balance sheets when the production defect rate varies significantly from the expected rate. The statement reduces the differences between U.S. and international accounting standards. This statement is effective for inventory cost incurred during annual periods beginning after June 15, 2005. We will adopt this statement in the third quarter of fiscal 2005. We do not believe that this pronouncement will have a material effect on our financial position and net income.

In December 2004, the FASB issued FASB Staff Position No. FAS109-1 (FSP FAS 109-1), “Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” FSP FAS 109-1 clarifies that the deduction will be treated as a “special deduction” as described in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. The impact of the deduction will be reported in the period in which the deduction is claimed. We are currently assessing the financial impact of FSP FAS 109-1 on our consolidated financial statements.

In December 2004, the FASB issued FASB Staff Position FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs Creation Act of 2004 (the Act)” (FSP FAS 109-2) to allow additional time beyond the financial reporting period of enactment to evaluate the effect of the Act on IMPCO’s plan for reinvestment or repatriation of foreign earnings for purposes of calculating the income tax provision. We are currently assessing the financial impact of FSP FAS 109-2 on our consolidated financial statements.

In December 2004, the FASB issued the Statement of Financial Account Standards No. 153, “Exchange of Nonmonetary Assets, An Amendment of APB Opinion No. 29” (SFAS No. 153). SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued. The provisions of this Statement shall be applied prospectively. We are currently assessing the financial impact of SFAS No. 153 on our consolidated financial statements.

Contractual Obligations

The following table contains supplemental information regarding total contractual obligations as of December 31, 2004. The capital lease obligations are undiscounted and represent total minimum lease payments.

	Payments Due by Period
Contractual Obligation	Total	Less than One Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving lines of credit	$7,680	$7,680	$—	$—	$—
Terms loans payable	22,000	2,600	5,800	13,600	—
Notes payable	92	92	—	—	—
Capital lease obligations	225	61	154	10	—
Operating leases obligations	7,815	1,669	3,207	1,793	1,146
Employment contract obligations	3,280	910	1,460	910	—

Totals	$41,092	$13,012	$10,621	$16,313	$1,146

RISK FACTORS

We currently have substantial debt that we may be unable to service.

We are highly leveraged and have significant debt service obligations. As of December 31, 2004, we had aggregate outstanding indebtedness of $39.9 million and total stockholders’ equity of $46.5 million. Our loan agreement with LaSalle Business Credit, LLC, (“LaSalle”) has a maximum borrowing limit of $9.0 million, which was limited based on our eligible accounts receivable and our eligible inventory as of December 31, 2004, to approximately $8.9 million. Of that amount, $7.7 million was outstanding under the LaSalle loan agreement as of that same date, leaving approximately $1.2 million unused and available.

We have borrowed approximately $22.0 million from MTM, and MTM has incurred an additional $13.0 million of indebtedness in connection with the BRC acquisition. This loan may be accelerated in the event that any payment is not made within 15 days of the date when due, the termination of Mariano Costamagna’s employment for any reason whatsoever, with limited exceptions for termination occasioned by his death or we materially breach Mariano Costamagna’s employment agreement. The MTM loan agreement also provides for acceleration of the loan upon notice from MTM in case of any other default under the loan agreement. Also, Mariano Costamagna and Pier Antonio Costamagna have guaranteed the MTM loan. In return for Messrs. Costamagnas’ guarantee, we have pledged our equity interest in BRC as collateral in the event the guarantee is utilized. In addition, as of December 31, 2004, BRC had other outstanding indebtedness of approximately $1.2 million.

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

We also may directly or indirectly incur additional indebtedness in connection with the current BRC acquisition or with our ongoing operations. Although management expects a substantial reduction in interest expense after the closing of the BRC acquisition as a result of the redemption of our senior subordinated secured note, our loans after the acquisition will continue to represent significant indebtedness and will impose substantial limitations on our ability to respond to changes in our operational circumstances or in our strategic goals.

We have recently been in default under our primary debt facilities, and we cannot assure you that we will be able to avoid events of default or noncompliance in the future, to obtain amendments to our debt facilities, or to reference our indebtedness if events of default were to occur.

Our debt requires us to maintain specified financial ratios and meet specific financial tests. For example, our amended loan agreement with LaSalle requires us to generate specified amounts of pre-tax income before income tax, tested quarterly during 2005 and on a rolling basis thereafter. Our failure to comply with these covenants would result in events of default that, if not cured or waived, could result in us being required to repay these borrowings before their due date. If we were unable to make a required repayment or refinance these borrowings, our lenders could foreclose on our assets. If we were unable to refinance these borrowings on favorable terms, our business could be adversely impacted.

At December 31, 2003, March 31, 2004, April 30, 2004 and at June 30, 2004, we were in default on the LaSalle loan for not meeting certain financial measurement covenants at each of these dates. We paid LaSalle amendment fees of $85,000 in the aggregate and obtained waivers of these events of noncompliance at December 31, 2003, May 7, 2004, and at June 30, 2004, respectively. We are currently paying a rate of interest at prime plus 1%, which at December 31, 2004 was equal to 6.25%. In October 2004, we concluded negotiations with LaSalle and executed an agreement, effective June 30, 2004, which revised the financial covenants to be more consistent with our business projections through the end of the previously amended term of the loan in 2006. As of December 31, 2004, we were in compliance with the terms and conditions of the loan agreement, as amended by the third amendment to our loan agreement dated March 29, 2005. However, we cannot assure you that we will remain in compliance with the amended terms.

The terms of our debt may severely limit our ability to plan for or respond to changes in our business.

Our debt agreements contain a number of restrictive covenants that impose significant operating and financial restrictions on our operations. Among other things, these restrictions limit our ability to:

•	change our Chief Executive Officer;

•	incur liens or make negative pledges on our assets;

•	merge, consolidate, or sell our assets;

•	incur additional debt;

•	pay dividends, redeem capital stock or prepay other debt;

•	make investments and acquisitions;

•	make capital expenditures; or

•	amend our debt instruments and certain other material agreements.

Mariano and Pier Antonio Costamagna have guaranteed our performance under the MTM loan and, in connection with those guarantees, we have pledged our BRC equity interest and made certain other concessions to the founders.

Because of certain requirements arising under Italian law, Mariano and Pier Antonio Costamagna have jointly and severally guaranteed our performance under the MTM loan agreement. In order to secure their recourse in the event that guaranty is exercised and the founders are required to make payments of the amounts due, we have pledged to the founders our initial 50% interest in BRC, and upon consummation of the BRC acquisition, we have pledged to the founders the remaining 50% interest in BRC that we acquired pursuant to the BRC acquisition. If we fail to perform the terms of the MTM loan and the founders are required to fulfill their guarantees, the founders may require us to reimburse them for their payments as guarantors, or they may take possession of our equity interest in BRC, or both. If the founders were to take possession of the BRC equity interest in total or partial satisfaction of their rights under the pledge agreement, we would lose our rights to participate in BRC’s earnings and assets. This could have a material adverse effect upon our earnings or our assets.

We have a history of significant cash outflows that may limit our ability to grow and may materially and adversely impact our prospective revenues and liquidity.

Until recently, we have experienced operating losses and net cash outflows. At December 31, 2004, our cash and cash equivalents totaled approximately $8.4 million and our working capital was $15.1 million. We have experienced significant cash outflows in connection with our initial equity investment in BRC and servicing our debt, and based upon our eligible accounts receivable and our eligible inventory as of December 31, 2004 our funds available for borrowing under our senior secured credit facility were approximately $8.9 million, of which approximately $7.7 million was outstanding, leaving approximately $1.2 million unused and available. As of December 31, 2004, we had total stockholders’ equity of $46.5 million and an accumulated deficit of $89.2 million. Moreover, our loan agreement with MTM requires us to repay to MTM the principal according to the following schedule, with an additional $5.0 million “balloon payment” of accrued interest and unpaid principal due on December 31, 2009:

Quarters Ending	Quarterly Payment Amount
March 31, 2005 through December 31, 2005	$650,000
March 31, 2006 through December 31, 2006	$650,000
March 31, 2007 through December 31, 2007	$800,000
March 31, 2008 through December 31, 2008	$1,000,000
March 31, 2009 through December 31, 2009	$1,150,000

Our current cash position and upcoming cash obligations, including, but not limited to, cash we expect to expend for general and administrative expenses associated with the BRC acquisition and in connection with Sarbanes-Oxley Act compliance, especially if combined with stagnant or declining revenues, may force us to take steps such as personnel reductions or curtailment of growth as a means to manage our liquidity. Such measures could have an adverse impact on our production capacity, our growth strategy, or other aspects of our business that might have a material adverse impact on results of operations. In some instances, these impacts may last beyond the term of the immediate cash shortfall.

Changes in stock option accounting rules may adversely impact our reported operating results prepared in accordance with generally accepted accounting principles, our stock price and our competitiveness in the employee marketplace.

Technology companies in general and our company in particular have a history of depending upon and using broad based employee stock option programs to hire, incentivize and retain employees in a competitive marketplace. Currently, we do not recognize compensation expense for stock options issued to employees or directors, except in limited cases involving modifications of stock options, and we instead disclose in the notes to our financial statements information about what such charges would be if they were expensed. An accounting standard setting body has recently adopted a new accounting standard that will require us to record equity-based compensation expense for stock options and employee stock purchase plan rights granted to employees based on the fair value of the equity instrument at the time of grant. We will be required to record these expenses beginning with our third quarter of fiscal 2005. The change in accounting rules will lead to increased reported net loss or, should we become profitable, a decrease in reported earnings. This may negatively impact our future stock price. In addition, this change in accounting rules could impact our ability to utilize broad based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

Our business may be subject to product liability claims, which could be expensive and could divert management’s attention.

We face exposure to product liability claims if our products (or the equipment into which our products are incorporated) malfunction in a way that results or is alleged to have resulted in personal injury or death, or property damage. We may be named in product liability actions even if there is no evidence that our systems or components caused a loss. Product liability claims could result in significant losses from defense costs or damages awards. The sale of our systems and components entails a high risk of these claims. In addition, we may be required to participate in a recall involving these systems if any of our systems prove to be defective, or we may voluntarily initiate a recall or make payments related to such claims as a result of various industry or business practices or the need to maintain good customer relationships. Each of these actions would likely harm our reputation and lead to substantial expense. We cannot assure you that product liability insurance will be sufficient to cover all product liability claims, that such claims will not exceed our insurance coverage limits or that such insurance will continue to be available on commercially reasonable terms, if at all. Any product liability claim brought against us could have a material adverse effect on our reputation and business.

We may be subject to increased warranty claims.

In response to consumer demand, vehicle and industrial equipment manufacturers have been providing, and may continue to provide, increasingly longer warranty periods for their products, thus requiring their suppliers, such as us, to provide correspondingly longer product warranties. Due to the longer warranty periods, we could incur substantially greater warranty claims in the future. We establish a reserve for warranty claims by taking a charge against earnings at the time that such earnings are recognized based on our historical claims experience. Our warranty expense for the 12 months ended December 31, 2003 was approximately $0.4 million and for the fiscal year ended December 31, 2004 was $0.8 million. Our warranty reserve as of December 31, 2004 was $1.4 million. Our warranty expense is determined by examining revenues against our historical cost of warranty claims. This reserve necessarily involve estimates of future claims, and actual claims, the cost of resolving such claims, or both may exceed our estimates and may be greater than our established reserves. If that were to occur, we may experience increased warranty expenses, which would adversely affect our results of operations.

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

Those patents we own are not likely to provide us with meaningful commercial protection of our products, and patent applications that we file may not result in issued patents. Moreover, patent applications and issued patents may be challenged or invalidated. We could incur substantial costs in prosecuting our patent applications or defending patent infringement suits that may arise.

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

Third parties may claim that our products and systems infringe their patents or other intellectual property rights. Identifying third-party patent rights can be particularly difficult, especially since patent applications are not published until 18 months after their filing dates. If a competitor were to challenge our patents, or assert that our products or processes infringe its patent or other intellectual property rights, we could incur substantial litigation costs, be forced to design around their patents, pay substantial damages or even be forced to cease our operations, any of which could be expensive and/or have an adverse effect on our operating results. Third-party infringement claims, regardless of their outcome, would not only drain our financial resources, but also would divert the time and effort of our management and could result in our customers or potential customers deferring or limiting their purchase or use of the affected products or services until resolution of the litigation.

We are dependent on certain key customers, and the loss of one or more customers could have a material adverse effect on our business.

A substantial portion of our business results from sales to key customers. During fiscal years 2003 and 2004, sales to these customers accounted for 44% and 56% of our revenue, respectively. If several of these key customers were to reduce their orders substantially, we would suffer a decline in revenue and profits, and those declines may be material and adverse.

Mariano Costamagna’s employment agreement and the terms of the MTM loan may limit our board of directors’ ability to effect changes in our senior management.

Mariano Costamagna, BRC’s co-founder and our director, has entered into an employment agreement, pursuant to which he became our Chief Executive Officer until May 31, 2009. Mariano Costamagna’s employment will include an initial base salary of $360,000 annually, as well as bonuses, benefits and expenses. If, during the term of his employment, we terminate Mr. Costamagna’s employment other than for “cause,” or if Mr. Costamagna resigns for “good reason,” we must pay Mr. Costamagna a severance payment equal to $5.0 million (subject to certain limited reductions if Mr. Costamagna sells more than 20% of the stock he has received in connection with our acquisition of BRC). The required severance payment may limit our board of directors’ ability to decide whether to retain or replace Mr. Costamagna or to reallocate management responsibilities among our senior executives, a fact that may, in certain circumstances, have an adverse effect on our business, operations and financial condition. Moreover, the loan to us from MTM can be accelerated in the event that Mr. Costamagna’s employment is terminated for any reason (with limited exceptions for termination upon Mr. Costamagna’s death) or if we otherwise materially breach his employment agreement.

We depend on third-party suppliers for key materials and components for our products.

We have established relationships with third-party suppliers that provide materials and components for our products. A supplier’s failure to supply materials or components in a timely manner or to supply materials and components that meet our quality, quantity or cost requirements, combined with a delay in our ability to obtain substitute sources for these materials and components in a timely manner or on terms acceptable to us, would harm our ability to manufacture our products or would significantly increase our production costs, either of which would negatively impact our results of operations and business. In addition, IMPCO relies on a limited number of suppliers for certain high quality IMPCO proprietary precision die cast parts as well as dress engines for use in our products. Approximately 61% of IMPCO’s raw materials are supplied by ten entities. We could incur significant costs in the event that we are forced to utilize alternative suppliers.

Our business could be harmed if we fail to meet original equipment manufacturer specifications.

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

We may experience unionized labor disputes at original equipment manufacturer facilities.

As we become more dependent on vehicle conversion programs with OEMs, we will become increasingly dependent on OEM production and the associated labor forces at OEM sites. For the fiscal years ended December 31, 2003 and 2004, direct OEM product sales accounted for 60% and 68% of IMPCO’s revenues, respectively. Labor unions represent most of the labor forces at OEM facilities. In the past, labor disputes have occurred at OEM facilities, which adversely impacted our direct OEM product sales. Such labor disputes are likely to occur in the future and, if so, will negatively impact our sales and profitability.

Adverse currency fluctuations may hinder our ability to economically procure key materials and services from overseas vendors and suppliers, may affect the value of our debt, and may affect our sales margins.

We have significant operations outside of the United States. As a result, we engage in business relationships and transactions that involve many different currencies. Exchange rates between our functional currencies (the U.S. dollar and the Euro) and the local currencies in these foreign locations where we do business can vary unpredictably. These variations may have an effect on the prices we pay for key materials and services from overseas vendors in our functional currencies under agreements that are priced in local currencies. If exchange rates with local currencies decline, our effective costs for such materials and services would increase, adversely affecting our profitability.

We face risks associated with marketing, distributing, and servicing our products internationally.

In addition to the Unites States, we currently operate in Australia, Europe, India, Japan, and Mexico, and market our products and technologies in other international markets, including both industrialized and developing countries. During the year ended December 31, 2004, approximately 55% of IMPCO’s revenue was derived from sales to customers located within the United States, and the remaining 45% was derived from sales in Asia, Europe, and Latin America where economics and fuel availability make our products more competitive. Additionally, approximately 73% of IMPCO’s employees and 75% of IMPCO’s approximately 400 distributors and dealers worldwide are located outside the United States. Our combined international operations are subject to various risks common to international activities, such as the following:

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

We derive income from unconsolidated foreign companies that we do not control.

A portion of our income is generated from the operations of unconsolidated foreign subsidiaries in which we hold minority interests. Although the agreements that govern our relationships with these entities provide us with some level of control over our investments, we do not have the ability to control their day-to-day operations or their management. As a result, we cannot control these entities, ability to generate income. As of December 31, 2004, we no longer fully consolidate our operations in Mexico and India due to our ownership share equal to 50% and we no longer have effective control over these entities.

We are highly dependent on certain key personnel.

We are highly dependent on the services of Mariano Costamagna and of our Chief Operations Officer, Brad Garner. These two executives will be extensively involved in, or will directly or indirectly oversee, virtually every aspect of our day-to-day operations. Were we to lose the services of either or both of these executives, we would be at significant risk of declining revenue or operating income. Moreover, the loan to us from MTM can be accelerated in the event that Mariano Costamagna is terminated by us for any reason, with certain limitations for termination occasioned by his death, or if we materially breach his employment agreement.

Our business is directly and significantly affected by regulations relating to vehicle emissions. If current regulations are repealed or if the implementation of current regulations is suspended or delayed, our revenues may decrease. In addition, we rely on emissions regulations, the adoption of which is out of our control, to stimulate our growth.

Our business has fluctuated significantly as a result of regulation of vehicle emissions. For example, our 78% increase in revenue from U.S. operations during fiscal year 2004 over fiscal year 2003 is primarily attributable to the U.S. Environmental Protection Agency’s (EPA) recently promulgated regulations requiring strict emission certification requirements for nonroad spark-ignition engines over 19 KW (25 hp). If regulations relating to vehicle emissions are amended in a manner that may allow for less strict standards, or if the implementation of such standards is delayed or suspended, the demand for our products and services could diminish and our revenues could decrease. In addition, demand for our products and services may be adversely affected by the perception that emission regulations will be suspended or delayed.

We are subject to certification requirements and other regulations and future more stringent regulations may impair our ability to market our products.

We must obtain product certification from governmental agencies, such as the EPA and the California Air Resources Board, to sell certain of our products in the United States, and must obtain other product certification requirements in other countries. A significant portion of our future sales will depend upon sales of fuel management products that are certified to meet existing and future air quality and energy standards. We cannot assure you that our products will continue to meet these standards. The failure to comply with these certification requirements could result in the recall of our products or civil or criminal penalties.

Any new government regulation that affects our alternative fuel technologies, whether at the foreign, federal, state, or local level, including any regulations relating to installation and service of these systems, may increase our costs and the price of our systems. As a result, these regulations may have a negative impact on our revenue and profitability and thereby harm our business, prospects, results of operations, or financial condition.

Declining oil prices may adversely affect the demand for our products.

We believe that our sales in recent periods have been favorably impacted by increased consumer demand promoted by rising oil prices. Oil prices are highly volatile and have recently reached historically high levels. Reductions in oil prices may occur, and demand for our products could decline in the event of fluctuating, and particularly decreasing, market prices.

Changes in tax policies may reduce or eliminate the economic benefits that make our products attractive to consumers.

In some jurisdictions, such as the United States, governments provide tax benefits for clean-air vehicles, including tax credits, rebates and reductions in applicable tax rates. In certain of our markets these benefits extend to vehicles powered by our systems. From time to time, governments change tax policies in ways that create benefits such as those for our customers. Reductions or eliminations in these benefits may adversely affect our revenues.

The potential growth of the alternative fuel products market will have a significant impact on our business.

Our future success depends on the continued global expansion of the gaseous fuel industry. Many countries currently have limited or no infrastructure to deliver natural gas and propane. Major growth of the international markets for gaseous fuel vehicles is significantly dependent on international politics, governmental policies and restrictions related to business management. In the United States, alternative fuels such as natural gas currently cannot be readily obtained by consumers for motor vehicle use and only a small percentage of motor vehicles manufactured in 2003 for the United States were equipped to use alternative fuels. Users of gaseous fuel vehicles may not be able to obtain fuel conveniently and affordably, which may adversely affect the demand for our products. We do not expect this trend to improve in the United States in the foreseeable future. Our ability to attract customers and sell products successfully in the alternative fuel industry also depends significantly on the current price differential between liquid fuels and gaseous fuels. We cannot assure you that the global market for gaseous fuel engines will expand broadly or, if it does, that it will result in increased sales of our fuel system products. In addition, we have designed many of our products for gaseous fuel vehicles powered by internal combustion engines, but not for other power sources, such as electricity or alternate forms of power. If the major growth in the gaseous fuel market relates solely to those power sources, our revenues may not increase and may decline.

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

New developments in technology may negatively affect the development or sale of some or all of our products or make our products obsolete. Our inability to enhance existing products in a timely manner or to develop and introduce new products that incorporate new technologies, conform to increasingly stringent emission standards and performance requirements, and achieve market acceptance in a timely manner could negatively impact our competitive position. New product development or modification is costly, involves significant research, development, time and expense, and may not necessarily result in the successful commercialization of any new products.

Our spin-off of our Quantum subsidiary is subject to tax risks for us and our stockholders, including restrictions on our or Quantum’s issuance of equity securities in order to maintain the tax-free status of the spin-off.

At the time of our spin-off of Quantum on July 23, 2002, we received an opinion of Morrison & Foerster LLP to the effect that the spin-off was tax-free to our stockholders for federal income tax purposes. The opinion of Morrison & Foerster LLP is not binding on the Internal Revenue Service, and we can offer no assurance that the Internal Revenue Service or the courts will agree with their opinion. The opinion was also subject to specific assumptions and the accuracy and completeness of specific factual representations and statements made by us and Quantum, and we are subject to certain limitations on changes in our capital structure following the Quantum transaction. If these assumptions, representations, or statements are incorrect or incomplete in any material respect, the conclusions set forth in the opinion may not be correct. Similarly, we can provide no assurances that our issuance of stock to the founders or in various post-spin-off equity issuances will not adversely impact the tax-free character of the Quantum spin-off.

Even if the spin-off is tax-free to our stockholders, it will be taxable to us if Section 355(e) of the Internal Revenue Code applies to the spin-off. Section 355(e) of the Internal Revenue Code will apply if 50% or more of our stock or Quantum stock, by vote or value, is acquired by one or more persons, other than our historic stockholders who received Quantum common stock in the spin-off, acting pursuant to a plan or a series of related transactions that includes the spin-off. We cannot provide you any assurance that Section 355(e) of the Internal Revenue Code will not apply to the spin-off. Risk of the applicability of Section 355(e) of the Internal Revenue Code may also discourage, delay, or prevent a merger, change of control, or other strategic or capital raising transactions involving our outstanding equity or issuance of new equity.

Provisions of Delaware law and of our charter and bylaws may make it more difficult to take over our company, a fact that may reduce our stock price.

Provisions in our certificate of incorporation and bylaws and in the Delaware corporation law and in our loan agreement with MTM may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt that our management and board of directors oppose. Public stockholders that might desire to participate in one of these transactions may not have an opportunity to do so. We also have a staggered board of directors, which makes it difficult for stockholders to change the composition of the board of directors in any one year. In addition, the loan to us from MTM can be accelerated in the event that Mariano Costamagna is terminated by us for any reason, with certain limitations for termination occasioned by his death, or if we materially breach his employment agreement. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change in control or to change our management and board of directors.

We have a stockholders’ rights agreement that provides for a dividend of one right for each outstanding share of our common stock. Upon the occurrence of certain events, including a person or entity’s acquisition of 15% or more of our common stock, each right will entitle the holder to purchase, at an exercise price of $45 per right, common stock with a market value equal to twice the exercise price, which could cause substantial dilution. The rights agreement may have the effect of deterring, delaying, or preventing a change in control that might otherwise be in the best interests of our stockholders.

Future sales of our common stock could adversely affect our stock price.

Substantial sales of our common stock, including shares issued upon exercise of our outstanding options and warrants, in the public market or the perception by the market that these sales could occur, could lower our stock price or make it difficult for us to raise additional equity. As of December 31, 2004, and giving effect as of that date to the 4.6 million shares issued in our February 2005 equity offering, we had 23,337,437 shares of common stock outstanding, excluding 68,885 shares issued but held by IMPCO as treasury stock. Of these shares, 22,412,911 shares are currently freely tradable and 924,526 shares, which otherwise are freely tradable, are subject to a lockup agreement that restricts their resale until certain dates in 2005 and 2006. The following table presents the relevant expiration dates and the number of shares as to which the lockup agreement expires:

Date	Number of Shares Available for Sale
August 1, 2005	460,601
February 1, 2006	463,925

As of December 31, 2004 up to 775,000 shares of our common stock were issuable upon the exercise of warrants outstanding as of that date, all of which may be freely tradable upon exercise thereof. We issued an additional 5,098,284 shares of common stock in connection with the BRC acquisition. Furthermore, as of December 31, 2004, up to 3,650,533 shares are issuable upon the exercise of options of which 1,219,494 are vested. Subject to applicable vesting and registration requirements, upon exercise of these options the underlying shares may be resold into the public market. In the case of outstanding options and warrants that have exercise prices less than the market price of our common stock from time to time, investors would experience dilution. We cannot predict if future sales of our common stock, or the availability of our common stock for sale, will harm the market price of our common stock or our ability to raise capital by offering equity securities.

The issuance of shares of our common stock in connection with the BRC acquisition will significantly reduce the percentage interests of your investment in us.

The transaction was completed on March 31, 2005, and we have issued to the founders 5,098,284 shares of our common stock. The founders own, in the aggregate and including the shares previously issued in connection with our acquisition of the initial 50% interest in BRC and giving effect to the 4.6 million shares issued in our February 2005 equity offering, approximately 24.2% of our common stock. The issuance of shares in this transaction has thus significantly reduced the relative percentage interests of our current stockholders (including voting interest and liquidation and book value). In any case, the issuance of these shares may adversely impact the market value of our shares. The issuance of additional shares of our common stock in future transactions might exacerbate one or more of these impacts.

The market price of our common stock may decline after the BRC acquisition.

The market price of our common stock may decline after the BRC acquisition for a number of reasons, including if:

•	investors reach an unfavorable impression about the transaction or about one or more aspects of our combined operations with BRC;

•	we do not achieve the expected benefits of the transaction as rapidly or to the extent anticipated by financial or industry analysts;

•	the effect of the transaction on our financial results is not consistent with the expectations of financial or industry analysts; or

•	the BRC founders and other of our significant stockholders decide to dispose of substantial numbers of shares of our common stock in the future.

If we do not complete our announced research and development facility consolidation activities as expected, or even if we do so, we may not achieve all the benefits we anticipate.

As announced on March 14, 2005, we expected to relocate research and development facilities and key personnel from our Seattle, Washington research and development facility to our Cerritos, California headquarters in an effort to reduce the inefficiencies, expense and logistical difficulties associated with maintaining an additional facility, and improve our integration of research and development personnel into operations. Upon subsequent management review, we have revised our plans to include continuing to operate the Seattle facility continuously, but at a reduced level. The process of moving research and development equipment can be complicated. While we believe our consolidation actions will reduce our cost structure, if we encounter delays in moving operations we may not achieve the cost reductions we are expecting. Also, we may find that even if we complete these activities as planned, we may not realize all the benefits we expected.

Class action litigation due to stock price volatility or other factors could cause us to incur substantial costs and divert our management’s attention and resources.

In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. Companies in the technology industries are particularly vulnerable to this kind of litigation due to the high volatility of their stock prices. Accordingly, we may in the future be the target of securities litigation. Any securities litigation could result in substantial costs and could divert the attention and resources of our management.

Loans to one of our executive officers may have been amended in violation of Section 402 of the Sarbanes-Oxley Act of 2002.

In December 2000, we lent Dale Rasmussen, our Senior Vice President and Secretary, $100,000. In September 2001, we lent to Mr. Rasmussen an additional $175,000. These loans were due and payable in full on July 31, 2002. The first loan was repaid in full on March 8, 2004, and approximately $102,000 remains outstanding on the second loan as of December 31, 2004. As a result, the SEC may take the position that this loan is a violation of Section 402 of the Sarbanes-Oxley Act of 2002.

Section 402 of the Sarbanes-Oxley Act of 2002, which became effective on June 30, 2002, prohibits us from directly or indirectly extending or maintaining credit, arranging for the extension of credit, or renewing an extension of credit, in the form of a personal loan to or for any of our directors or executive officers. An extension of credit maintained by us on June 30, 2002 is not subject to these prohibitions so long as there is no renewal or material modification to any such loan after that date. Because we did not recover the amounts due under these loans on or before their maturity date, we may be found to have materially modified or renewed Mr. Rasmussen’s loans after the effective date of Section 402. If the SEC were to institute proceedings to enforce a violation of this statute, or if one or more shareholders were to bring a lawsuit alleging that this circumstance represents a breach of our directors’ fiduciary duties, we may become a party to litigation over these matters, and the outcome of such litigation (including criminal or civil sanctions by the SEC or damages in a civil lawsuit), alone or in addition to the costs of litigation, may materially and adversely affect our business.

Pursuant to Internal Revenue Code Sec. 382 and 383, certain changes in ownership structure may partially or fully limit future use of net operating losses and tax credits available to offset future taxable income and future tax liabilities, respectively. Such changes in ownership may have occurred during the year ended December 31, 2004, and subsequently.

As announced subsequent to the year ended December 31, 2004, the Company sold 4.6 million shares of its common stock in a public offering for the purposes of providing the cash portion of the BRC purchase price and for working capital. In addition, on March 31, 2005, the BRC purchase transaction was closed, resulting in the issuance of 5.1 million shares of the Company’s common stock. These common stock issuances, when measured against other historical common stock issuances and application to the IRS code, may result in a limitation on our realization of deferred tax assets. Consequently, the Company’s net deferred tax assets of $8.4 million at December 31, 2004 may be reduced in the future if this limitation occurs.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Information relating to Quantitative and Qualitative Disclosures About Market Risk appears under the heading “Derivative Financial Instruments” which is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Item 8.	Financial Statements and Supplementary Data.

See pages F-1 through F-42 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

N/A.

Item 9A. Controls	and Procedures.

(1) Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness (within the meaning of PCAOB Auditing Standard No. 2) is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and this assessment identified four material weaknesses in the Company’s internal control over financial reporting. The Company’s assessment identified a material weakness relating to cycle counting of physical inventory in its US manufacturing plant. The key internal controls over financial reporting related to cycle counting is to periodically confirm the quantities that are recorded in the inventory perpetual records since 1) the perpetual records are the source for recording inventory values in the Company’s general ledger and then correspondingly in the financial statements, and 2) if the process and counts are accurate, the cycle counting process replaces the necessity to physically count the inventory at period end. Accordingly the Company undertook alternative procedures in physical counts of a substantial portion of the inventories subsequent to December 31, 2004 and a rollback reconciliation to establish validation of the balance of inventories on its financial statements at December 31, 2004.

The Company’s assessment also identified a material weakness in the Company’s internal control over financial reporting relating to the lack of segregation of duties in one of the Company’s foreign locations. The key controls over financial reporting related to segregation of duties is to provide for approval procedures and accounting controls to prevent the opportunity for theft or falsification of records. Upon detection, the Company has instituted alternative processes to provide for adequate segregation of duties in this location.

The Company’s assessment also identified a material weakness in the Company’s internal control over financial reporting relating to accounting for deferred tax assets and cash flow statement in preparation for the annual audit. The key controls in these areas involve maintaining the knowledge base, technical capabilities and continuing education of accounting staff to learn and integrate training for increasingly complex accounting rules. In addition, another key control is the need to maintain adequate level of staff time to manage and complete increasing workloads, with peaks such as the annual audit and quarterly regulatory filings. The Company has relied somewhat historically upon professionals such as public accountants and attorneys to help keep the Company’s accounting staff current in accounting pronouncements and standards. The evidence of this weakness exposes the Company’s need to create a more direct continuing education program for its accounting and financial staff, and the corresponding allocation of financial and time resources to support this effort over the long term.

The Company’s assessment also identified a material weakness in the Company’s internal control over financial reporting relating to the corporate governance in the area of the quality of board resolution development, documentation of board deliberations, accurate drafting and eventual approval of board meeting minutes by the directors. The key controls over financial reporting related to board decisions that are evidenced by resolutions in minutes is the quality and consistency of the process used by executives and experts (primarily legal and accounting) in insuring that the legality and resulting financial consequences are assessed well in advance as a key part for satisfaction of director diligence. Several instances during 2004 evidenced a lack of due diligence that required significant time, deliberations on accounting treatment and correction of previously approved minutes. The Company has assessed additional processes within the Audit Committee of the Board for its consideration.

In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the material weakness described above, management’s conclusion is that the Company did not maintain effective internal control over financial reporting as of December 31, 2004.

The Company’s independent registered public accounting firm, BDO Seidman, LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That report appears below.

2) Remediation Steps to Address the Material Weaknesses

As noted above in the description of the four reported material weaknesses in internal controls over financial reporting, for the most part 1) the Company has taken immediate corrective action to ensure adequate inventory cycle counting processes through review of procedures, training and re-implementation of correct procedures by operations management; 2) the Company has also taken corrective action to ensure adequate segregation of duties in one of its foreign locations by instituting review procedures, and is developing an internal audit testing process to further mitigate this situation; 3) the Company is identifying training resources for its accounting staff to better insure current accounting standards to preparation of financial statements and the associated analysis; and 4) the Company has considered additional review processes at the board level to help satisfy adequate controls to offset this material weakness.

3) Changes in Internal Control Over Financial Reporting

There have been changes in the Company’s internal control over financial reporting, as noted by the remediation steps outlined above and in addition resolutions to other deficiencies, that occurred during the last quarter of the period covered by this report that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

4) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as such term is defined under Exchange Act Rule 13a-15(e) or Exchange Act Rule 15d-15(e) that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report due to the material weaknesses identified and discussed above, and in “Management’s Report on Internal Control Over Financial Reporting”.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

IMPCO Technologies, Inc.

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting,” that IMPCO Technologies, Inc. (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of material weaknesses relating to cycle counting procedures, application of generally accepted accounting principles regarding deferred taxes and statement of cash flows, segregation of duties in one of the Company’s foreign locations and corporate governance in relation to board minutes, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). IMPCO Technologies Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

1.	In-effective controls over cycle counting of inventory, which resulted in a credit adjustment to the Company’s inventory for the year ended December 31, 2004.

2.	Inadequate application of generally accepted accounting principles in relation to valuation of deferred tax assets and preparation of statement of cash flows, resulting in an adjustment to the Company’s financial statement at December 31, 2004.

3.	Lack of segregation of duties in the Company’s Australian location involving certain key controls within financial reporting.

4.	Lack of due diligence in drafting and approving board minutes and failure to understand accounting consequences of board resolutions.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 31, 2005, on those consolidated financial statements.

In our opinion, management’s assessment that IMPCO Technologies, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, because of the effect of the material weaknesses described above, on the achievement of the objectives of the control criteria, IMPCO Technologies, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We do not express an opinion or any other form of assurance on management’s statements referring to the corrective actions taken by the Company after the date of management’s assessment.

/s/ BDO Seidman, LLP

Los Angeles, California

March 31, 2005

Item 9B. Other	Information.

N/A

PART III

The SEC allows us to “incorporate by reference” the information we file with them, which means that we can disclose important information to you by referring you to those documents. The information incorporated by reference is considered to be part of this Annual Report. We incorporate by reference in Items 10 to 14 below certain sections of our definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC not later than 120 days after December 31, 2004.

Item 10. Directors	and Executive Officers of the Registrant

The following table sets forth certain information regarding our directors and executive officers:

Name	Age	Position
Mariano Costamagna	54	Chief Executive Officer, Managing Director of BRC, Director
Robert M. Stemmler	69	Chairman of the Board of Directors
Dale L. Rasmussen	55	Senior Vice President, Corporate Secretary
Brad E. Garner	42	Vice President and Chief Operating Officer
Nickolai A. Gerde	60	Vice President Finance, Chief Financial Officer, Treasurer
Norman L. Bryan (1)(2)(3)	63	Director
J. David Power III (1)(2)(3)	73	Director
Don J. Simplot	69	Director
John Jacobs (1)(2)(3)	51	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating Committee

Mariano Costamagna has served as a director of the Company since June 2003 and his current term expires in 2006. On January 1, 2005, he became our Chief Executive Officer. He is also the Managing Director and Chief Executive Officer of BRC, S.r.l., and its wholly owned subsidiary, MTM, S.r.l., located in Cherasco in the province of Piedmont in northern Italy. MTM develops, manufactures and installs alternative fuel systems and components under the BRC Gas Equipment trademark. Mr. Costamagna and his family founded MTM in 1977, and Mr. Costamagna has served as MTM’s principal executive officer since that time. Mr. Costamagna became BRC’s Managing Director and Chief Executive Officer at the time that company was established in 2001. Mr. Costamagna became a director in connection with our acquisition of the initial 50% of the equity interest of BRC and, our Chief Executive Officer in accordance with the employment agreement between the company and Mr. Costamagna, which was entered into in connection with the pending BRC acquisition. Mr. Costamagna has never served as the Chief Executive Officer of a publicly traded company.

Robert M. Stemmler has been a director since May 1993, and the Chairman of our Board of Directors since June 1998. Mr. Stemmler also served as our President and Chief Executive Officer from May 1993 through December 31, 2004. Mr. Stemmler was a full time employee consultant to the company until March 17, 2005 when the employment relationship was changed. A revision to the employee consulting agreement is now being prepared to re-define

Mr. Stemmler’s consulting role. He previously served as a full time consultant to our company from December 1992 until July 1993. He served as our General Manager from 1982 to 1985 and has held various management and executive positions throughout his career at Celanese Corp. (now Hoechst-Celanese), an international chemical and fibers manufacturer; A.J. Industries, a holding company for aircraft, trucking and heating equipment companies; and Sargent Fletcher Company, a manufacturer of military aircraft fuel tanks and in-flight refueling systems. He holds an M.B.A. degree from Seton Hall University and a B.S. degree in mechanical engineering from Washington University in St. Louis.

Dale L. Rasmussen has served as our Senior Vice President and Corporate Secretary since June 1989. He joined us in April 1984 as Vice President of Finance and Administration and Corporate Secretary. Prior to joining us, Mr. Rasmussen was a commercial banker for 12 years at banks that were acquired by Key Bank and U.S. Bank. He received his B.A. degree in Business Administration and Economics from Western Washington University and is a graduate of the Pacific Coast Banking School. Mr. Rasmussen serves as the Chairman of the Board of Directors of Quantum Fuel Systems Technologies Worldwide, Inc.

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

Nickolai A. Gerde was appointed our Vice President Finance, Chief Financial Officer and Treasurer in January 2004. Mr. Gerde was previously a Director and co-Chair of the Audit Committee. Mr. Gerde is a former CPA, and has provided business and financial consulting services. He was previously the Vice President Finance and CFO for seven years of Pacific Aerospace & Electronics, Inc. a publicly traded NASDAQ international aerospace supplier. He has held a number of senior financial management positions in both public and private businesses including telecommunications; economic development and business recruitment; manufacturing; long term healthcare; and public accounting. Mr. Gerde earned a cum laude bachelors degree from the University of Washington Business School, a summa cum laude associates degree from Bellevue Community College and served honorably in the U.S. Army in the U.S. and Europe. He has served on the boards of a number of civic organizations.

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

John R. Jacobs has served as a director since May 2004. Mr. Jacobs is a managing partner of Capital Run, an investment bank headquartered in Seattle, Washington. Mr. Jacobs was previously the co-founder and Managing Partner of Pacific Capital Partners LLC, a boutique

M&A investment bank, which merged with Capital Run in September 2003. Prior to Pacific Capital Partners, Mr. Jacobs was the managing member and co-founder of US Bancorp Piper Jaffray’s Venture Capital Partner Funds. While at Piper Jaffray, Mr. Jacobs founded and headed the Technology Investment Banking Practice, served on the Piper Jaffray Investment Banking Group Head Management Committee, and ran Piper Jaffray’s Seattle, Washington Investment Banking office. Mr. Jacobs started his career at Chase Manhattan Bank in New York City in the Technology and Private Placement Groups. Mr. Jacobs graduated from Ohio Wesleyan University with honors and received a master of International Management from the American Graduate School of International Business.

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

The Board of Directors is divided into three classes; each consisting of three directors, with the three classes serving staggered three-year terms. Each director will hold office until the first meeting of stockholders immediately following expiration of his three year term of office and until his successor is qualified and elected. The Board of Directors has determined that Mr. Jacobs is an audit committee financial expert within the current rules of the Securities and Exchange Commission and an independent director as defined by Nasdaq rules.

Our Code of Business Conduct and Ethics applies to all directors, officers and employees, including our chief executive officer, our chief financial officer and our controller. You can find a copy of our Code of Business Conduct and Ethics on our website at www.impco.ws. We will post any amendments to the Code of Business Conduct and Ethics on our website.

Item 11. Executive	Compensation

Information required by this Item 11 will be set forth under “Executive Compensation,” “Compensation of Directors,” “Employment Agreements” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2004 and is incorporated herein by reference.

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item 12 will be set forth under “Securities Authorized for Issuance under Equity Compensation Plans” and “Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2004 and is incorporated herein by reference.

Item 13. Certain	Relationships and Related Transactions

Information required by this Item 13 will be set forth under “Certain Relationships and Related Transactions” in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2004 and is incorporated herein by reference.

Item 14. Principal	Accountant Fees and Services

Information required by this Item 14 will be set forth under “Independent Public Accountants” in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2004 and is incorporated herein by reference.

PART IV

Item 15. Exhibits	and Financial Statement Schedules

(a) Documents filed as part of this report:

(1) Consolidated Financial Statement of IMPCO Technologies, Inc.

Reports of independent registered public accounting firms.

Consolidated balance sheets as of December 31, 2002, 2003 and 2004.

Consolidated statements of operations for the fiscal year ended April 30, 2002, the eight-month period ended December 31, 2002 and the fiscal years ended December 31, 2003 and 2004.

Consolidated statements of stockholders’ equity for the fiscal year ended April 30, 2002, the eight-month period ended December 31, 2002 and the fiscal years ended December 31, 2003 and 2004.

Consolidated statements of cash flows for the fiscal year ended April 30, 2002, the eight-month period ended December 31, 2002 and the fiscal years ended December 31, 2003 and 2004.

Notes to consolidated financial statements.

(2) Consolidated Financial Statement of BRC, s.r.l

Reports of the independent registered public accounting firms.

Consolidated balance sheets as of December 31, 2002, 2003 and 2004.

Consolidated statements of operations for the three fiscal years ended December 31, 2002, 2003 and 2004.

Consolidated statements of changes in quotaholders’ equity for the three fiscal years ended December 31, 2002, 2003 and 2004.

Consolidated statements of cash flows for the three years ended December 31, 2002, 2003 and 2004.

Notes to consolidated financial statements.

(3) Supplemental Financial Statement Schedules:

Report of Independent Registered Public Accounting Firm

Schedule II—Valuation and Qualifying Accounts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

IMPCO Technologies Inc.

The audit referred to in our report dated March 31, 2005 relating to the consolidated financial statements of IMPCO Technologies Inc., which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedule for 2004 listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/    BDO SEIDMAN, LLP

Los Angeles, California

March 31, 2005

SCHEDULE II—VALUATION ACCOUNTS

(Dollars in thousands)

	Balance at beginning of period	Additions charged (credited) to costs and expenses	Write-offs and other adjustments	Balance at end of period
Allowance for doubtful accounts for the period ended:
December 31, 2004	$629	$1,110	$(52)	$1,687
December 31, 2003	1,295	430	(1,096)	629
December 31, 2002	875	539	(120)	1,295
April 30, 2002	981	365	(471)	875

Inventory valuation reserve for the period ended:
December 31, 2004	$2,269	$1,800	$(400)	$3,669
December 31, 2003	1,666	984	(381)	2,269
December 31, 2002	1,582	320	(236)	1,666
April 30, 2002	1,739	507	(664)	1,582

Warranty reserve for the period ended:
December 31, 2004	$674	$739	$(37)	$1,376
December 31, 2003	452	398	(176)	674
December 31, 2002	285	233	(66)	452
April 30, 2002	227	171	(113)	285

Product liability reserve for the period ended:
December 31, 2004	$1	$—	$—	$1
December 31, 2003	1	—	—	1
December 31, 2002	1	—	—	1
April 30, 2002	1	—	—	1

Deferred tax valuation allowance for the period ended:
December 31, 2004	$26,479	$9,077	$—	$35,556
December 31, 2003	24,000	2,479	—	26,479
December 31, 2002	—	24,000	—	24,000
April 30, 2002	—	—	—	—

(3) Exhibits:

EXHIBIT INDEX

Certain of the following exhibits, as indicated by footnote, were previously filed as exhibits to registration statements or reports filed by the Registrant or its predecessor company and are hereby incorporated by reference to such statements or reports. The Registrant’s Exchange Act file number is 1-15143, and the Exchange Act file number of AirSensors, Inc., a predecessor company, was 0-16115.

Exhibit No.	Description	Note No.

2.1	Sale and Purchase Agreement between the Registrant and the controlling shareholders of B.R.C. Società a Responsabilità Limitata, dated as of October 3, 2002.	(18)

2.2	Shareholders Agreement and the controlling shareholders of B.R.C. Società a Responsabilità Limitata, dated as of October 3, 2002.	(18)

2.3	Agreement between the Registrant and the controlling shareholders of B.R.C. Società a Responsabilità Limitata, dated as of December 15, 2002.	(18)

2.4	Amendment and Waiver between the Registrant and the controlling shareholders of B.R.C. Società a Responsabilità Limitata, dated as of April 30, 2003.	(18)

2.5	Equity Interest Purchase Agreement between and among Mariano Costamagna, Pier Antonio Costamagna, B.R.C. Società a Responsabilità Limitata, M.T.M. Società a Responsabilità Limitata and IMPCO Technologies, Inc., dated as of October 22, 2004.	(22)

2.6	Amendment No. 1 to Equity Interest Purchase Agreement between and among Mariano Costamagna, Pier Antonio Costamagna, B.R.C. Società a Responsabilità Limitata, M.T.M. Società a Responsabilità Limitata and IMPCO Technologies, Inc., dated as of November 17, 2004.	(22)

2.7	Amendment No. 2 to Equity Interest Purchase Agreement between and among Mariano Costamagna, Pier Antonio Costamagna, B.R.C. Società a Responsabilità Limitata, M.T.M. Società a Responsabilità Limitata and IMPCO Technologies, Inc., dated as of November 30, 2004.	(22)

2.8	Amendment No. 3 to Equity Interest Purchase Agreement between and among Mariano Costamagna, Pier Antonio Costamagna, B.R.C. Società a Responsabilità Limitata, M.T.M. S ocietà a Responsabilità Limitata and IMPCO Technologies, Inc., dated as of December 22, 2004.	(22)

3.1	Certificate of Incorporation, as currently in effect.	(12)

3.2	Bylaws adopted July 22, 1998.	(7)

4.1	Stockholders’ Protection Rights Agreement dated as of June 30, 1999 between IMPCO Technologies, Inc. and ChaseMellon Stockholder Services, L.L.C., as Rights Agent.	(6)

10.1+	1989 Incentive Stock Option Plan.	(2)

10.2+	1993 Stock Option Plan for Non-employee Directors.	(3)

10.3+	Amendment to 1989 Incentive Stock Option Plan.	(3)

Exhibit No.	Description	Note No.

10.4+	1996 Incentive Stock Option Plan.	(4)

10.5+	1997 Incentive Stock Option Plan.	(5)

10.6	Loan Agreement between IMPCO Tech Japan KK, as borrower, and, Hongkong and Shanghai Banking Corporation Ltd., Osaka Branch., as lender, dated as of March 29, 1999.	(7)

10.7	Promissory Note Issued by Dale Rasmussen to Registrant dated March 15, 2001.	(8)

10.8	Promissory Note Issued by Syed Hussain to Registrant dated March 15, 2001.	(8)

10.9	Security Agreement and Agreement Not to Exercise Options entered into between Dale Rasmussen and Registrant dated March 15, 2001.	(8)

10.10	Security Agreement and Agreement Not to Exercise Options entered into between Syed Hussain and Registrant dated March 15, 2001.	(8)

10.11+	2000 Incentive Stock Option Plan.	(9)

10.12	Common Stock and Warrants Purchase Agreement, dated January 11, 2002.	(10)

10.13	Registration Rights Agreement, Dated January 11, 2002.	(10)

10.14	Form of Stock Purchase Warrant, Dated January 11, 2002.	(10)

10.15	Stock Purchase Agreement, dated May 3, 2002.	(11)

10.16	Contribution and Distribution Agreement between the Registrant and Quantum Fuel Systems Technologies Worldwide, Inc., dated July 23, 2002.	(13)

10.17	Tax Allocation and Indemnification Agreement between the Registrant and Quantum Fuel Systems Technologies Worldwide Inc., dated July 23, 2002.	(13)

10.18	Employee Benefit Matters Agreement between the Registrant and Quantum Fuel Systems Technologies Worldwide, Inc., dated July 23, 2002.	(13)

10.19+	The 2002 Stock Option Plan for Employees.	(14)

10.20+	The 2002 Stock Option Plan for Non-employee Directors.	(14)

10.21	Equity Joint Venture Contract, dated as of December 16, 2002, among China Natural Gas Co. Ltd., and the Registrant.	(15)

10.22	Joint Venture Agreement Minda IMPCO Technologies, Limited, dated May 18, 2001 among Minda Industries Limited and Mr. Nirmal K. Minda and the Registrant.	(15)

10.23	Joint Venture Agreement Minda IMPCO Limited, dated May 18, 2001 among Minda Industries and Mr. Nirmal K. Minda and the Registrant.	(15)

10.24	Letter of commitment, dated March 26, 2003, among Don J. Simplot and the Registrant.	(15)

10.25+	2003 Stock Incentive Plan.	(16)

10.26+	2004 Stock Incentive Plan.	(17)

10.27+	Employment agreement between IMPCO Technologies, Inc. and Terry Clapp, dated as of January 5, 2004.	(21)

Exhibit No.	Description	Note No.

10.28+	Employment agreement between IMPCO Technologies, Inc. and Brad Garner, dated as of January 5, 2004.	(21)

10.29	Loan Agreement between IMPCO Technologies, Inc. and M.T.M. Società a Responsabilità Limitata, dated as of December 23, 2004.	(22)

10.30	Pledge Agreement by IMPCO Technologies, Inc. in favor of Mariano Costamagna and Pier Antonio Costamagna, dated as of December 23, 2004.	(22)

10.31	Guaranty made by Mariano Costamagna and Pier Antonio Costamagna in favor of MTM, S.r.l., dated as of December 23, 2004.	(22)

10.32+	Employment Agreement between IMPCO Technologies, Inc. and Mariano Costamagna, dated as of December 22, 2004.	(22)

10.33+	Employment Agreement between MTM and Pier Antonio Costamagna, dated as of October 22, 2004.	(22)

10.34+	Consulting Agreement between IMPCO Technologies, Inc. and Robert Stemmler, dated as of December 22, 2004.	(23)

10.35	Revolving Promissory Note executed by the IMPCO Technologies, Inc. in favor of LaSalle Business Credit, LLC., dated as of July 18, 2003.	(19)

10.36	Loan and Security Agreement by and among Lasalle Business Credit, LLC, the financial institutions that, from time to time, become a party to the Loan Agreement, LaSalle, as agent for the lenders, and IMPCO Technologies, Inc., dated as of July 18, 2003.	(19)

10.37	Amendment to Loan and Security Agreement and Waiver by and among Lasalle Business Credit, LLC, the financial institutions that, from time to time, become a party to the Loan Agreement, LaSalle, as agent for the lenders, and IMPCO Technologies, Inc., dated as of March 12, 2004.	(20)

10.38	Second Amendment to Loan and Security Agreement, Limited Waiver and Consent by and among Lasalle Business Credit, LLC, the financial institutions that, from time to time, become a party to the Loan Agreement, LaSalle, as agent for the lenders, and IMPCO Technologies, Inc., dated June 30, 2004.	(24)

10.39	Third Amendment to Loan and Security Agreement, Consent by and among Lasalle Business Credit, LLC, the financial institutions that, from time to time, become party to the Loan Agreement, Lasalle, as agent for the lenders, and IMPCO Technologies, Inc., dated March , 2005.	(1)

10.40	Joint Company Buy-Out Agreement, by, between and among the Registrant, IMPCO-BERU Technologies, B.V. and BERU Aktiengesellschaft, dated January 27, 1999.	(19)

21.1	Subsidiaries of the Company.	(1)

23.3	Consent of Ernst & Young LLP, independent registered public accounting firm, with respect to IMPCO Technologies, Inc.	(1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).	(1)

Exhibit No.	Description	Note No.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).	(1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350.	(1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350.	(1)

(1)	Filed herewith.
(2)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1990.
(3)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1994.
(4)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1997.
(5)	Incorporated by reference to the Registrant’s Proxy Statement for fiscal year 1997.
(6)	Incorporated by reference to the Registrant’s Form 8-K dated June 30, 1999.
(7)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1999.
(8)	Incorporated by reference to the Registrant’s Form 8-K dated March 26, 2001.
(9)	Incorporated by reference to the Registrant’s Proxy Statement for fiscal year 2000.
(10)	Incorporated by reference to the Registrant’s Form 8-K filed on January 11, 2002.
(11)	Incorporated by reference to the Registrant’s Form 8-K filed on May 10, 2002.
(12)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 2001.
(13)	Incorporated by reference to the Form 10-K filed by Quantum Fuel Systems Technologies, Inc., for fiscal year 2002.
(14)	Incorporated by reference to the Registrant’s Proxy Statement for fiscal year 2002.
(15)	Incorporated by reference to the Registrant’s Form 10-K for the transition period from May 1, 2002 to December 31, 2002.
(16)	Incorporated by reference to the Registrant’s Proxy Statement for the 2003 annual meeting of stockholders.
(17)	Incorporated by reference to the Registrant’s Proxy Statement for the 2004 annual meeting of stockholders.
(18)	Incorporated by reference to the Registrant’s Form 8-K filed on July 29, 2003 (dated July 22, 2003).
(19)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended September 30, 2003.
(20)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 2003.
(21)	Incorporated by reference to the Registrant’s Form S-1 (Registration No. 333-111988) filed with the Commission on January 16, 2004.
(22)	Incorporated by reference to the Registrant’s Form S-4/A (Registration No. 333-122335), filed with the Commission on February 8, 2005.
(23)	Incorporated by reference to the Registrant’s Form 8-K dated December 22, 2004.
(24)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended September 30, 2004.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 1, 2005.

IMPCO TECHNOLOGIES, INC.

By:	/s/ MARIANO COSTAMAGNA
	Name:	Mariano Costamagna
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARIANO COSTAMAGNA Mariano Costamagna	Chief Executive Officer (Principal Executive Officer) and Director	April 1, 2005

/s/ ROBERT M. STEMMLER Robert M. Stemmler	Chairman of the Board of Directors	April 1, 2005

/s/ NICKOLAI A. GERDE Nickolai A. Gerde	Vice President Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)	April 1, 2005

/s/ RICHARD T. FOGARTY Richard T. Fogarty	Corporate Controller (Principal Accounting Officer)	April 1, 2005

/s/ NORMAN L. BRYAN Norman L. Bryan	Director	April 1, 2005

/s/ JOHN JACOBS John Jacobs	Director	April 1, 2005

/s/ J. DAVID POWER III J. David Power III	Director	April 1, 2005

/s/ DON J. SIMPLOT Don J. Simplot	Director	April 1, 2005

IMPCO TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

IMPCO Technologies Inc.

We have audited the accompanying consolidated balance sheet of IMPCO Technologies, Inc. (the “Company”) as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IMPCO Technologies, Inc. at December 31, 2004, and the consolidated results of its operations and its cash flows for the year ended December 31, 2004, in conformity with generally accepted accounting principles in the United States.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of IMPCO Technologies, Inc. internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2005, expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/    BDO SEIDMAN, LLP

Los Angeles, California

March 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

IMPCO Technologies, Inc.

We have audited the accompanying consolidated balance sheets of IMPCO Technologies, Inc. and subsidiaries as of December 31, 2002 and 2003 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended April 30, 2002, the eight months ended December 31, 2002 and the year ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a) for the year ended April 30, 2002, the eight months ended December 31, 2002, and the year ended December 31, 2003. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IMPCO Technologies, Inc. and subsidiaries at December 31, 2002 and 2003 and the consolidated results of their operations and their cash flows for the year ended April 30, 2002, the eight months ended December 31, 2002 and the year ended December 31, 2003 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein for the year ended April 30, 2002, the eight months ended December 31, 2002, and the year ended December 31, 2003.

As more fully described in Note 16 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets.

/s/    ERNST & YOUNG LLP

Los Angeles, California

March 10, 2004,

except for paragraph (i) of Note 3

as to which the date

is March 12, 2004

IMPCO TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars Except Share Data)

	December 31, 2002	December 31, 2003	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$1,996	$9,524	$8,418
Restricted cash	1,604	724	—
Accounts receivable less allowance for doubtful accounts of $1,295, $629 and $1,687, respectively	11,480	13,773	18,072
Inventories:
Raw materials and parts	8,616	9,347	8,624
Work-in-process	—	277	233
Finished goods	8,705	8,275	3,747

Total inventories	17,321	17,899	12,604
Deferred tax assets	1,032	283	182
Other current assets	1,649	1,648	1,956
Related party receivables (Note 18)	161	278	2,746

Total current assets	35,243	44,129	43,978
Equipment and leasehold improvements:
Dies, molds and patterns	6,343	6,572	7,174
Machinery and equipment	6,317	7,792	8,039
Office furnishings and equipment	8,462	8,545	7,809
Automobiles and trucks	406	402	409
Leasehold improvements	3,401	3,597	3,474

	24,929	26,908	26,905
Less accumulated depreciation and amortization	16,359	18,589	19,702

Net equipment and leasehold improvements	8,570	8,319	7,203
Net goodwill	8,921	10,106	8,856
Deferred tax assets, net	8,405	9,476	8,183
Investment in affiliates	—	25,500	27,668
Business acquisition costs (Note 2)	12,777	—	788
Other assets	2,062	3,606	2,430
Non-current related party receivables (Note 18)	—	—	851

Total Assets	$75,978	$101,136	$99,957

See accompanying notes to consolidated financial statements

IMPCO TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

CONTINUED

(Thousands of Dollars Except Share Data)

	December 31, 2002	December 31, 2003	December 31, 2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,166	$9,082	$9,914
Accrued payroll obligations	2,387	2,762	2,889
Other accrued expenses	2,294	4,195	5,624
Current revolving line of credit	5,860	5,238	7,680
Current portion of related long-term debt (Note 18)	—	—	2,600
Current portion of other loans	5,883	670	93
Current portion of capital leases	2,448	43	47

Total current liabilities	24,038	21,990	28,847
Terms loans	—	17,617	—

Related party term loans (Note 18)	—	—	19,400
Capital leases	101	95	151
Other liabilities	—	1,483	2,316
Minority interest	2,217	2,822	2,782
Stockholders’ equity:
Preferred stock, $.001 par value, authorized 500,000 shares; none issued and outstanding at December 31, 2002, 2003 and 2004	—	—	—
Common stock, $.001 par value, authorized 100,000,000 shares 16,433,282 issued and outstanding at December 31, 2002; 18,568,721 issued and outstanding at December 31, 2003 18,737,437 issued and outstanding at December 31, 2004	16	19	19
Additional paid-in capital	120,624	132,190	135,291
Shares held in treasury	(173)	(312)	(528)
Accumulated deficit	(68,065)	(74,993)	(89,242)
Accumulated other comprehensive income (loss)	(2,780)	225	921

Total stockholders’ equity	49,622	57,129	46,461

Total Liabilities and Stockholders’ Equity	$75,978	$101,136	$99,957

See accompanying notes to consolidated financial statements.

IMPCO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of Dollars Except Per Share Data)

	Fiscal Year Ended April 30, 2002	Eight Months Ended December 31, 2002	Fiscal Year Ended December 31,
			2003	2004
Revenue	$67,676	$46,421	$74,740	$118,292
Costs and expenses:
Cost of revenue	44,542	33,071	51,780	91,554
Research and development expense	5,856	2,635	3,803	4,634
Selling, general and administrative expense	19,676	11,922	19,638	20,331
Impairment loss of goodwill	—	—	—	1,328

Total costs and expenses	70,074	47,628	75,221	117,847
Operating income (loss)	(2,398)	(1,207)	(481)	445
Loss on extinguishment of debt	—	—	—	6,752
Interest expense, net	929	883	4,039	5,509

Loss from continuing operations before income taxes and equity share in (income ) loss of unconsolidated affiliates	(3,327)	(2,090)	(4,520)	(11,816)
Equity share in (income) loss of unconsolidated affiliates	—	—	1,107	(943)
Income tax expense (income)	(1,331)	23,240	668	2,325

Loss from continuing operations before minority interests	(1,996)	(25,330)	(6,295)	(13,198)
Minority interest in income (loss) of consolidated subsidiaries	(224)	51	(605)	(1,051)

Loss from continuing operations	(2,220)	(25,279)	(6,900)	(14,249)
Loss from discontinued operation	(25,016)	(3,115)	—	—

Net Loss	$(27,236)	$(28,394)	$(6,900)	$(14,249)

Net loss per share:
Basic:
Loss from continuing operations	$(0.20)	$(1.76)	$(0.41)	$(0.77)

Loss from discontinued operation	$(2.25)	$(0.22)	$—	$—

Net loss	$(2.45)	$(1.98)	$(0.41)	$(0.77)

Diluted:
Loss from continuing operations	$(0.20)	$(1.76)	$(0.41)	$(0.77)

Loss from discontinued operation	$(2.25)	$(0.22)	$—	$—

Net loss	$(2.45)	$(1.98)	$(0.41)	$(0.77)

Number of shares used in per share calculation:
Basic	11,098	14,376	16,643	18,608

Diluted	11,098	14,376	16,643	18,608

See accompanying notes to consolidated financial statements.

IMPCO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Thousands of Dollars Except Share Data)

	Fiscal Year Ended April 30, 2002	Eight Months Ended December 31, 2002	Fiscal Years Ended December 31,
(Thousands of Dollars Except Share Data)			2003	2004
Common Stock:
Beginning balance	$10	$13	$16	$19
Issuance of common stock (328,459, 19,200, 651,807 and 205,420 shares, respectively) resulting from the exercise of stock options and warrants	1	—	1	—
Issuance of common stock (2,000,000, 1,500,000, 1,500,000 and 0 shares, respectively) resulting from equity offering	2	1	2	—
Issuance of common stock (0, 2,309,470, 0 and 0 shares, respectively) in connection with an option to acquire a business	—	2	—	—

Ending balance	$13	$16	$19	$19
Additional paid-in capital relating to common stock:
Beginning balance	$102,832	$126,316	$120,624	$132,190
Issuance of common stock resulting from the exercise of stock options and warrants	2,626	157	1,753	586
Issuance of common stock resulting from equity offering	20,738	17,299	8,818	—
Additional costs incurred in connection with 2003 equity offerings (Note 7(b))	—	—	—	(251)
Issuance of common stock in connection with option to acquire a business	—	9,997	—	—
Fair value of stock warrants issued in connection with financing, (net of unamortized deferred interest costs, 0, 22, 66, 0, respectively)	—	—	995	2,766
Reduction in current tax liability related to stock options	120	—	—	—
Spin-off of Quantum subsidiary	—	(33,145)	—	—

Ending balance	$126,316	$120,624	$132,190	$135,291
Shares held in trust for deferred compensation plan, at cost (15,870, 18,224, 34,592 and 69,676 shares, respectively)	(322)	(173)	(312)	(528)
Retained earnings (accumulated deficit):
Beginning balance	(12,435)	(39,671)	(68,065)	(74,993)
Sale of treasury shares below original cost	—	—	(28)	—
Net income (loss) income applicable to common stock	(27,236)	(28,394)	(6,900)	(14,249)

Ending balance	(39,671)	(68,065)	(74,993)	(89,242)
Accumulated other comprehensive income (loss):
Beginning balance	$(3,719)	$(3,658)	$(2,780)	$225
Foreign currency translation adjustment	178	865	2,901	696
Unrealized gain (loss) on derivative instrument	(117)	117	—	—
Unrealized gain (loss) on marketable securities available-for-sale	—	(104)	104	—

Ending balance	$(3,658)	$(2,780)	$225	$921

Total stockholders’ equity	$82,678	$49,622	$57,129	$46,461

Comprehensive loss:
Net loss	$(27,236)	$(28,394)	$(6,900)	$(14,249)
Foreign currency translation adjustment	178	865	2,901	696
Unrealized gain (loss) on derivative instrument	(117)	117	—	—
Unrealized gain (loss) on marketable securities available-for-sale	—	(104)	104	—

Comprehensive loss	$(27,175)	$(27,516)	$(3,895)	$(13,553)

See accompanying notes to consolidated financial statements.

IMPCO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

	Fiscal Year Ended April 30, 2002	Eight Months Ended December 31, 2002	Fiscal Years Ended December 31,
			2003	2004
Cash flows from operating activities:
Net loss	$(27,236)	$(28,394)	$(6,900)	$(14,249)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Amortization of intangibles arising from acquisition	747	—	—	—
Depreciation and other amortization	2,255	1,376	3,557	3,832
Goodwill impairment loss	—	—	—	1,328
Loss on extinguishment of debt	—	—	—	6,752
Minority interests in income of consolidated affiliates	224	(51)	605	1,051
Equity share in income (loss) of unconsolidated affiliate	—	—	1,107	(1,157)
Write-off of investments in unconsolidated affiliates	—	—	—	214
Gain on disposal of assets	194	31	27	282
Discontinued operations	(13,331)	(15,197)	—	—
Loss from sale of available-for-sale securities	—	18	—	—
Provision for deferred taxes	(2,294)	23,370	(322)	2,325
(Increase) decrease in accounts receivable	2,123	1,463	(2,410)	(4,299)
(Increase) decrease in inventories	4,046	1,335	(580)	4,096
Increase (decrease) in accounts payable	(400)	(75)	3,916	832
Increase in accrued expenses	461	45	1,799	1,456
Receivables from related party (Note 18)	—	—	—	(3,597)
Other, net	168	(549)	42	(805)

Net cash provided (used) by operating activities from operations	(33,043)	(16,628)	841	(1,939)
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(3,086)	(1,711)	(1,744)	(1,347)
Business acquisition costs (Note 2)	(211)	(2,619)	(13,622)	(980)
Proceeds from sale of equipment	3	131	3	1
Sale of available for-sale securities	—	7	—	—

Net cash used in investing activities	(3,294)	(4,192)	(15,363)	(2,326)
Cash flows from financing activities:
Increase (decrease) in revolving line of credit	3,575	(2,765)	(623)	2,442
Payments on term loans	(1,380)	(1,837)	(6,855)	(22,467)
Proceeds from term loans	1,750	—	17,250	22,890
Payments of capital lease obligation	(288)	(275)	(402)	(155)
Acquire common shares held in trust	—	(15)	(167)	(304)
Decrease (increase) in restricted cash	(815)	(1,028)	881	724
Increase (decrease) on notes receivable from officers	3,914	—	—	—
Proceeds from issuance of common stock	23,198	17,458	10,573	586
Dividends paid to minority interest in consolidated subsidiary				(1,174)

Net cash provided by financing activities	29,954	11,538	20,657	2,542
Effect of changes in exchange rates on cash	209	865	1,393	617

Net increase (decrease) in cash and cash equivalents	(6,174)	(8,417)	7,528	(1,106)
Cash and cash equivalents at beginning of period	16,587	10,413	1,996	9,524

Cash and cash equivalents at end of period	$10,413	$1,996	$9,524	$8,418

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Equity investment in IMPCO-BRC Mexico in exchange for inventory	—	—	—	$1,200
Capital lease obligations	—	—	—	$83

See accompanying notes to consolidated financial statements.

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

(a) Basis of presentation and description of the business—The consolidated financial statements of IMPCO Technologies, Inc. (“IMPCO” or the “Company”) include the accounts of the Company and its 51% owned subsidiary IMPCO-BERU Technologies B.V. (“IMPCO BV”); its wholly owned subsidiaries IMPCO Technologies, Pty. Limited (“IMPCO Pty”), IMPCO Tech Japan K.K. (“IMPCO Japan”) and Grupo I.M.P.C.O. Mexicano, S. de R.L. de C.V. (“IMPCO Mexicano); and its joint ventures Minda IMPCO Technologies Limited. On December 31, 2004, the Company combined its joint venture interests in Minda IMPCO Limited and Minda IMPCO Technologies Limited, which resulted in a 50% interest in Minda IMPCO Limited (“MIL”). The Company no longer consolidates Minda IMPCO Technologies Limited and uses the equity method to report the results of MIL. On December 31, 2004, the Company established a 50% joint venture in Mexico, IMPCO-BRC Mexicano, and uses the equity method to recognize the results of this entity in the Company’s financial statements. In 2003, the Company acquired a 50% equity interest in B.R.C. Societá a Responsabilitá Limitata (“BRC”). The Company uses the equity method to recognize the assets and liabilities of BRC in the Company’s consolidated results. On March 10, 2005, the Company’s shareholders approved the acquisition of the remaining 50% of BRC. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company is a designer, manufacturer and supplier of components and certified engine systems that store gaseous fuels and monitor and control the pressure and flow of those fuels for use in primarily internal combustion engines.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the settlement of its liabilities in the normal course of conducting business. The Company uses cash generated from operations, bank financings and sales of equity securities to fund capital expenditures and research and development, as well as to invest in and operate existing operations and new businesses. In December 2004, the Company used proceeds from a $22.0 million loan from MTM, S.r.l., a wholly owned subsidiary of BRC to repay a senior subordinated secured promissory note in the amount of $20.0 million from Bison. The Company is in the process of evaluating cost reduction programs as we integrate acquisition of the remaining 50% of BRC which was completed and closed on March 31, 2005.

(b) Cash and Cash Equivalents—The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(c) Restricted Cash—The Company classifies cash and cash equivalents that are restricted from operating use for the next twelve months as restricted cash. Amounts restricted for longer than twelve months are classified as other assets. When the restrictions are no longer in-place, the amounts are reclassified to cash and cash equivalents.

(d) Inventories—Inventories are valued at the lower of cost or market value. Cost is determined by the first-in, first-out (FIFO) method while market value is determined by replacement cost for raw materials and parts and net realizable value for work-in-process and finished goods.

(e) Equipment and leasehold improvements—Equipment and leasehold improvements are stated on the basis of historical cost. Depreciation of equipment is provided using the straight- line method over the assets’ estimated useful lives, ranging from three to seven years. Amortization of leasehold improvements is provided using the straight-line method over the shorter of the assets’ estimated useful lives or the lease terms. Design and development costs incurred in conjunction with the procurement of dies, molds, and patterns are immaterial. Depreciation of equipment acquired under a capital lease is provided using the straight line method over the useful life of the equipment.

(f) Intangibles arising from acquisitions—Intangibles arising from acquisitions, primarily goodwill, are recorded based on the excess of the acquisition cost over the fair value of amounts assigned to tangible assets and liabilities. Goodwill arises from acquisitions are subject to an annual evaluation in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, for the purpose of determining any impairment and would be recognized as a goodwill impairment loss.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under these rules, goodwill is no longer amortized but is subject to annual impairment tests in accordance with the Statement. Other identifiable intangible assets continue to be amortized over their useful lives. The Company regularly reviews business conditions and other relevant factors in the determination whether an impairment condition exists. The Company utilizes a discounted cash flow to determine the fair value of each reporting unit. A possible impairment condition exists if the fair value of a reporting unit is determined to be less than the carrying value of the reporting unit. If, as of the date of the financial statements, the result of the comparison of fair value to the carrying value for each reporting unit is such that the fair value exceeds the carrying value for any reporting unit, then there is no impairment of goodwill associated with the reporting unit. If the carrying value exceeds the fair value for any of the reporting units, then additional steps are required to determine the impairment of the goodwill associated with that reporting unit. This impairment determination is made on the basis of fair values of the net assets making up the reporting unit and compared to the carrying value of the reporting unit. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized for the excess.

The Company has applied the rules on accounting for goodwill and other intangible assets beginning in the first quarter of the transition period ended December 31, 2002. For the fiscal year ended December 31, 2004, the Company completed the impairment tests as required upon the adoption of SFAS No. 142 and recognized an impairment loss for goodwill of

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $1.3 million in its consolidated statement of operations for the three months ended December 31, 2004. On the consolidated balance sheet at December 31, 2004, the carrying value of goodwill is approximately $8.9 million.

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

(i) Revenue recognition—Revenue is recognized when title is transferred, ordinarily when products are shipped, and when management is reasonably assured of collectibility. Also, in accordance with Emerging Issues Task Force (“EITF”) No. 00-10, the Company includes the costs of shipping and handling, when incurred, in cost of goods sold.

(j) Allowance for doubtful accounts—The Company maintains provisions for uncollectible accounts for estimated losses resulting from the inability of its customers to remit payments. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon its historical experience and any specific customer collection issues that have been identified. Service revenues are recognized in the period in which the services are rendered.

(k) Minority interests in subsidiaries—The balance sheet amounts in minority interest at December 31, 2004 represent 49% of the equity held by the single minority stockholder in IMPCO BV and a 49% of the equity held by a single minority stockholder in IMPCO Fuel Systems, an Australian company. Minority interest represents the minority stockholder’s proportionate share of equity in those subsidiaries.

(l) Net income per share—Basic income per share is computed by dividing net income applicable to common stock by the weighted average shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock outstanding, and if dilutive, all common stock equivalents. In addition to net income (loss) per share, basic and diluted earnings per share are also presented for income (loss) from continuing operations and income (loss) from discontinued operation as appropriate.

(m) Income taxes—We use the asset and liability method to account for income taxes. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In preparing the Consolidated Financial Statements, we are required to estimate the income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, property, plant and equipment and losses for tax and accounting purposes. These differences result in deferred tax assets, which include tax loss carry-forwards, and liabilities, which are included within the consolidated balance sheet. We then assess the likelihood that deferred tax assets will be recovered from

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. To the extent a valuation allowance is established or increased in a period, we include an expense within the tax provision of the consolidated statement of operations.

(n) Stock based compensation—In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 Accounting For Stock Based Compensation, which established accounting and reporting standards for stock based employee compensation plans effective after fiscal year 1996. SFAS No. 123 encourages entities to adopt the fair value based method of accounting; however, it also allows an entity to continue to measure compensation cost using the intrinsic value based method prescribed by Accounting Principles Board No. 25. Entities electing to remain on the “intrinsic value based” method must make certain pro forma disclosures as if the new fair value method had been applied. At this time, the Company has not adopted the recognition provision of SFAS No. 123, as amended, but has provided pro forma disclosures.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting For Stock Based Compensation—Transition and Disclosure. SFAS No. 148 amended SFAS No. 123 to provide new guidance concerning the transition when a company changes from the intrinsic-value method to the fair-value method of accounting for employee stock-based compensation cost. As amended by SFAS No. 148, SFAS No. 123 also requires additional disclosure regarding such cost in annual financial statements and in condensed interim financial statements. Certain disclosure provisions of SFAS No. 148 were adopted by the Company in its financial statements prepared as of December 31, 2004.

SFAS No. 123, as amended by SFAS No. 148, requires pro forma information regarding net income and net income per share to be disclosed for new options granted after fiscal year 1996. The fair value of these options was determined at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Fiscal Year Ended April 30, 2002	Eight Months Ended 2002	Fiscal Years Ended
			2003	2004
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	74.8%	79.3%	83.3%	87.1%
Risk free interest rate	5.0%	4.4%	4.0%	4.0%
Expected life of the option (years)	6.0	6.0	6.0	6.8

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair value of the options is amortized to expense over the options’ vesting period for pro forma disclosures. The per share “pro forma” for the effects of SFAS No. 123, as amended by SFAS 148, is not indicative of the effects on reported net income/loss for future years. The Company’s “reported” and “pro forma” information for the periods April 30, 2002, the eight-month period ending December 31, 2002 and the fiscal years ending December 31, 2003 and 2004 are as follows (in thousands of dollars):

	Fiscal Year Ended April 30, 2002	Eight Months Ended December 31, 2002	Fiscal Years Ended December 31,
			2003	2004
Loss as reported	$(27,236)	$(28,394)	$(6,900)	$(14,249)
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related taxes	(691)	(545)	(2,012)	(2,388)

Proforma loss	$(27,927)	$(28,939)	$(8,912)	$(16,637)

Basic loss per share:
Net loss as reported	$(2.45)	$(1.98)	$(0.41)	$(0.77)

Proforma loss	$(2.52)	$(2.01)	$(0.54)	$(0.89)

Diluted loss per share:
Net loss as reported	$(2.45)	$(1.98)	$(0.41)	$(0.77)

Proforma loss	$(2.52)	$(2.01)	$(0.54)	$(0.89)

Number of shares used in per share calculation:	11,098	14,376	16,643	18,608

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

(o) Impairment of long-lived assets and long-lived assets to be disposed of—Impairment losses are recorded on long-lived assets used in operations when an indicator of impairment (significant decrease in market value of an asset, significant change in extent or manner in which the asset is used or significant physical change to the asset) is present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. The Company has not experienced any significant changes in the business climate or in the use of assets that would require the Company to write down the value of the assets recorded in the balance sheet.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), which addresses financial accounting and reporting for the

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(p) Use of estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(q) Reclassifications—Certain prior year amounts have been reclassified to conform to current presentations.

(r) Foreign currency translation—Assets and liabilities of the Company’s foreign subsidiaries are generally translated at current exchange rates, and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a foreign currency component of other comprehensive income in stockholders’ equity. The results and financial condition of the Company’s international operations are affected by changes in exchange rates between certain foreign currencies and the U.S. Dollar. The functional currency for all of the Company’s international subsidiaries is the local currency of the subsidiary. An increase in the value of the U.S. Dollar increases costs incurred by the subsidiaries because most of its international subsidiaries’ inventory purchases are U.S. Dollar denominated. The Company seeks to manage its foreign currency economic risk by minimizing its U.S. Dollar investment in foreign operations using foreign currency term loans and lines of credit to finance the operations of its foreign subsidiaries. The Company generally recognizes foreign exchange gains and losses on the statement of operations for intercompany balances that are denominated in currencies other than the reporting currency. In the event that the Company determines that intercompany balances originated by the Company with a subsidiary will not be settled in the foreseeable future, transaction gains and losses are deferred as part of cumulative translation adjustment on the balance sheet.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except those transactions that operate as a hedge of an identifiable foreign currency commitment, are included in the results of operations as incurred.

(s) Financial instruments—At December 31, 2003, the Company’s financial instruments recorded on the balance sheet include cash equivalents, short-term bank debt, and restricted cash. At December 31, 2004, the fair value of the Company’s long-term debt approximated carrying value.

The Company periodically enters into foreign currency forward contracts and interest rate swap agreements. When the Company enters into foreign currency forward contracts, it does so to hedge identifiable foreign currency commitments. Foreign currency contracts reduce the

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s exposure to unfavorable fluctuations in foreign currencies versus the U.S. dollar. Realized gains and losses on these contracts are included in the measurement of the related foreign currency transaction. The Company, from time to time, uses interest rate swap agreements to manage interest rate risk on its floating rate debt portfolio. Each interest rate swap is matched as a hedge against a specific debt instrument and has the same notional amount and tenor as the related debt instrument principle. As of December 31, 2004, the Company had no derivative financial instruments.

The Financial Accounting Standards board has issued SFAS No. 133, “Accounting for Derivative Instruments and for Hedging Activities,” as amended by SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities—An Amendment of SFASB No. 133,” which require the Company to recognize all derivatives on the balance sheet at fair market value. Derivatives that are not designated as hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of the derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

(t) Comprehensive Income Loss—The Company presents comprehensive income (loss) in the Consolidated Statements of Stockholders’ Equity in accordance with SFAS No. 130, Reporting Comprehensive Income. Comprehensive income (loss) includes, in addition to net income (loss), charges in equity that are excluded from the consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the consolidated balance sheet.

(u) Deferred Financing Costs—Costs related to obtaining external debt are capitalized and amortized over the term of the debt using the straight-line method. Accumulated amortization at December 31, 2003 and 2004 was $0.3 million and $0.5 million, respectively. When a loan is paid in full, the unamortized financing costs are removed from the related accounts and charged to operations.

Recent Accounting Pronouncements

FASB 123R, (revised December 2004), “Share-Based Payment” sets accounting requirements for “share-based” compensation to employees, including employee-stock-purchase-plans (ESPPs) and provides guidance on accounting for awards to non-employees. This statement will require us to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. For public entities, this statement is effective for the first interim period beginning after June 15, 2005. We will adopt this statement in the third quarter of fiscal 2005 and we are evaluating this pronouncement’s effect on our financial position and net income.

FASB 151, “Inventory Costs” eliminates the “so abnormal” criterion in ARB 43 “Inventory Pricing”. This statement no longer permits a company to capitalize inventory costs on their balance sheets when the production defect rate varies significantly from the expected rate. The statement reduces the differences between U.S. and international accounting standards. This

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

statement is effective for inventory cost incurred during annual periods beginning after June 15, 2005. We will adopt this statement in the third quarter of fiscal 2005. We do not believe that this pronouncement will have a material effect on our financial position and net income.

In December 2004, the FASB issued FASB Staff Position No. FAS109-1 (FSP FAS 109-1), “Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” FSP FAS 109-1 clarifies that the deduction will be treated as a “special deduction” as described in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. The impact of the deduction will be reported in the period in which the deduction is claimed.

In December 2004, the FASB issued FASB Staff Position FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs Creation Act of 2004 (the Act)” (FSP FAS 109-2) to allow additional time beyond the financial reporting period of enactment to evaluate the effect of the Act on IMPCO’s plan for reinvestment or repatriation of foreign earnings for purposes of calculating the income tax provision. We are currently assessing the financial impact of FSP FAS 109-2 on our consolidated financial statements.

In December 2004, the FASB issued the Statement of Financial Account Standards No. 153, “Exchange of Nonmonetary Assets, An Amendment of APB Opinion No. 29” (SFAS No. 153). SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued. The provisions of this Statement shall be applied prospectively.

2.	Acquisition of BRC

B.R.C. Societá a Responsibilitá Limitata.    On October 25, 2004, the Company announced that it reached an agreement with the founders of BRC where the Company would complete the acquisition of the remaining 50% of the equity interests of BRC. The terms of the transaction included a cash payment of $10.0 million and the issuance of 5,098,284 shares of IMPCO common stock to the founders of BRC. The completion of the transaction was also contingent on the Company to complete an equity offering sufficient to raise at least $15.0 million in cash, to repay the $20.0 million senior subordinated secured promissory notes issued to Bison Capital Structured Equity Partners, LLC (“Bison”) in July 2003 and to secure the approval of the Company’s shareholders to proceed with the transaction. On December 30, 2004, the Company repaid the Bison note for $22.0 million (see Note 3); on February 11, 2005, the Company completed its equity public offering by issuing a total of 4,600,000 shares of its common stock to investors and realized approximately $24.9 million before transaction fees of

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $1.0 million and on March 10, 2005, the Company’s shareholders approved the transaction. The transaction closed March 31, 2005. The Company determined a weighted average stock price of $5.74 for the purpose of determining a value for the remaining 50% acquisition of BRC in the amount of approximately $39.3 million. The basis for the determination of the weighted average stock price of $5.74 was the daily closing price of the Company’s common stock on the three days prior to and following the acquisition announcement date of October 22, 2004.

On July 22, 2003, the Company acquired the initial 50% of BRC for approximately $23.8 million, which consisted of 2,309,470 shares of common stock valued at $10.0 million and $13.8 million in cash.

The Company uses the equity method of accounting to recognize the investment in and the results of BRC in the Company’s financial results for the fiscal years ended December 31, 2003 and 2004. The condensed balance sheet for BRC as of December 31, 2003 and 2004 and the statements of operations for the years ended December 31, 2003 and 2004 follow (in thousands of dollars):

	December 31, 2003	December 31, 2004
Current assets	$23,441	$45,146
Long-term assets	9,182	30,188

Total assets	$32,623	$75,334

Current liabilities	6,163	31,968
long-term liabilities	4,155	15,194
Shareholders’ equity	22,305	28,172

Total liabilities and shareholders’ equity	$32,623	$75,334

	Year Ended December 31, 2003	Year Ended December 31, 2004
Revenue	$36,280	$58,616
Cost of revenue	36,468	52,800

Operating income (loss)	(188)	5,816
Interest expense, net	241	404
Other (income) expenses	497	(438)

Pre-tax income (loss)	(926)	5,850
Income taxes	239	2,697

Net income (loss)	$(1,165)	$3,153

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following supplemental condensed consolidated pro forma statements of operations for IMPCO for the year ended December 31, 2002 and 2003 are prepared to give effect to the acquisition of 50% of BRC as if the transaction had occurred on January 1, 2002 instead of July 22, 2003 (in thousands of dollars, except for per share data):

	Year Ended December 31, 2002	Year Ended December 31, 2003
Revenue	$68,390	$74,740
Net loss	$(37,332)	$(6,900)

Net loss per share:
Basic:
Net loss	$(2.72)	$(0.41)

Diluted:
Net loss	$(2.72)	$(0.41)

Number of shares used in per share calculation:
Basic	13,744	16,643

Diluted	13,744	16,643

Business Acquisition Costs

Amounts recorded as business acquisition costs on the consolidated balance sheets reflect direct costs incurred ordinarily for the purpose of a business acquisition that has not yet been completed. At December 31, 2002, 2003 and 2004, the amounts recorded as business acquisition costs in connection with the initial 50% acquisition of BRC were approximately $12.8 million, $0.0 million and $0.0 million, respectively. For the same dates, the amounts recognized as business acquisition costs related to the acquisition of the remaining 50% of BRC were $0.0 million, $0.0 million and $0.8 million, respectively. The acquisition of the remaining 50% of BRC was completed at March 31, 2005, at which time, costs classified as business acquisition related to this transaction will be reclassified as a result of the purchase accounting for the BRC acquisition.

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Debt Payable

The Company’s debt payable is summarized as follows (in thousands of dollars):

		December 31, 2002	December 31, 2003	December 31, 2004
(a)	Bank of America NT&SA:
	Revolving line of credit	$5,860	$—	$—
	Mexican peso line of credit	—	—	—
	Term loan	4,447	—	—
	Capital lease and capital expenditure lines of credit facilities	2,327	—	—
(b)	Senior subordinated secured promissory note—Bison Capital Structured Equity Partners, LLC	—	17,483	—
(c)	Related party term loan—MTM, S.r.l			22,000
(d)	Revolving promissory note—LaSalle Business Credit, LLC	—	5,238	7,680
(e)	Credit facility—Fortis Bank (formerly Mees Pierson)	715	—	—
(f)	Term loan—The Hong Kong and Shanghai Banking Corp. Ltd	540	598	—
(g)	Notes payable	—	134	—
(h)	Other loans	—	72	93
	Other capital leases	222	138	198
	Derivative instruments	181	—	—

		$14,292	$23,663	$29,971
	Less: current portion	14,191	5,951	10,420

	Non-current portion	$101	$17,712	$19,551

The debt is scheduled to be repaid as follows:

Year ended December 31,
2005	$10,420
2006	2,653
2007	3,289
2008	4,009
2009	9,600

$29,971

(a) Bank of America NT&SA

On July 21, 2003, the Company completed the refinancing of the Bank of America debt and secured additional financing to complete the 50% acquisition of BRC and to provide for working capital. All of the amounts outstanding under the Bank of America agreements, including accrued interest, were settled in full.

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(b) Senior Subordinated Secured Promissory Note—Bison Capital Structured Equity Partners, LLC

On July 18, 2003 the Company entered into an agreement with Bison Capital Structured Equity Partners, LLC to sell to Bison a senior subordinated secured promissory note in the amount of $20.0 million bearing interest at a rate of 11.25%. Interest payments are due monthly over the term of the note and the principal amount of the note is due in full on July 18, 2007. The proceeds of the note were approximately $17.3 million and resulted in a loan discount of approximately $2.7 million, which was accreted to interest expense over the term of the note. On December 30, 2004, the Company prepaid the Bison note in the amount of $22.0 million, which included a principal amount of $20.0 million, a prepayment penalty of $1.0 million and accrued interest $1.0 million, with the $22.0 million proceeds from a five year term loan the Company arranged with MTM, S.r.l., a wholly owned subsidiary of BRC. The effective interest rate on the Bison loan at the time of repayment was 18.75%. The Company recognized a loss on extinguishment of debt in the fourth quarter of 2004 in the amount of $6.8 million to reflect the write-off of deferred interest costs in connection with the Bison note in the amount of approximately $5.8 million including the unamortized portion of Bison and Bathgate warrants in the amounts of approximately $1.7 million and $0.5 million, respectively, the remaining unamortized loan discount costs in the amount of $2.0 million, unamortized original debt issuance costs in the amount of approximately $1.6 million and the $1.0 million prepayment penalty.

In conjunction with the promissory note agreement the Company issued warrants to Bison to purchase 500,000 shares of the Company’s common stock at a price of $2.00. In September 2003, Bison exercised the warrants and acquired 500,000 shares of common stock. Bathgate Partners were issued 120,000 warrants, fully vested, to acquire 200,000 shares of common stock at a price of $7.40, 120% over the closing price of the Company’s on April 1, 2005. As of December 31, 2004, these warrants were unexercised.

(c) Term Loan—MTM S.r.l.

On December 23, 2004 the Company entered a loan agreement with MTM pursuant to which we borrowed $22.0 million. The loan proceeds were used to retire all debts and related obligations we had incurred pursuant to a Securities Purchase Agreement dated July 18, 2003 with Bison. The MTM loan carries an interest rate equal to 3-month EURIBOR plus 1.5% per annum, which totaled approximately 3.7% as of December 31, 2004. The MTM loan matures on December 31, 2009 and will be repaid in quarterly installments beginning March 31, 2005, each payment in the amount of not less than $650,000 in the first two years, $800,000 in the third year, $1,000,000 in the fourth year and $1,150,000 in the final year, with a $5,000,000 “balloon payment” of the remaining unpaid principal and interest due on December 31, 2009. This loan may be accelerated in the event that any payment is not made within 15 days of the date when due, if the employment of Mariano Costamagna, The Company’s Chief Executive Officer as of January 1, 2005, is terminated for any reason (with certain exceptions for termination upon Mr. Costamagna’s death), if we materially breach his employment agreement or upon written notice of any other default under the agreement. Also, Mariano Costamagna and Pier Antonio Costamagna have guaranteed the MTM loan. In return for Messrs. Costamagnas’ guarantee, we have pledged our equity interest in BRC as collateral in the event the guaranteed is utilized. The MTM loan agreement contains restrictive covenants limiting our ability to: (a) incur additional indebtedness other than unsecured trade credit,

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

capital leases and additional indebtedness pursuant to the senior credit facility with LaSalle; (b) merge, consolidate or sell our assets; (c) purchase, retire or redeem our capital stock; and (d) make capital expenditures in excess of $2.5 million in any fiscal year. The shares of BRC are also pledged as security for the MTM loan. The loan also contains a cross default provision linked with the LaSalle Business Credit working capital loan. Using proceeds from the MTM loan, the Company repaid the Bison loan on December 30, 2004 in the amount of $20.0 million plus a prepayment penalty of $1.0 million and accrued interest of $1.0 million. At December 31, 2004, $2.6 million was classified on the consolidated balance sheet as part of the current portion of long-term debt and $19.4 million was classified as long-term debt.

(d) Revolving Promissory Note—LaSalle Business Credit, LLC

On July 18, 2003 the Company entered into a revolving promissory note with LaSalle Business Credit, LLC for a maximum amount of $12.0 million bearing interest at a rate of prime plus 1%. The note is payable in full on July 18, 2006. The Company’s availability under this facility is determined by a percentage of eligible accounts receivable and inventory balances as defined by the asset-based lending agreement. Under the term of the loan agreement, the Company shall not declare or pay dividend or other distribution whether in cash or in kind. As of December 31, 2003, $7.7 million was outstanding under the line of credit at an interest rate of 6.25% and approximately $1.2 million was unused and available under the line. On March 29, 2005, the Company and LaSalle executed the Third Amendment to the Loan and Security Agreement, which amended the loan agreement (1) to extend the loan agreement by one year to July 18, 2007 (2) both parties mutually agreed to reduce the borrowing limit from $12.0 million to $9.0 million (3) revise the loan covenants to remove those covenants that were dependent on consolidated earnings before interest and taxes adjusted for depreciation and amortization (“EBITDA”) (4) commencing for the first quarter of 2005 a new loan covenant that is based on quarterly minimum pre-tax income defined as income before minority interest, share in income (loss) of unconsolidated affiliates and income taxes for 2005 and trailing 4 quarter minimum values for 2006 and 2007 (5) the continuation of the covenant based on minimum quarterly amounts for tangible net worth with revised values that include December 31, 2004 and (6) increased the maximum allowable annual consolidated fixed assets capital expenditure amount from $2.2 million to $5.0 million. As of December 31, 2004 the Company was not in compliance with the EBITDA, fixed charge ratio and leverage ratio covenants, which the third amendment reserved or set aside. Consequently, we are currently in compliance with LaSalle covenants, as amended.

(e) Credit facility—Fortis Bank

IMPCO BV has secured a € 2.3 million ($3.1 million) revocable credit facility with Fortis Bank in the Netherlands. The interest rate is determined on a weekly basis using a weighted average of several money market indices. IMPCO BV’s borrowings under this facility may not exceed the combined total of 70% of the book value of its eligible accounts receivable and 50% of the book value of its inventory (or the current market value when lower) with a maximum of € 1.0 million. At December 31, 2004, the interest rate was 4.0% with no outstanding balance.

(f) The Hong Kong and Shanghai Banking Corporation Ltd.

Line of Credit.    In April 2002, IMPCO Japan secured a ¥64.0 million ($0.6 million) line of credit facility with the Hong Kong and Shanghai Banking Corporation Ltd. (“HSBC”), Osaka

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Branch. This line of credit was renewed in March 2003 with a fixed interest rate of 1.685% for a period of 12 months and matures in April 2004. The line of credit was cash secured from a restricted account with National Australian Bank Limited, which issued a stand-by letter of credit to HSBC as collateral for the line of credit. At December 31, 2003, the outstanding loan balance was ¥64.0 million, or approximately $0.6 million, bearing interest at a rate of 1.685%. In April 2004, the amount outstanding of $0.6 million was fully paid and the restricted cash became unrestricted.

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

In the fourth quarter of 2003, the Company’s majority owned subsidiary, Minda IMPCO Ltd., of India entered into several loan agreements and obtained a total of INR6.0 million ($134,000) in loans with an average interest rate of 14.5% and two year maturities.

(h) Other loans

In May of 2004, the Company financed certain insurance policies through a third party lender. As of December 31, 2004 the balance of these loans was approximately $0.1 million, which mature in March 2005 and bear interest at 5%.

Loans from a Director

On March 31, 2003, a Company director extended to the Company a loan commitment of $8.0 million expiring May 31, 2003. The loan was subsequently reduced to $1.5 million and extended to January 31, 2004. In connection with the loan commitment, the Company granted to the director 200,000 warrants, fully vested, at a price of $2.51, which expire in four years. The Company cancelled the loan commitment in July 2003.

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

At December 31, 2004, the Company’s weighted average interest rate on debt payables was 4.4%.

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(i) Defaults at December 31, 2003

At December 31, 2003 the Company was not in compliance under terms of the LaSalle and Bison agreements. At December 31, 2003 the Company had received waivers from LaSalle and Bison for covenant non-compliance conditions. Bison granted the Company a modified EBITDA calculation for 2004 and a further waiver in maintaining its Term Loan status as a long term liability throughout 2004. LaSalle granted the Company an amendment on March 12, 2004 which resulted in additional borrowing line capacity of $2.6 million.

4.	Income Taxes

The provision for (benefit from) income taxes consists of the following (in thousands of dollars):

	Fiscal Year Ended April 30, 2002	Eight Months Ended December 31, 2002	Fiscal Year Ended December 31,
			2003	2004
Current:
Federal	$(400)	$—	$—	$—
State	1	1	—	—
Foreign	519	42	807	—

	120	43	807	—
Deferred:
Federal and State	(1,451)	(803)	(2,479)	(7,743)
Foreign	—	—	(139)	991
Change in Valuation Allowance	—	24,000	2,479	9,077

	(1,451)	23,197	(139)	2,325
Total provision (benefit) for income taxes for continuing operations	$(1,331)	$23,240	$668	$2,325

Provision for income taxes for discontinued operation	$(16,675)	$(2,076)	$—	$—

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income (loss) before income taxes and minority interest of consolidated subsidiaries and dividends for U.S. and foreign-based operations is shown below (in thousands of dollars):

	Fiscal Year Ended April 30, 2002	Eight Months Ended December 31, 2002	Fiscal Year Ended December 31,
			2003	2004
Continuing operations:
U.S	$(3,767)	$(2,713)	$(6,135)	$(13,489)
Foreign	440	623	1,615	1,673

Total Continuing Operations	3,327	(2,090)	(4,520)	(11,816)
Discontinued Operations	(41,693)	(5,191)	—	—

Total loss before income taxes and minority interests	$45,020)	$(7,281)	$(4,520)	$(11,816)

A tax expense of approximately $2.3 million was recognized during 2004 as compared to a $0.7 million tax expense during 2003. The 2004 tax expense consists primarily of the increase in the valuation allowance for deferred taxes assets in the amount of $9.1 million offset by $4.8 million increase in deferred tax assets primarily attributed to increases in net loss carryforwards for state and federal taxes and a decrease of $2.9 million in deferred tax liabilities. The increase in the valuation allowance for 2004 in the amount of approximately $9.1 million is attributable to the Company’s assessment that more likely than not that the balance in deferred taxes will not be recovered within a three year period. Consequently, the net deferred tax assets on the consolidated balance sheet as of December 31, 2004 were adjusted to approximately $8.4 million reflecting the maximum amount that can be recovered over a three-year period.

Pursuant to Internal Revenue Code Sec. 382 and 383, certain changes in ownership structure (common stock issuances in the case of IMPCO) may partially or fully limit future use of net operating losses and tax credits available to offset future taxable income and future tax liabilities, respectively.

In December 2002, the Company recognized a $24.0 million valuation allowance based on the weight of available evidence that it was more likely than not that this portion of the net deferred tax assets would not be realizable within the following three years. The valuation allowance was increased in 2003 and 2004 by approximately $2.5 million and $11.0 million, respectively.

A reconciliation of income taxes computed at the federal statutory income tax rate to income taxes reported in the consolidated statements of operations is as follows:

	Fiscal Year Ended April 30, 2002	Eight Months Ended December 31, 2002	Fiscal Year Ended December 31,
			2003	2004
Federal statutory income tax rate	-34.0%	-34.0%	-34.0%	-34.0%
Permanent differences	0.9	32.7	2.4	7.0
State tax, net	-0.7	-11.8	0.0	0.2
Foreign tax, net	0.8	-8.1	2.6	8.4
Research and development credit	-7.0	-15.2	-3.4	0.0
Valuation Allowance	—	-1148.1	47.1	38.1

Effective tax rate	-40.0%	1111.7%	14.7%	19.7%

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the Company’s deferred tax liabilities and assets is as follows (in thousands of dollars):

	Eight Months Ended December 31, 2002	Fiscal Year Ended December 31,
		2003	2004
Deferred tax liabilities:
Tax over book depreciation	$(1,275)	$(863)	$(1,261)
Other	(2,857)	(3,824)	(533)

	(4,132)	(4,687)	(1,794)
Deferred tax assets:
Tax credit carryforwards	10,878	12,533	10,827
Net operating loss carryforwards	25,498	27,580	32,552
Inventory reserves	299	350	772
Provisions for accrued expenses	894	462	1,564

	37,569	40,925	45,715

Valuation Allowance	(24,000)	(26,479)	(35,556)

Net deferred tax assets	9,437	9,759	8,365
Less: deferred tax assets-current	1,032	283	182

Deferred tax assets non-current	$8,405	$9,476	$8,183

The increase in the valuation allowance of approximately $9.1 million is partially attributable to the increase in deferred tax assets, primarily due to the increase of net loss carryforwards. The total valuation allowance of approximately $35.6 million as of December 31, 2004 was recognized based on the weight of available evidence that it is more likely than not that this portion of the deferred tax asset will not be realized in the next three years, not withstanding, that some of those assets may have longer lives under applicable laws. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In the event that the Company determines that it is more likely than not that it would be unable to realize an additional portion of the net deferred tax asset, an additional adjustment to the deferred tax asset valuation allowance would be charged to income in the period such determination was made. For the year ended December 31, 2004, the Company has a federal research and development tax credit carryforward available for federal income tax purposes of approximately $5.1 million that, if not used, expires between 2011 to 2023. Federal net operating loss carryforwards of $84.5 million expire between 2021 and 2023. California net operating loss carryforwards of approximately $45.0 million expire between 2011 and 2013. The Company also has research and development credit carryforwards for state income tax purposes of approximately $4.6 million, which do not expire for tax reporting purposes. The Company has unused manufacturers investment credit for California of $1.0 million that will start to expire in 2008. The Company also has $0.1 million in alternative minimum tax credits that do not expire for tax reporting purposes.

For the fiscal year ended December 31, 2004, undistributed earnings of the Company’s foreign subsidiaries were approximately $0.6 million. Undistributed earnings are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes has been provided thereon. Upon distribution of earnings in the form of dividends or otherwise, the Company would be subject to both United States income taxes (subject to an

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. Determination of the amount of unrecognized deferred United States income tax liability is not practical because of the complexities associated with its hypothetical calculation. In April 2004, the Company’s 51% owned subsidiary in Holland paid a E2.0 million dividend in which the Company received approximately $1.2 million in cash. Accordingly, the Company recognized a tax expense of approximately $0.3 million in the three months ended June 30, 2004.

5.	Discontinued Operation

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

Operating results of discontinued operations for the period May 1, 2002 to the date of the Quantum spin-off, July 23, 2002 and for the preceding fiscal year ended April 30, 2002 are as follows (in thousands of dollars):

	Fiscal Year Ended April 30, 2002	May 1, 2002 to July 23, 2002
Revenue	$23,403	$4,446
Costs and expenses:
Cost of product sales	25,581	3,514
Research and development expense	32,657	4,730
Selling, general and administrative expense	6,379	1,296

Total costs and expenses	64,617	9,540

Operating loss	(41,214)	(5,094)
Interest expense	479	97

Loss before income taxes	(41,693)	(5,191)
Income tax benefit	(16,676)	(2,076)

Loss from discontinued operation	$(25,017)	$(3,115)

6.	Commitments and Contingencies

(a) Leases

The Company has certain non-cancelable operating leases for facilities and equipment, and non-cancelable capital leases for machinery, equipment and motor vehicles. Future minimum

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

lease commitments under non-cancelable leases at December 31, 2004, net of the sublease, are as follows (in thousands of dollars):

	Lease Obligations
Fiscal Years Ended December 31,	Capital Leases	Operating Leases
2005	$61	$1,669
2006	63	1,680
2007	91	1,527
2008	10	1,075
2009	—	718
Thereafter	—	1,146

Total minimum lease payments	$225	$7,815

Less: imputed interest	27

Present value of future minimum lease payments	198
Less: current portion	47

Long-term capital lease obligation	$151

In 2004, the Company subleased a portion of its warehouse to an unrelated third party. Under the terms of the agreement commencing April 1, 2004 to May 1, 2006, the Company received approximately $0.2 million in sublease payments for the year ending December 31, 2004. The annual rent to be received has been reflected as a reduction in future minimum lease payments.

Total rental expense under the operating leases for fiscal years ended April 30, 2002, the transition period ended December 31, 2002, and the fiscal years ended December 31, 2003 and 2004 were approximately $1.7 million, $1.4 million, $2.0 million and $1.9 million, net of sublease payments of $0.2 million, respectively. These leases are non-cancelable and certain leases have renewal options and escalation clauses.

(b) Contingencies

The Company is subject to certain claims that arise in the ordinary course of business. In the opinion of management, no pending or threatened claims, actions, or proceedings against the Company are expected to have a material adverse effect on the Company’s financial statements.

(c) Investment and Tax Savings Plan

The Company’s Investment and Tax Savings Plan (the “Plan”) is a defined contribution plan, which is qualified under Internal Revenue Service Code Section 401(k). The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. All employees who are at least age twenty-one or older are eligible to participate in the Plan on the first day of employment with the Company. Employees of the Company who elect to participate in the Plan may contribute into the Plan not less than 1% nor more than 15% of compensation. The Company’s matching contributions are discretionary and match elective salary deferrals up to 3.0% of compensation. Approximately 77% of eligible employees were enrolled in the 401(k) plan at December 31, 2004. Employer contributions approximated $632,000, $189,000,

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$273,000 and $246,000 for fiscal year ended April 30, 2002, the transition period ended December 31, 2002, and the fiscal years ended December 31, 2003 and 2004, respectively.

(d) Pension Expense

The Company’s 51% owned subsidiary in The Netherlands has a defined benefit pension plan for employees over 25 years of age and mandatory retirement at age 65. The post-retirement benefit is 70% of the highest annual compensation level earned during employment. The Company purchases and fully funds this benefit with a state-approved insurance carrier who takes full responsibility for paying post-retirement benefits. For the years ended April 30, 2002, the eight months ended December 31, 2002, and the years ended December 31, 2003 and 2004, the Company paid approximately $0.1 million, $0.3 million, $0.2 million, and $0.5 million, respectively.

(e) Deferred Compensation Plan

The Company has a Non-Qualified deferred compensation plan wherein selected key employees may elect to defer a portion of their compensation each year. The Plan is administered by a third party Plan administrator. Employee contributions are invested in mutual funds and consequently are considered to be traded instruments. The Company matches 50% of the employee contribution up to an annual maximum of $12,500. The cash contributed by the Company is invested in Company common stock acquired in the open market. The value of the investments, mutual funds and common stock, are calculated and recorded as a liability at market value. The Company includes the common stock of the Plan in its computations of basic and diluted net income on net loss per share. According to EITF 97-14, the Company consolidates the Plan at the end of each quarter. At December 31, 2003, the assets and liabilities under the plan were $0.8 million and $1.1 million, respectively, and at December 31, 2004, $1.0 million and $1.3 million, respectively.

7.	Stockholders’ Equity

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

(b) Capital Transactions

On December 19, 2003 we concluded the issuance and sale of 1,500,000 shares of common stock to certain institutional investors at $6.40 per share, yielding net proceeds of approximately $8.8 million after discounts and commissions. The offering was conducted as a private placement under Section 4(2) of the Securities Act and Rule 506 promulgated thereunder. The proceeds of this offering were used to retire short-term debt and for working capital. During 2004, additional payment in the amount of approximately $251,000 were incurred related to this transaction, and recorded as a charge to additional paid-in capital.

(c) Stock options

The Company has eight stock option plans that provide for the issuance of options to key employees and directors of the Company at the fair market value at the time of grant. Options

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

under the plans generally vest in four or five years and are generally exercisable while the individual is an employee or a director, or ordinarily within one month following termination of employment. In no event may options be exercised more than ten years after date of grant. On May 12, 2003, the stockholders of IMPCO approved the 2004 Stock Incentive Plan (“Plan”), which provides for the issuance of up to 800,000 shares of the Company’s common stock. Subject to the provisions of the Plan, the Company’s board of directors or a committee appointed by the board will determine who will receive shares or options, the number of shares or options granted, the type of options granted (incentive or non-qualified), the manner of exercise and the exercise price of the options.

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

The following table displays stock option activity including the weighted average stock option prices for the fiscal years ended April 30, 2002, December 31, 2003 and 2004 and the eight-month period ended December 31, 2002.

	Number of Shares	Weighted Average Exercise Price
Outstanding at April 30, 2001	1,594,765	$5.39
Granted	232,000	6.17
Exercised	(328,459)	4.48
Forfeited	(120,826)	6.60

Outstanding at April 30, 2002	1,377,480	$5.53
Granted	819,000	3.30
Exercised	(19,200)	4.28
Forfeited	(98,787)	6.72

Outstanding at December 31, 2002	2,078,493	$4.61
Granted	988,000	5.04
Exercised	(141,807)	4.97
Forfeited	(173,853)	5.07

Outstanding at December 31, 2003	2,750,833	$4.72
Granted	1,082,500	5.77
Exercised	(43,800)	4.24
Forfeited	(139,000)	5.51

Outstanding at December 31, 2004	3,650,533	$5.01

Shares exercisable at April 30, 2002	666,623	$4.79
Shares exercisable at December 31, 2002	818,107	$4.88
Shares exercisable at December 31, 2003	746,514	$5.08
Shares exercisable at December 31, 2004	1,219,494	$4.72

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth summarized information with respect to stock options outstanding and exercisable at December 31, 2004:

	Outstanding at December 31, 2004			Exercisable
Exercise Price Range:	Number of Shares	Average Life	Average Price	Number of Shares	Average Price
$3.01 to $4.50	1,578,891	6.8	$3.43	749,416	$3.66
$4.51 to $6.00	884,533	8.8	5.66	87,033	5.35
$6.01 to $7.50	1,139,851	8.3	6.55	353,808	6.50
$7.51 to $9.00	43,858	6.2	8.00	26,517	8.00
$9.01 to $15.00	3,400	5.6	12.50	2,720	12.50

	3,650,533	7.7	$5.01	1,219,494	$4.72

At December 31, 2004, there were approximately 38,455 option shares available for grant.

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

(d) Warrants

On January 11, 2002, the Company completed a private placement of 2,000,000 shares of common stock at a price of $11.25 per share for $22.5 million. The Company also issued to the investors warrants to purchase an aggregate of 200,000 shares of common stock at an exercise price of $5.83 per share. Each purchaser was issued a warrant to purchase one-tenth of a share of common stock for each share of common stock purchased under the agreement. In addition, the Company issued warrants to purchase an aggregate of 100,000 shares of common stock to the placement agent in connection with the transaction. The warrants are exercisable at any time until January 11, 2006.

In connection with a $8.0 million loan commitment obtained in March 2003 from a Company director that expired on July 31, 2003, the Company granted 200,000 warrants, vesting immediately, to the director to purchase IMPCO stock at a price of $2.51. The warrants expire in four years.

During April and May of 2003, the Company entered into agreements with investors to provide approximately $3.1 million in bridge loans, of which $1.4 million was from an entity related to one of the Company’s directors. In conjunction with the bridge loan agreements the Company issued warrants to the investors to purchase 325,000 shares of the Company’s common stock at $2.46, or 120% of market price. During 2004, 160,000 warrants were exercised with 155,000 warrants unexercised at December 31, 2004.

On July 21, 2003, the Company issued 500,000 warrants, fully vesting, to Bison to acquire the Company’s stock in connection with the issuance of a $20.0 million senior secured subordinated promissory note at a price of $2.00. In September 2003, Bison exercised all of the warrants and the Company received $1.0 million in proceeds from the exercise of the warrants.

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On April 1, 2004, the Company issued 120,000 five-year warrants to Bathgate Partners, LLC in connection with the Bison loan, fully vested, at a price 120% over the closing price, or $7.40. The Company determined using the Black-Scholes option-pricing model a fair value of approximately $0.5 million for these warrants, which was recognized as part of interest expense in December 2004, at the same time the Bison note was repaid in full.

Stock Warrants activity in 2002, 2003 and 2004 were summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at April 2002	—	—
Granted	300,000	$5.83
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2002	300,000	$5.83

Granted	1,025,000	2.29
Exercised	510,000	2.01
Forfeited	—	—

Outstanding at December 31, 2003	815,000	$3.77

Granted	120,000	7.40
Exercised	160,000	2.46
Forfeited	—

Outstanding at December 31, 2004	775,000	$4.57

The following table sets forth summarized information with respect to warrants outstanding and exercisable at December 31, 2004:

Exercise Price	Warrants O/S December 31, 2004	Life Remaining
$5.83	300,000	13 months
2.51	200,000	31 months
2.60	155,000	41 months
7.34	120,000	51 months

$4.57	775,000	29 months

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Loss Per Share

The following table sets forth the computation of basic and diluted loss per share:

	Fiscal Year Ended April 30, 2002	Eight Months Ended December 31, 2002	Fiscal Years Ended December 31,
			2003	2004
Numerator:
Loss from continuing operations	$(2,220)	$(25,279)	$(6,900)	$(14,249)
Loss from discontinued operation	(25,016)	(3,115)	—	—

Net income (loss)	$(27,236)	$(28,394)	$(6,900)	$(14,249)

Denominator:
Denominator for basic earnings per share—weighted average number of shares	11,098	14,376	16,643	18,608
Basic loss per share:
Loss from continuing operations	$(0.20)	$(1.76)	$(0.41)	$(0.77)

Loss from discontinued operation	$(2.25)	$(0.22)	$—	$—

Net loss	$(2.45)	$(1.98)	$(0.41)	$(0.77)

Diluted loss per share:
Loss from continuing operations	$(0.20)	$(1.76)	$(0.41)	$(0.77)

Loss from discontinued operation	$(2.25)	$(0.22)	$—	$—

Net loss	$(2.45)	$(1.98)	$(0.41)	$(0.77)

For the year ended December 31, 2004, options to purchase approximately 3,651,000 shares of common stock and 775,000 stock warrants were excluded in the computation of diluted net income per share, as the effect would be anti-dilutive. For the fiscal years ended April 30, 2002, the eight-month period ended December 31, 2002 and the fiscal year ended December 31, 2003, options to purchase approximately 1,377,000, 2,078,000, and 2,751,000 shares, respectively, of common stock were excluded in the computation of diluted net income per share, as the effect would be anti-dilutive. For the fiscal years ended April 30, 2002, the eight-month period ended December 31, 2002 and the fiscal year ended December 31, 2003, warrants to purchase approximately 300,000, 300,000, and 815,000 shares, respectively, of common stock were excluded in the computation of diluted net income per share, as the effect would be anti-dilutive.

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Equity Investments

The following table sets forth the Company’s share in the earnings (losses) in unconsolidated affiliates for the fiscal years ended December 31, 2003 and 2004 (in thousands of dollars):

	Fiscal Years Ended December 31,
	2003	2004
Shares in earnings (losses)
BRC S.r.l.	$(863)	$1,203
Minda IMPCO Limited	(104)	(46)
IMPCO-Egypt	(93)	—
IMPCO-China	(47)	—

	$(1,107)	$1,157

Write-off of the investment
IMPCO-Egypt	—	(150)
IMPCO-China	—	(64)

	—	(214)

On July 22, 2003, the Company acquired the initial 50% of BRC, an Italian company, for approximately $23.8 million, which consisted of 2,309,470 shares of common stock valued at $10.0 million and $13.8 million in cash.

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company uses the equity method of accounting to recognize the investment in the results of BRC in Company’s financial results for the fiscal years ended December 31, 2003 and 2004. The condensed balance sheet for BRC as of December 31, 2003 and 2004 and the statements of operations for period of July 22, 2003 to December 31, 2003 and the year ended December 31, 2004 (in thousands of dollars):

	December 31, 2003	December 31, 2004
Current assets	$23,441	$45,147
Non-current assets	9,182	30,188

Total assets	$32,623	$75,334

Current liabilities	6,163	31,968
long-term liabilities	4,155	15,194
Shareholders’ equity	22,305	28,172

Total liabilities and shareholders’ equity	$32,623	$75,334

	July 22, 2003- December 31, 2003	Year Ended December 31, 2004
Revenue	$33,361	$58,616
Cost of revenue	33,845	52,800

Operating income (loss)	(484)	5,816
Interest expense, net	222	403
Other (income) expenses	146	(438)

Pre-tax income (loss)	(852)	5,850
Income taxes	220	2,697

Net income (loss)	$(1,072)	$3,153

The following table sets forth the Company’s share in the earnings (loss) of BRC as part of the equity share in losses of unconsolidated affiliates on the statements of operations for the fiscal years ended December 31, 2003 and 2004. The amortization of the step-up in the basis of the assets of BRC from book value to fair market value recognizes IMPCO’s share of the depreciation affect over the remaining estimated useful life of BRC’s assets.

	July 22, 2003- December 31, 2003	Fiscal Year Ended December 31, 2004
Income (loss) of BRC	$(1,072)	$3,153
% equity interest	50%	50%
Share in earnings (loss)	(536)	1,577
Amortization of the basis step-up of assets	(327)	(372)
Other expense	—	(2)

	$(863)	$1,203

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the step-up amounts for fixed assets and the allocation of the purchase price to the fair value of the net assets and liabilities in connection with the initial 50% acquisition of BRC in July 2003 (in thousands of dollars):

	BRC	IMPCO share
Purchase price for BRC		$24,625
Shareholders’ equity of BRC—July 2003	$23,377	(11,689)
Step-up of fixed assets—(a)	7,324	(3,662)
Other	132	(66)

Fair value of net assets acquired	$30,833	$(15,417)

Goodwill		$9,208

—(a)
Appraised value of fixed assets—MTM		$11,363
Carrying value of fixed assets—MTM		(4,040)

Step-up value—fixed assets		7,323
IMPCO share @ 50%		3,662
Remaining useful life-years		10
Annual amortization expense—fixed assets		$366

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2002, the Company entered into a joint ventures with Minda Industries Limited of India in which the Company acquired a 40% interest in Minda IMPCO Limited (“MIL”). The Company has used the equity method of accounting to recognize the results of Minda IMPCO Limited. The condensed balance sheet for MIL as of December 31, 2003 and 2004 and the statements of operations for the fiscal years ended December 31, 2003 and 2004 follow (in thousands of dollars):

	Fiscal Year Ended December 31, 2003	Fiscal Year Ended December 31, 2004
Balance Sheets:
Current assets	$424	$1,155
Non-current assets	260	349

Total assets	684	1,504

Liabilities	$500	$1,422
Shareholders’ equity	184	82

Liabilities and shareholders’ equity	$684	$1,504

Selected Data:
Revenue	$507	$1,951
Operating loss	(304)	(95)
Net loss	$(291)	$(144)

The Company’s share of the losses from MIL follow (in thousands of dollars):

	Fiscal Year Ended December 31, 2003	Fiscal Year Ended December 31, 2004
Loss—Minda IMPCO Limited	$(291)	$(144)
% equity interest	40%	40%
Share in loss	(116)	(58)
Other	12	12

	$(104)	$(46)

Other Transactions

In 2003, the Company recorded equity share in the loss of investments in joint ventures in Egypt and China in the amount of approximately $93,000 and $47,000, respectively. In the fourth quarter of 2004, the Company wrote-off investments in joint ventures in Egypt and China in the amount of $150,000 and $64,000, respectively. The changes and reductions to these operations were the result of a business strategy change recognizing that BRC products and existing distributors were capable of addressing the market requirements.

10.	Revenues

The Company routinely sells products to a broad base of domestic and international customers, which includes distributors and original equipment manufacturers. Based on the nature of these customers, credit is generally granted without collateral being required. The

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company does not anticipate that a significant credit risk exists as a result of these customer relationships.

For the fiscal year ended December 31, 2004, the Company had sales to two customers that represented approximately 33% and 10.8%, respectively. For the year ended December 31, 2003, the eight months ended December 31, 2002, and the fiscal year ended April 30, 2002, the Company had one customer with sales representing 10.3%, 14.4% and 7.9% respectively. The Company has no other customer representing more than 10% of total sales.

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

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Information by Business Segment.    Financial information by business segment for continuing operations follows (in thousands of dollars):

Revenues:	Fiscal Year Ended April 30, 2002	Eight Months Ended December 31, 2002	Fiscal Years Ended December 31,
			2003	2004
U.S. Operations	$52,055	$33,151	$51,951	$92,430
International Operations	32,773	25,304	36,107	37,672
Intersegment Elimination	(17,152)	(12,034)	(13,318)	(11,810)

Total	$67,676	$46,421	$74,740	$118,292

Operating Income/(Loss)	Fiscal Year Ended April 30, 2002	Eight Months Ended December 31, 2002	Fiscal Years Ended December 31,
			2003	2004
U.S. Operations	$3,416	$1,751	$4,549	$7,235
International Operations	599	637	1,589	1,659
Corporate Expenses	(6,807)	(3,460)	(6,992)	(8,435)
Intersegment Elimination	393	(135)	373	(14)

Total	$(2,399)	$(1,207)	$(481)	$445

Identifiable Assets		December 31, 2002	December 31,
			2003	2004
U.S. Operations		$23,555	$25,704	$23,920
International Operations		23,697	27,739	29,631
Corporate		28,725	47,693	46,406

Total		$75,977	$101,136	$99,957

Capital Expenditures	Fiscal Year Ended April 30, 2002	Eight Months Ended December 31, 2002	Fiscal Years Ended December 31,
			2003	2004
U.S. Operations	$2,103	$1,087	$1,361	$1,084
International Operations	134	376	98	263
Corporate	763	248	285	—

Total	$3,000	$1,711	$1,744	$1,347

Depreciation and Amortization	Fiscal Year Ended April 30, 2002	Eight Months Ended December 31, 2002	Fiscal Years Ended December 31,
			2003	2004
U.S. Operations	$1,259	$895	$1,294	$1,357
International Operations	592	177	273	280
Corporate	916	304	1,990	2,195

Total	$2,767	$1,376	$3,557	$3,832

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenues by Market Segment. The Company’s product revenues by application across all business segments follows (in thousands):

Revenues:	Fiscal Year Ended April 30, 2002	Eight Months Ended December 31, 2002	Fiscal Years Ended December 31,
			2003	2004
Transportation	$24,595	$22,953	$29,523	$26,951
Industrial	43,081	23,468	45,217	91,341

Total	$67,676	$46,421	$74,740	$118,292

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

Revenues:	Fiscal Year Ended April 30, 2002	Eight Months Ended December 31, 2002	Fiscal Years Ended December 31,
			2003	2004
United States	$29,882	$18,778	$32,053	$65,206
Europe	18,800	10,691	21,724	29,519
Asia & Pacific Rim	6,701	4,958	9,223	14,258
Latin America	12,293	11,994	11,740	9,309

Total	$67,676	$46,421	$74,740	$118,292

		December 31,
Long-Lived Assets:		2002	2003	2004
United States		$7,455	$7,100	$6,176
Europe		595	691	778
Asia & Pacific Rim		203	228	249
Latin America		317	300	—

Total		$8,570	$8,319	$7,203

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Warranties

Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience. Changes in the Company’s product warranty liability during the fiscal years ended April 30, 2002, the eight-month period ended December 31, 2002, and fiscal years ended December 31, 2003 and 2004 are as follows:

	Fiscal Year Ended April 30, 2002	Eight Months Ended December 31, 2002	Fiscal Years Ended December 31,
Warranty reserve for the period ended:			2003	2004
Balance at beginning of period	$227	$285	$452	$674
New warranties issued	170	233	397	739
Warranties settled	(112)	(66)	(175)	(37)

Balance at end of period	$285	$452	$674	$1,376

13.	Purchases

During the fiscal year ended December 31, 2004, purchases from General Motors Corporation and affiliates of General Motors constituted approximately 41% of consolidated net inventory purchase. During the fiscal year ended December 31, 2003, purchases from two other vendors constituted approximately 41% of net inventory purchases. In fiscal years ended December 31, 2004 and 2003, the eight months ended December 31, 2002 and the fiscal year ended April 30, 2002, 10 suppliers accounted for approximately 61%, 67%, 28% and 34% of consolidated net inventory purchases.

14.	Supplementary Cash Flow Information

During the fiscal years ended April 30, 2002, the eight-month period ended December 31, 2002, and fiscal years ended December 31, 2003 and 2004, the Company incurred capital lease obligations of approximately $0.4 million, $0.0 million, $0.1 million, and $0.1 million, respectively.

Interest and income taxes paid for fiscal years 2001 and 2002, the transition period ended December 31, 2002, and the fiscal year ended December 31, 2003 are as follows (in thousands of dollars):

	Fiscal Year Ended April 30, 2002	Eight Months Ended December 31, 2002	Fiscal Years Ended December 31,
			2003	2004
Interest Paid	$1,354	$953	$2,387	4,840
Taxes paid (including franchise taxes)	$638	$42	$495	716

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

On November 14, 2002, the Company changed its fiscal year from April 30 to December 31. The table below summarizes selected data for the unaudited eight months ended December 31, 2001 and the eight months ended December 31, 2002 (in thousands of dollars except for earnings per share).

	Eight Months Ended December 31,
	2001	2002
	(unaudited)
Revenue	$45,707	$46,421
Costs and expenses:
Cost of revenue	29,185	33,071
Research and development expense	3,712	2,635
Selling, general and administrative expense	13,075	11,922

Total costs and expenses	45,972	47,628
Operating loss	(266)	(1,207)
Interest expense	933	995
Interest income	112	112
Income (loss) from continuing operations	(908)	(25,279)
Loss from discontinued operation	(17,908)	(3,115)

Net loss	$(18,816)	$(28,394)

Net loss per share:
Basic:
Loss from continuing operations	$(0.09)	$ (1.76)

Loss from discontinued operation	$(1.71)	$(0.22)

Net loss	$(1.80)	$(1.98)

Diluted:
Loss from continuing operations	$(0.09)	$(1.76)

Loss from discontinued operation	$(1.71)	$(0.22)

Net loss	$(1.80)	$(1.98)

Number of shares used in per share calculation:
Basic	10,445	14,376

Diluted	10,445	14,376

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, amortization of goodwill is no longer permitted. No such amortization expense for goodwill was recognized for the eight-month period ended December 31, 2002. The following data shows the effect on net income (loss) and net income (loss) per share of common stock if the provisions of SFAS No. 142 had been in effect for the fiscal year ended April 30, 2002.

	Fiscal Year Ended April 30, 2002	Eight Months Ended December 31, 2002	Fiscal Years Ended December 31,
			2003	2004
Net loss as reported	$(27,236)	$(28,394)	$(6,900)	$(14,249)

Add: Amortization of goodwill recorded during the fiscal years prior to the adoption of SFAS No. 142, net of tax effect	443	—	—	—

Proforma loss	$(26,793)	$(28,394)	$(6,900)	$(14,249)

Basic loss per share:
Loss as reported	$(2.45)	$(1.98)	$(0.41)	$(0.77)
Goodwill amortization	0.04	—	—	—

Proforma loss	$(2.41)	$(1.98)	$(0.41)	$(0.77)

Diluted loss per share:
Loss as reported	$(2.45)	$(1.98)	$(0.41)	$(0.77)
Goodwill amortization	0.04	—	—	—

Proforma loss	$(2.41)	$(1.98)	$(0.41)	$(0.77)

As required by SFAS No. 142, the fourth quarter has been established for the annual impairment review of goodwill. The annual review was performed in the fourth quarter and resulted in the reduction of the carrying value of goodwill as of December 31, 2004 by approximately $1.3 million to a carrying value on the balance sheet to approximately $8.8 million. As a result, the Company recognized an impairment loss of goodwill of $1.3 million as a component of operating loss in the fourth quarter of 2004. The impairment analysis was prepared using a discounted cash flow analysis for each of the Company’s reporting units from which the Company determined that an impairment loss was present in the Japanese and Mexican reporting units in the amounts of $1.0 million and $0.3 million, respectively. The political environment and the potential legislation that could result in an excise tax on propane vehicles adversely affected the operating conditions in Mexico. In Japan, the business outlook for IMPCO was evaluated, which resulted in limited revenue growth opportunities and adversely affected the future cash flows.

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	Quarterly Results Of Operations

A summary of the unaudited quarterly results of operations follows (in thousands, except per share amounts):

	First Qtr.	Second Qtr.	Third Qtr.	Fourth Qtr.
Fiscal Year 2003
Revenue	$19,572	$18,340	$18,669	$18,159
Gross profit	6,559	5,970	5,805	4,826
Operating income (loss)	1,141	1,052	412	(3,086)
Interest expense, net	231	1,026	1,552	1,230
Net income (loss)	$451	$(181)	$(1,240)	$(5,930)
Net income (loss) per share: (1)
Basic:
Net income (loss)	$0.03	$(0.01)	$(0.08)	$(0.34)
Diluted:
Net income (loss)	$0.03	$(0.01)	$(0.08)	$(0.34)

	First Qtr.	Second Qtr.	Third Qtr.	Fourth Qtr.
Fiscal Year 2004
Revenue	$28,603	$32,478	$30,064	$27,147
Gross profit	7,543	8,597	8,131	2,466
Operating income (loss)	2,431	2,978	2,391	(7,355)
Interest expense, net	1,155	1,504	1,504	1,346
Net income (loss)	$516	$985	$506	$(16,256)
Net income (loss) per share: (1)
Basic:
Net income (loss)	$0.03	$0.05	$0.03	$(0.88)
Diluted:
Net income (loss)	$0.03	$0.05	$0.03	$(0.88)

The Company made certain adjustments in the 4th Quarter of 2004. These adjustments were to:

1)	Increase in the reserve for excess and obsolete inventory of $1.3 million as a change in accounting estimate;

2)	Increase in the valuation allowance for deferred tax assets of $2.3 million based upon an analysis of future business forecasts;

3)	Write-off of goodwill of $1.3 million based upon future business unit forecasts for two international operations;

4)	Increase the warranty reserves by $0.4 million based upon recent specific experience;

5)	Increase the allowance for doubtful accounts by $0.6 million; and

6)	Increase accounts payable and cost of goods sold by $0.6 million.

In addition, the Company recorded a loss on the extinguishment of debt of $6.8 million in the 4th quarter, as we paid off the Bison debt in December 2004. The Company also incurred approximately $0.8 million in severance costs for staff reductions as a part of the board approved transition plan to integrate the BRC acquisition that closed on March 31, 2005.

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	Related Party Transactions

The following table sets forth amounts (in thousands of dollars) that are included within the captions noted on the balance sheets at December 31, 2004, 2003 and 2002 representing related party transactions with the Company.

	Fiscal Year Ended April 30, 2002	Eight Months Ended December 31, 2002	Fiscal Years Ended December 31,
			2003	2004
Current Accounts Receivables:
IMPCO-BRC Mexicano (a)	$—	$—	$—	$1,993
Minda IMPCO Limited (b)	—	161	278	753

	$—	$161	$278	$2,746
Non-current Account Receivables
IMPCO-BRC Mexicano (a)	$—	$—	$—	$851

Current Portion of long-term debt
MTM, S.r.l. (c)	$—	$—	$—	$2,600

Term Loans
MTM, S.r.l. (c)	$—	$—	$—	$19,400

(a)	IMPCO-BRC Mexicano is 50% owned by IMPCO and was established in December 2004.
(b)	Minda IMPCO Limited is 50% owned by IMPCO and was established in December 2004 as a result of a recombination of previous ownership proportions with joint venture partner Minda Industries of India.
(c)	MTM, S.r.l. is a wholly owned subsidiary of BRC S.r.l., which is 50% owned by IMPCO. Initial 50% ownership in BRC was acquired in July 2003.

Loans to Executive Officers

In December 2000, the Company loaned an officer of the Company $100,000. The loan initially bore interest at a rate of 5% per annum and, since June 30, 2001, bears interest at a rate of 9% per annum. The loan became due and payable in full on July 31, 2002. This loan was repaid in full on March 8, 2004.

In September 2001, the Company loaned this officer $175,000. The loan bore interest at a rate of 9% per annum. The loan became due and payable in full on July 31, 2002. The amount outstanding as of December 31, 2003 was approximately $216,000. The amount outstanding at December 31, 2004 was approximately $102,000.

19.	Subsequent Events

On February 4, 2005, the Company sold 4,000,000 shares of our common stock as part of a public offering to investors and realized net proceeds of approximately $20.6 million inclusive of approximately $1.0 million of issuance expenses. On February 11, 2005, the underwriters exercised their over-allotment option and the Company sold an additional 600,000 shares from which we received additional net proceeds of approximately $3.2 million. Approximately $10.0 million of the proceeds from the public offering were placed in an escrow account for use as partial consideration in the acquisition of the remaining 50% ownership of BRC. The BRC transaction closed on March 31, 2005.

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management Transition.

Effective January 1, 2005, Mariano Costamagna, the principal executive officer of BRC, became the Company’s new Chief Executive Officer, and on the same date, Mr. Robert M. Stemmler, the Chairman of the Board of Directors, resigned as Chief Executive Officer. Mr. Stemmler was a full-time employee consultant until March 17, 2005. Pursuant to his consulting agreement, Mr. Stemmler was to serve as a consultant through April 30, 2007. A revision to the employee consulting agreement is now being prepared to re-define Mr. Stemmler’s consulting role.

Relocation of Research and Development Facility.

On March 14, 2005 management announced its intention to relocate research and development activities to its Cerritos, California manufacturing facility and close the Seattle, Washington facility. Upon subsequent management review, the Company has revised its plans to include retaining certain research and development activities in the Seattle, Washington facility, reduce the allocation of space to support these activities and sublease a significant portion of the facility to offset operational costs. Retaining certain research and development activities enables the Company to continue to earn revenue for contracted services to customers, as well as potentially utilize this location for durability testing for new fuel systems to satisfy the scheduled 2007 EPA requirements. The Company intends to move a limited number of staff to its Cerritos facility, and may relocate certain equipment from the Seattle facility or purchase equipment to support their research and development activities. These two strategies are an integral part of the board approved transition plan associated with the pending purchase of BRC and the need to improve management the effectiveness and reduce the costs of the research and development activities at both IMPCO and BRC.

Report of Independent Registered Accounting Firm

To the Board of Directors and

Shareholders’ of BRC S.r.l.

We have audited the accompanying consolidated balance sheet of BRC S.r.l. and its subsidiaries as of December 31, 2004 and the related consolidated statements of operations, changes in quotaholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BRC S.r.l. and its subsidiaries as of December 31, 2004 and the consolidated results of operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Milan, Italy

February 25, 2005, except for

Note 15 as to which the date

is March 31, 2005.

BDO Sala Scelsi Farina S.p.A.

/s/    GIORGIO FARINA

Giorgio Farina

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Quotaholders of BRC S.r.l.

We have audited the accompanying consolidated balance sheets of BRC S.r.l. and its subsidiaries as of December 31, 2002 and 2003, and the related consolidated statements of operations, changes in quotaholders’ equity and cash flows for the two years ended December 31, 2002 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BRC S.r.l. and its subsidiaries as of December 31, 2002 and 2003 and the consolidated results of operations and cash flows for the two years ended December 31, 2002 and 2003, in conformity with accounting principles generally accepted in the United States.

/s/    RECONTA ERNST & YOUNG S.P.A.

Milan, Italy

March 5, 2004

BRC S.R.L.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2002, 2003 and 2004

(In thousands of Euros)

	2002	2003	2004
Assets
Current Assets :
Cash and cash equivalents	€5,883	€1,752	€5,627
Trade receivables, less allowance for doubtful accounts of 1,086. 988, and 684, respectively	6,706	4,743	11,829
Receivables from related parties (Note 12)	2,975	2,372	1,389
Current portion of the loan to quota-holders (Note 5)			1,882
Inventory, net (Note 3)	10,331	8,554	12,514
Prepaid expenses and other current assets	861	510	499
Deferred income taxes (Note 8)	565	737	461

Total Current Assets	27,321	18,668	34,201
Property, plant and equipment (Note 4)	14,052	14,749	15,333
Less: Accumulated depreciation	(9,440)	(10,524)	(11,722)

Net property, plant and equipment	4,612	4,225	3,611
Investments in affiliated companies (Note 6)	443	537	369
Loans to quota-holders (Note 5)	0	0	14,271
Loans to affiliated companies		1,920	1,356
Other non current assets	666	630	1,523

Total Assets	€33,042	€25,980	€55,331

Liabilities and Quotaholders’ Equity
Current Liabilities:
Short-term borrowings (Note 7)	€266	€0	€0
Current portion of long term debt (Note 10)	4,356	143	2,240
Accounts payable	4,344	2,810	15,270
Payables to related parties (Note 12)	680	361	2,633
Income taxes payable (Note 8)	0	24	1,511
Accrued expenses and other current liabilities (Note 9)	1,428	1,570	1,852

Total Current Liabilities	11,074	4,908	23,506
Long-term debt (Note 10)	950	976	8,657
Employees severance indemnities (Note 11)	1,717	1,897	2,235
Other non current liabilities	50	0	0
Deferred income taxes (Note 8)	485	436	280
Commitments and Contingencies

Total Non Current Liabilities	3,202	3,309	11,172
Quotaholders’ Equity:
Ordinary quota authorized 1,500,000 shares, issued and outstanding, par value 1.00 each	1,500	1,500	1,500
Additional paid in capital	221	221	221
Retained earnings	16,990	15,961	18,381
Other comprehensive income	55	81	551

Total Quotaholders’ Equity	18,766	17,763	20,653

Total Liabilities and Quotaholders’ Equity	€33,042	€25,980	€55,331

BRC S.R.L.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2002, 2003 and 2004

(In thousands of Euros)

	2002	2003	2004
Net sales	€33,729	€31,709	€46,773
Other revenues	956	338	498

Total revenues	34,685	32,047	47,271
Cost and Operating expenses:
Cost of materials	(17,262)	(16,616)	(22,371)
Costs of external services	(6,185)	(6,082)	(8,955)
Salaries, wages and employee benefits	(7,809)	(7,814)	(9,359)
Depreciation and amortization	(1,058)	(1,084)	(1,138)
Other operating expenses	(394)	(617)	(702)

Total costs and operating expenses	(32,708)	(32,213)	(42,525)
Operating income (losses)	1,977	(166)	4,746
Interest expense	(694)	(305)	(437)
Interest income	37	92	112
Foreign exchange losses, net	(1,948)	(299)	(117)
Equity share in income (losses) of unconsolidated affiliates	(369)	(140)	193
Other income	956	0	34

Income (loss) before taxes	(41)	(818)	4,531
Income taxes	1,037	211	2,111

Net income (loss)	€(1,078)	€(1,029)	€2,420

BRC S.R.L.

CONSOLIDATED STATEMENTS OF CHANGES IN QUOTAHOLDERS’ EQUITY

For the years ended December 31, 2002, 2003 and 2004

(In thousands of Euros)

	Ordinary Quota	Additional Paid in Capital	Retained Earnings	Other Comprehensive Income (Loss)	Total Quotaholders’ Equity
As at December 31, 2001	€1,500	€0	€18,068	€119	€19,687
Additional paid in capital		221			221
Foreign exchange translation adjustment				(64)	(64)
Net loss			(1,078)		(1,078)

Total Comprehensive loss					(1,142)

As at December 31, 2002	1,500	221	16,990	55	18,766
Foreign exchange translation adjustment				26	26
Net loss			(1,029)		(1,029)

Total Comprehensive loss					(1,003)

As at December 31, 2003	1,500	221	15,961	81	17,763
Foreign exchange translation adjustment				470	470
Net income			2,420		2,420

Total Comprehensive Income					2,890

As at December 31, 2004	€1,500	€221	€18,381	€551	€20,653

BRC S.R.L.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2002, 2003 and 2004

(In thousands of Euros)

	2002	2003	2004
Cash flows from operating activities:
Net loss/income	€(1,078)	€(1,029)	€2,420
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,058	1,084	1,138
Employees severance indemnities	223	180	338
Deferred taxes	300	(221)	120
Losses (income) in equity investees	369	140	(193)
Gain on partial sale of Brazilian business	(953)	0	0
Changes in operating assets and liabilities:
Account receivable	(921)	2,566	(6,103)
Inventories	6,686	1,777	(3,960)
Prepaid expenses and other current assets	577	351	11
Account payable	(76)	(1,853)	14,732
Accrued expenses and other current liabilities	122	142	282
Income taxes	(106)	24	1,487
Other	(169)	(50)	0

Net cash provided by (used in) operating activities	6,032	3,111	10,272

Cash flows from investing activities:
Purchases of property, plant and equipment	(526)	(709)	(584)
Disposals of property, plant and equipment	6,201	12	60
Proceeds on partial sale of Brazilian business	1,906	0	0
Investment in equity investees	(1,060)	(234)	361
Loan to affiliated companies		(1,920)	(15,589)
Increase in non current assets	(217)	36	(893)

Net cash provided by (used in) investing activities	6,304	(2,815)	(16,645)

Cash flows from financing activities:
Net change in short-term borrowings	(6,217)	(266)	0
Increase in long term debt	688	163	9,778
Repayment of long term debt	(2,136)	(4,350)	0

Net cash provided by (used in) financing activities	(7,665)	(4,453)	9,778
Translation adjustment	128	26	470

Net increase (decrease) in cash and cash equivalents	4,799	(4,131)	3,875
Cash and cash equivalents at beginning of year	1,084	5,883	1,752

Cash and cash equivalents at end of year	€5,883	€1,752	€5,627

Supplemental disclosures:
Cash paid during the period for:
Interest	€623	197	27
Taxes	€831	—	172

BRC S.R.L.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2002, 2003 and 2004

(In thousands of Euros)

1.	Basis of Presentation and Description of Business

The consolidated financial statements of BRC S.r.l. (“BRC” or the “Company” ) include the accounts of the Company, of its wholly owned subsidiary MTM S.r.l. and of MTM’s majority owned subsidiaries BRC Argentina S.A., BRC Brasil S.A. and NG LOG Armazen Gerais Ltda. All significant intercompany accounts and transactions have been eliminated. The company has a 50% interest in the joint ventures WMTM and MTE and 13.59% interest in Jehin and uses the equity method for reporting the results of these entities.

Prior to February 2001, MTM was owned directly by Mariano and Piero Costamagna . In February 2001, Mariano and Piero Costamagna incorporated BRC S.r.l. and contributed their shareholdings in MTM to BRC S.r.l This contribution has been accounted for as a reorganization under common control under which it is assumed that BRC S.r.l. has been the parent company from January 1, 2001 for all periods presented. Consequently, the carrying amounts of MTM and its subsidiaries were not adjusted at their transfer dates in accounting for the reorganization and the Company’s quota capital has been reported in the consolidated financial statements as if outstanding since January 1, 2001.

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

Inventory Valuation Reserve

Reserves for slow-moving or potentially obsolete inventories are accounted for based upon an analysis of inventory movement, age and saleability.

Allowance for Doubtful Accounts

The Company maintains provisions for uncollectible accounts for estimated losses resulting from the inability of its customers to remit payments. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon its historical experience and any specific customer collection issues that have been identified.

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

Investments in affiliates

Investments in affiliates that are not majority owned or controlled but for which the company exercises significant influence are accounted for using the equity method.

Income Taxes

Income taxes provided by each entity are included in the consolidation in accordance with the applicable local laws. Deferred income taxes are accounted for under the liability method, in accordance with SFAS No. 109 Accounting for income taxes, and reflect the tax effects of all significant temporary differences between the tax basis of assets and liabilities and their

BRC S.R.L.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reported amounts in the financial statements and net operating loss carry-forwards. Valuation allowances are provided against deferred tax assets when it is more likely than not that a tax benefit will be realized.

Investment tax credits are accounted for as a reduction in current income taxes in the year in which the credit arises.

Foreign Currency Translation

The Company’s reporting currency and functional currency is the Euro. The financial statements of the Company’s subsidiaries are measured using the local currency as the functional currency. With respect to the Brazilian and Argentina subsidiaries, revenues and expenses have been translated into Euros using the average exchange rate for the period and assets and liabilities have been translated using the period-end exchange rate. With respect to the Argentina subsidiary, at December 31, 2001 through January 10, 2002, there was no exchangeability between the Argentine Peso and foreign currencies. On January 11, 2002 when the exchange market first opened, the exchange rate was ARP 1.5 to Euro 1. Under US GAAP, when exchangeability between two currencies is temporarily lacking at the balance sheet date, the first subsequent rate at which exchange could be made shall be used as of the balance sheet date.

The resulting cumulative translation adjustments have been recorded as a separate component of Quotaholders equity. Translation adjustments resulting from changes in exchange rates affecting balance sheet and income statement items amount to (losses)/gains of €64, €26 and €470 for the periods ended December 31, 2002, 2003 and 2004 respectively, and are presented in the Other Comprehensive Income.

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

Research and Development Expenses

Research and development expenses are charged to expense as incurred, in the amounts of €1.5 million, €1.4 million and €1.3 million for the years ended December 31, 2002, 2003 and 2004.

Warranty Costs

Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience.

BRC S.R.L.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During 2002, 2003 and 2004 the Company recognized government grants relating to plant and equipment for €133, nil and nil, respectively, and relating to research and development expenditure for €507, €137 and nil respectively.

Statement of Cash Flows

Short-term borrowings arise primarily under the Company’s short-term lines of credit with its banks. These short-term obligations are payable on demand. The cash flows from these items are included under the caption “Net change in short-term borrowings” in the Consolidated Statements of Cash Flows.

Shipping and Handling Costs

Shipping and handling costs on product sales are classified in costs for external services and amount to €373, €362 and €418 for the years ended December 31, 2002, 2003 and 2004, respectively.

Comprehensive Income Loss

The Company presents comprehensive income (loss) in the Consolidated Statements of Stockholders’ Equity in accordance with SFAS No. 130, Reporting Comprehensive Income. Comprehensive income (loss) includes, in addition to net income (loss), charges in equity that are excluded from the consolidated statements of operations and are recorded directly into a separate section of quotaholders’ equity on the consolidated balance sheet.

3.	Inventory Net

	December, 31 2002	December, 31 2003	December, 31 2004
Raw materials	€7,810	€6,189	€8,762
Work in progress	217	203	495
Finished goods	2,621	2,501	3,825

Total inventory	10,648	8,893	13,082
Inventory valuation reserve	(317)	(339)	(568)

Inventory, net of reserve	€10,331	€8,554	€12,514

BRC S.R.L.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Property, Plant and Equipment

	December, 31 2002	December, 31 2003	December, 31 2004
Machinery and equipment	€11,522	€11,813	€12,581
Office furniture and equipment	1,013	1,106	1,256
Vehicles	563	525	590
Other	954	1,305	906

Total property plant and equipment	14,052	14,749	15,333
Accumulated depreciation	(9,440)	(10,524)	(11,722)

Net property, plant and equipment	€4,612	€4,225	€3,611

In July 2002, the Company sold its land and buildings to IMCOS 2 S.r.l., a real estate investment company controlled by the shareholders of BRC, and to a leasing company, which then leased the land and buildings to IMCOS 2 under capital lease arrangements. The portion of these land and buildings that were previously used by BRC were then leased back to BRC under operating leases arrangements. The remaining portion of the land and buildings were previously leased by BRC to a related company and a third party. As the sale-and-leaseback was undertaken between companies under common control, the transaction has been accounted for at historical cost and, consequently, the excess of the sale price over the carrying value of the land and buildings of €221 has been credited to additional paid-in capital.

The terms of the rental agreement between BRC and IMCOS 2 S.r.l. require that the Company does not terminate the rental agreement until eight years have expired.

On December 13th, 2004 a lease contract between MTM and IMCOS 2 S.r.l. for the building in Via Fondovalle 1—Cherasco has been signed and it is valid starting from January 1st 2005 till December 31st 2011 for an amount of €132/year. This building has been rented in order to carry out the installation of OEM vehicles sent to BRC by car manufacturers and to carry out the potential future activity of CNG conversion for buses.

5. Loans to Quotaholders

On December 23, 2004 the Company loaned Impco Technologies, Inc., an affiliated company, $22.0 million (€16.2 million). The loan was for the purpose of retiring certain debts of the affiliate. The loan carries an interest rate equal to the 3-month Euribor plus 1.5% per annum, which totaled 3.7% as of December 31, 2004. The loan is scheduled to be repaid to MTM in quarterly installments beginning April 1, 2005. The quarterly payments are required to be not less than $650 (€477.3) in the first two years, $800 (€587.4) in the third year, $1,000 (€734.2) in the fourth year, and $1,150 (€844.4) in the final year, with a $5.0 million (€3.7 million) balloon payment and any remaining unpaid principal and interest due on December 31, 2009. At December 31, 2004, $2.6 million (€1.9 million) was classified as a current portion and $19.4 million (€14.2) was classified as long term.

6.	Investments in Affiliates

In February 2001, the Company acquired a 50% stake in MTE S.r.l. for €25. MTE supplies the Company with electronic components for its fuel systems. The amount at which the investment is carried equals the amount of underlying equity in net assets.

BRC S.R.L.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2002, the Company acquired a 18,5% stake in Jehin Engineering Company Ltd, a Korean manufacturer of fuel technology systems for €260. In 2004 the participation has been reduced to 13.59%, or €191. In accordance with the share purchase agreement, BRC was able to appoint a member of the Board Directors. In view of the influence that BRC gained through board membership, the investment has been accounted for using the equity method. The amount at which the investment is carried equals the amount of underlying equity in net assets.

In October 2001, BRC Brasil Ltda (“BRC Brasil”) signed a joint venture agreement with White Martin Gases Industriais S.A. (“WM”), a Brazilian company and subsidiary of Praxair Inc, by which BRC and WM (the “joint venture partners”) agreed to establish a joint venture for the development, manufacture and supply of fuel technology systems in the Brazilian market. Pursuant to the agreement, the joint venture partners agreed to invest jointly up to a maximum of $4 million (€2.9 million) in the first three years of operations. In May 2002, the joint venture partners gave effect to the joint venture agreement and established WMTM Equipamentos de Gases Ltda. (“WMTM”) owned 50% by each joint venture partner with an initial cash investment of €819. At the same time the joint venture partners established another 50-50 owned company, BRC Gas Equipment Ltda (“BRCGE”), with the objective of succeeding BRC Brasil in its activity of importation and sale of BRC’s products on the Brazilian market until such time as WMTM had become fully operational. BRC Brasil subscribed to the creation of BRCGE by contributing the inventories and certain other assets for a value of €717. MTM has also provided for a bank guarantee to WMTM for an amount of €1.5 million, which was subsequently reduced to €275. In exchange for entering into the joint venture agreement, BRC Brasil received from WM $2.2 million (€1.6 million). The agreement also required that BRC Brasil pay WM a certain amount in the event that BRCGE failed to achieve a stipulated level of earnings before interest, income taxes, depreciation and amortization, as defined (“EBTIDA”). Conversely, WM would pay BRC Brasil if the EBITDA exceeded the stipulated level of earnings before interest, income taxes, depreciation and amortization, as defined. In 2003, the parties agreed that the stipulated level of EBITDA had not been achieved and, accordingly, BRC Brasil paid €98 and recorded this amount as a reduction of the $2.2 million (€1.6 million). The company has accounted for this transaction in accordance with EITF 01-2 Interpretations of APB Opinion No 29 and has recognised a partial gain in 2002 of €953, representing 50% of the excess of the fair value of the assets given up over the carrying value of such assets. The remaining 50% have been recorded as a reduction of the carrying value of Company’s investment in the joint venture companies.

In August 2003 BRCGE ceased operations and in September 2003 was merged into WMTM. The carrying value of the investments in WMTM at December 31, 2004 has been classified as an equity investment.

In August 2003, BRC Brasil and WM each made loans to WMTM in the amount of 5.0 million Real (€1.4 million) and each company subsequently made additional loans in the amount of 2.0 million Real (€0.6 million). The total of the loans made by BRC Brasil to WMTM has been classified as loans to affiliated companies. The loans are non-interest bearing and are due in January 2005

7.	Short-term Borrowings

At December 31, 2004, the Company has an unsecured line of credit amounting to approximately €1.1 million with no outstanding balance. Additionally, the Company has up to a

BRC S.R.L.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

€6.1 million line of credit secured by customer account receivable drafts, which has current available of €3.3 million and has no outstanding balance. The weighted average interest rate on these short-term borrowings was approximately 3.5%, nil and nil par annum at December 31, 2002, 2003 and 2004. The lines of credit are callable on demand.

8.	Deferred and Income Taxes

Italian and foreign income (losses) before income taxes are as follows:

	Year ended December 31, 2002	Year ended December 31, 2003	Year ended December 31, 2004
Italian	€1,051	€(190)	€3,692
Foreign	(1,092)	(628)	839

Total Italian and foreign income (losses) before income taxes	€(41)	€(818)	€4,531

Significant components of the provision for income taxes are as follows:

	Year ended December 31, 2002	Year ended December 31, 2003	Year ended December 31, 2004
Current	€737	€432	€1,991
Deferred	300	(221)	120

Total provision for income taxes	€1,037	€211	€2,111

Reconciliation between income taxes computed at the Italian statutory tax rate and the effective income tax provision is as follow:

	Year ended December 31, 2002	Year ended December 31, 2003	Year ended December 31, 2004
Income tax provision at the Italian statutory tax rate 34% in 2002 and 2003 and 33% in 2004	€14	€(278)	€1,493
Effect of Italian IRAP	383	356	605
Aggregated effect of different foreign tax rates	(15)
Permanent Differences:
Non deductible expenses	42	17	33
Investment tax incentive		(70)
Other	25	(4)	18
Change in valuation allowance	588	190	(38)

Effective income tax provision	€1,037	€211	€2,111

The Italian “IRAP” tax is regional tax on productive activities, and has statutory rate of 4,25%. The IRAP tax is not deductible for corporate tax purposes. The IRAP tax base is similar to the corporate tax base, however does not permit a deduction for labor or interest.

The 2001 Italian investment tax incentive law was enacted in order to encourage capital investments in Italy. Companies are able to reduce their taxable income by up to 50% of the excess of new qualifying capital and other expenditures made in the second half of 2001 and in the year 2002 in fixed assets (tangibles and specified intangibles) over the average of the investments made in such assets during the five prior years. The incentive results in a current

BRC S.R.L.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

one time deduction and neither increases nor decreases the tax bases of the assets to compute future tax deductions for depreciation and amortization relating to investment deductions granted. In 2001 and 2003 the Company recognized a benefit from the investment deductions of €375 and €70, respectively.

The components of deferred income tax assets and liabilities at December 31, 2002, 2003 and 2004 are:

	December 31, 2002	December 31, 2003	December 31, 2004
Deferred tax asset	€1,771	€2,133	€1,819
Less: valuation allowance	(1,206)	(1,396)	(1,358)

Deferred tax assets	565	737	461
Deferred tax liabilities	(485)	(436)	(280)

Net deferred tax asset (liability)	€80	€301	€181

Principal items comprising the net deferred income tax assets (liabilities) as of December 31, 2002, 2003 and 2004 are:

	December 31,
	2002	2003	2004
Fixed assets	(485)	(407)	(354)
Warrantee provision	52	74	107
Inventories	163	327	377
Allowance for receivables	302	331	315
NOL carry-forwards	465	585	664
Equity investments	418	531	216
Foreign exchange losses	323	285	141
Other	48	(29)	73

Total deferred tax assets (liabilities)	1,286	1,697	1,539
Valuation allowance	(1,206)	(1,396)	(1,358)

Net deferred tax assets (liabilities)	80	301	181

9.	Accrued Expenses and Other Current Liabilities

	December 31, 2002	December 31, 2003	December 31, 2004
Social Security and other contributions	€289	€299	€401
Withholding taxes on payroll and other sundry taxes	274	308	10
Accrued employee compensation	489	547	792
Warranty provision	137	200	300
Fiscal provision			60
Accrued interest	54	2	10
Pending litigation			60
Other	185	214	219

Total accrued expenses and other current liabilities	€1,428	€1,570	€1,852

BRC S.R.L.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Debt	Payable

Debt payable is as follow:

	December 31, 2002	December 31, 2003	December 31, 2004
Loan from Interbanca bearing interest at 6.3% due in 2003 unsecured	€2,143	€0	€0
Loan from Cassa di Risparmio di Bra, bearing interest at 5.5% due in 2003, unsecured	1,886
Loans from Ministry of Industry, pursuant to Law 46/82 for research and development and capital expenditures, repayable in annual installments through 2011, bearing interest at a subsidised rate of 3.25%	1,021	1,077	884
Loan from Mediocredito Unicredito, bearing interest at 3.20% repayable annual installments through 2009			10,000
Other loans	257	42	13

Total Debt	5,307	1,119	10,897
Less: current portion	(4,357)	(143)	(2,240)

Non-current portion	€950	€976	€8,657

At December 31, 2004, long term debt is repayable as follows:

Year ended December 31
2005	€2,240
2006	2,114
2007	2,117
2008	2,119
2009	2,120
Thereafter	187

Total debt	€10,897

On December 2, 2004 MTM entered into an unsecured loan agreement with the Bank Unicredit Banca Medio Credito S.p.A. for €10.0 million in order to provide additional liquidity to provide to Impco a loan in the amount of $22.0 (€16.2 million). Conditions for the financing MTM signed with UniCredit Banca Medio Credito S.p.a. are the following:

Term: 5 years

Repayment schedule: 20 quarterly installments of €500 principal plus Interests.

Rate: Quarterly Euribor plus 1% of Spread Commitment fee, currently 3.2%.

BRC S.R.L.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Covenants: Requirement of quotaholders equity to be not less than €20.0 million. Requirement not to distribute profit for year 2004 and 2005. Requirement to keep the rate of debts to equity not higher than 0.80.

The $22.0 million (€16.2 million) loan from MTM granted to IMPCO, according to the Loan Agreement signed on December 23rd, 2004, has been used by the latter to extinguish the loan with Bison Capital Structured Equity Partners, LLC.

11. Employees	Severance Indemnities

The liability for severance indemnities relates primarily to the Company’s employees in Italy. The severance indemnity liability is calculated in accordance with local civil and labor laws based on each employee’s length of service, employment category and remuneration. There is no vesting period or funding requirement associated with the liability. The liability recorded in the balance sheet is the amount that the employee would be entitled to if the employee terminates immediately. The charge to earnings was €381, €391 and €420 for the years ended December 31, 2002, 2003 and 2004, respectively.

12. Related	Party Transactions

A detail of balances with related parties as of December 31, 2002, 2003 and 2004 is as follows:

	December 31, 2002	December 31, 2003	December 31, 2004
Receivables and advances:
WMTM Equipamento de Gases Ltda	€2,812	€2,317	€1,226
BRC Gas Equipment Ltda	137
MTE S.r.l	8	1	35
Jehin Engineering Company Ltd	18	54	128

Total receivables and advances	€2,975	€2,372	€1,389

Payables:
MTE S.r.l	€322	€185	€1,109
Europlast S.r.l	112	68	814
TCN S.r.l	246	108	710

Total payables	€680	€361	€2,633

In 2002 and 2003, the Company sold fuel technology systems to BRCGE for an amount of €882 and €85, respectively.

In 2002, 2003 and 2004, the Company sold fuel technology systems to WMTM for an amount of €3.4 million, €2.9 million and €2.0 million respectively.

In 2002, 2003 and 2004 the Company acquired from its affiliate, MTE S.r.l., electronic components for its fuel technology systems for an amount of €1.3 million, €1.3 million and €2.5 million respectively. In 2002, 2003 and 2004 the Company paid rent to MTE in the amount of €6 and sold products to MTE in the amount of €37, €29 and €58, respectively.

In 2002, 2003 and 2004, the Company acquired plastic components from Europlast S.r.l. for an amount of €362, €552, and €1,416 respectively, and iron-made elements from TCN

BRC S.R.L.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

S.r.l. for an amount of €779, €584 and €1,283 respectively. In 2003 and 2004, the Company sold products to Europlast in the amount of €47 and €33, respectively. In 2003, the Company sold products to TCN in the amount of €4. In 2003 and 2004, the Company sold products to MTM Hydro S.r.l. in the amount of €14 and €7, respectively, and purchased products in the amount of €7 and €9, respectively. In 2003 and 2004, the Company received rent from BM2 in the amount of €6 and €16, respectively, and sold products to BM2 in the amount of €40 and €134, respectively. Europlast, TCN, MTM Hydro and BM2 are majority owned by the shareholders of the Company.

In 2002, 2003 and 2004 BRC rented an industrial building to TCN for €11, nil and nil, respectively.

In 2002, 2003 and 2004, the Company leased buildings from IMCOS2 S.r.l., a related company for an amount of €122, €450 and €450, respectively.

13. Commitments	and Contingencies

Litigation

The Company is involved in legal proceedings arising in the normal course of business. As of December 31, 2004, the Company has accrued €60 for a lawsuit relating to a third party installers installation of the Company’s product. Management believes that, based on advice of legal counsel, the outcome of this and other proceedings will not have any material adverse effect on the Company’s financial statements.

Lease Commitments

The following are the minimum payments that will have to be made in each of the years indicated based on operating leases in effect as of December 31, 2004:

Year ended December 31
2005	€582
2006	582
2007	582
2008	582
2009	582
Thereafter	2,398

Total minimum lease payments	€5,308

Rental expense for all operating leases amounted to €122, €450 and €450 in the years ending December 31, 2002, 2003 and 2004, respectively. The major portion of these leases contains renewal options.

14. Financial	Instruments

Off Balance Sheet Risk

The Company has not in the past enter into forward exchange contracts or purchase foreign currency options to hedge firm sales/purchases commitments, anticipated but not yet

BRC S.R.L.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

committed sales/ purchases and investments in debt securities denominated in foreign currency.

Concentration of Credit Risk

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

Concentration of credit risk and the risk of accounting loss with respect to trade receivables is generally limited due to the large number of the Company’s end customers. The Company generally does not require collateral with respect to goods and services provided in Italy, but normally makes sales to foreign customers against secured letters of credit.

The Company’s two largest individual customers accounted for 18.9%, 22%, and 22% of net sales for the years ended December 31, 2002, 2003 and 2004, respectively.

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments.

Cash and cash equivalents—The carrying amount of cash and cash equivalents reported by the Company approximates their fair value.

Account receivable and payable—The carrying amount of accounts receivable and payable approximates their fair value.

Short and long-term debt—The fair value of long-term debt, as of December 31, 2002, 2003 and 2004, amounts to approximately €5,507, €934 and €8,657, respectively. The carrying amount of the Company’s other borrowings approximately their fair value. The fair values of the Company’s long term debt are estimated using cash flow analyses, based on the Company’s incremental borrowing rates for similar types of borrowing arrangements.

15. Subsequent	Events

On October 22, 2004 a purchase agreement between Impco Technologies Inc. and Mariano and Pier Antonio Costamagna was executed for the sale of the remaining 50% of BRC Srl. On March 10, 2005 Impco shareholders’ approved the transaction. The transaction was completed and closed on March 31, 2005.

In January 2005, the Company entered into two foreign exchange contracts in connection with the $22.0 million (€16.2 million) loan to IMPCO Technologies. No foreign exchange contracts were outstanding as of December 31, 2004. The January 2005 foreign exchange contracts will be subject to hedge accounting treatment and will be reported as such in the Company’s future quarterly SEC filings.