Form 10-Q
period 2005-03-31
IMPCO TECHNOLOGIES INC
filed 2005-05-18
CIK 790708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

Number of shares outstanding of each of the issuer’s classes of common stock, as of May 4, 2005:

28,585,241 shares of Common Stock, $.001 par value per share.

IMPCO TECHNOLOGIES, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

IMPCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2004 and March 31, 2005

(In thousands of dollars)

	December 31, 2004	March 31, 2005
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,418	$18,630
Accounts receivable less allowance for doubtful accounts of $1,687 and $2,488	18,072	39,260
Inventories:
Raw materials and parts	8,624	25,909
Work-in-process	233	843
Finished goods	3,747	8,207

Total inventories	12,604	34,959
Deferred tax assets	182	803
Other current assets	1,956	2,638
Related party receivables (Note 10)	2,746	2,892

Total current assets	43,978	99,182
Equipment and leasehold improvements:
Dies, molds and patterns	7,174	7,821
Machinery and equipment	8,039	10,316
Office furnishings and equipment	7,809	9,524
Automobiles and trucks	409	768
Leasehold improvements	3,474	3,847

	26,905	32,276
Less accumulated depreciation and amortization	19,702	20,146

Net equipment and leasehold improvements	7,203	12,130
Net goodwill	8,856	46,815
Deferred tax assets, net	8,183	8,183
Investment in affiliates	27,668	5,544
Business acquisition costs	788	—
Other assets	2,430	2,481
Non-current related party receivable (Note 10)	851	4,307

Total Assets	$99,957	$178,642

IMPCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2004 and March 31, 2005

(In thousands of dollars, except per share data)

	December 31, 2004	March 31, 2005
		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,914	$33,720
Accrued payroll obligations	2,889	6,291
Other accrued expenses	5,624	11,238
Current revolving line of credit	7,680	6,423
Current maturities of other debt	140	2,920
Current portion of related long-term debt (Note 10)	2,600	—
Related party payables (Note 10)	—	3,373

Total current liabilities	28,847	63,965

Term loans	—	10,536
Related party term loan (Note 10)	19,400	—
Capital leases	151	149
Other liabilities	2,316	1,622
Minority interest	2,782	3,007
Stockholders’ equity:
Preferred stock, $.001 par value, authorized 500,000 shares; none issued and outstanding at December 31, 2004 and March 31, 2005	—	—
Common stock, $.001 par value, authorized 100,000,000 shares 18,735,627 issued and outstanding at December 31, 2004 28,585,241 issued and outstanding at March 31, 2005	19	29
Additional paid-in capital	135,291	190,844
Shares held in treasury	(528)	(603)
Accumulated deficit	(89,242)	(91,423)
Accumulated other comprehensive income	921	516

Total stockholders’ equity	46,461	99,363

Total Liabilities and Stockholders’ Equity	$99,957	$178,642

See accompanying notes to condensed consolidated financial statements.

IMPCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three months ended March 31, 2004 and 2005

(In thousands except per share data)

	Three Months Ended March 31,
	2004	2005
Revenue	$28,603	$25,005
Costs and expenses:
Cost of revenue	21,060	18,209
Research and development expense	942	1,341
Selling, general and administrative expense (Note 8)	4,170	7,564
Acquired in-process technology	—	75

Total costs and expenses	26,172	27,189
Operating income (loss)	2,431	(2,184)
Other expense	—	98
Interest expense, net	1,155	257

Income (loss) before income taxes and equity share in (income) loss of unconsolidated affiliates	1,276	(2,539)
Equity share in (income) loss of unconsolidated affiliates	40	(910)
Income tax expense	434	327

Income (loss) before minority interests	802	(1,956)
Minority interest in income of consolidated subsidiaries	286	225

Net income (loss)	$516	$(2,181)

Net income (loss) per share:
Basic net income (loss)	$0.03	$(0.10)

Diluted net income (loss)	$0.03	$(0.10)

Number of shares used in per share calculation:
Basic	18,576	21,742

Diluted	19,986	21,742

See accompanying notes to condensed consolidated financial statements

IMPCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three months ended March 31, 2004 and 2005

(In thousands of dollars)

	Three Months Ended March 31,
	2004	2005
Net cash used by operating activities	(4,744)	(434)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(465)	(137)
Business acquisition cost—BRC, net of cash acquired	(37)	(8,784)
Business acquisition cost—other	—	(34)
Proceeds from sale of equipment	1	—

Net cash used in investing activities	(501)	(8,955)

Cash flows from financing activities:
Increase (decrease) in revolving line of credit	4,437	(3,842)
Payments on term loans	(84)	(753)
Proceeds from term loans	65	—
Payments of capital lease obligation	1	—
(Acquire) common shares held in trust	(143)	(75)
Decrease in restricted cash	335	—
Proceeds from issuance of common stock	100	24,555

Net cash provided by financing activities	4,711	19,885

Net cash provided by continuing operations	(534)	10,496
Effect of exchange rate changes on cash	154	(284)

Net increase (decrease) in cash and cash equivalents	(380)	10,212
Cash and cash equivalents at beginning of period	9,524	8,418

Cash and cash equivalents at end of period	$9,144	$18,630

Supplemental disclosure of cash flow information:
Non-cash financing activities:
Issuance of 5,098,284 shares of common stock in connection with BRC acquisition at a price of $5.74	—	$29,264

See accompanying notes to condensed consolidated financial statements.

IMPCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

1.	Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and the results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The consolidated financial statements of IMPCO Technologies, Inc. (“IMPCO” or the “Company”) as of March 31, 2005 include the accounts of the Company and its 51%-owned subsidiary IMPCO-BERU Technologies B.V. (“IMPCO BV”); its wholly-owned subsidiaries B.R.C. Societá a Responsabilitá Limitata (“BRC”), IMPCO Technologies, Pty. Limited (“IMPCO Pty”), IMPCO Tech Japan K.K. (“IMPCO Japan”) and Grupo I.M.P.C.O. Mexicano, S. de R.L. de C.V. (“IMPCO Mexicano”) and its 50% joint venture Minda IMPCO Limited (“Minda”). During the first quarter of 2005, the Company used the equity method to recognize its share in the net earnings of BRC and Minda into the consolidated statement of operations. On March 31, 2005, the Company completed the acquisition of the remaining 50% of BRC, and, accordingly, the Company consolidated the balance sheet of BRC into the Company’s balance sheet as of March 31, 2005. The Company will continue to use the equity method of accounting to recognize the results of Minda in its financial statements. On December 31, 2004, the Company established a 50% joint venture in Mexico, IMPCO-BRC Mexicano, and uses the equity method to recognize the results of this entity in the Company’s financial statements. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the twelve months ended December 31, 2005, or for any future period.

Recent Accounting Standards

FASB 123R, (revised December 2004), Share-Based Payment, sets accounting requirements for “share-based” compensation to employees, including employee-stock-purchase- plans (ESPPs) and provides guidance on accounting for awards to non-employees. This statement will require us to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. This statement is effective for the first fiscal year period beginning after June 15, 2005. However, the Securities and Exchange Commission has recently deferred the effective date, and, as a result, the Company will adopt this statement in the first quarter of fiscal 2006. We are evaluating this pronouncement’s effect on our financial position and net income.

FASB 151, Inventory Costs, eliminates the “so abnormal” criterion in ARB 43, Inventory Pricing. This statement no longer permits a company to capitalize inventory costs on their balance sheets when the production defect rate varies significantly from the expected rate. The statement reduces the differences between U.S. and international accounting standards. This statement is effective for inventory cost incurred during annual periods beginning after June 15, 2005. We will adopt this statement in the third quarter of fiscal 2005. The Company does not believe that this pronouncement will have a material effect on our financial position and net income.

In December 2004, the FASB issued FASB Staff Position No. FAS109-1 (FSP FAS 109-1), Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. FSP FAS 109-1 clarifies that the deduction will be treated as a “special deduction” as described in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. The impact of the deduction will be reported in the period in which the deduction is claimed. The Company is currently assessing the financial impact of FSP FAS 109-1 on our consolidated financial statements.

In December 2004, the FASB issued FASB Staff Position FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs Creation Act of 2004 (the Act), (FSP FAS 109-2) to allow additional time beyond the financial reporting period of enactment to evaluate the effect of the Act on IMPCO’s plan for reinvestment or repatriation of foreign earnings for purposes of calculating the income tax provision. The Company is currently assessing the financial impact of FSP FAS 109-2 on our consolidated financial statements.

In December 2004, the FASB issued the Statement of Financial Account Standards No. 153, Exchange of Nonmonetary Assets, An Amendment of APB Opinion No. 29 (SFAS No. 153). SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued. The provisions of this Statement should be applied prospectively. The Company is currently assessing the financial impact of SFAS No. 153 on our consolidated financial statements.

IMPCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Debt Payable

The Company’s debt payable is summarized as follows (in thousands of dollars):

	December 31, 2004	March 31, 2005
(a) Term loan - MTM, S.r.l	22,000	—
(b) Revolving promissory note - LaSalle Business Credit, LLC	7,680	3,839
(c) Term loan - Unicredit Banca Medio Credito S.p.A	—	12,270
(d) Term loan - Italian Ministry of Industry	—	1,142
(e) Short-term loan - Banca Credito Cooperativo di Cherasco	—	2,584
(f) Other loans	93	8
Other (including capital leases)	198	185

	$29,971	$20,028
Less: current portion	10,420	9,343

Non-current portion	$19,551	$10,685

(a)	Term Loan – MTM S.r.l.

On December 23, 2004 the Company entered into a loan agreement with MTM S.r.l., a wholly owned subsidiary of BRC in which the Company borrowed $22.0 million for the purpose of prepaying the Bison loan in the amount of $22.0 million including principal of $20.0 million, a prepayment penalty of $1.0 million and accrued interest of $1.0 million. The terms of the loan agreement require the Company to make quarterly principal payments of $650,000 during the first and second years, $800,000 during the third year, $1,000,000 during the fourth year, $1,150,000 during the fifth year and a $5,000,000 payment of unpaid principal at the conclusion of the term on December 31, 2009. The variable interest rate is based on the 3-month EURIBOR rate plus 1.5% per annum, which was 3.7% at December 31, 2004 and at March 31, 2005. IMPCO made a principal and interest payment of $853,500 on March 31, 2005, and the outstanding balance of approximately $21.4 million was eliminated for purposes of balance sheet presentation upon the consolidation of BRC financial statements into IMPCO as of March 31, 2005. This loan may be accelerated in the event that any payment is not made within 15 days of the date when due, if the employment of Mariano Costamagna, The Company’s Chief Executive Officer as of January 1, 2005, is terminated for any reason (with certain exceptions for termination upon Mr. Costamagna’s death), if we materially breach his employment agreement or upon written notice of any other default under the agreement. Also, Mariano Costamagna and Pier Antonio Costamagna have guaranteed the MTM loan. In return for Messrs. Costamagnas’ guarantee, we have pledged our equity interest in BRC as collateral in the event the guaranteed is utilized. The MTM loan agreement contains restrictive covenants limiting our ability to: (a) incur additional indebtedness other than unsecured trade credit, capital leases and additional indebtedness pursuant to the senior credit facility with LaSalle; (b) merge, consolidate or sell our assets; (c) purchase, retire or redeem our capital stock; and (d) make capital expenditures in excess of $2.5 million in any fiscal year. The shares of BRC are also pledged as security for the MTM loan. The loan also contains a cross default provision linked with the LaSalle Business Credit working capital loan.

(b)	Revolving Promissory Note—LaSalle Business Credit, LLC

On July 18, 2003 the Company entered into a revolving promissory note with LaSalle Business Credit, LLC for a maximum amount of $12.0 million bearing interest at a rate per annum of prime plus 1%. On March 29, 2005, the Company and LaSalle mutually agreed to reduce the maximum borrowing amount under the line to be $9.0 million and extended the loan agreement one additional year to July 18, 2007. The Company’s availability under this facility is determined by a percentage of eligible accounts receivable and inventory balances as defined by the asset-based lending agreement. As of March 31, 2005, approximately $3.8 million was outstanding under the line of credit and approximately $3.6 million was unused and available under the line. Approximately, $0.1 million was recognized as interest expense in the first quarter of 2005. At December 31, 2004 and March 31, 2005, the Company was in default for not meeting certain financial measurement covenants at the end of the fourth quarter of 2004 and the first quarter of 2005. The Company renegotiated its covenants at December 31, 2004 and obtained a waiver for the first quarter of 2005. Under the terms of the loan, the Company was paying 6.25% at December 31, 2004 and 6.75% at March 31, 2005.

IMPCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(c)	Term Loan – Unicredit Banca Medio Credito S.p.A.

On December 2, 2004, MTM S.r.l. entered into a five-year unsecured loan agreement with Unicredit Banca Medio Credito S.p.A. (“Unicredit”) of Italy in which MTM received €10.0 million ($12.9 million at March 31, 2005). The proceeds for the loan were used for working capital purposes and contributed towards the $22.0 million lent to IMPCO on December 23, 2004. The payment terms are such that MTM will pay €0.5 million on a quarterly basis throughout the term of the loan and interest based on the 3-month EURIBOR rate plus 1% per annum, which was 3.2% at December 31, 2004 and at March 31, 2005. At March 31, 2005, the amount outstanding was €9.5 million ($12.3 million at March 31, 2005). The loan agreement requires that MTM maintain a debt to equity ratio of less than .80 and MTM is required to not remit dividends based on income for the fiscal years 2004 and 2005. At March 31, 2005, the MTM debt to equity ratio was .54.

(d)	Term Loans – Italian Ministry of Industry

In 1998 and 2002, BRC entered into unsecured loan agreements with the Italian Ministry of Industry for the purpose of funding the acquisition of property, plant and equipment and research and development expenditures. The loans are repayable through annual installments through 2011 at a subsidized rate of 3.25%. At December 31, 2004 and at March 31, 2005, approximately €0.9 million ($1.1 million at March 31, 2005) was owed under these agreements. At December 31, 2004, this loan was not presented in the consolidated financial statements.

(e)	Line of Credit – Banca Credito Cooperativo di Cherasco

At March 31, 2005, BRC had an unsecured line of credit amounting to approximately € 1.1 million with no outstanding balance. Additionally, BRC has up to a € 6.1 million line of credit secured by customer account receivable drafts, which has a current availability of €4.1 million. The weighted average interest rate on these short-term borrowings was approximately nil and 3.5% per annum at December 31, 2004 and March 31, 2005. The lines of credit are callable on demand. The balance at March 31, 2005 was under the secured line and was €2.0, or approximately $2.6 million.

(f)	Other finance loans

In February, May, and September of 2004, the Company financed certain insurance policies through a third party lender. These loans are paid down over a period less than one year.

Derivative Financial Instruments

On January 5, 2005, BRC entered into a forward foreign exchange agreement with a third party covering a three year period for the purpose of hedging the foreign exchange risk between the euro and the U.S. dollar in connection with the quarterly payments only that IMPCO makes to BRC in accordance with the MTM loan agreement (see Note 2 (a)). BRC concluded that this agreement did not meet the requirements for hedge accounting in accordance with SFAS No. 52, Foreign Currency Translation, as amended; however, BRC did recognize an increase in the fair value of the derivative agreement of approximately €38,000 and recognized a gain in the same amount on its statement of operations for the three months ended March 31, 2005. Under SFAS No. 52, the Company recognized on the consolidated statement of operations as part of share in the earnings and losses of BRC approximately $0.6 million as an unrealized foreign exchange gain due to the movements between the euro and the U.S. dollar during the first quarter of 2005 and the MTM loan that is to be settled in U.S. dollars. The January 5, 2005 hedging agreement initiated by BRC is not designed to hedge this particular foreign exchange risk; it was designed to hedge only the quarterly payments.

IMPCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands of dollars except per share data):

	Three Months Ended March 31,
	2004	2005
Numerator:
Net income (loss)	$516	$(2,181)

Denominator:
Denominator for basic earnings per share - weighted average number of shares	18,576	21,742
Effect of dilutive securities:
Employee stock options	982	—
Warrants	389	—
Shares held in trust	39	—

Dilutive potential common shares	19,986	21,742
Net income (loss) per share:
Basic net income (loss)	$0.03	$(0.10)

Diluted net income (loss)	$0.03	$(0.10)

For the three months ended March 31, 2005, options to purchase 3,433,446 shares of common stock and 775,000 warrants to acquire shares of common stock were excluded from the computation of diluted net income per share, as the effect would be anti-dilutive. For the period ended March 31, 2004, options to purchase 52,869 shares of shares of common stock were excluded from the computation of diluted net income per share, as the effect would be anti-dilutive.

SFAS No. 123, as amended by SFAS No. 148, requires pro forma information regarding net income and net income per share to be disclosed for new options granted after fiscal year 1996. The fair value of these options was determined at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2004	2005
Expected dividend yield	0.0%	0.0%
Expected volatility	83.3%	87.1%
Risk free interest rate	4.0%	4.0%
Expected life of the option (years)	6.0	6.8

IMPCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair value of the options is amortized to expense over the options’ vesting period for pro forma disclosures. The per share “pro forma” for the effects of SFAS No. 123, as amended by SFAS 148, is not indicative of the effects on reported net income/loss for future years. The Company’s “reported” and “pro forma” information for the three months ended March 31, 2004 and March 31, 2005 are as follows (in thousands of dollars except per share data):

	Three Months Ended March 31,
	2004	2005
Income (loss) as reported	$516	$(2,181)
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related taxes	(589)	(457)

Proforma loss	$(73)	$(2,638)

Basic earnings per share:
Net income (loss) as reported	$0.03	$(0.10)

Proforma loss	$(0.00)	$(0.12)

Diluted earnings per share:
Net income (loss) as reported	$0.03	$(0.10)

Proforma loss	$(0.00)	$(0.12)

4.	Comprehensive Income

The components of comprehensive income for the three months ended March 31, 2004 and 2005 are as follows (in thousands of dollars):

	Three Months Ended March 31,
	2004	2005
Net income (loss)	$516	$(2,181)
Foreign currency translation adjustment	124	(405)

Comprehensive (loss) income	$640	$(2,586)

IMPCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Business Segment Information

The Company classifies its business into two operating segments: United States Operations (“U.S. Operations”) and International Operations. U.S. Operations sells products, including complete certified engines, parts and conversion systems, for applications in the transportation, material handling, stationary and portable power generator and general industrial markets. International Operations in Australia, Europe and Japan provide distribution for the Company’s products, predominantly from U.S. Operations and some product assembly.

The Company recognizes revenue for product sales when title is transferred, ordinarily when product is shipped, and when management is reasonably assured of collectibility. Corporate expenses represent a sub-category of selling, general and administrative expense. Intersegment eliminations are primarily the result of intercompany sales from U.S. Operations to International Operations. End markets for the Company’s products include the transportation and industrial markets, which includes the material handling, stationary and portable power generation industries. As of December 31, 2004, the Company no longer consolidates its operations in Mexico and India as part of International Operations. The Company’s ownership interests beginning in the first quarter of 2005 for Mexico and India were 50%; consequently, the Company uses the equity method of accounting for recognizing the results of these operations (see Note 11). The Company continues to consolidate IMPCO Mexicano but the Company’s operating interests in Mexico are limited to its 50% interest in IMPCO-BRC Mexicano.

The Company expenses all research and development when incurred. Equipment used in research and development with alternative future uses is capitalized. Research and development expense includes both contract-funded research and development and Company sponsored research and development.

Net revenue and operating income for the Company’s business segments for the three months ended March 31, 2004 and 2005 are as follows (in thousands of dollars):

	Revenues Three Months Ended March 31,		Operating Income/(Loss) Three Months Ended March 31,
	2004	2005	2004	2005
U.S. Operations	$22,793	$20,009	$2,928	$1,857
International Operations	9,452	8,170	1,273	842
Corporate Expenses (1)(2)(3)	—	—	(1,676)	(4,835)
Intersegment Elimination	(3,642)	(3,174)	(94)	(48)

Total	$28,603	$25,005	$2,431	$(2,184)

(1)	Represents corporate expense not allocated to any of the operating segments.

(2)	Includes $75,000 in-process R&D expense for the three months ended March 31, 2005 relating to the acquisition of BRC.

(3)	For the three months ended March 31, 2005, includes $2,152,000 for compensation, lifetime medical benefits and for previously granted stock options for two former executive officers of the Company (see Note 8).

6.	Income Taxes

During the first quarter of 2005, the Company recognized approximately $0.3 million for income tax provision for its foreign operations representing a 44% effective tax rate. There was no income tax provision recorded on the Company’s financial statements for BRC due to the consolidation of BRC occurring on March 31, 2005, and not being consolidated in the consolidated statement of operations for the quarter. For the domestic entity, the Company recorded a tax benefit of approximately $0.4 million based on $2.9 million in losses for the quarter and a related increase in net deferred tax assets of $0.4 million attributable to net operating loss carryforwards. After considering the likelihood of recoverability of the additional deferred tax assets, the Company recognized an increase in the valuation allowance for deferred taxes by the same amount. Consequently, there was nil recorded in the tax provision for the domestic entity during the first quarter of 2005. Management will continue to monitor the future recoverability of the $8.2 million that is recognized on the balance sheet as of March 31, 2005.

Pursuant to Internal Revenue Code Sec. 382 and 383, certain changes in the ownership structure (common stock issuances in the case of IMPCO) may partially or fully limit future use of net operating losses and tax credits available to offset future taxable income and future tax liabilities, respectively. At March 31, 2005, the Company evaluated the impact of Sec. 382 and 383 and determined that there was no impact on the current availability of net operating losses.

For the three months ended March 31, 2005, undistributed earnings of the Company’s foreign operations were approximately $0.3 million. Undistributed earnings are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes has been provided thereon. Upon distribution of earnings in the form of dividends or otherwise, the Company would be subject to both United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

IMPCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Business Acquisition

On October 3, 2002, the Company entered into an option agreement with the equity holders of BRC under which the Company was granted an option to acquire a 50% ownership interest in BRC of Italy for approximately $23.8 million, which included $13.8 million cash and the issuance of approximately 2.3 million shares of Company common stock (which the parties acknowledged and agreed were valued at $10.0 million). The Company announced on October 25, 2004 that it intended to acquire the remaining 50% of BRC using approximately $10.0 million from the proceeds of a public offering of the Company’s equity and the issuance of approximately 5.1 million shares of the Company’s common stock. The actual purchase price was determined to be $39.3 million for accounting purposes based on the weighted average price of the Company’s common stock of $5.74 per share by referring to the daily closing price of the Company’s common stock during the three days prior to and following the announcement date of October 22, 2004. Additionally, as of March 31, 2005, the Company had incurred other direct acquisition costs of approximately $1.0 million and approximately $1.1 million for the initial and final 50% acquisitions of BRC, respectively. Collectively, the Company paid approximately $67.5 million for BRC consisting of approximately $39.3 million in common stock, approximately $23.8 million in cash, approximately $2.0 million in other directly related costs and approximately $2.4 million in the Company’s share in the earnings of BRC from July 2003 to March 31, 2005.

The Company has performed an initial and preliminary purchase price allocation in accordance with the purchase method of accounting for business combinations. The purchase method of accounting allocates the amount paid for an acquisition over the fair value of the assets and liabilities acquired and measures the excess of the purchase price over the fair value as goodwill. Goodwill is evaluated at least annually for impairment, or more frequently, if the acquirer believes that the goodwill has been impaired due to changing facts and circumstances. Other intangible assets that are separable from goodwill and definite-lived are subject to amortization over their remaining useful lives, and in the case of indefinite-lived intangible assets, they are subject to on-going evaluation for impairment. That portion of the purchase price that represents the fair value of in-process research and development (“IPR&D”) on the date of the acquisition is recognized as acquired in-process technology on the condensed consolidated statement of operations in the same period as the acquisition. The Company performed an initial and preliminary purchase price allocation as set forth in the following table (in thousands of dollars):

Amount
($000’s)
Investment in BRC:
Common stock	$39,264
Contractual cash payments	23,818
Share in earnings of BRC	2,383
Other direct costs	2,039

$67,504
Value Assigned to Assets and Liabilities:
Current assets	48,883
Property plant and equipment	5,350
Acquired in-process technology	75
Related party receivables	24,601
Other assets	593
Current liabilities	(36,213)
Long-term liabilities	(13,784)

Assets and liabilities	$29,505

Excess of purchase price over fair value of net assets acquired (goodwill)	$37,999

The Company’s estimated preliminary assessment is that the tangible current assets and liabilities of BRC were being carried at March 31, 2005 at fair value. A more detailed assessment will be performed during the second quarter of 2005.

The Company has performed a preliminary allocation of the purchase price and determined that approximately $75,000 represents the minimum amount within a range of values between $75,000 and $170,000 for IPR&D costs, and, accordingly, has recognized this expense on the condensed consolidated statement of operations for the three months ended March 31, 2005. This allocation was determined by using the income approach, which utilizes a discounted cash flow approach to estimate the present value of future cash flows that are expected to result from R&D projects that were in-process, or incomplete, as of the acquisition date of March 31, 2005. One project was determined to have met the criteria for classification as IPR&D including (1) the existence of remaining technological risk (2) there was no alternative uses for this project or its underlying assets and (3) the project had met the substantive and verifiability qualities that characterize an IPR&D project. The Company used a risk adjusted discount rate of 18% to discount future cash flows reflecting that most of the project was nearing completion and that revenue estimates associated with these projects were already conservatively discounted. Other research and development projects were excluded from this classification on the basis that they represented either sustaining engineering projects or that they no longer had any significant technological risk associated with them. The Company will refine its estimate of IPR&D along with other intangible assets during the balance of 2005 prior to finalizing the purchase price allocation of the BRC acquisition.

IMPCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company completed the purchase of the remaining 50% of BRC on March 31, 2005 and consolidated the March 31, 2005 balance sheet of BRC with the consolidated financial statements of IMPCO. The consolidated statements of operations and cash flows for the three months ended March 31, 2005 do not consolidate the results of BRC for the same period; these statements utilize the equity method of consolidation for purposes of reflecting the Company’s 50% share in the earnings of BRC. The following table sets forth pro forma consolidated statement of operations for the three months ended March 31, 2005 under the assumption that the acquisition had occurred on January 1, 2005 instead of March 31, 2005 (in thousands of dollars, except for per share data):

	Three Months Ended March 31, 2005	Ref
Pro Forma Statement of Operations:
Revenue	$44,224
Costs and expenses:
Cost of revenue	31,795
Research and development expense	1,841
Selling, general and administrative expense	10,046	(a)
Acquired in-process technology	75	(b)

Total costs and expenses	43,757
Operating income	467
Other income	(1,142)	(c)
Interest expense, net	194

Income from before income taxes and equity share in losses of unconsolidated affiliates	1,415
Equity share in losses of unconsolidated affiliates	(17)
Income tax expense	2,046

Loss before minority interests	(614)
Minority interest in income of consolidated subsidiaries	225

Net loss	$(839)

Net loss per share:
Basic net loss	$(0.03)

Number of shares used in per share calculation:
Basic	28,568	(d)

Notes to the pro forma statement of operations:

(a)	Includes approximately $2.2 million in compensation, benefits and stock option related expenses resulting from reduced responsibilities for two former executive officers of the Company who are currently employed by the Company as Consultants (see Note 8).

(b)	In-process research and development expense of approximately $0.1 million is related to the purchase price allocation under the purchase method of accounting for business combinations. This amount is subject to further revisions as the purchase price allocation is completed.

(c)	Includes a $1.2 million unrealized gain on foreign exchange in connection with the MTM loan (see Note 2 (a) and paragraph 7 under Note 2). Absent a hedging strategy to offset the risks in foreign exchange fluctuations, this amount can generate significant future unrealized gains and losses attributable to foreign exchange movements.

(d)	Assumes that the 4.6 million shares issued in connection with the equity offering that was completed in February 2005 were issued on January 1, 2005. Also assumes that the 5.1 million shares that were issued to the sellers of BRC on March 31, 2005 were issued on January 1, 2005.

Management Transition

On January 1, 2005, Mariano Costamagna, the Managing Director of BRC, became the CEO and President of IMPCO, and on the same day, Robert Stemmler resigned as CEO of IMPCO. On April 7, 2005, Nickolai A. Gerde resigned as IMPCO’s VP Finance, CFO and Treasurer. On April 8, 2005, Richard T. Fogarty, IMPCO’s Corporate Controller, was appointed interim CFO.

IMPCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Stockholders’ Equity

In February 2005, the Company completed a public offering in which the Company sold 4.6 million shares of common stock to investors and realized net proceeds of approximately $24.1 million based on a selling price of $5.75 including issuance costs of approximately $0.7 million. As a precondition to the remaining 50% acquisition of BRC that was completed on March 31, 2005, the Company used approximately $10.0 million of the proceeds as payment to the sellers of BRC. The remaining cash proceeds from the equity offering will be used primarily for working capital purposes.

On March 10, 2005 the shareholders approved the BRC acquisition (see Note 7) and the issuance of 5,098,284 shares of common stock in accordance with the October 22, 2004 Equity Purchase Agreement between the Company and the equity holders of BRC. On March 31, 2005, the Company completed the acquisition of BRC by issuing the same number of shares of the Company stock at a weighted average stock price of $5.74 and valued at approximately $29.3 million based on the price of the Company’s stock for three trading days prior to and following October 22, 2004.

During the first quarter of 2005, 103,700 shares of common stock were issued from the exercise of stock options at an average price of $3.72 with proceeds to the Company of approximately $0.4 million.

During the first quarter of 2005, the Company determined that the anticipated responsibilities and duties of a currently and continuously employed consultant and the former chief executive officer of the Company would not be significant or sufficient enough to justify the continued recognition of the employee’s compensation costs over the remaining two year term of the employee’s current employment and consulting agreement. The Company determined a new measurement date in connection with approximately 1.1 million of stock options currently held by the former executive with the purpose of recognizing compensation expense for accounting purposes in the first quarter of 2005. The Company also determined that a new measurement date of January 5, 2005 is appropriate for stock options previously granted to a former vice president and chief operating officer of the Company whose current duties and responsibilities as an executive advisor are not significant or sufficient enough to justify the scheduled vesting of his remaining stock options of approximately 100,000 options over the remaining term of his employment agreement, which expires on March 6, 2006. The Company recognized compensation expense of approximately $0.4 million in the first quarter of 2005 for this purpose. Consequently, the Company recognized during the first quarter of 2005 a total cost of approximately $2.2 million; or $0.3 million, $0.1 million and $1.8 million related to compensation expense, Company-paid lifetime medical benefits for the former CEO and spouse and compensation expense related to stock options outstanding, respectively. The determination of the cost related to the outstanding stock options held by the former CEO was determined using the intrinsic value method, in accordance with Opinion 25, Accounting for Stock Issued to Employees, as amended, and the closing stock price of the Company’s stock as of March 11, 2005 of $6.20 per share. The Company applied the intrinsic value method to the stock options held by the former vice president and chief operating officer based on the closing price of $7.19 on January 5, 2005.

9.	Warranty

Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience. Changes in the Company’s product warranty liability during the three months ended March 31, 2004 and 2005 are as follows (in thousands of dollars):

	March 31,
Warranty reserve for the period ended:	2004	2005
Balance at beginning of period	$674	$1,376
New warranties issued	(25)	91
Warranties settled	(58)	(135)
Warranties reserved for BRC	—	387

Balance at end of period	$591	$1,719

IMPCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Related Party Transactions

The following table sets forth amounts (in thousands of dollars) that are included within the captions noted on the balance sheets at December 31, 2004 and March 31, 2005 representing related party transactions within the Company.

	December 31, 2004	March 31, 2005
Accounts Receivables:
IMPCO-BRC Mexicano (a)	$1,986	$1,979
MTE S.r.l. (d)	—	1
Jehin Engineering Company Ltd (f)	—	156
Minda IMPCO Limited (b)	753	756

	$2,739	$2,892
Other Assets
IMPCO-BRC Mexicano (a)	$848	$852
WMTM Equipamento de Gases Ltd	—	3,455

	$848	$4,307
Accounts Payable
MTM, S.r.l (c)	$199	$—
MTE S.r.l. (d)	—	1,413
Europlast S.r.l. (e)	—	992
TCN S.r.l. (e)	—	780
IMPCO-BRC Mexicano (a)	—	188

	$199	$3,373
Current Portion of long-term debt
MTM, S.r.l (c)	$2,600	$—

Term Loans
MTM, S.r.l (c)	$19,400	$—

(a)	IMPCO-BRC Mexicano is 50% owned by IMPCO and was established in December 2004.

(b)	Minda IMPCO Limited is 50% owned by IMPCO and was established in December 2004 as a result of a recombination of previous ownership interests with joint venture partner Minda Industries of India.

(c)	MTM, S.r.l. is a wholly owned subsidiary of BRC S.r.l, which was 50% owned by IMPCO at December 31, 2004. Remaining 50% acquired on March 31, 2005, and, accordingly, intercompany balances are eliminated upon consolidation.

(d)	MTE, S.r.l. is 50% owned by MTM, S.r.l.

(e)	The Chief Executive Officer of IMPCO serves on the board of directors.

(f)	Jehin Engineering, Ltd. is 13.6% owned by BRC; BRC has significant control and uses the equity method to consolidate.

Loans to Executive Officers

In December 2000, the Company loaned an officer of the Company $100,000. The loan initially bore interest at a rate of 5% per annum and, since June 30, 2001, bears interest at a rate of 9% per annum. The loan became due and payable in full on July 31, 2002. As of March 31, 2004 the loan was repaid in full.

In September 2001, the Company loaned this officer $175,000. The loan bears interest at a rate of 9% per annum and became due and payable on July 31, 2002. The amount outstanding at March 31, 2005 was approximately $68,479.

In 2002, 2003 and 2004, BRC leased buildings from IMCOS2 S.r.l., a company owned 100% by Messrs. Costamagna, for the amounts of €122,000, €450,000 and €450,000 respectively.

IMPCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Equity Investments

The following table sets forth the Company’s share in the (earnings) losses or other expenses in unconsolidated affiliates for the three month periods ended March 31, 2004 and 2005 (in thousands of dollars):

	March 31,
	2004	2005
Share in BRC earnings, net of eliminations of a $155 gain on intercompany transactions	$(190)	$(1,146)
Share in Minda earnings	54	43
Share in IMPCO-BRC Mexicano earnings	—	82
IMPCO Egypt expenses	—	21
Amortization of BRC fixed assets step-up	90	90
Other BRC related expenses	86	—

Total	$40	$(910)

On December 31, 2004, the Company completed the reorganization of its interests in India such that the Company’s interests in India were limited to 50%. On December 31, 2004, the Company established through its wholly-owned subsidiary in Mexico, IMPCO Mexicano, a 50% ownership in a joint venture, IMPCO-BRC Mexicano, which will be the primary operating entity in Mexico. During 2004, the primary operating entity in Mexico was IMPCO Mexicano and was fully consolidated into the consolidated results of the Company.

On March 31, 2005, the Company completed the acquisition of the remaining 50% of BRC and will fully consolidate BRC’s financial statements into IMPCO’s consolidated financial statements beginning with the second quarter of 2005. At March 31, 2005, only the balance sheet of BRC is fully consolidated with IMPCO’s consolidated balance sheet.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Quarterly Report on Form 10-Q, particularly including Management’s Discussion and Analysis of Financial Condition and Results of Operations that follows, contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and assumptions. We use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of these words and similar expressions in part to help identify forward-looking statements. These statements are not guarantees of future performance or promises of specific courses of action and instead are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in the section below entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of the filing of this Quarterly Report on Form 10-Q.

In this report, references to the “Company” and to first-person pronouns, such as “we”, “our” and “us”, refer to IMPCO Technologies, Inc. and its consolidated subsidiaries, unless the context otherwise requires. Because the acquisition of B.R.C. Societá a Responsabilitá Limitata (“BRC”) was completed on March 31, 2005, BRC is treated as a consolidated subsidiary for purposes of the discussion of balance sheet items as of March 31, 2005, but not for purposes of the discussion of the statements of operations or cash flows for the first quarter of 2005.

Overview

We design, manufacture and supply components, complete certified engine systems and fuel systems that include fuel metering, electronic control and fuel storage products that enable internal combustion engines to run on clean burning alternative fuels such as propane and natural gas instead of gasoline. Based on over 46 years of technology development and expertise in producing cost-effective, safe and durable fuel technology systems for engines, we believe that we are positioned to provide enabling products and technologies in the rapidly expanding alternative fuel industry.

We classify our business into two business segments: U.S. Operations and International Operations. Our U.S. Operations sells products, including complete certified engines, parts and conversion systems, for applications in the transportation, material handling, stationary and portable power generator and general industrial markets. Our International Operations in Australia, Europe and Japan provide distribution for our products, predominantly from U.S. Operations and some product assembly on engines.

We recognize revenue for product sales when title is transferred, ordinarily when products are shipped, and when management is reasonably assured of collectibility. Corporate expenses represent a sub-category of selling, general and administrative expense. Intersegment eliminations are primarily the result of intercompany sales from U.S. Operations to International Operations. End markets for our products include the transportation and industrial markets, which includes the material handling, stationary and portable power generator and general industrial markets.

Net revenue for the three months ended March 31, 2005 declined by approximately $3.6 million to $25.0 million from $28.6 million for the same period of 2004. Net loss for the quarter ended March 31, 2005 was $2.2 million, or $0.10 per share, as compared to income of $0.5 million, or $0.03 per share, in the first quarter of 2004. We attribute the decrease in revenue to changes in our corporate structure in our Mexican and Indian operations that are no longer fully consolidated with our financial results, but are accounted for according to the equity method of accounting. The net loss for the first quarter of 2005 was primarily due to lower revenues, the recognition of acquired in-process technology and increased expenses, including higher fees for the 2004 audit audit fees related to Sarbanes-Oxley and the recognition of costs for compensation of $0.3 million, medical benefits of $0.1 million and compensation expense of $1.8 million related to previously granted, unexercised stock options for the former chief executive officer and a former vice-president and chief operating officer. We also recognized as part of our share in the income of BRC approximately $0.6 million related to an unrealized gain on foreign exchange.

Recent Developments

Business Acquisition. On March 31, 2005, we completed the acquisition of BRC by issuing 5,098,284 shares of common stock at a value of $5.74 per share based on the weighted average closing prices for the three days prior to and following October 21, 2004, and $10.0 million in cash to the sellers of BRC in exchange for the remaining 50% of BRC. We had acquired the initial 50% of BRC in July 2003 for approximately $23.8 million. Beginning in the second quarter of 2005, we will be fully consolidating the results of BRC into our results. For the period ended March 31, 2005, we consolidated the balance sheet of BRC into our results but did not consolidate the statements of operations or cash flows for the first quarter of 2005. The following table sets forth on a pro forma and unaudited basis the results for the first quarter of 2005 as if the transaction had occurred on January 1, 2005 (in thousands of dollars, except for per share data):

	Three Months Ended March 31, 2005	Ref
Pro Forma Statement of Operations:
Revenue	$44,224
Costs and expenses:
Cost of revenue	31,795
Research and development expense	1,841
Selling, general and administrative expense	10,046	(a	)
Acquired in-process technology	75	(b	)

Total costs and expenses	43,757
Operating income	467
Other income	(1,142)	(c	)
Interest expense, net	194

Income from before income taxes and equity share in losses of unconsolidated affiliates	1,415
Equity share in losses of unconsolidated affiliates	(17)
Income tax expense	2,046

Loss before minority interests	(614)
Minority interest in income of consolidated subsidiaries	225

Net loss	$(839)

Net loss per share:
Basic net loss	$(0.03)

Number of shares used in per share calculation:
Basic	28,568	(d	)

Notes to the pro forma statement of operations:

(a)	Includes approximately $2.2 million in compensation, benefits and stock option related expenses resulting from reduced responsibilities for a former executive and a former chief operating officer of the Company who are currently employed by the Company as consultants (see Note 8 to the condensed consolidated financial statements).

(b)	In-process research and development expense of approximately $0.1 million is related to the purchase price allocation under the purchase method of accounting for business combinations. This amount is subject to further revisions as the purchase price allocation is completed.

(c)	Includes a $1.2 million unrealized gain on foreign exchange in connection with the MTM loan (see Note 2 (a) and paragraph 7 under Note 2 in the notes to the condensed consolidated financial statements). Absent a hedging strategy to offset the risks in foreign exchange fluctuations, this amount can generate significant future unrealized gains and losses attributable to foreign exchange movements.

(d)	Assumes that the 4.6 million shares issued in connection with the equity offering that was completed in February 2005 were issued on January 1, 2005. Also assumes that the 5.1 million shares that were issued to the sellers of BRC on March 31, 2005 were issued on January 1, 2005.

On December 23, 2004 we entered a loan agreement with MTM, a wholly owned subsidiary of BRC, pursuant to which we borrowed $22.0 million. The loan proceeds were used to retire all debts and related obligations we had incurred pursuant to a Securities Purchase Agreement dated July 18, 2003 with Bison. The MTM loan carries an interest rate equal to 3-month EURIBOR plus 1.5% per annum, which totaled approximately 3.7% as of December 31, 2004 and March 31, 2005. The MTM loan matures on December 31, 2009 and will be repaid in quarterly installments beginning April 1, 2005, each payment in the amount of not less than $650,000 in the first two years, $800,000 in the third year, $1,000,000 in the fourth year and $1,150,000 in the final year, with a $5,000,000 “balloon payment” of the remaining unpaid principal and interest due on December 31, 2009. This loan may be accelerated in the event that any payment is not made within 15 days of the date when due, if the employment of Mariano Costamagna is terminated for any reason (with certain exceptions for termination upon Mr. Costamagna’s death), if we materially breach his employment agreement or upon written notice of any other default under the agreement. Using proceeds from the MTM loan, we repaid the Bison loan on December 30, 2004 in the amount of $20.0 million plus a prepayment penalty of $1.0 million and accrued interest of $1.0 million. The MTM loan agreement contains restrictive covenants limiting our ability to: (a) incur additional indebtedness other than unsecured trade credit, capital leases and additional indebtedness pursuant to the senior credit facility with LaSalle; (b) merge, consolidate or sell our assets; (c) purchase, retire or redeem our capital stock; and (d) make capital expenditures in excess of $2.5 million in any fiscal year.

We believe that the BRC acquisition and the retirement of the Bison debt and its replacement with the MTM loan will be highly beneficial to us in a number of ways, including increasing our product development, sales and marketing, and manufacturing capabilities, and because of the savings we expect to realize in interest expense. Such savings in interest expense are expected to be approximately $2.9 million per year on a consolidated basis when comparing the reduction in principal amount and interest rate from $20.0 million at 18.75% under the Bison debt to $22.0 million at 3-month EURIBOR plus 1.5% per annum under the MTM loan agreement. Following the first quarter of 2005, we will be eliminating upon consolidation the intercompany interest income and expense related to the $22.0 million MTM loan.

Public Offering On February 4, 2005, we sold 4,000,000 shares of our common stock as part of a public offering to investors and realized net proceeds of approximately $20.9 million inclusive of approximately $0.7 million of issuance expenses. On February 11, 2005, the underwriters exercised their over-allotment option and we sold an additional 600,000 shares from which we received additional net proceeds of approximately $3.2 million. Approximately $10.0 million of the proceeds from the public offering were placed in an escrow account for use as partial consideration in the acquisition of the remaining 50% ownership of BRC.

Management Transition

Effective January 1, 2005, Mariano Costamagna, the principal executive officer of BRC became our new Chief Executive Officer, and on the same date, Mr. Robert Stemmler, resigned as our Chief Executive Officer. Although the Company did initially report in a Form 8-K filed on March 18, 2005 that his consulting agreement had been terminated, the parties instead agreed to revise certain terms and Mr. Stemmler will remain a full time employee consultant through the original term of March 31, 2007; however, as described above under “Overview”, his anticipated responsibilities and duties are such that it was determined that certain costs were more properly recognized during the first quarter of 2005, rather than over the remaining term of his revised agreement. On April 6, 2005, Mr. Stemmler resigned from the board of directors, effective May 3, 2005.

On April 7, 2005, Nickolai A. Gerde resigned as IMPCO’s Vice President Finance, Chief Financial Officer and Treasurer. On April 8, 2005, Richard T. Fogarty, our Corporate Controller, was appointed interim Chief Financial Officer.

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

We use the asset and liability method to account for income taxes. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We recorded a net deferred tax asset, which we believe is more likely than not to be realized. While we consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would not be able to realize all or part of our net deferred tax asset in the future, an additional valuation allowance would be recognized and charged to income in the period such a determination was made.

Results of Operations

Revenues and operating income for our business for the three months ended March 31, 2004 and 2005 are as follows (in thousands of dollars):

	Revenues Three Months Ended March 31,		Operating Income/(Loss) Three Months Ended March 31,
	2004	2005	2004	2005
U.S. Operations	$22,793	$20,009	$2,928	$1,857
International Operations	9,452	8,170	1,273	842
Corporate Expenses (1)(2)(3)	—	—	(1,676)	(4,835)
Intersegment Elimination	(3,642)	(3,174)	(94)	(48)

Total	$28,603	$25,005	$2,431	$(2,184)

(1)	Represents corporate expense not allocated to any of the operating segments.

(2)	Includes $75,000 in-process R&D expense for the three months ended March 31, 2005

(3)	For the three months ended March 31, 2005, includes $2,152,000 for compensation, lifetime medical benefits and for previously granted stock options for former executive officers (see Note 8 to the condensed consolidated financial statements).

Revenue declined approximately $3.6 million, or 12.6%, to $25.0 million in the first quarter of 2005 from $28.6 million in the first quarter of 2004. The first quarter 2005 decrease was due to a $2.2 million decrease in net sales of our products to the transportation market and a $2.1 million decline in net sales of our products to the industrial market. The $2.2 million decline in revenue in the transportation market was attributed primarily to the restructuring of our operations in Mexico and India, where we no longer consolidate the revenues earned in these foreign operations directly. Our interests in these operations are limited to 50%; therefore, we utilize the equity method of accounting in which we share in the earnings of these operations (see Note 11 to the condensed consolidated financial statements). The $2.1 million decline in revenue in the industrial market was due primarily to a softening in the power generation market, a leveling-off of shipments to mobile industrial OEM’s and the completion of an OEM program.

Operating income decreased during the first quarter of 2005 by approximately $4.6 million, or 189.8%, from a $2.4 million profit in the first quarter of 2004 to $2.2 million loss in the first quarter of 2005. The decline in operating income included the recognition of $2.2 million in costs for compensation, medical benefits and previously-granted stock options for a currently employed, former chief executive officer and a currently employed former vice president and chief operating officer; recognition of in-process research and development expense of approximately $0.1 million in connection with the BRC acquisition and the related allocation of the purchase price; reduced gross profit of $1.0 million attributable primarily to the revenue decline of $3.6 million; an increase in audit expenses in connection with the filing of the 2004 Form 10-K of $0.5 million, and higher operating expenses in the U.S. Operations and International Operations of $0.4 million and $0.3 million, respectively. The in-process R&D cost is preliminary and we have not finalized the purchase price allocation and further adjustments to this amount are possible during the second quarter of 2005.

U.S. Operations Division. For the three months ended March 31, 2005, revenue declined by approximately $2.8 million, or 12.2% as compared to the same period in the prior year. The decline in sales during the first quarter of 2005 was due primarily to a $1.8 million decrease in the industrial market and a $1.0 million decrease in the transportation market. The decrease in revenues to the industrial market is directly related to a softening in the power generation market, a leveling-off of shipments to mobile industrial OEM’s and the completion of an OEM program. We do not anticipate that revenues in the industrial market for 2005 will achieve the same levels that occurred in fiscal 2004.

Gross profit for the three months ended March 31, 2005 was $0.7 million lower than the same period in fiscal year 2004. The decrease in gross profit is attributable primarily to reduced revenues of $2.8 million in the amount of $0.6 million and an unfavorable shift of product mix in the amount of $0.1 million.

For the three months ended March 31, 2005, operating income decreased by more than $1.1 million, or 36.6%, as compared to the same period in the prior fiscal year. The decrease was mainly due to $0.7 million reduction in gross profit and an increase of $0.4 million increase in operating expenses attributed primarily to higher development and testing costs related to future product releases.

International Operations. For the three months ended March 31, 2005, revenue decreased by approximately $1.3 million, or 13.6%, as compared to the same period in the prior year. The decrease in sales during the first quarter of 2004 was caused primarily by a $1.2 million decrease in revenues to the transportation market, primarily in Mexico where we established a joint venture in December 2004 to distribute our products. Revenue performance in the industrial market declined by $0.1 million, or 2.6%

Gross profit for the three months ended March 31, 2005 declined by approximately $0.1 million, as compared to the same period in fiscal year 2004. For the three-month period, the gross margin impact of the decline in revenue of $1.3 million was partially offset by an improvement in gross margin percentage.

For the three months ended March 31, 2005, operating income decreased by approximately $0.4 million, or 33.9%, as compared to the same period in the prior fiscal year. The decrease for the three-month period was mainly due to the decrease in gross profit of $0.1 million and by $0.3 million in higher operating expenses. Higher operating expense can be partially attributed to higher audit costs and fees related to compliance with Sarbanes-Oxley in our foreign subsidiaries.

Corporate Expenses. Corporate expenses consist of general and administrative expenses at the corporate level to support our operating segments in areas such as executive management, finance, human resources, management information systems, legal services and investor relations. Corporate expenses for the three months ended March 31, 2005 were $4.8 million or $3.1 million higher than the same period of fiscal year 2004. Higher operating expenses of approximately $0.7 million were required to file the Form 10-K and comply with Sarbanes-Oxley, the recognition of the in-process R&D costs of $0.1 million, and outside consulting and professional fees also partly related to Sarbanes-Oxley compliance. We recognized approximately $2.2 million in cost based on our determination that the future duties and responsibilities of two former executive officers of the Company would not be significant or sufficient enough to justify the continued recognition of compensation expense over the remaining terms of their employment and consulting agreements. Consequently, we recognized the expense in the first quarter of 2005 consisting of compensation costs of $0.3 million, paid lifetime medical benefits for the former CEO and spouse costing approximately $0.1 million and approximately $1.8 million in compensation expense related to 1.3 million stock options granted in prior fiscal years to the former officers and outstanding at March 31, 2005.

Interest Expense. Net interest expense for the three months ended March 31, 2005 was approximately $0.3 million compared to net interest expense of approximately $1.2 million for the corresponding period of 2004, or a decrease of $0.9 million, or 75.0%. This decrease is attributed to the prepayment of the $20.0 million Bison loan in December 2004 from the proceeds of the $22.0 million MTM loan, which we concluded with MTM, a wholly owned subsidiary of BRC. The interest rate on the MTM loan at March 31, 2005 was 3.7% as compared to 18.75% with the Bison loan. We also incurred non-cash interest expenses in the first quarter of 2004 in the amount of approximately $0.5 million due to amortization of approximately $7.5 million in debt issuance costs attributed to the Bison loan. Following the March 31, 2005 acquisition of BRC, the interest costs incurred with respect to the MTM loan will be eliminated upon consolidation of the financial statements of BRC. In December 2004, BRC concluded a loan agreement in the amount of €10.0 million, in which BRC will be required to pay €0.5 million in principal payments and interest based on the 3-month EURIBOR rate plus 1% per annum, which was approximately 3.2% at March 31, 2005.

Income in Unconsolidated Affiliates Since July 2003, we have been consolidating BRC using the equity method where we recognize 50% of the earnings of BRC into our financial statements. During the first quarter of 2005, we continued this accounting treatment and we completed the 100% acquisition of BRC on March 31, 2005. For periods following March 31, 2005, we will fully consolidate the results of BRC and eliminate all intercompany transactions. During the first quarter of 2005, we recognized income of approximately $1.1 million, net of an elimination of an intercompany gain of $155,000, based on $2.6 million of income reported by BRC. In addition to our share in the earnings of BRC, we recognized our share in the losses of our 50% owned joint ventures in Mexico and India and we continued to record an amortization expense of approximately $0.1 million of the step-up in the fair value of the fixed assets of BRC in connection with the initial 50% ownership position we acquired in 2003. In total, we recognized $0.9 million in income as income in unconsolidated affiliates as compared to $40,000 loss for the same period in 2004. Our share in the income of BRC for the first quarter of 2004 was approximately $0.2 million.

During the first quarter of 2005, BRC recognized approximately $1.2 million as unrealized gain in foreign currency transactions. We recognized 50% of the amount, or $0.6 million, in our first quarter results. Due to the fluctuations in the euro-to-dollar exchange rate, there is no guarantee that the gain will not be reversed in a future period or that our earnings and earnings per share will not be adversely affected by foreign currency risks in general.

Provision For Income Taxes Income tax expense for the first quarter of 2005 was approximately $0.3 million for the international entities based on an effective tax rate of 44%. The domestic entity did not recognize a net tax expense during the first quarter of 2005 because the $0.1 million in-process R&D expense is not expected to impact the recoverability of the net deferred taxes of approximately $8.2 million that is presently carried on the balance sheet. We will continue to evaluate the recoverability of the deferred tax assets at each quarter throughout the remainder of 2005.

Liquidity and Capital Resources

Our ongoing operations are funded by cash generated from operations, debt financings and sales of our equity securities. In addition, these sources of cash provide for capital expenditures and research and development, as well as to invest in and operate our existing operations and prospective new lines of business.

At March 31, 2005, our cash and cash equivalents totaled approximately $18.6 million, compared to cash and cash equivalents of approximately $8.4 million at December 31, 2004. At March 31, 2005, we consolidated the balance sheet of BRC, which had approximately $1.6 million in cash.

We currently are party to two significant credit agreements:

•	an asset-based lending facility with LaSalle dated July 22, 2003, and amended as of March 12, 2004, June 30, 2004 and March 29, 2005. This revolving credit facility carries an interest rate per annum equal to prime plus 1.0%, which amounted to 6.25% per annum at December 31, 2004 and 6.75% at March 31, 2005, and has a borrowing limit equal to 85% of our eligible accounts receivable plus the lesser of $4,500,000 or 60% of our eligible inventory as measured from time to time, subject to reasonable reserves established by LaSalle in its discretion, and as of March 29, 2005 carries a maximum borrowing limit of $9.0 million. This lender has a senior security interest in substantially all of our assets located in the United States. At March 31, 2005 our outstanding balance under this loan agreement was $3.8 million, as compared to $7.7 million at December 31, 2004, and our maximum available borrowing amount based on eligible accounts receivable and eligible inventory as of March 31, 2005 was $7.4 million, which left actual available borrowing capacity of approximately $3.6 million as of that date. In accordance with the Third Amendment to the Loan and Security Agreement, dated March 29, 2005, the credit facility was extended by one year and matures on July 18, 2007. Additionally, we negotiated and agreed with LaSalle to amend the loan covenants in effect in the original agreement, as amended, and to replace certain covenants that we achieve certain minimum levels of consolidated and domestic earnings before interest and taxes adjusted for depreciation and amortization (“EBITDA”) on a quarterly basis, the quarterly consolidated and domestic fixed charge coverage ratio covenant and the quarterly consolidated and domestic leverage ratio covenant and incorporate a new covenant that we maintain a minimum defined quarterly level of pre-tax income (income before taxes) for both domestic and consolidated basis. We also negotiated revised covenants for domestic and consolidated tangible net worth at December 31, 2004. Although we were out of compliance with the EBITDA, fixed change ratio and leverage ratios at December 31, 2004, the third amendment to the LaSalle Agreement reserved or set aside these covenants resulting in current compliance with loan covenants. At March 31, 2005, we were not in compliance with the domestic and consolidated pre-tax income covenants as established within the Third Amendment to the Loan and Security Agreement, dated March 29, 2005. We have obtained the necessary waivers from LaSalle and we are expecting to renegotiate the covenant agreements based on the future performance of the consolidated results of IMPCO and BRC.

•	a loan agreement with MTM pursuant to which we borrowed approximately $22.0 million from MTM on December 23, 2004. The proceeds of the loan were used to retire approximately $22.0 million of our indebtedness under the Bison senior subordinated secured note, an amount that included a prepayment premium and accrued but unpaid interest, which carried an annual interest rate of 18.75% as of December 31, 2004. The MTM loan carries a rate equal to 1.5% above 3-month EURIBOR per annum, which was at 3.7% as of March 31, 2005, provided that the rate will increase to 3.5% above 3-month EURIBOR after and during the continuance of a default under the loan agreement and to 6.5% above 3-month EURIBOR on any unpaid portion of the loan outstanding 30 days after the maturity date of December 31, 2009. The loan will be repaid in quarterly installments beginning on April 1, 2005, each in the amount of not less than $650,000 in the first two years, $800,000 in the third year, $1,000,000 in the fourth year and $1,150,000 in the final year, with any remaining unpaid principal and interest to be repaid upon maturity. The loan agreement provides for automatic acceleration of the MTM loan in case of a default due to nonpayment for more than 15 days after the date due or due to the termination of Mariano Costamagna as our Chief Executive Officer or a material breach of his employment agreement. The loan agreement also provides for acceleration of the loan upon notice from MTM in case of any other default under the agreement. The loan agreement contains restrictive covenants limiting our ability to: terminate Mariano Costamagna as our Chief Executive Officer, with certain exceptions for termination upon Mr. Costamagna’s death, incur additional debt obligations (other than unsecured trade credit, capital leases and additional debt obligations pursuant to the senior credit facility with LaSalle); merge, consolidate or sell our assets; purchase, retire or redeem our capital stock; and make capital expenditures in excess of $2.5 million in any fiscal year. At March 31, 2005, the amount owed under this loan agreement was approximately $21.4 million and we were compliant with the covenants therein and other related terms and conditions.

As a result of the consolidation of BRC’s balance sheet into IMPCO’s balance sheet, the following loans, which were not presented in our balance sheet at December 31, 2004, are included in our balance sheet at March 31, 2005, and the MTM loan has been eliminated for purposes of the balance sheet presentation:

•	On December 2, 2004, MTM entered into a five-year unsecured term loan agreement with Unicredit Banca Medio Credito S.p.A. (“Unicredit”) of Italy in which MTM received €10.0 million ($12.9 million at March 31, 2005). The proceeds for the loan were used for working capital purposes and contributed towards the $22.0 million lent to IMPCO on December 23, 2004. The payment terms are such that MTM will pay €0.5 million on a quarterly basis throughout the term of the loan and interest based on the 3-month EURIBOR rate plus 1% per annum, which was 3.2% at December 31, 2004 and at March 31, 2005. At March 31, 2005, the amount outstanding was €9.5 million ($12.3 million at March 31, 2005). The loan agreement requires that MTM maintain a debt to equity ratio of less than 0.80 and MTM is required to not remit dividends based on income for the fiscal years 2004 and 2005. At March 31, 2005, the MTM debt to equity ratio was 0.54.

•	In 1998 and 2002, BRC entered into unsecured term loan agreements with the Italian Ministry of Industry for the purpose of funding the acquisition of property, plant and equipment and research and development expenditures. The loans are repayable through annual installments and through 2011 at a subsidized rate of 3.25%. At March 31, 2005, approximately €0.9 million ($1.1 million at March 31, 2005) was owed under these agreements.

•	At March 31, 2005, BRC had an unsecured line of credit amounting to approximately € 1.1 million with no outstanding balance. Additionally, BRC has up to a € 6.1 million line of credit secured by customer account receivable drafts, which has a current availability of €4.1 million. The weighted average interest rate on these short-term borrowings was approximately 3.5% at March 31, 2005. The balance at March 31, 2005 was under the secured line of credit and was €2.0, or approximately $2.6 million. The lines of credit are callable on demand.

In February 2005, we concluded a public offering in which we sold 4.6 million shares of our common stock to investors at a price of $5.75. We realized net proceeds of $24.1 million including issuance costs of approximately $2.3 million. We paid to the sellers of BRC $10.0 million on March 31, 2005 in addition to the issuance of 5,098,284 shares of our common stock valued for accounting purposes at $5.74 per share.

Our ratio of current assets to current liabilities was 1.6:1.0 at March 31, 2005 and 1.5:1.0 at December 31, 2004. At March 31, 2005, our total working capital had increased by $20.0 million to $35.2 million from $15.2 million at December 31, 2004. This increase is due primarily to the consolidation of BRC at March 31, 2005, which included approximately $11.4 million in working capital, approximately $10.0 million in cash remaining from the February 2005 public offering and $2.6 million representing the current portion of the MTM $22.0 million at December 31, 2004 that was eliminated with the consolidation of BRC at March 31, 2005.

Net cash used by operating activities for the three months ended March 31, 2005, excluding the effect of BRC, was $0.4 million, compared to $4.7 million used by operations for the three months ended March 31, 2004. The cash flow used by operating activities for the three months ended March 31, 2005 resulted primarily from a net loss of $2.2 million, adjusted for non-cash charges against income or loss for depreciation and amortization of $0.5 million, minority interests in consolidated subsidiaries of $0.2 million, one-time charges for in-process R&D for $0.1 million and for the expense effect of new measurement dates for the stock options held by former executive officers of $1.8 million and offset by our share in income of unconsolidated affiliates of $1.0 million. Changes in working capital that positively affected cash flows were an increase of accounts payable of $1.8 million, an increase in accrued expense of $0.3 million and a decrease in other assets of $1.6 million offset partially by negative cash flows of $1.8 million, $1.3 million and $0.4 million associated with increases of accounts receivable and inventory and a decrease in other liabilities, respectively. For the comparable three months ended March 31, 2004, cash used by operating activities was $4.7 million consisting of net income of $0.5 million, adjusted for non-cash charges for minority interest in consolidated subsidiaries of $0.3 million, depreciation and amortization expense of $1.1 million offset partially by $0.2 million due to our share in the income of unconsolidated affiliates. Working capital changes that negatively affected cash were increases in accounts receivable, inventories and all other of $10.8 million, $0.7 million and $0.6 million, respectively, offset by positive effects on cash flow related to $5.7 million in accounts payable. During the first quarter of 2004, the initial and significant shipments of our Spectrum product line was the primary reason for the significant cash outflows on an operating basis.

Net cash used in investing activities in the three months ended March 31, 2005, was $9.0 million, a increase of $8.5 million from the three months ended March 31, 2004. This increase is due primarily to payments made to BRC shareholders of $10.0 million as part of the acquisition of the remaining 50% BRC completed on March 31, 2005. Investing activities for the three months ended March 31, 2005 includes approximately $1.6 million of cash on BRC’s balance sheet as acquired cash on March 31, 2005.

Net cash provided by financing activities for the three months ended March 31, 2005, excluding the effect of BRC, was $19.9 million or an increase of $15.2 million from $4.7 million provided in financing activities in the three months ended March 31, 2004. This increase was due primarily to the $24.1 million net proceeds from the equity offerings in February 2005 in which 4.6 million shares were sold to investors at a price of $5.75 before underwriter fees and expenses of approximately $2.3 million. Cash flows from financing activities during the first quarter of 2005 includes cash outflows related to net payments to the LaSalle line of credit of approximately $3.8 million and $0.8 million in payments for term loans, of which $650,000 in principal payment was made to MTM in connection with the MTM loan agreement.

Our subsidiary in the Netherlands has a € 2.3 million credit facility with Fortis Bank. At March 31, 2005, there was no outstanding balance under this credit facility.

We believe that our existing capital resources together with revenue from continuing operations should be sufficient to fund operations for the next 12 months. We are seeking to revise the financial covenants of the third amendment to the LaSalle agreement to reflect future financial performance of the consolidated results of IMPCO and BRC. However, we cannot assure investors that the lenders will agree to amend the financial covenants or grant further or continuing waivers in the future. If we cannot obtain the necessary waivers or amendments, or return to compliance with these covenants (which would require us to generate pretax income in the second quarter of 2005 of more than double the levels realized in the first quarter) and all other loan covenants, our lenders may accelerate our debt, foreclose on certain of our assets or take other legal action against us that, alone or in the aggregate, may have a material adverse effect on our results of operations.

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

Contractual Obligations

The following table contains supplemental information regarding total contractual obligations as of March 31, 2005. The capital lease obligations are undiscounted and represent total minimum lease payments. During the quarter ended March 31, 2005, we made a principal and interest payment of $853,500 on the MTM loan, and the outstanding balance was approximately $21.4 million at March 31, 2005. As a result of the consolidation of BRC’s balance sheet into IMPCO’s balance sheet, the MTM loan has been eliminated for purposes of the balance sheet presentation.

	Payments Due by Period
Contractual Obligations	Total	Less than One Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving lines of credit	6,423	6,423	—	—	—
Term loans payable	13,420	2,238	5,465	5,717	—
Capital lease obligations	186	36	146	4	—
Operating lease obligations	7,572	1,718	3,108	1,673	1,073
Other and miscellaneous	4,634	1,420	1,954	1,260	—

	32,235	11,835	10,673	8,654	1,073

RISK FACTORS

We currently have substantial debt that we may be unable to service.

We are highly leveraged and have significant debt service obligations. As of March 31, 2005, we had aggregate outstanding indebtedness, including trade payables of approximately $33.7 million, of $57.1 million and total stockholders’ equity of $99.1 million. Our loan agreement with LaSalle Business Credit, LLC (“LaSalle”) has a maximum borrowing limit of $9.0 million, which was limited based on our eligible accounts receivable and our eligible inventory as of March 31, 2005, to approximately $7.4 million. Of that amount, $3.8 million was outstanding under the LaSalle loan agreement as of that same date, with approximately $3.6 million unused and available.

We borrowed, in December 2004, $22.0 million from MTM ($21.4 million unpaid at March 31, 2005). Although this loan is not included on the balance sheet at March 31, 2005 as a result of the consolidation of BRC, this loan may be accelerated in the event that any payment is not made within 15 days of the date when due, the termination of Mariano Costamagna’s employment for any reason whatsoever, with limited exceptions for termination occasioned by his death, or we materially breach Mariano Costamagna’s employment agreement. The MTM loan agreement also provides for acceleration of the loan upon notice from MTM in case of any other default under the loan agreement. Also, Mariano Costamagna and Pier Antonio Costamagna have guaranteed the MTM loan. In return for Messrs. Costamagnas’ guarantee, we have pledged our equity interest in BRC as collateral in the event the guarantee is utilized. In December 2004, MTM incurred $12.9 million ($12.3 million unpaid at March 31, 2005) of indebtedness in connection with the BRC acquisition. In addition, as of March 31, 2005, BRC had other outstanding indebtedness of approximately $3.7 million.

Our debt subjects us to numerous risks, including the following:

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

Our debt requires us to maintain specified financial ratios and meet specific financial tests. For example, our amended loan agreement with LaSalle requires us to generate specified amounts of pre-tax income, tested quarterly during 2005 and on a rolling basis thereafter. Our failure to comply with these covenants would result in events of default that, if not cured or waived, could result in us being required to repay these borrowings before their due date. If we were unable to make a required repayment or refinance these borrowings, our lenders could foreclose on our assets. If we were unable to refinance these borrowings on favorable terms, our business could be adversely impacted.

At December 31, 2004, and at March 31, 2005, we were in default on the LaSalle loan for not meeting certain financial measurement covenants at each of these dates. The third amendment to the LaSalle agreement reserved or set aside the EBITDA, fixed charge ratio and leverage ratios that we were not in compliance with on December 31, 2004. As of March 31, 2005, we did not meet the specified levels of pretax income for domestic operations or on a consolidated basis. We paid LaSalle $5,000 to obtain a waiver of the specific covenants and expect to reset the pre-tax income covenants during the second quarter of 2005. We cannot be certain that we will be successful in obtaining waivers in the future should our operating results fail to achieve the specified amounts of income as defined in the covenants.

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

Because of certain requirements arising under Italian law, Mariano and Pier Antonio Costamagna have jointly and severally guaranteed our performance under the MTM loan agreement. In order to secure their recourse in the event that guaranty is exercised and the founders are required to make payments of the amounts due, we have pledged to the founders our entire interest in BRC. If we fail to perform the terms of the MTM loan and the founders are required to fulfill their guarantees, the founders may require us to reimburse them for their payments as guarantors, or they may take possession of our equity interest in BRC, or both. If the founders were to take possession of the BRC equity interest in total or partial satisfaction of their rights under the pledge agreement, we would lose our rights to participate in BRC’s earnings and assets. This could have a material adverse effect upon our earnings or our assets.

We have a history of significant cash outflows that may limit our ability to grow and may materially and adversely impact our prospective revenues and liquidity.

Until recently, we have experienced operating losses and net cash outflows. At March 31, 2005, our cash and cash equivalents totaled approximately $18.6 million and our working capital was $35.2 million. We have experienced significant cash outflows in connection with our initial equity investment in BRC and servicing our debt, and based upon our eligible accounts receivable and our eligible inventory as of March 31, 2005 our funds available for borrowing under our senior secured credit facility were approximately $7.4 million, of which approximately $3.8 million was outstanding, leaving approximately $3.6 million unused and available. As of March 31, 2005, we had total stockholders’ equity of $99.4 million and an accumulated deficit of $91.4 million. Moreover, our loan agreement with MTM requires us to repay to MTM the principal according to the following schedule, with an additional $5.0 million “balloon payment” of accrued interest and unpaid principal due on December 31, 2009:

Quarters Ending	Quarterly Payment Amount
April 1, 2005 through January 1, 2006	$650,000
April 1, 2006 through January 1, 2007	$650,000
April 1, 2007 through January 1, 2008	$800,000
April 1, 2008 through January 1, 2009	$1,000,000
April 1, 2009 through December 31, 2009	$1,150,000

Changes in stock option accounting rules may adversely impact our reported operating results prepared in accordance with generally accepted accounting principles, our stock price and our competitiveness in the employee marketplace.

Technology companies in general and our company in particular have a history of depending upon and using broad based employee stock option programs to hire, incentivize and retain employees in a competitive marketplace. Currently, we do not recognize compensation expense for stock options issued to employees or directors, except in limited cases involving modifications of stock options, and we instead disclose in the notes to our financial statements information about what such charges would be if they were expensed. An accounting standard setting body has recently adopted a new accounting standard that will require us to record equity-based compensation expense for stock options and employee stock purchase plan rights granted to employees based on the fair value of the equity instrument at the time of grant. We will be required to record these expenses beginning with our first quarter of fiscal 2006. The change in accounting rules will lead to increased reported net loss or, should we become profitable, a decrease in reported earnings. This may negatively impact our future stock price. In addition, this change in accounting rules could impact our ability to utilize broad based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

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

BRC recognized an approximate $1.2 million unrealized gain on foreign exchange during the first quarter of 2005 in connection with the five year $22.0 million loan agreement with IMPCO that is denominated in U.S. dollars. IMPCO recognized approximately $0.6 million as part of our share in the earnings of BRC in the same quarter. Fluctuations in foreign exchange rates in the future could impact our financial results and cause net income and earnings per share to decline dramatically. We may be unable to effectively hedge our exposure to this risk and significantly reduce foreign exchange risk.

We face risks associated with marketing, distributing, and servicing our products internationally.

In addition to the Unites States, we currently operate in Australia, Europe and Japan, and market our products and technologies in other international markets, including both industrialized and developing countries. During the year ended December 31, 2004, approximately 55% of IMPCO’s revenue was derived from sales to customers located within the United States, and the remaining 45% was derived from sales in Asia, Europe, and Latin America where economics and fuel availability make our products more competitive. Additionally, approximately 73% of IMPCO’s employees and 75% of IMPCO’s approximately 400 distributors and dealers worldwide are located outside the United States. Our combined international operations are subject to various risks common to international activities, such as the following:

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

We may record additional costs resulting from the allocation of the purchase price of the BRC acquisition.

We are currently applying the purchase method of accounting for business combinations, which requires that we allocate approximately $67.5 million that we have invested in the acquisition of BRC, and there may be additional costs charged to the statement of operations that may have a negative effect on our reported net income and earnings per share. We have not finalized the purchase price allocation and, in addition to the in-process research and development costs of approximately $0.1 million that we recognized in the first quarter of 2005, there may be additional costs for in-process R&D and amortization costs resulting directly from the identification of other intangible assets, their related fair values and amortization expense recognition over their remaining useful lives.

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

Substantial sales of our common stock, including shares issued upon exercise of our outstanding options and warrants, in the public market or the perception by the market that these sales could occur, could lower our stock price or make it difficult for us to raise additional equity. As of March 31, 2005, we had 28,585,241 shares of common stock outstanding, excluding 23,856 shares issued but held by IMPCO as treasury stock. Of these shares, 27,660,715 shares are currently freely tradable and 924,526 shares, which otherwise are freely tradable, are subject to a lockup agreement that restricts their resale until certain dates in 2005 and 2006. The following table presents the relevant expiration dates and the number of shares as to which the lockup agreement expires:

Date	Number of Shares Available for Sale
August 1, 2005	460,601
February 1, 2006	463,925

As of March 31, 2004 up to 775,000 shares of our common stock were issuable upon the exercise of warrants outstanding as of that date, all of which may be freely tradable upon exercise thereof. Furthermore, as of March 31, 2004, up to 3,433,446 shares are issuable upon the exercise of options of which 1,162,539 are vested. Subject to applicable vesting and registration requirements, upon exercise of these options the underlying shares may be resold into the public market. In the case of outstanding options and warrants that have exercise prices less than the market price of our common stock from time to time, investors would experience dilution. We cannot predict if future sales of our common stock, or the availability of our common stock for sale, will harm the market price of our common stock or our ability to raise capital by offering equity securities.

The issuance of shares of our common stock in connection with the BRC acquisition will significantly reduce the percentage interests of your investment in us.

The transaction was completed on March 31, 2005, and we have issued to the founders 5,098,284 shares of our common stock. The founders own, in the aggregate, approximately 24% of our common stock as of March 31, 2005. The issuance of shares in this transaction has thus significantly reduced the relative percentage interests of our current stockholders (including voting interest and liquidation and book value). In any case, the issuance of these shares may adversely impact the market value of our shares. The issuance of additional shares of our common stock in future transactions might exacerbate one or more of these impacts.

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

In December 2000, we lent Dale Rasmussen, our Senior Vice President and Secretary, $100,000. In September 2001, we lent to Mr. Rasmussen an additional $175,000. These loans were due and payable in full on July 31, 2002. The first loan was repaid in full on March 8, 2004, and approximately $69,000 remains outstanding on the second loan as of March 31, 2005. As a result, the SEC may take the position that this loan is a violation of Section 402 of the Sarbanes-Oxley Act of 2002.

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

The Company sold 4.6 million shares of its common stock in a public offering for the purposes of providing the cash portion of the BRC purchase price and for working capital. In addition, on March 31, 2005, the BRC purchase transaction was closed, resulting in the issuance of 5.1 million shares of the Company’s common stock. These common stock issuances, when measured against other historical common stock issuances and application to the IRS code, may result in a limitation on our realization of deferred tax assets. Consequently, the Company’s net deferred and current tax assets of $9.0 million at March 31, 2005 may be reduced in the future if this limitation occurs.

Derivative Financial Instruments

We have used derivative financial instruments for the purpose of reducing our exposure to adverse fluctuations in interest and foreign exchange rates. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged. We are not a party to leveraged derivatives and do not hold or issue financial instruments for speculative purposes. On January 5, 2005, BRC entered into a forward foreign exchange agreement with a third party covering a three year period for the purpose of hedging the foreign exchange risk between the euro and the U.S. dollar in connection with the quarterly payments that IMPCO makes to BRC in accordance with the MTM loan agreement. BRC concluded that this agreement did not meet the requirements for hedge accounting in accordance with SFAS No. 52, Foreign Currency Translation, as amended; however, BRC did recognize an increase in the fair value of the derivative agreement of approximately €38,000 and recognized a gain in the same amount on its statement of operations for the three months ended March 31, 2005. Under SFAS No. 52, the Company recognized on the consolidated statement of operations as part of share in the earnings and losses of BRC approximately $0.6 million as an unrealized foreign exchange gain due to the movements between the euro and the U.S. dollar during the first quarter of 2005 and the MTM loan that is to be settled in U.S. dollars. The January 5, 2005 hedging agreement initiated by BRC is not designed to hedge this particular foreign exchange risk; it was designed to hedge only the quarterly payments through January 1, 2008 leaving $13.6 million in future principal payments exposed.

The results and financial condition of our international operations are affected by changes in exchange rates between certain foreign currencies and the U.S. dollar. Our exposure to fluctuations in currency exchange rates has increased as a result of the growth of our international subsidiaries. The functional currency for all of our international subsidiaries is the local currency of the subsidiary. An increase in the value of the U.S. dollar increases costs incurred by the subsidiaries because most of our international subsidiaries’ inventory purchases are U.S. dollar denominated, adversely affecting our competitiveness and profitability. We monitor this risk and attempt to minimize the exposure through forward currency contracts and the management of cash disbursements in local currencies and, when deemed appropriate, the use of foreign currency contracts.

We seek to hedge our foreign currency economic risk by minimizing our U.S. dollar investment in foreign operations using foreign currency term loans to finance the operations of our foreign subsidiaries. The term loans are denominated in local currencies and translated to U.S. dollars at period end exchange rates.

Recent Accounting Pronouncements

FASB 123R, (revised December 2004), Share-Based Payment, sets accounting requirements for “share-based” compensation to employees, including employee-stock-purchase- plans (ESPPs) and provides guidance on accounting for awards to non-employees. This statement will require us to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. For public entities, this statement is effective for the first fiscal year period beginning after June 15, 2005. However, the Securities and Exchange Commission has recently deferred the effective date, and, as a result, the Company will adopt this statement in the first quarter of fiscal 2006. We are evaluating this pronouncement’s effect on our financial position and net income.

FASB 151, Inventory Costs, eliminates the “so abnormal” criterion in ARB 43 Inventory Pricing. This statement no longer permits a company to capitalize inventory costs on their balance sheets when the production defect rate varies significantly from the expected rate. The statement reduces the differences between U.S. and international accounting standards. This statement is effective for inventory cost incurred during annual periods beginning after June 15, 2005. We will adopt this statement in the third quarter of fiscal 2005. We do not believe that this pronouncement will have a material effect on our financial position and net income.

In December 2004, the FASB issued FASB Staff Position No. FAS109-1 (FSP FAS 109-1), Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. FSP FAS 109-1 clarifies that the deduction will be treated as a “special deduction” as described in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. The impact of the deduction will be reported in the period in which the deduction is claimed. We are currently assessing the financial impact of FSP FAS 109-1 on our consolidated financial statements.

In December 2004, the FASB issued FASB Staff Position FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs Creation Act of 2004 (the Act), (FSP FAS 109-2) to allow additional time beyond the financial reporting period of enactment to evaluate the effect of the Act on IMPCO’s plan for reinvestment or repatriation of foreign earnings for purposes of calculating the income tax provision. We are currently assessing the financial impact of FSP FAS 109-2 on our consolidated financial statements.

In December 2004, the FASB issued the Statement of Financial Account Standards No. 153, Exchange of Nonmonetary Assets, An Amendment of APB Opinion No. 29 (SFAS No. 153). SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued. The provisions of this Statement shall be applied prospectively. We are currently assessing the financial impact of SFAS No. 153 on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information relating to Quantitative and Qualitative Disclosures About Market Risk appear under the heading “Derivative Financial Instruments” which is included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and the Interim Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, the disclosure controls and procedures were not effective. As disclosed in the Company’s Annual Report on Form 10-K, certain changes to internal control over financial reporting were made during the quarter ended March 31, 2005 to address weaknesses identified in management’s annual assessment. Although management is actively working to remediate these material weaknesses in a timely manner, due to the recent nature of these issues, we cannot report that, as of March 31, 2005, any of the reported weaknesses have been thoroughly re-tested or audited by our independent auditors to verify the effectiveness of financial controls.

We have determined that a material weakness occurred during the course of negotiating and concluding employment and consulting agreements during the first quarter of 2005 with several former executives. We did not initially consider the applicability of new measurement dates and the related impact on the financial statements in connection with the continued vesting rights under stock option agreements held by former executives of the Company as defined by their respective employee consulting agreements. The condensed statement of operations for the three months ended March 31, 2005 includes the effect of new measurement dates and an expense of approximately $1.8 million was recorded. We intend to establish specific internal controls to ensure that future transactions involving stock options are properly reviewed by the appropriate persons who understand the financial reporting ramifications of stock-based compensation.

PART II—OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) – (b) Not applicable.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1–31, 2005	1,065	6.07	—	—
February 1–28, 2005	10,871	$5.94	—	—
March 1–31, 2005	663	5.77	—	—
Total		—	—	—

NOTE:

These purchases were made in open-market transactions in order to provide for the Company’s obligations under the Company’s deferred compensation plan.

Item 4.	Submission of Matters to a Vote of Security Holders

On March 10, 2005 at a special meeting, our stockholders approved the acquisition by IMPCO of the remaining 50% ownership in BRC pursuant to the Equity Purchase Agreement dated October 22, 2004, and the related transactions described in the proxy statement/prospectus. At the meeting, 11,280,329 shares were voted for, 286,453 shares were voted against, and there were 42,633 abstentions.

Item 5.	Other Information

The following disclosure would otherwise have been filed on Form 8-K under the heading “Item 1.01. Entry into a Material Definitive Agreement”:

On January 5, 2005, the Company entered into a Consulting Agreement with Terry Clapp, Vice President and Chief Operating Officer, European, Africa, and Middle-Eastern Operations, for a term that expires on March 5, 2006. The agreement requires payment of a total base salary of £172,482 for the entire 14 month term of the agreement, and provides for participation in the Company’s 2000, 2002, 2003 and 2004 Incentive Stock Option Plans. The agreement may not be terminated by the Company during the term of the agreement.

On May 16, 2005, Thomas M. Costales, was appointed Interim Chief Financial Officer, although, during the transition period through the finalizing and filing of this report, Richard T. Fogarty continued to perform the duties of that position as he had been doing since April 8, 2005.

(b) There have been no material changes in the procedures for shareholders to nominate directors to the board.

Item 6.	Exhibits

The following documents are filed as exhibits to this Quarterly Report:

10.1	Settlement Agreement between IMPCO Technologies, Inc. and Nickolai A. Gerde, entered into on April 7, 2005

10.2	Employment Agreement between IMPCO Technologies, Inc. and Terry Clapp, dated January 5, 2005

10.3	Loan Agreement between MTM, S.r.l. and Unicredit Banca Medio Credito S.p.A., dated December 2, 2004

10.4	Waiver and Agreement dated May 9, 2005

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Interim Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMPCO TECHNOLOGIES, INC.

Date: May 18, 2005	By:	/s/ RICHARD T. FOGARTY
Richard T. Fogarty
Corporate Controller and Interim Chief Financial Officer
[Authorized Signatory]