Form 10-K/A
period 2004-12-31
IMPCO TECHNOLOGIES INC
filed 2005-06-30
CIK 790708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☒	AMENDMENT NO. 1 TO THE ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

This amendment to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “Form 10-K”) has been filed solely to include, as Exhibits 23.1, 23.2 and 23.4, consents of the independent registered public accounting firms and to amend and restate in its entirety Exhibit 23.3. Part IV, Item 15, is included in its entirety as amended, but no other changes, other than those corresponding to the addition and amendment of the aforementioned exhibits, have been made to Item 15 or any other exhibit.

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

Exhibit No.	Description	Note No.

2.1	Sale and Purchase Agreement between the Registrant and the controlling shareholders of B.R.C. Società a Responsabilità Limitata, dated as of October 3, 2002.	(18)

2.2	Shareholders Agreement and the controlling shareholders of B.R.C. Società a Responsabilità Limitata, dated as of October 3, 2002.	(18)

2.3	Agreement between the Registrant and the controlling shareholders of B.R.C. Società a Responsabilità Limitata, dated as of December 15, 2002.	(18)

2.4	Amendment and Waiver between the Registrant and the controlling shareholders of B.R.C. Società a Responsabilità Limitata, dated as of April 30, 2003.	(18)

2.5	Equity Interest Purchase Agreement between and among Mariano Costamagna, Pier Antonio Costamagna, B.R.C. Società a Responsabilità Limitata, M.T.M. Società a Responsabilità Limitata and IMPCO Technologies, Inc., dated as of October 22, 2004.	(22)

2.6	Amendment No. 1 to Equity Interest Purchase Agreement between and among Mariano Costamagna, Pier Antonio Costamagna, B.R.C. Società a Responsabilità Limitata, M.T.M. Società a Responsabilità Limitata and IMPCO Technologies, Inc., dated as of November 17, 2004.	(22)

2.7	Amendment No. 2 to Equity Interest Purchase Agreement between and among Mariano Costamagna, Pier Antonio Costamagna, B.R.C. Società a Responsabilità Limitata, M.T.M. Società a Responsabilità Limitata and IMPCO Technologies, Inc., dated as of November 30, 2004.	(22)

2.8	Amendment No. 3 to Equity Interest Purchase Agreement between and among Mariano Costamagna, Pier Antonio Costamagna, B.R.C. Società a Responsabilità Limitata, M.T.M. S ocietà a Responsabilità Limitata and IMPCO Technologies, Inc., dated as of December 22, 2004.	(22)

3.1	Certificate of Incorporation, as currently in effect.	(12)

3.2	Bylaws adopted July 22, 1998.	(7)

4.1	Stockholders’ Protection Rights Agreement dated as of June 30, 1999 between IMPCO Technologies, Inc. and ChaseMellon Stockholder Services, L.L.C., as Rights Agent.	(6)

10.1+	1989 Incentive Stock Option Plan.	(2)

10.2+	1993 Stock Option Plan for Non-employee Directors.	(3)

10.3+	Amendment to 1989 Incentive Stock Option Plan.	(3)

Exhibit No.	Description	Note No.

10.4+	1996 Incentive Stock Option Plan.	(4)

10.5+	1997 Incentive Stock Option Plan.	(5)

10.6	Loan Agreement between IMPCO Tech Japan KK, as borrower, and, Hongkong and Shanghai Banking Corporation Ltd., Osaka Branch., as lender, dated as of March 29, 1999.	(7)

10.7	Promissory Note Issued by Dale Rasmussen to Registrant dated March 15, 2001.	(8)

10.8	Promissory Note Issued by Syed Hussain to Registrant dated March 15, 2001.	(8)

10.9	Security Agreement and Agreement Not to Exercise Options entered into between Dale Rasmussen and Registrant dated March 15, 2001.	(8)

10.10	Security Agreement and Agreement Not to Exercise Options entered into between Syed Hussain and Registrant dated March 15, 2001.	(8)

10.11+	2000 Incentive Stock Option Plan.	(9)

10.12	Common Stock and Warrants Purchase Agreement, dated January 11, 2002.	(10)

10.13	Registration Rights Agreement, Dated January 11, 2002.	(10)

10.14	Form of Stock Purchase Warrant, Dated January 11, 2002.	(10)

10.15	Stock Purchase Agreement, dated May 3, 2002.	(11)

10.16	Contribution and Distribution Agreement between the Registrant and Quantum Fuel Systems Technologies Worldwide, Inc., dated July 23, 2002.	(13)

10.17	Tax Allocation and Indemnification Agreement between the Registrant and Quantum Fuel Systems Technologies Worldwide Inc., dated July 23, 2002.	(13)

10.18	Employee Benefit Matters Agreement between the Registrant and Quantum Fuel Systems Technologies Worldwide, Inc., dated July 23, 2002.	(13)

10.19+	The 2002 Stock Option Plan for Employees.	(14)

10.20+	The 2002 Stock Option Plan for Non-employee Directors.	(14)

10.21	Equity Joint Venture Contract, dated as of December 16, 2002, among China Natural Gas Co. Ltd., and the Registrant.	(15)

10.22	Joint Venture Agreement Minda IMPCO Technologies, Limited, dated May 18, 2001 among Minda Industries Limited and Mr. Nirmal K. Minda and the Registrant.	(15)

10.23	Joint Venture Agreement Minda IMPCO Limited, dated May 18, 2001 among Minda Industries and Mr. Nirmal K. Minda and the Registrant.	(15)

10.24	Letter of commitment, dated March 26, 2003, among Don J. Simplot and the Registrant.	(15)

10.25+	2003 Stock Incentive Plan.	(16)

10.26+	2004 Stock Incentive Plan.	(17)

10.27+	Employment agreement between IMPCO Technologies, Inc. and Terry Clapp, dated as of January 5, 2004.	(21)

Exhibit No.	Description	Note No.

10.28+	Employment agreement between IMPCO Technologies, Inc. and Brad Garner, dated as of January 5, 2004.	(21)

10.29	Loan Agreement between IMPCO Technologies, Inc. and M.T.M. Società a Responsabilità Limitata, dated as of December 23, 2004.	(22)

10.30	Pledge Agreement by IMPCO Technologies, Inc. in favor of Mariano Costamagna and Pier Antonio Costamagna, dated as of December 23, 2004.	(22)

10.31	Guaranty made by Mariano Costamagna and Pier Antonio Costamagna in favor of MTM, S.r.l., dated as of December 23, 2004.	(22)

10.32+	Employment Agreement between IMPCO Technologies, Inc. and Mariano Costamagna, dated as of December 22, 2004.	(22)

10.33+	Employment Agreement between MTM and Pier Antonio Costamagna, dated as of October 22, 2004.	(22)

10.34+	Consulting Agreement between IMPCO Technologies, Inc. and Robert Stemmler, dated as of December 22, 2004.	(23)

10.35	Revolving Promissory Note executed by the IMPCO Technologies, Inc. in favor of LaSalle Business Credit, LLC., dated as of July 18, 2003.	(19)

10.36	Loan and Security Agreement by and among Lasalle Business Credit, LLC, the financial institutions that, from time to time, become a party to the Loan Agreement, LaSalle, as agent for the lenders, and IMPCO Technologies, Inc., dated as of July 18, 2003.	(19)

10.37	Amendment to Loan and Security Agreement and Waiver by and among Lasalle Business Credit, LLC, the financial institutions that, from time to time, become a party to the Loan Agreement, LaSalle, as agent for the lenders, and IMPCO Technologies, Inc., dated as of March 12, 2004.	(20)

10.38	Second Amendment to Loan and Security Agreement, Limited Waiver and Consent by and among Lasalle Business Credit, LLC, the financial institutions that, from time to time, become a party to the Loan Agreement, LaSalle, as agent for the lenders, and IMPCO Technologies, Inc., dated June 30, 2004.	(24)

10.39	Third Amendment to Loan and Security Agreement, Consent by and among Lasalle Business Credit, LLC, the financial institutions that, from time to time, become party to the Loan Agreement, Lasalle, as agent for the lenders, and IMPCO Technologies, Inc., dated March 29, 2005.	(1)

10.40	Joint Company Buy-Out Agreement, by, between and among the Registrant, IMPCO-BERU Technologies, B.V. and BERU Aktiengesellschaft, dated January 27, 1999.	(19)

21.1	Subsidiaries of the Company.	(1)

23.1	Consent of BDO Seidman, LLP, independent registered public accounting firm, with respect to IMPCO Technologies, Inc.	(25)

23.2	Consent of BDO Sala Scelsi Farina S.p.A., independent registered public accounting firm, with respect to BRC, S.r.l.	(25)

23.3	Consent of Ernst & Young LLP, independent registered public accounting firm, with respect to IMPCO Technologies, Inc.	(25)

Exhibit No.	Description	Note No.

23.4	Consent of Reconta Ernst & Young S.p.A., independent registered public accounting firm, with respect to BRC, S.r.l.	(25)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).	(25)

31.2	Certification of Interim Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).	(25)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350.	(25)

32.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. §1350.	(25)

(1)	Previously filed.
(2)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1990.
(3)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1994.
(4)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1997.
(5)	Incorporated by reference to the Registrant’s Proxy Statement for fiscal year 1997.
(6)	Incorporated by reference to the Registrant’s Form 8-K dated June 30, 1999.
(7)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1999.
(8)	Incorporated by reference to the Registrant’s Form 8-K dated March 26, 2001.
(9)	Incorporated by reference to the Registrant’s Proxy Statement for fiscal year 2000.
(10)	Incorporated by reference to the Registrant’s Form 8-K filed on January 11, 2002.
(11)	Incorporated by reference to the Registrant’s Form 8-K filed on May 10, 2002.
(12)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 2001.
(13)	Incorporated by reference to the Form 10-K filed by Quantum Fuel Systems Technologies, Inc., for fiscal year 2002.
(14)	Incorporated by reference to the Registrant’s Proxy Statement for fiscal year 2002.
(15)	Incorporated by reference to the Registrant’s Form 10-K for the transition period from May 1, 2002 to December 31, 2002.
(16)	Incorporated by reference to the Registrant’s Proxy Statement for the 2003 annual meeting of stockholders.
(17)	Incorporated by reference to the Registrant’s Proxy Statement for the 2004 annual meeting of stockholders.
(18)	Incorporated by reference to the Registrant’s Form 8-K filed on July 29, 2003 (dated July 22, 2003).
(19)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended September 30, 2003.
(20)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 2003.
(21)	Incorporated by reference to the Registrant’s Form S-1 (Registration No. 333-111988) filed with the Commission on January 16, 2004.
(22)	Incorporated by reference to the Registrant’s Form S-4/A (Registration No. 333-122335), filed with the Commission on February 8, 2005.
(23)	Incorporated by reference to the Registrant’s Form 8-K dated December 22, 2004.
(24)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended September 30, 2004.
(25)	Filed herewith.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized on June 30, 2005.

IMPCO TECHNOLOGIES, INC.

By:	/s/ MARIANO COSTAMAGNA
	Name:	Mariano Costamagna
	Title:	Chief Executive Officer