Form 10-Q
period 2005-06-30
IMPCO TECHNOLOGIES INC
filed 2005-08-09
CIK 790708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005,

or

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

Yes  ☒    No  ☐

Number of shares outstanding of each of the issuer’s classes of common stock, as of August 3, 2005:

28,620,446 shares of common stock, $.001 par value per share.

IMPCO TECHNOLOGIES, INC.

PART I–FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

IMPCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars except share data)

	December 31, 2004	June 30, 2005
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,418	$16,359
Accounts receivable less allowance for doubtful accounts of $1,687 and $2,590	18,072	38,060
Inventories:
Raw materials and parts	8,624	26,388
Work-in-process	233	1,126
Finished goods	3,747	6,308

Total inventories	12,604	33,822
Deferred tax assets	182	760
Other current assets	1,956	2,253
Related party receivables (Note 12)	2,746	6,570

Total current assets	43,978	97,824
Equipment and leasehold improvements:
Dies, molds and patterns	7,174	7,177
Machinery and equipment	8,039	11,635
Office furnishings and equipment	7,809	9,176
Automobiles and trucks	409	602
Leasehold improvements	3,474	4,090

	26,905	32,680
Less accumulated depreciation and amortization	19,702	22,169

Net equipment and leasehold improvements	7,203	10,511
Net goodwill	8,856	46,892
Deferred tax assets, net	8,183	8,183
Investment in affiliates	27,668	2,778
Business acquisition costs	788	—
Other assets	2,430	3,264
Non-current related party receivable (Note 12)	851	3,464

Total Assets	$99,957	$172,916

See accompanying notes to condensed consolidated financial statements.

IMPCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars except share data)

	December 31, 2004	June 30, 2005
		(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,914	$26,000
Accrued payroll obligations	2,889	3,866
Other accrued expenses	5,624	12,854
Current revolving line of credit	7,680	7,814
Current maturities of term loan	140	2,978
Current portion of related party term loan	2,600	—
Related party payables (Note 12)	—	3,196

Total current liabilities	28,847	56,708
Term loans	—	9,172
Related party term loan (Note 12)	19,400	—
Capital leases	151	173
Other liabilities	2,316	4,601
Minority interest	2,782	3,301
Stockholders’ equity:
Preferred stock, $.001 par value, authorized 500,000 shares; none issued and outstanding for each period	—	—
Common stock, $.001 par value, authorized 100,000,000 shares 18,737,437 issued and outstanding at December 31, 2004 and 28,593,841 issued and outstanding at June 30, 2005	19	29
Additional paid-in capital	135,291	190,898
Shares held in treasury	(528)	(615)
Accumulated deficit	(89,242)	(90,251)
Accumulated other comprehensive income (loss)	921	(1,100)

Total stockholders’ equity	46,461	98,961

Total Liabilities and Stockholders’ Equity	$99,957	$172,916

See accompanying notes to condensed consolidated financial statements.

IMPCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Revenue	$32,478	$48,605	$61,081	$73,610
Costs and expenses:
Cost of revenue	23,881	35,507	44,941	53,716
Research and development expense	1,059	2,674	2,001	4,015
Selling, general and administrative expense	4,568	7,814	8,738	15,378
Acquired in-process technology	—	—	—	75

Total costs and expenses	29,508	45,995	55,680	73,184

Operating income	2,970	2,610	5,401	426
Other income	—	1,077	—	979
Interest expense, net	(1,504)	(123)	(2,659)	(380)

Income before income taxes and equity share in income of unconsolidated affiliates	1,466	3,564	2,742	1,025
Equity share in income (loss) of unconsolidated affiliates	323	(58)	283	852
Income tax expense	(581)	(2,040)	(1,015)	(2,367)

Income (loss) before minority interests	1,208	1,466	2,010	(490)
Minority interest in income of consolidated subsidiaries	224	294	510	519

Net income (loss)	$984	$1,172	$1,500	$(1,009)

Net income (loss) per share:
Basic net income (loss)	$0.05	$0.04	$0.08	$(0.04)

Diluted net income (loss)	$0.05	$0.04	$0.08	$(0.04)

Number of shares used in per share calculation:
Basic	18,592	28,586	18,584	25,164

Diluted	19,620	28,847	19,822	25,164

See accompanying notes to condensed consolidated financial statements

IMPCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of dollars)

	Six Months Ended June 30,
	2004	2005
Cash flows from operating activities:
Net cash used in operating activities	$(7,533)	$(978)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(348)	(1,826)
Business acquisition cost-BRC, net of cash acquired	(66)	(9,164)
Proceeds from sale of equipment	1	—

Net cash used in investing activities	(413)	(10,990)

Cash flows from financing activities:
Increase (decrease) in revolving line of credit	3,417	(1,617)
Payments on term loans	(885)	(2,373)
Proceeds from term loans	996	—
Payments of capital lease obligations	(33)	—
Acquisition of common shares held in trust	(143)	(86)
Decrease in restricted cash	724	—
Proceeds from issuance of common stock	437	24,580

Net cash provided by financing activities	4,513	20,504

Effect of exchange rate changes on cash	(709)	(595)

Net (decrease) increase in cash and cash equivalents	(4,142)	7,941
Cash and cash equivalents at beginning of period	9,524	8,418

Cash and cash equivalents at end of period	$5,382	$16,359

Supplemental disclosure of cash flow information:
Non-cash financing activities:
Issuance of 5,098,284 shares of common stock in connection with the acquisition of the remaining 50% of BRC at a price of $5.74 per share	$—	$29,264

See accompanying notes to condensed consolidated financial statements.

IMPCO TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2005

1.	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and the results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The consolidated financial statements of IMPCO Technologies, Inc.( “IMPCO” or the “Company”) as of June 30, 2005 include the accounts of the Company and its wholly-owned subsidiaries B.R.C. Societá a Responsabilitá Limitata (“BRC”), IMPCO Technologies, Pty. Limited (“IMPCO Australia”), IMPCO Tech Japan K.K. (“IMPCO Japan”) and Grupo I.M.P.C.O. Mexicano, S. de R.L. de C.V. (“IMPCO Mexicano”), its 51%-owned subsidiary IMPCO-BERU Technologies B.V. (“IMPCO BV”), and its 50% share in joint ventures Minda IMPCO Limited (“Minda”) and IMPCO-BRC Mexicano (“IBMexicano”). During the first quarter of 2005, the Company used the equity method to recognize its share in the net earnings or losses of BRC, Minda and IBMexicano in the consolidated statement of operations. On March 31, 2005, the Company completed the acquisition of the remaining 50% of BRC, and, accordingly, the Company consolidated the balance sheet of BRC as of March 31, 2005 and the statement of operations for the quarter ended June 30, 2005. The following table details the Company’s ownership interests and methods of consolidation for its various international affiliates beginning in the second quarter of fiscal 2005:

Entity	Location	Ownership Interest	Method of Consolidation
BRC	Italy	100%	Fully Consolidated
IMPCO Australia	Australia	100%	Fully Consolidated
IMPCO Japan	Japan	100%	Fully Consolidated
IMPCO Mexicano	Mexico	100%	Fully Consolidated
IMPCO BV	Netherlands	51%	Fully Consolidated
Minda	India	50%	Equity Method
IBMexicano	Mexico	50%	Equity Method

The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the twelve months ended December 31, 2005, or for any future period. Certain prior period amounts have been reclassified to conform to the current period presentation.

2.	RECENT ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share-Based Payment, which sets accounting requirements for “share-based” compensation to employees, including employee-stock-purchase-plans and provides guidance on accounting for awards to non-employees. This statement will require the Company to recognize in its statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for the type of valuation model. For public entities, this statement is effective for the first interim period beginning after June 15, 2005. However, the Securities and Exchange Commission (“SEC”) has deferred the implementation date to the beginning of the next fiscal year, and, as a result, the Company will adopt this statement in the first quarter of 2006. The Company is evaluating the impact of this pronouncement on its financial position, net income or loss, and earnings or loss per share.

SFAS No. 151, Inventory Costs, eliminates the “so abnormal” criterion in Accounting Research Bulletin (“ARB”) 43 “Inventory Pricing”. This statement no longer permits a company to capitalize inventory costs on its balance sheets when the production defect rate varies significantly from the expected defect rate. The statement reduces the differences between U.S. and international accounting standards. This statement is effective for inventory costs incurred during annual periods beginning after June 15, 2005. The Company intends to adopt this statement in the first quarter of fiscal 2006. The adoption of SFAS No. 151 is not expected to have a significant impact on the Company’s results of operations or financial position.

In December 2004, the FASB issued FASB Staff Position No. FAS109-1 (“FSP FAS 109-1”), Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. FSP FAS 109-1 clarifies that the deduction on qualified production activities will be treated as a “special deduction” as described in SFAS No. 109, Accounting for Income Taxes. As such, the special deduction will have no effect on deferred tax assets and liabilities existing at the date of enactment. The impact of the deduction will be reported in the period in which the deduction is claimed. The adoption of FSP FAS 109-1 is not expected to have a significant impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued FASB Staff Position FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs Creation Act of 2004 (“FSP FAS 109-2”) to allow additional time beyond the financial reporting period of enactment to evaluate the effect of this act on the Company’s plan for reinvestment or repatriation of foreign earnings for purposes of calculating the income tax provision. The adoption of FSP FAS 109-2 is not expected to have a significant impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued the SFAS No. 153, Exchange of Nonmonetary Assets, An Amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date SFAS No. 153 is issued. The provisions of SFAS No. 153 shall be applied prospectively. The Company will adopt the provisions of SFAS No. 153 in its fiscal period beginning July 1, 2005. The adoption of SFAS No. 153 is not expected to have a significant impact on the Company’s financial position or results of operations.

3.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses derivative financial instruments that include foreign exchange contracts to manage certain foreign currency risks. The Company does not use foreign exchange contracts for trading purposes. On January 5, 2005, BRC entered into a forward foreign exchange agreement covering a three year period for the purpose of hedging the foreign exchange risk between the euro and the U.S. dollar in connection with the quarterly payments that IMPCO makes to BRC in accordance with the MTM loan agreement (see Note 9 (a)). This hedging agreement was not designed to hedge the unrealized foreign exchange gains and losses due to foreign currency movements that occur from time to time that could impact the Company’s consolidated financial results either favorably or unfavorably. BRC concluded that this agreement did not meet the requirements for hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Accordingly, the Company recognized a loss of approximately $0.7 million for the three and six months ended June 30, 2005, respectively. These amounts are classified on the condensed consolidated statements of operations for the three and six months ended June 30, 2005 as part of other income.

In connection with the MTM loan which is to be settled in U.S. dollars, BRC, whose functional currency is the euro, has recognized in its statements of operations approximately $1.3 million and approximately $2.5 million in unrealized foreign exchange gains due to the movements between the euro and the U.S. dollar during the three and six months ended June 30, 2005, respectively. The Company’s share in income before tax due to the unrealized gains on foreign exchange was approximately $1.3 million and $1.9 million for the three and six months ended June 30, 2005, respectively. During the first quarter ended March 31, 2005, approximately $0.6 million was classified as part of the Company’s share in the earnings of the unconsolidated results of BRC. During the second quarter ended June 30, 2005, approximately $1.3 million was recognized as part of other income.

4.	EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Numerator:
Net income (loss)	$984	$1,172	$1,500	$(1,009)

Denominator:
Denominator for basic earnings per share - weighted average number of shares	18,592	28,586	18,584	25,164
Effect of dilutive securities:
Employee stock options	705	150	859	—
Warrants	282	111	339	—
Shares held in trust	41	—	40	—

Dilutive potential common shares	19,620	28,847	19,822	25,164
Net income (loss) per share:
Basic net income (loss)	$0.05	$0.04	$0.08	$(0.04)

Diluted net income (loss)	$0.05	$0.04	$0.08	$(0.04)

For the three and six months ended June 30, 2004, options to purchase 1,023,934 and 568,557 shares of common stock, respectively, were excluded from the computation of diluted net income per share, as the effect would be anti-dilutive. For the three months ended June 30, 2005, options to purchase 2,684,423 shares of common stock were excluded from the computation of diluted net income per share, as the effect would be anti-dilutive. For the six months ended June 30, 2005, options to purchase 3,395,856 shares of common stock and warrants to acquire 775,000 shares of common stock were excluded from the computation since the Company reported net loss and the effect would be anti-dilutive.

SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation – Transition and Disclosure, requires pro forma information regarding net income and net income per share to be disclosed for new options granted after fiscal year 1996. The fair value of these options was determined at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Expected dividend yield	—	—	—	—
Expected volatility	83.3%	84.2%	83.3%	84.2%
Risk free interest rate	4.0%	3.8%	4.0%	3.8%
Expected life of the option (years)	6.0	6.8	6.0	6.8

The estimated fair value of the options is amortized to expense over the options’ vesting period for pro forma disclosures. The per share “pro forma” effects of SFAS No. 123, as amended by SFAS 148, are not indicative of the effects on reported net income/loss for future years. The Company’s “reported” and “pro forma” information for the three and six months ended June 30, 2004 and June 30, 2005 are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Income (loss) as reported	$984	$1,172	$1,500	$(1,009)
Add: compensation expense included in reported income and (loss) (a)	—	16	—	1,775
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related taxes	(425)	(1,339)	(1,014)	(1,796)

Proforma income (loss)	$559	$(151)	$486	$(1,030)

Basic earnings (loss) per share:
As reported	$0.05	$0.04	$0.08	$(0.04)

Proforma	$0.03	$(0.01)	$0.03	$(0.04)

Diluted earnings (loss) per share:
As reported	$0.05	$0.04	$0.08	$(0.04)

Proforma	$0.03	$(0.01)	$0.02	$(0.04)

(a)	The Company recognized approximately $1.8 million and $16,000 in the first quarter and second quarters of 2005, respectively, in connection with new measurement dates under the intrinsic value method in accordance with Opinion 25, Accounting for Stock Issued to Employees (see Note 10).

5.	COMPREHENSIVE INCOME

The components of comprehensive income for the three and six months ended June 30, 2004 and 2005 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Net income (loss)	$984	$1,172	$1,500	$(1,009)
Foreign currency translation adjustment	(1,109)	(1,616)	(985)	(2,021)

Comprehensive (loss) income	$(125)	$(444)	$515	$(3,030)

6.	BUSINESS SEGMENT INFORMATION

Prior to the second quarter of 2005 and the completion of the acquisition of BRC, the Company classified its businesses into two operating segments: United States Operations (“U.S. Operations”) and IMPCO International Operations (“IMPCO International”). U.S. Operations sells products, including certified engines, fuel systems, parts and conversion systems, for applications in the transportation and industrial markets. IMPCO International in Australia, Europe and Japan provides distribution for the Company’s products, predominantly from U.S. Operations and some product assembly. Following the acquisition of BRC on March 31, 2005 and for the three months ended June 30, 2005, the Company added BRC Operations, which designs, manufactures and sells products for use in the transportation segment through its foreign subsidiaries, affiliates and independent channels of distribution. Beginning in January 1, 2005, the Company no longer consolidates its operations in India as part of International Operations. Since the Company’s ownership interest in the India operations was 50%, and since the Company did not have effective control over the operations of this entity, the Company uses the equity method of accounting for recognizing the results of this operation (see Note 13). The Company continues to consolidate IMPCO Mexicano, but the Company’s operating interests in Mexico are limited to its 50% interest in IBMexicano, a joint venture entered into on December 31, 2004.

The Company recognizes revenue for product sales when title is transferred, ordinarily when product is shipped, and when management is reasonably assured of collectibility. Corporate expenses represent a sub-category of selling, general and administrative expense. Intersegment eliminations are primarily the result of intercompany sales from U.S. Operations to IMPCO International. End markets for the Company’s products include the transportation and industrial markets, which includes the material handling and power generation industries.

The Company expenses all research and development when incurred. Equipment used in research and development with alternative future uses is capitalized.

Revenue and operating income for the Company’s business segments for the three and six months ended June 30, 2004 and 2005, and net assets assigned to each of the operating business segments as of December 31, 2004 and June 30, 2005 are as follows:

	Revenues Three Months Ended June 30,		Revenues Six Months Ended June 30,
	2004	2005	2004	2005
U.S. Operations	$25,473	$22,222	$48,265	$42,231
IMPCO International Operations	10,255	6,889	19,707	15,059
BRC Operations (4)	—	21,515	—	21,515
Intersegment Elimination	(3,250)	(2,021)	(6,891)	(5,195)

Total	$32,478	$48,605	$61,081	$73,610

	Operating Income Three Months Ended June 30,		Operating Income Six Months Ended June 30,
	2004	2005	2004	2005
U.S. Operations	$4,079	$1,973	$7,006	$3,830
IMPCO International Operations	1,015	191	2,289	1,033
BRC Operations (4)	—	3,078	—	3,078
Corporate Expenses (1) (2) (3)	(1,717)	(2,301)	(3,392)	(7,136)
Intersegment Elimination	(407)	(331)	(502)	(379)

Total	$2,970	$2,610	$5,401	$426

	Net Assets As Of
	December 31, 2004	June 30, 2005
U.S. Operations (5)	$70,326	$71,211
IMPCO International Operations	29,631	28,358
BRC Operations	—	73,347

Total	$99,957	$172,916

(1)	Represents corporate expenses not allocated to any of the operating segments.

(2)	Includes $75,000 in-process R&D expense for the six months ended June 30, 2005, related to the acquisition of BRC

(3)	Includes, for the six months ended June 30, 2005, approximately $2.2 million in expense related to compensation, lifetime medical benefits and previously granted stock options to two former executive officers of the Company (see Note 10); professional fees for approximately $1.5 million; and equipment lease costs for $0.3 million.

(4)	BRC revenues and operating income for the three months ended June 30, 2005.

(5)	Net assets assigned to Corporate are included in U.S. Operations.

7.	INCOME TAXES

During the second quarter ended June 30, 2005, the Company recognized approximately $2.0 million in income tax expense for its foreign operations representing a 47% effective tax rate. For the U.S. Operations, the Company recorded a tax benefit of approximately $1.5 million based on $2.6 million in losses for the second quarter ended June 30, 2005, and a related increase in net deferred tax assets of $ 1.5 million attributable to net operating loss carryforwards. After considering the likelihood of recoverability of the additional deferred tax assets, the Company recognized an increase in the valuation allowance for deferred taxes by the same amount. Consequently, no tax provision was recorded for the U.S. operations during the second quarter ended June 30, 2005. Management will continue to monitor the future recoverability of the $8.2 million in deferred tax assets recognized on the balance sheet as of June 30, 2005.

Pursuant to Internal Revenue Code Sec. 382 and 383, certain changes in the ownership structure (common stock issuances in the case of IMPCO) may partially or fully limit future use of net operating losses and tax credits available to offset future taxable income and future tax liabilities, respectively. At June 30, 2005, the Company evaluated the impact of Sec. 382 and 383 and determined that there was no material limitation on the current availability of net operating loss carry forwards.

For the six months ended June 30, 2005, undistributed earnings of the Company’s foreign operations were approximately $3.2 million. Undistributed earnings are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes has been provided thereon. Upon distribution of earnings in the form of dividends or otherwise, the Company would be subject to both United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

8.	BUSINESS ACQUISITION

On October 3, 2002, the Company entered into an option agreement with the equity holders of BRC under which the Company was granted an option to acquire a 50% ownership interest in BRC for approximately $23.8 million, which included $13.8 million cash and the issuance of approximately 2.3 million shares of Company common stock (which the parties acknowledged and agreed were valued at $10.0 million). The Company announced on October 25, 2004 that it intended to acquire the remaining 50% of BRC using approximately $10.0 million from the proceeds of a public offering of the Company’s equity and the issuance of approximately 5.1 million shares of the Company’s common stock. On March 31, 2005, the Company acquired the remaining 50% of BRC. The actual purchase price was determined to be $39.3 million based on the weighted average price of the Company’s common stock of $5.74 per share by referring to the daily closing price of the Company’s common stock during the three days prior to and following the agreement date of October 22, 2004. Collectively, the Company paid approximately $67.6 million for 100% of BRC consisting of approximately $39.3 million in common stock, approximately $23.8 million in cash, approximately $2.1 million in other directly related costs and approximately $2.4 million in the Company’s share in the earnings of BRC from July 2003 to March 31, 2005.

The Company has performed an initial and preliminary purchase price allocation in accordance with the purchase method of accounting for business combinations. The purchase method of accounting allocates the amount paid for an acquisition over the fair value of the assets and liabilities acquired, and measures the excess of the purchase price over the fair value as goodwill. Goodwill is evaluated at least annually for impairment, or more frequently, if the acquirer believes that the goodwill has been impaired due to changing facts and circumstances. Other intangible assets that are separable from goodwill and have definite lives are subject to amortization over their remaining useful lives. Indefinite-lived intangible assets are subject to on-going evaluation for impairment. The portion of the purchase price that represents the fair value of in-process research and development (“IPR&D”) on the date of the acquisition is recognized as acquired in-process technology on the condensed consolidated statement of operations in the same period as the acquisition. The Company performed an initial and preliminary purchase price allocation as set forth in the following table:

Amount
($000’s)
Investment in BRC:
Common stock	$39,264
Contractual cash payments	23,818
Share in earnings of BRC	2,383
Other direct costs	2,145

$67,610
Value Assigned to Assets and Liabilities:
Current assets	48,883
Property plant and equipment	5,350
Acquired in-process technology	75
Related party receivables	24,601
Other assets	593
Current liabilities	(36,213)
Long-term liabilities	(13,784)

Assets and liabilities	$29,505
Excess of purchase price over fair value of net assets acquired (goodwill)	$38,105

The Company’s preliminary assessment is that the tangible current assets and liabilities of BRC are being carried at fair value at June 30, 2005. A more detailed assessment will be completed by the fourth quarter of 2005.

The Company has performed a preliminary allocation of the purchase price and determined that approximately $75,000 represents the minimum amount within a range of values between $75,000 and $170,000 for IPR&D costs, and, accordingly, has recognized this expense on the consolidated statement of operations for the six months ended June 30, 2005. This allocation was determined by using the income approach, which utilizes a discounted cash flow approach to estimate the present value of future cash flows that are expected to result from R&D projects that were in-process, or incomplete, as of the acquisition date of March 31, 2005. One project was determined to have met the criteria for classification as IPR&D including (1) the existence of remaining technological risks (2) absence of alternative uses for this project or its underlying assets and (3) presence of substantive and verifiability qualities that characterize an IPR&D project. The Company used a risk adjusted discount rate of 18% to discount future cash flows reflecting that most of the project was nearing completion and that revenue estimates associated with these projects were already conservatively discounted. Other research and development projects were excluded from this classification on the basis that they represented either sustaining engineering projects or that they no longer had any significant technological risk associated with them. The Company will refine its estimate of IPR&D along with other intangible assets during the remainder of 2005 prior to finalizing the purchase price allocation of the BRC acquisition including any unrecognized amortization expense related to definite-lived intangible assets for the quarterly periods following the March 31, 2005 acquisition date.

The Company completed the purchase of the remaining 50% of BRC on March 31, 2005 and consolidated the March 31, 2005 balance sheet of BRC with the consolidated balance sheet of IMPCO. The Company consolidated the second quarter 2005 results and cash flows of BRC with the Company’s consolidated statements of operations and cash flows for the three and six months ended June 30, 2005. The following table sets forth pro forma consolidated statement of operations for the six months ended June 30, 2005 under the assumption that the acquisition had occurred on January 1, 2005 instead of on March 31, 2005:

	Six Months Ended June 30, 2005	Ref
Pro Forma Statement of Operations:
Revenue	$92,830
Costs and expenses:
Cost of revenue	67,302
Research and development expense	4,514	(a)
Selling, general and administrative expense	17,861	(b)
Acquired in-process technology	75	(c)

Total costs and expenses	89,752
Operating income	3,078
Other income	2,219	(d)
Interest expense, net	317

Income before income taxes and equity share
in loss of unconsolidated affiliates	4,980
Equity share in loss of unconsolidated affiliates	41
Income tax expense	4,086	(e)

Income before minority interests	853
Other expense
Minority interest in income of consolidated subsidiaries	519

Net income	$334

Basic net income per share	$0.01

Number of shares used in per share calculation	28,568	(f)

Notes to the pro forma statement of operations:

(a)	Includes approximately $1.0 million for accelerated amortization of leasehold improvements during the three months ended June 30, 2005 in connection with the announced closure of the Seattle facility during the third quarter of 2005.

(b)	Includes approximately $2.2 million in compensation, benefits and stock option related expenses during the first quarter of

2005 resulting from reduced responsibilities for two former officers of the Company who are currently employed by the Company as consultants (see Note 10).

(c)	In-process research and development expense of $75,000 during the first quarter of 2005 is related to the purchase price allocation under the purchase method of accounting for business consolidations. This amount is subject to further revisions when the purchase price allocation is completed.

(d)	Includes approximately $2.5 million unrealized foreign exchange currency gains in connection with the MTM Loan (see note 9(a)) for the six months ended June 30, 2005 partially offset by approximately $0.6 million fair value loss of derivative instrument (See note 3).

(e)	Tax provision of $4.1 million is based on a 43.5% effective tax rate for total IMPCO International and BRC.

(f)	Assumes that the 4.6 million shares issued with the equity offering that was completed in February 2005 were issued on January 1, 2005. Assumes that the 5.1 million shares that were issued to the sellers of BRC on March 31, 2005 were issued on January 1, 2005.

Inventory Valuation Methods

IMPCO (excluding BRC) values its inventories, which were approximately $15.9 million at June 30, 2005, at the lower of cost or market value. Cost is determined by using the first in, first out (FIFO) method while market value is determined by the replacement cost for raw materials and parts and net realizable value for work-in-process and finished goods inventory. BRC carries its inventory, which was approximately $17.9 million at June 30, 2005, at the lower of market or cost where cost is determined using the weighted average cost method. Total inventories at June 30, 2005 of approximately $33.8 million were determined based on both methods. Both methods are acceptable under generally accepted accounting principal practiced in the United States; however, the Company is evaluating the impact of changing the methodology used by BRC to the FIFO method and expects to measure and report the impact on the consolidated financial statements as a change in accounting principle.

Management Transition

On January 1, 2005, Mariano Costamagna, the Managing Director of BRC, became the Chief Executive Officer and President of IMPCO, and on the same day, Robert Stemmler resigned as the Chief Executive Officer of IMPCO. On April 7, 2005, Nickolai A. Gerde resigned as IMPCO’s Vice President of Finance, Chief Financial Officer and Treasurer. On April 6, 2005, Mr. Stemmler, who had served as Chairman of the Board of Directors, resigned his chairmanship and his position as director. On May 18, 2005, Thomas M. Costales was appointed interim Chief Financial Officer and Treasurer, a position he previously held from 1995 to 2000.

9.	DEBT

The Company’s consolidated debt payable is summarized as follows:

	December 31, 2004	June 30, 2005
		(Unaudited)
(a) Term loan - MTM, S.r.l.	$22,000	$—
(b) Revolving promissory note - LaSalle Business Credit, LLC	7,680	6,141
(c) Term loan - Unicredit Banca Medio Credito S.p.A.	—	10,857
(d) Term loan - Italian Ministry of Industry	—	931
(e) Short-term loan - Banca Credito Cooperativo di Cherasco	—	1,206
(f) Other loans	93	801
Capital leases	198	201

	$29,971	$20,137
Less: current portion	10,420	10,792

Non-current portion	$19,551	$9,345

(a)	Term Loan – MTM S.r.l.

On December 23, 2004 the Company entered into a loan (“MTM Loan”) agreement with MTM S.r.l. or MTM, a wholly owned subsidiary of BRC pursuant to which the Company borrowed $22.0 million for the purpose of prepaying the Company’s loan from Bison Capital Structured Equity Partners (“Bison loan”) in the amount of $22.0 million, which included the principal of $20.0 million, a prepayment penalty of $1.0 million and accrued interest of $1.0 million. The terms of the MTM Loan require the Company to make quarterly principal payments of $650,000 during the first and second years, $800,000 during the third year, $1,000,000 during the fourth year, $1,150,000 during the fifth year and a $5,000,000 payment of unpaid principal at the conclusion of the term on December 31, 2009. Mr. Costamagna and his brother, Pier Antonio Costamagna, who serves as Chief Engineering Officer of MTM have personally guaranteed the repayment of the MTM Loan. The variable interest rate on the MTM Loan is based on the 3-month EURIBOR rate plus 1.5% per annum, which was approximately 3.7% and 3.7% at January 1, 2005 and April 1, 2005, respectively. The Company paid principal and interest payments of $853,500 and $844,819 on March 31, 2005 and June 30, 2005, respectively. For purposes of balance sheet presentation, the June 30, 2005 outstanding balance of $20.7 million has been eliminated upon consolidation of BRC financial statements with those of IMPCO. The MTM Loan may be accelerated in the event that any payment is not made within 15 days of the due date, if the employment of Mariano Costamagna, the Company’s Chief Executive Officer, is terminated for any reason (with certain exceptions for termination upon Mr. Costamagna’s death), if the Company materially breaches his employment agreement or upon written notice of any other default under the Term Loan. Additionally, Mariano Costamagna and Pier Antonio Costamagna have guaranteed the MTM loan. In return for Messrs. Costamagnas’ guarantee, the Company has pledged its equity interest in BRC as collateral in the event the guarantee is utilized. The MTM loan agreement contains restrictive covenants limiting the Company’s ability to: (a) incur additional indebtedness other than unsecured trade credit, capital leases and additional indebtedness pursuant to the senior Credit Facility (described below) with LaSalle; (b) merge, consolidate or sell the Company’s assets; (c) purchase, retire or redeem the Company’s capital stock; and (d) make capital expenditures in excess of $2.5 million in any fiscal year. The shares of BRC are also pledged as security for the MTM loan. The loan also contains a cross default provision linked with the Credit Facility (described below).

(b)	Revolving Promissory Note—LaSalle Business Credit, LLC

On July 18, 2003, the Company entered into a revolving promissory note (“Credit Facility”) with LaSalle Business Credit, LLC (“LaSalle”) for a maximum amount of $12.0 million bearing an annual interest rate of prime plus 1%. The borrowings under the Credit Facility have been used for working capital purposes. On March 29, 2005, the Company and LaSalle mutually agreed to reduce the maximum borrowing amount under the Credit Facility to $9.0 million and extended the Credit Facility, one additional year, to July 18, 2007. The Company’s availability under this Credit Facility is determined by a percentage of eligible accounts receivable and inventory balances as defined by the asset-based lending agreement. As of June 30, 2005, approximately $6.1 million was outstanding under the Credit Facility and approximately $1.9 million was unused and available. Approximately, $0.2 million was recognized as interest expense in the first six months of fiscal 2005. At December 31, 2004 and June 30, 2005, the Company was in default under the terms of the Credit Facility since it did not meet certain financial covenants at the end of the fourth quarter of 2004 and the second quarter of fiscal 2005. The Company renegotiated its covenants at December 31, 2004 and at June 30, 2005 to include revised covenants for the third and fourth quarters of 2005, and obtained a waiver for the second quarter of 2005. Under the terms of the Credit Facility, the annual interest rate was 6.25% at December 31, 2004 and 7.25% at June 30, 2005.

(c)	Term Loan – Unicredit Banca Medio Credito S.p.A.

On December 2, 2004, MTM entered into a five-year unsecured loan agreement (“Unicredit Loan”) with Unicredit Banca Medio Credito S.p.A. (“Unicredit”) of Italy in which MTM received approximately $13.6 million based on the December 31, 2004 exchange rate of $1.36 to the euro. The primary purposes of the Unicredit Loan were to improve MTM’s working capital and to consolidate various mid- to long-term debt obligations with a single lender on more attractive terms. The payment terms are such that MTM will make quarterly principal payments of approximately $0.6 million throughout the term of the Unicredit Loan, which matures on December 31, 2009 with interest based on the 3-month EURIBOR rate plus 1%, which was 3.2% at June 30, 2005. At June 30, 2005, the amount outstanding under the Unicredit Loan was approximately $10.9 million. The loan agreement requires that MTM maintain a debt to equity ratio of less than 0.80 and MTM is not allowed to remit dividends based on income for the fiscal years 2004 and 2005. At June 30, 2005, MTM was in compliance with these requirements.

(d)	Term Loans – Italian Ministry of Industry

In 1998 and 2002, BRC entered into unsecured loan agreements with the Italian Ministry of Industry for the purpose of funding the acquisition of property, plant and equipment and research and development expenditures. The loans are repayable through annual installments and through 2011 at a subsidized interest rate of 3.25%. At June 30, 2005, approximately $0.9 million was owed under these agreements.

(e)	Line of Credit – Banca Credito Cooperativo di Cherasco

At June 30, 2005, BRC had an unsecured line of credit of approximately $1.3 million with no outstanding balance. In addition, BRC has a $7.4 million line of credit secured by customer account receivable drafts, of which $1.2 million was outstanding at June 30, 2005. The interest rate on these short-term borrowings was approximately 3.0% per annum at June 30, 2005.

(f)	Other Finance Loans

In April and June of 2005, the Company financed, through a third party lender, certain insurance policies, a total of approximately $0.9 million, which are payable within a year from the date of financing. At June 30, 2005, the balance of these outstanding loans total approximately $0.8 million bearing an annual interest rate of 6.45%.

10.	STOCKHOLDERS’ EQUITY

In February 2005, the Company completed a public offering in which it sold 4.6 million shares of common stock to investors and realized net proceeds of approximately $24.1 million based on a selling price of $5.75 and net of issuance costs of approximately $2.3 million. As a precondition to the remaining 50% acquisition of BRC that was completed on March 31, 2005, the Company used approximately $10.0 million of the proceeds as payment to the sellers of BRC. The remaining cash proceeds from the equity offering is being used primarily for working capital purposes.

On March 10, 2005 the Company’s shareholders approved the BRC acquisition (see Note 8) and the issuance of 5,098,284 shares of common stock in accordance with the October 22, 2004 Equity Purchase Agreement between the Company and the equity holders of BRC. On March 31, 2005, the Company completed the acquisition of BRC by issuing the same number of shares of the Company stock at a weighted average stock price of $5.74, valued at approximately $29.3 million based on the price of the Company’s stock for three trading days prior to and following October 22, 2004.

During the first half of 2005, 112,300 shares of common stock were issued from the exercise of stock options at an average price of $3.68, with proceeds to the Company of approximately $0.4 million.

During the first quarter of 2005, the Company determined that the anticipated responsibilities and duties of a currently and continuously employed consultant and the former chief executive officer of the Company would not be significant or sufficient enough to justify the continued recognition of the employee’s compensation costs over the remaining two-year term of the employee’s current employment and consulting agreement. The Company determined a new measurement date in connection with stock options to purchase approximately 1.1 million shares of the Company’s common stock currently held by the former executive with the purpose of recognizing compensation expense for accounting purposes in the first quarter of 2005. The Company also determined that a new measurement date of January 5, 2005, was appropriate for stock options previously granted to a former vice president and chief operating officer of the Company whose current duties and responsibilities as an executive advisor would not be significant or sufficient enough to justify the scheduled vesting of his remaining stock options to purchase approximately 100,000 shares of the Company’s common stock over the remaining term of his employment agreement, which expires March 6, 2006. As a result, the Company recognized compensation expense of approximately $0.4 million in the first quarter of 2005. Consequently, the total cost of approximately $2.2 million recognized during the first quarter of 2005, consisted of $0.3 million toward compensation expense, $0.1 million toward lifetime medical benefits for the former CEO and spouse and $1.8 million toward compensation expense related to stock options outstanding. Expense related to the outstanding stock options held by the former CEO was determined using the intrinsic value method, in accordance with APB No. 25, Accounting for Stock Issued to Employees, as amended, and the closing price of the Company’s stock as of March 11, 2005 of $6.20 per share. The Company applied the intrinsic value method to the stock options held by a former vice president and chief operating officer based on the closing price of the Company’s stock as of January 5, 2005 of $7.19.

During the second quarter of 2005, the Company recognized approximately $13,000 in compensation expense related to a new measurement date of April 7, 2005 in connection with the extension of the exercise date by which the Company’s previous Chief Financial Officer could exercise his stock options upon his resignation on April 7, 2005.

11.	ACCRUED WARRANTY COSTS

Based in part on historical experience, the Company estimates the cost of future warranty obligations related to certain products and recognizes it in the cost of operations in the period in which it recognizes the related revenues. Changes in the Company’s product warranty liability during the three and six months ended June 30, 2004 and 2005 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Warranty reserve:
Balance at beginning of period	$591	$1,719	$674	$1,376
New warranties issued	76	74	51	164
Warranties settled	(4)	(101)	(62)	(235)
Warranties reserved for BRC	—	—	—	387

Balance at end of period	$663	$1,692	$663	$1,692

12.	RELATED PARTY TRANSACTIONS

The following table sets forth amounts that are included within the captions noted on the balance sheets at December 31, 2004 and June 3, 2005 representing related party transactions within the Company.

	December 31, 2004	June 30, 2005
Current Receivables:
IMPCO-BRC Mexicano (a)	$1,993	$2,665
MTE S.r.l. (d)	—	5
Jehin Engineering Company Ltd. (f)	—	570
Minda IMPCO Limited (b)	753	659
WMTM Equipamento de Gases Ltd. (g)	—	2,671

	$2,746	$6,570
Non-current Receivables:
IMPCO-BRC Mexicano (a)	$851	$—
WMTM Equipamento de Gases Ltd. (g)	—	3,464

	$851	$3,464
Current Payables:
MTM, S.r.l. (c)	$—	$—
MTE S.r.l. (d)	—	1,230
Europlast S.r.l. (e)	—	662
TCN S.r.l. (e)	—	822
IMPCO-BRC Mexicano (a)	—	482

	$—	$3,196
Current Portion of Term Loan
MTM, S.r.l. (c)	$2,600	$—
Term Loan
MTM, S.r.l. (c)	$19,400	$—

(a)	IMPCO-BRC Mexicano is 50% owned by IMPCO and was established in December 2004.

(b)	Minda IMPCO Limited is 50% owned by IMPCO and was established in December 2004 as a result of a recombination of previous ownership interests with joint venture partner Minda Industries of India.

(c)	MTM, S.r.l. is a wholly owned subsidiary of BRC S.r.l., which was 50% owned by IMPCO at December 31, 2004. Remaining 50% acquired on March 31, 2005, and, accordingly, intercompany balances are eliminated upon consolidation.

(d)	MTE, S.r.l. is 50% owned by MTM, S.r.l.

(e)	The Chief Executive Officer of IMPCO serves on the board of directors of and owns 40% of Europlast and 30% of TCN.

(f)	Jehin Engineering Ltd. Is 13.6% owned by BRC; BRC has significant influence and uses the equity method to consolidate.

(g)	WMTM Equipamento de Gases Ltd. is 50% owned by BRC S.r.l. and is consolidated using the equity method.

Loans to Executive Officer

In December 2000, the Company loaned an officer of the Company $100,000. The loan, which was due and payable on July 31, 2002, initially bore interest at a rate of 5% per annum and, bore interest at a rate of 9% per annum from June 30, 2001 until it was repaid in full on March 31, 2004.

In September 2001, the Company loaned this officer $175,000. The loan bears interest at a rate of 10% per annum and became due and payable on July 31, 2002. The amount outstanding at June 30, 2005 was approximately $52,000. On July 29, 2005, the officer fully repaid the remaining balance due including accrued interest.

Other

BRC leases buildings in Italy from IMCOS2 S.r.l., a company owned 100% by Messrs. Costamagna, for the amounts of approximately $175,000 and $350,000 for the three and six months ended June 30, 2005, respectively.

13.	EQUITY INVESTMENTS

The following table sets forth the Company’s share in the (earnings) losses or other expenses in unconsolidated affiliates for the three month and six month periods ended June 30, 2004 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Share in BRC earnings	$(423)	—	$(613)	$(1,146)
Share in Minda (earnings) losses	(19)	(37)	35	6
Share in IMPCO BRC Mexicano losses	—	95	—	177
IMPCO Egypt expenses	—	—	—	21
Amortization of BRC equipment step-up	90	—	180	90
Other BRC related expenses	29	—	115	—

Total	$(323)	$58	$(283)	$(852)

On December 31, 2004, the Company completed the reorganization of its interests in India such that the Company’s joint venture interests in India were reduced to 50% from 60%. On December 31, 2004, the Company also established a 50% ownership in a joint venture, IMPCO-BRC Mexicano, which became the Company’s primary operating entity in Mexico. The Company believes that it has significant influence but not effective control over these two entities because (1) in each case, the Company does not have the power to elect a majority of the combined entity’s directors (2) the operational and day-to-day control of the combined entity is controlled by the Company’s partner in each of the joint ventures and (3) budgets and plans for each of the entities are developed by the partner.

During 2004, the Company’s primary operating entity in Mexico was IMPCO Mexicano, which continues to be fully consolidated with the financial results of the Company.

The Company’s interests in IMPCO Egypt were written off in 2004 in the amount of approximately $150,000.

On March 31, 2005, the Company completed its acquisition of the remaining 50% of BRC. As such, the Company has fully consolidated BRC’s results of operations for the second quarter ended June 30, 2005 with those of IMPCO for the same period. The Company had already consolidated the balance sheet of BRC at March 31, 2005, when it completed its acquisition of BRC.

14.	SUBSEQUENT EVENT

Seattle facility closure

On March 18, 2005, the Company announced its intention to close the Seattle facility and relocate key technical personnel to other IMPCO facilities. On July 7, 2005, the Company received approval from the landlord of the Seattle facility for the Company to proceed with a sublease agreement in which the facility would be subleased for the remainder of the lease term through September 2011. The Company does not assume any additional liability under the sublease agreement that it had not already assumed under the master lease agreement with the landlord. The Company is obligated under the agreement to substantially exit the facility by August 1, 2005 and to make restorations to the facility by October 31, 2005. The Company recognized approximately $1.0 million during the three months ended June 30, 2005 for accelerated amortization for leasehold improvements, furniture and fixtures and approximately $0.5 million will be recognized during the third quarter of 2005. In the aggregate, the Company expects to incur approximately $2.2 million in expenses, of which approximately $0.8 million will represent cash outflows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, particularly including Management’s Discussion and Analysis of Financial Condition and Results of Operations that follows, contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and assumptions. We use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of these words and similar expressions in part to help identify forward-looking statements. These statements are not guarantees of future performance or promises of specific courses of action and instead are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, those described in the section below entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Readers should refer to the risk factors disclosed from time to time in our other SEC filings and shareholder communications for discussions of various issues which may impact our financial condition or results of operations in the future. Readers should not place undue reliance on these forward-looking statements, which reflect our views as of the date of filing this Quarterly Report on Form 10-Q.

In this report, references to the “Company” and to first-person pronouns, such as “we,” “our” and “us,” refer to IMPCO Technologies, Inc. (“IMPCO”) and its consolidated subsidiaries, unless the context otherwise requires. The acquisition of B.R.C. Societá a Responsabilitá Limitata (“BRC”) was completed on March 31, 2005. Consequently, the financial statements of BRC are fully consolidated with IMPCO’s financial statements as of June 30, 2005.

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

We classify our business into three business segments: U.S. Operations, IMPCO International Operations (“IMPCO International”) and BRC Operations. U.S. Operations sell products, including complete certified engines, parts and conversion systems, for applications in the transportation, material handling, stationary and portable power generator and general industrial markets. IMPCO International in Australia, Europe and Japan distributes our products predominantly from U.S. Operations as well as provide some product assembly on engines. BRC Operations designs, manufactures and sells alternative fuel systems primarily into the automotive and transportation markets throughout the world. BRC Operations sells product to IMPCO International and records a sale on its financial statements. Accordingly, on the consolidated financial statements these transactions are eliminated.

We recognize revenue from product sales when title is transferred, ordinarily when products are shipped, and when management is reasonably assured of collectibility. Corporate expenses represent a sub-category of selling, general and administrative expense. Intersegment eliminations are primarily the result of intercompany sales from U.S. Operations to International Operations. End markets for our products include the transportation and industrial markets, which include the material handling, stationary and portable power generator and general industrial markets.

Revenues for the three and six months ended June 30, 2005 increased by approximately $16.1 million and $12.5 million to $48.6 million and $73.6 million, respectively, from $32.5 million and $61.1 million, respectively, for the same periods in 2004. We attribute the increase in net revenues primarily to the revenues from BRC, which was fully consolidated in our financial statements for the quarter ended June 30, 2005, offset by decrease in revenues from U.S. operations as well as due to the absence of revenues from India and Mexico that we no longer consolidate. On a proforma basis for purposes of comparison, assuming BRC had been consolidated since January 1, 2004, our combined revenues for the three and six month periods ended June 30, 2005 would have been $48.6 million and $92.8 million, respectively, representing an increase of $2.9 million or 6.2% for the quarter and an increase of $7.8 million or 9.2% for the six-month period in 2004, respectively. Net income for the three months ended June 30, 2005 was $1.2 million, or $0.04 per share, compared to $1.0 million, or $0.05 per share, for the same period in the prior year. Net loss for the six months ended June 30, 2005 was $(1.0) million, or ($0.04) per share, compared to net income of $1.5 million, or $0.08 per share, for six months ended June 30, 2004. We attribute the second quarter income of approximately $1.2 million partially to a $1.3 million unrealized foreign exchange gain on the MTM loan (the “MTM Loan”). For the six months ended June 30, 2005, we recognized approximately $1.9 million in unrealized foreign exchange gains on the MTM loan due to the strengthening of the U.S. dollar against the euro. We cannot predict that future foreign exchange fluctuations will have the same favorable impact on future quarterly results that have occurred during the first six months of 2005. Our second quarter net income was also affected unfavorably by the acceleration of leasehold improvement amortization expense of approximately $1.0 million in relation to the closure of the Seattle facility. We expect to record an additional $1.2 million in charges against income during the third quarter of 2005 in connection with the closure of the facility.

RECENT DEVELOPMENTS

Business Acquisition. On March 31, 2005, we completed the acquisition of BRC by issuing 5,098,284 shares of our common stock at a value of $5.74 per share based on the weighted average closing prices for the three days prior to and following October 22, 2004, and $10.0 million in cash to the sellers of BRC in exchange for the remaining 50% of BRC. We had initially acquired 50% of BRC in July 2003 for approximately $23.8 million. Beginning on March 31, 2005, we consolidated BRC’s balance sheet; however, since, the transaction was not completed until the end of the first quarter, we did not consolidate BRC’s statements of operations or cash flows for that period. Beginning with the second quarter of 2005, we consolidated BRC’s results of operations with our results. The following table sets forth on an unaudited basis the pro forma results for the six months ended June 30, 2005 as if the acquisition had occurred on January 1, 2005:

	Six Months Ended June 30, 2005	Ref
Pro Forma Statement of Operations:
Revenue	$92,830
Costs and expenses:
Cost of revenue	67,302
Research and development expense	4,514	(a	)
Selling, general and administrative expense	17,861	(c	)
Acquired in-process technology	75	(b	)

Total costs and expenses	89,752
Operating income	3,078
Other income	2,219	(d	)
Interest expense, net	317

Income before income taxes and equity share in loss of unconsolidated affiliates	4,980
Equity share in loss of unconsolidated affiliates	41
Income tax expense	4,086	(e	)

Income before minority interests	853
Other expense
Minority interest in income of consolidated subsidiaries	519

Net income	$334

Basic net income per share	$0.01

Number of shares used in per share calculation	28,568	(f	)

Notes to the pro forma statement of operations:

(a)	Includes approximately $1.0 million for accelerated amortization of leasehold improvements during the three months ended June 30, 2005 in connection with the announced closure during the third quarter of 2005 of the Seattle facility.

(b)	In-process research and development expense of $75,000 during the first quarter of 2005 is related to the purchase price allocation under the purchase method of accounting for business consolidations. This amount is subject to further revisions as the purchase price allocation is completed.

(c)	Includes approximately $2.2 million in compensation, benefits and stock option related expenses during the first quarter of 2005 resulting from reduced responsibilities for two former officers of the Company who are currently employed by the Company as consultants (see Note 10 to the condensed consolidated financial statements).

(d)	Includes approximately $2.5 million unrealized foreign exchange currency gains for the six months ended June 30, 2005 partially offset by approximately $0.6 million in loss on fair value recognition of hedging agreement (See Note 3 to the condensed consolidated financial statements).

(e)	Tax provision of $4.1 million is based on a 43.5% effective tax rate for IMPCO International Operations and BRC.

(f)	Assumes that the 4.6 million shares issued with the equity offering that was completed in February 2005 were issued on January 1, 2005. Assumes that the 5.1 million shares that were issued to the sellers of BRC on March 31, 2005 were issued on January 1, 2005.

On December 23, 2004, we entered into a $22.0 million loan agreement with MTM, a wholly owned subsidiary of BRC. The loan proceeds were used to retire all debts and related obligations we had incurred pursuant to a loan agreement dated July 18, 2003 with Bison Capital Structured Equity Partners, LLC (the “Bison Loan”). The MTM Loan carries an interest rate equal to 3-month EURIBOR plus 1.5% per annum, which totaled approximately 3.7% as of January 1, 2005 and 3.7% at April 1, 2005, respectively. The MTM Loan matures on December 31, 2009 and will be repaid in quarterly installments beginning April 1, 2005, each payment in the amount of not less than $650,000 in the first two years, $800,000 in the third year, $1,000,000 in the fourth year and $1,150,000 in the final year, with a $5,000,000 “balloon payment” of the remaining unpaid principal and interest due on December 31, 2009. This loan may be accelerated in the event that any payment is not made within 15 days of the date when due, if the employment of our Chief Executive Officer, Mariano Costamagna, is terminated for any reason (with certain exceptions for termination upon Mr. Costamagna’s death), if we materially breach his employment agreement, or upon written notice of any other uncured event of default under the agreement. Using proceeds from the MTM Loan, we repaid the Bison Loan on December 30, 2004 in the amount of $20.0 million plus a prepayment penalty of $1.0 million and accrued interest of $1.0 million for a total of $22.0 million. The MTM Loan agreement contains restrictive covenants limiting our ability to: (a) incur additional indebtedness other than unsecured trade credit, capital leases and additional indebtedness pursuant to our senior Credit Facility with LaSalle; (b) merge, consolidate or sell our assets; (c) purchase, retire or redeem our capital stock; and (d) make capital expenditures in excess of $2.5 million in any fiscal year.

We believe that the BRC acquisition, the retirement of the Bison Loan and its replacement with the MTM Loan will be highly beneficial to us in a number of ways, including savings in interest expense we expect to realize, which allows us to increase our product development, sales and marketing, and manufacturing capabilities. Interest expense savings alone are expected to be approximately $2.9 million per year on a consolidated basis estimated by comparing the reduction in principal amount and interest rate from $20.0 million at 18.75% under the Bison Loan to $10.0 million at 3-month EURIBOR plus 1.5% per annum under the MTM Loan and using current EURIBOR rates. Beginning in the second quarter of 2005, we eliminated, upon consolidation, the intercompany interest income and expense related to the $22.0 million MTM Loan.

Public Offering. In February 2005, we completed a public offering in which it sold 4.6 million shares of common stock to investors and realized net proceeds of approximately $24.1 million based on a selling price of $5.75 and net of issuance costs of approximately $2.3 million. As a precondition to the remaining 50% acquisition of BRC that was completed on March 31, 2005, we used approximately $10.0 million of the proceeds as payment to the sellers of BRC. The remaining cash proceeds from the equity offering will be used primarily for working capital purposes.

Management Transition

On January 1, 2005, Mariano Costamagna, the Managing Director of BRC, became the Chief Executive Officer and President of IMPCO, and on the same day, Robert Stemmler resigned as the Chief Executive Officer of IMPCO. On April 6, 2005, Mr. Stemmler also resigned from the board of directors, effective May 3, 2005.

On April 7, 2005, Nickolai A. Gerde resigned as IMPCO’s Vice President of Finance, Chief Financial Officer and Treasurer. On May 18, 2005, Thomas M. Costales was appointed interim Chief Financial Officer and Treasurer, a position he previously had held from 1990 to 1995.

Closure of the Seattle Facility

On March 18, 2005, we announced our intention to close the Seattle facility and relocate key technical personnel to other IMPCO facilities. On July 7, 2005, we received approval from the landlord of the Seattle facility for the Company to proceed with a sublease agreement in which the facility would be subleased for the remainder of the lease term through September 2011. We did not assume any additional liability under the sublease agreement that we had not already assumed under the master lease agreement with the landlord. We are obligated under the agreement to substantially exit the facility by August 1, 2005 and to make restorations of the facility by October 31, 2005. We have recognized approximately $1.0 million during the three months ended June 30, 2005 for accelerated amortization of leasehold improvements, furniture and fixtures and approximately $0.5 million will be recognized during the third quarter of 2005. In the aggregate, we expect to record approximately $2.2 million in expenses, of which approximately $0.8 million will represent cash outflows.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to doubtful receivables, goodwill, taxes, inventories, warranty obligations, long-term service contracts, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

We recognize revenue from product sales when title is transferred or when the earnings process is complete, ordinarily when products are shipped, and when management is reasonably assured of collectibility. The costs of shipping and handling, when incurred, are recognized in the cost of goods sold.

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

We record a net deferred tax asset, which we believe is more likely than not to be realized. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax asset in the future, an additional valuation allowance would be recognized and charged against income in the period such a determination was made.

We recognize changes in the fair value of a foreign currency hedging agreements as a component of other income and expense on the condensed consolidated statement of operations, unless the hedging agreement qualifies under hedge accounting. If hedge accounting applies, changes in the fair value of the hedging agreement would be deferred as a component of shareholders’ equity. We also record foreign currency transaction gains and losses as other income and expense on the condensed consolidated statement of operations.

RESULTS OF OPERATIONS

Revenue and operating income for consolidated IMPCO (unaudited) for the three and six months ended June 30, 2004 and 2005 including the effect of the BRC acquisition beginning with the three months ended June 30, 2005, and the classification of the BRC Operations as a business segment:

	Revenues Three Months Ended June 30,		Revenues Six Months Ended June 30,
	2004	2005	2004	2005
U.S. Operations	$25,473	$22,222	$48,265	$42,231
IMPCO International Operations	10,255	6,889	19,707	15,059
BRC Operations (4)	—	21,515	—	21,515
Intersegment Elimination	(3,250)	(2,021)	(6,891)	(5,195)

Total	$32,478	$48,605	$61,081	$73,610

	Operating Income Three Months Ended June 30,		Operating Income Six Months Ended June 30,
	2004	2005	2004	2005
U.S. Operations	$4,079	$1,973	$7,006	$3,830
IMPCO International Operations	1,015	191	2,289	1,033
BRC Operations (4)	—	3,078	—	3,078
Corporate Expenses (1) (2) (3)	(1,717)	(2,301)	(3,392)	(7,136)
Intersegment Elimination	(407)	(331)	(502)	(379)

Total	$2,970	$2,610	$5,401	$426

(1)	Represents corporate expenses not allocated to any of the operating segments.

(2)	Includes $75,000 in-process R&D expense for the six months ended June 30, 2005.

(3)	Includes, for the six months ended June 30, 2005, $2.2 million in expense related to compensation, lifetime medical benefits and previously granted stock options to two former executive officers of the Company (see note 8 to the condensed consolidated financial statements); $1.5 million in professional fees; and $0.3 million in equipment lease costs.

(4)	Includes the effect of BRC beginning with the three months ended June 30, 2005.

Revenues increased approximately $16.1 million, or 6.2%, to $49.7 million in the second quarter of 2005 from $32.5 million in the second quarter of 2004. The increase in revenues for the second quarter of 2005 was the result of $21.5 million of revenues from BRC recorded in the second quarter of 2005 offset by a decline of $3.2 million, $1.6 million and $0.6 million in revenues from our U.S. Operations, Mexican operation and Indian operations, respectively. The reduction of revenues in our Mexican and Indian operations is attributed to the establishment of joint ventures in the fourth quarter of 2004 in Mexico and India, which are no longer consolidated with our operating results. We include our 50% ownership in these entities by applying the equity method of accounting which recognizes only our share in their respective earnings. By market segment, the increase in revenues for the second quarter of 2005 of approximately $16.1 million over the corresponding period in 2004 was the result of an increase in revenues in our transportation market segment of $17.6 million, offset by a $1.5 million decline in our industrial market segment. The increase in our transportation segment was due primarily to the inclusion of BRC revenues as part of our transportation segment beginning with the second quarter of 2005. The reduction of approximately $1.5 million in our industrial market segment during the three months ended June 30, 2005 as compared to the same period in 2004 was primarily due to a leveling-off of shipments of our certified engine packages and fuel systems in our U.S. Operations. During the three months ended June 30, 2004, we responded to the January 1, 2004 effective date for new and more stringent EPA regulations with higher shipments of the certified engine systems than for the same period in 2005.

For the six months ended June 30, 2005, revenues increased by $12.5 million, or 20.5%, from $61.1 million in the same period of 2004. The increase in revenues for the six months ended June 30, 2005 was due to a $21.5 million increase from BRC offset by a decline of $4.3 million, $4.6 million and $1.0 million in revenues from our U.S. Operations, Mexican operation and Indian operations, respectively, and an increase of $0.9 million in our Netherlands operation. By market segment, the increase in revenues for the first half of 2005 of approximately $12.5 million over the corresponding period in 2004 was due to an increase in revenues in our transportation market segment by $15.4 million offset by a $2.9 million decline in our industrial market segment. The increase in our transportation segment was due primarily to the inclusion of BRC revenues of approximately $21.5 million as part of our transportation segment beginning with the second quarter of 2005, partially offset by the reduction of approximately $4.6 million and $1.0 million in our Mexican and Indian markets due to the change to the equity method of accounting for the results of these operations. The reduction of approximately $2.9 million in our industrial market segment during the six months ended June 30, 2005 as compared to the same period in 2004 was primarily due to a leveling-off of shipments of our certified engine packages and fuel systems in our U.S. Operations business segment, a softening of demand in our power generation market and the completion of an OEM program in U.S. Operations business segment.

Operating income decreased during the second quarter of 2005 by approximately $0.4 million, or 12.1%, from a $3.0 million in the second quarter of 2004 to $2.6 million in the second quarter of 2005. The decline in operating income was due to an increase of gross profit of $4.5 million due to $16.1 million in higher revenues offset by $4.9 million in higher operating expenses. The increases in both gross profit and operating expenses are attributed primarily to the inclusion of BRC financial results for the second quarter of 2005, which included approximately $6.2 million in gross profit, approximately $3.1 million in operating expenses and approximately $3.1 million in operating income. Gross profit for U.S. Operations and IMPCO International including eliminations declined approximately $1.7 million due to reduced revenues of approximately $5.4 million and operating expenses increased approximately $1.8 million due to accelerated amortization of $1.0 million related to the closure of the Seattle facility, higher equipment leasing costs of $0.3 million and higher outside professional fees of $0.4 million.

Operating income decreased during the six months ended June 30, 2005 by approximately $5.0 million, or 92.1%, from a $5.4 million in the first half of 2004 to $0.4 million in the first half of 2005. The decline in operating income was due to an increase of gross profit of $3.8 million due to $12.5 million in higher revenues offset by $8.7 million in higher operating expenses. The increases in both gross profit and operating expenses are attributed primarily to the inclusion of BRC financial results for the six months ended June 30, 2005, which included approximately $6.2 million in gross profit, approximately $3.1 million in operating expenses and approximately $3.1 million in operating income. Gross profit for U.S. Operations and IMPCO International including eliminations declined approximately $2.5 million due to reduced revenues of approximately $9.0 million and operating expenses increased approximately $5.7 million due to accelerated amortization of $1.0 million related to the closure of the Seattle facility, higher audit fees of $0.8 million, higher equipment leasing costs of $0.3 million and higher outside professional fees of $0.6 million, approximately $2.2 million in higher compensation and benefits costs related primarily to a new measurement date for stock options granted to two of our former officers and approximately $0.1 million for in-process research and development expenditures related to the acquisition of BRC, increased development costs for new products of $0.3 million and other of $0.4 million.

U.S. Operations For the three months ended June 30, 2004, revenues decreased by approximately $3.3 million to $22.2 million, or 12.8%, from $25.5 during the same period in the prior year. The decrease in revenues during the second quarter of 2005 was due primarily to a $2.3 million decrease in the industrial market and a $1.0 million decrease in transportation market. During the second quarter of 2004, revenues in our industrial market were increasing significantly due to shipments of our certified engine systems to customers required to comply with the EPA regulations effective January 1, 2004 that imposed more stringent emissions requirements on certain “off-road” vehicles. During the second quarter of 2005, shipments of our certified engine systems into distribution were lower than during the same period in the prior year because the initial demand for certified engines was met during 2004. Revenues declined in our transportation market segment by approximately $1.0 million primarily as a result of the completion of a vehicle conversion program.

For the six months ended June 30, 2005, revenues from U.S. Operations decreased by approximately $6.0 million to $42.3 million, or 12.5%, from $48.3 million during the same period in the prior year. The decrease in net revenues during the second quarter of 2005 was due primarily to a $4.4 million decrease in the industrial market and a $1.6 million decrease in the transportation market.

For the three months ended June 30, 2005, U.S. Operations recorded operating income of $2.0 million compared to $4.1 million in operating income during the same period in the prior year. Operating income was lower in the three months ended June 30, 2005 due to $1.1 million in lower gross profit due to lower revenues of $3.3 million and higher operating expenses of approximately $1.0 million due primarily to the acceleration of the amortization of leasehold improvements at the Seattle facility.

For the six months ended June 30, 2005, U.S. Operations recorded operating income of $3.8 million compared to $7.0 million in operating income during the same period in the prior year. Operating income was lower in the six months ended June 30, 2005 due to $1.8 million in lower gross profit from lower revenues of $6.0 million and higher operating expenses of approximately $1.4 million due primarily to the amortization of leasehold improvements at the Seattle facility, additional product development costs of $0.3 million and other costs of $0.1 million.

IMPCO International Operations For the three months ended June 30, 2005, revenues decreased by approximately $3.4 million, or 32.8%, to $6.9 million from $10.3 million during the same period in the prior year. The decrease in revenues during the second quarter of 2005 was primarily due to the reduction in our ownership in Mexico and India to 50%, when we changed to the equity method to recognize the results of operations in these countries. For the six months ended June 30, 2005, revenues decreased by approximately $4.7 million, or 23.4%, to $15.1 million from $19.7 million during the same period in the prior year. The decrease in revenues during the first half of 2005 was primarily due to the changes made in our ownership structure in Mexico and India.

For the three and six months ended June 30, 2005, operating income decreased by approximately $0.8 million, or 81.2%, and by approximately $1.3 million, or 54.9%, respectively, as compared to the same periods in 2004. We recorded additional reserves during the second quarter for inventory in our Mexican operations for $0.4 million and recorded other operating expenses of approximately $0.2 million.

BRC Operations BRC Operations became an operating segment of our business for the second quarter of 2005. BRC’s revenues and operating income for the second quarter of 2005 were approximately $21.5 million and $3.1 million, respectively.

Corporate Expenses Corporate expenses consist of general and administrative expenses that support our operating segments in areas such as executive management, finance, human resources, management information systems, professional legal and accounting services and investor relations. Corporate expenses for the three months ended June 30, 2005 were $2.3 million or $0.6 million higher than the same period of fiscal year 2004. For the six months ended June 30, 2005, corporate expenses were $7.1 million or $3.7 million greater than expenses recorded during the corresponding period of the prior year. Corporate expenses were higher in the three months ended June 30, 2005 due to higher outside professional fees of $0.4 million and higher equipment leasing costs of $0.3 million and other costs of $0.1 million. For the six months ended June 30, 2005, higher corporate costs were incurred in the amount of $3.7 million as compared to the same period in the prior year primarily due to approximately $2.2 million in higher compensation and benefits expenses related to the first quarter 2005 determination that the stock options currently held by two of our former officers required revised measurement dates in connection with their reduced responsibilities during the remaining terms of their respective employment agreements, increased costs of $0.3 million for equipment leasing and $1.5 million for increased outside professional fees incurred in the first and second quarters of 2005 in connection with the filing of our Form 10-K and Form 10-Q.

Interest Expense Net interest expense for the three months ended June 30, 2005 was approximately $0.1 million compared to $1.5 million for the corresponding period of 2004, or a decrease of $1.4 million, or 91.8%. This decrease is attributed to the prepayment of the $20.0 million Bison Loan in December 2004. During the second quarter of 2004, we were subject to a default rate of interest of 15.75% on a loan balance of $20.0 million. We also recognized non-cash interest expenses in the second quarter of 2004 in the amount of approximately $0.5 million due to amortization of approximately $7.5 million in debt issuance costs attributed to the Bison loan. In December 2004, BRC concluded a loan agreement in the amount of approximately $13.6 million, in which BRC will be required to pay $0.6 million in principal payments and interest based on the 3-month EURIBOR rate plus 1% per annum, which was approximately 3.2% at June 30, 2005. Accordingly, approximately $0.1 million was paid and recognized in the statement of operations for the three months ended June 30, 2005. Net interest expense for the six months ended June 30, 2005 was approximately $0.4 million as compared to $2.7 million for the comparable period of 2004. During the first quarter of 2005 and prior to the consolidation of BRC at March 31, 2005, we recognized interest expense in our consolidated financial statements in connection with a loan between IMPCO and MTM, a wholly owned subsidiary of BRC from which we borrowed $22.0 million in December 2004 for the purpose of prepaying the Bison loan in December 2004 (see Note 9(a) to the condensed consolidated financial statements). The MTM loan bears interest based on the 3-month EURIBOR rate plus 1.50% per annum, which was approximately 3.7% during the second quarter of 2005. Accordingly, approximately $0.2 million was paid in interest and recognized in the statement of operations for the three months ended March 31, 2005. Following the acquisition of BRC this expense is eliminated upon consolidation of BRC. Interest expense during the six month period ended June 30, 2004 included the effect of a default rate of interest under the Bison loan that averaged 14.25% and 15.75% during the first and second quarters of 2004, respectively, or approximately $1.5 million in total for the six month period. Approximately $1.0 million for non-cash interest expenses in the first and second quarters of 2004 was recognized in connection with the amortization of approximately $7.5 million in debt issuance costs attributed to the Bison loan.

Other Income and Expense In connection with the MTM Loan between IMPCO and MTM for $22.0 million in December 2004 and the hedging agreement by BRC during the first quarter of 2005 for the purpose of hedging the quarterly payments due under the MTM Loan, we recognized as other income and expense unrealized foreign exchange gains and losses with respect to “marking to market” of the MTM loan balance, and gains and losses with respect to the fair value determination of the hedging agreement. In the three months ended June 30, 2005, we recognized approximately $1.3 million in unrealized gains on foreign exchange between the U.S. dollar and the euro partially offset in the same periods by a recognized loss on the hedging agreement of approximately $0.7 million, respectively.

We routinely conduct transactions in currencies other than our reporting currency, the U.S. dollar. We cannot estimate or forecast the direction or the magnitude of any foreign exchange movements with any currency that we transact in; therefore, we cannot measure or predict the future impact of foreign currency exchange rate movements upon our consolidated financial statements.

Income in Unconsolidated Affiliates For the three and six months ended June 30, 2005, we recognized an expense of approximately $0.1 million and an income of approximately $0.9 million, respectively, as our share in the income or losses of unconsolidated affiliates. For the three and six months ended June 30, 2004, we recognized an income of approximately $0.3 million and $0.3 million, respectively, as our share in the income of unconsolidated affiliates. During the three months ended March 31, 2005, and prior to the acquisition of the remaining 50% of BRC, we recognized in our consolidated financial statements approximately $1.1 million as our share of the earnings of BRC as compared to $0.2 million for the six month period ended June 30, 2004. BRC recorded an 86% increase in revenues, after translation into U.S. dollars, during the first quarter of 2005 over the corresponding quarter of 2004. BRC recognized an unrealized gain on foreign exchange during the first quarter of 2005 of approximately $1.2 million, of which we recognized approximately $0.6 million during the first quarter of 2005.

Provision For Income Taxes During the second quarter ended June 30, 2005, we recognized approximately $2.0 million in income tax expense from our foreign operations representing a 47% effective tax rate. For the U.S. operations, we recorded a tax benefit of approximately $1.5 million based on $2.6 million in losses for the second quarter ended June 30, 2005, and a related increase in net deferred tax assets of $ 1.5 million attributable to net operating loss carryforwards. After considering the likelihood of recoverability of the additional deferred tax assets, we recognized an increase in the valuation allowance for deferred taxes by the same amount. Consequently, no tax provision was recorded for the U.S. operations during the second quarter ended June 30, 2005.

Management will continue to monitor the future recoverability of the $8.2 million in deferred tax assets recognized on the balance sheet as of June 30, 2005. Included in the foreign tax provision of $2.0 million, approximately $1.7 million of tax expense, or an effective tax rate of 41% on pretax income of approximately $4.1 million, is related to BRC for the three months ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES.

Our ongoing operations are funded by cash generated from operations, debt financings and sales of our equity securities. In addition, these sources of cash provide for capital expenditures and research and development, as well as to invest in and operate our existing operations and prospective new lines of business.

At June 30, 2005, our cash and cash equivalents totaled approximately $16.4 million, compared to cash and cash equivalents of approximately $8.4 million at December 31, 2004.

We currently are party to two significant credit agreements:

•	An asset-based lending facility with LaSalle Business Credit LLC (“LaSalle”) dated July 22, 2003, as amended as of March 29, 2005 and August 2, 2005. This revolving credit facility carries an interest rate per annum equal to prime plus 1.0%, which amounted to 6.25% per annum at December 31, 2004 and 7.25% at June 30, 2005, and has a borrowing limit equal to 85% of our eligible accounts receivable plus the lesser of $4,500,000 or 60% of our eligible inventory as measured from time to time, subject to reasonable reserves established by LaSalle in its discretion, and as of March 29, 2005 carries a maximum borrowing limit of $9.0 million. This lender has a senior security interest in substantially all of our assets located in the United States. At June 30, 2005 our outstanding balance under this loan agreement was $6.1 million, as compared to $7.7 million at December 31, 2004, and our maximum available borrowing amount based on eligible accounts receivable and eligible inventory as of June 30, 2005 was $8.0 million, which left actual available borrowing capacity of approximately $1.9 million as of that date. In accordance with the Third Amendment to the Loan and Security Agreement, dated March 29, 2005, the credit facility was extended by one year and matures on July 18, 2007. Additionally, we negotiated and agreed with LaSalle to amend the loan covenants in effect in the original agreement, as amended, and to replace certain covenants that we achieve certain minimum levels of consolidated and domestic earnings before interest and taxes adjusted for depreciation and amortization (“EBITDA”) on a quarterly basis, the quarterly consolidated and domestic fixed charge coverage ratio covenant and the quarterly consolidated and domestic leverage ratio covenant and incorporate a new covenant that we maintain a minimum defined quarterly level of pre-tax income (income before taxes) for both domestic and consolidated basis. We also negotiated revised covenants for domestic and consolidated tangible net worth at December 31, 2004. Although we were out of compliance with the EBITDA, fixed change ratio and leverage ratios at December 31, 2004, the third amendment to the LaSalle Agreement reserved or set aside these covenants resulting in current compliance with loan covenants. At June 30, 2005, we were not in compliance with the domestic pre-tax income covenant as established within the Third Amendment to the Loan and Security Agreement, dated March 29, 2005. We obtained the necessary waivers from LaSalle and on August 2, 2005, we renegotiated as part of the Fourth Amendment to the Loan and Security Agreement the domestic pre-tax covenant for the third and fourth quarters of 2005.

•	The MTM Loan pursuant to which we borrowed approximately $22.0 million from MTM on December 23, 2004. The proceeds of the loan were used to retire approximately $22.0 million of our indebtedness under the Bison Loan, an amount that included a prepayment premium and accrued but unpaid interest, which carried an annual interest rate of 18.75% as of December 31, 2004. The MTM loan, which was guaranteed by Mr. Costamagna and his brother, Pier Antonio Costamagna, carries a rate equal to 1.5% above 3-month EURIBOR per annum, which was at 3.7% during the second quarter of 2005, provided that the rate will increase to 3.5% above 3-month EURIBOR after and during the continuance of a default under the loan agreement and to 6.5% above 3-month EURIBOR on any unpaid portion of the loan outstanding 30 days after the maturity date of December 31, 2009. The loan will be repaid in quarterly installments beginning on April 1, 2005, each in the amount of not less than $650,000 in the first two years, $800,000 in the third year, $1,000,000 in the fourth year and $1,150,000 in the final year, with any remaining unpaid principal and interest to be repaid upon maturity. The loan agreement provides for automatic acceleration of the MTM loan in case of a default due to nonpayment for more than 15 days after the date due or due to the termination of Mariano Costamagna as our Chief Executive Officer or a material breach of his employment agreement. The loan agreement also provides for acceleration of the loan upon notice from MTM in case of any other default under the agreement. The loan agreement contains restrictive covenants limiting our ability to: terminate Mariano Costamagna as our Chief Executive Officer, with certain exceptions for termination upon Mr. Costamagna’s death, incur additional debt obligations (other than unsecured trade credit, capital leases and additional debt obligations pursuant to the senior credit facility with LaSalle); merge, consolidate or sell our assets; purchase, retire or redeem our capital stock; and make capital expenditures in excess of $2.5 million in any fiscal year. At June 30, 2005, the amount owed under this loan agreement was approximately $20.7 million and we were compliant with the covenants therein and other related terms and conditions.

As a result of the consolidation of BRC’s balance sheet into IMPCO’s balance sheet, the following loans, which were not presented in our balance sheet at December 31, 2004, are included in our balance sheet at June 30, 2005, and the MTM loan has been eliminated for purposes of the balance sheet consolidation:

•	On December 2, 2004, MTM entered into a five-year unsecured term loan agreement with Unicredit Banca Medio Credito S.p.A. (“Unicredit”) of Italy in which MTM received $13.6 million (at December 31, 2004 exchange rate). The primary purposes of the Unicredit Loan were to improve MTM’s working capital and to consolidate various mid- to long-term debt obligations with a single lender on more attractive terms. The payment terms are such that MTM will pay approximately $0.6 million on a quarterly basis throughout the term of the loan and interest based on the 3-month EURIBOR rate plus 1% per annum, which was 3.2% at December 31, 2004 and at June 30, 2005. At June 30, 2005, the amount outstanding was approximately $10.9 million. The loan agreement requires that MTM maintain a debt to equity ratio of less than 0.80 and MTM is required to not remit dividends based on income for the fiscal years 2004 and 2005. At June 30, 2005, the MTM debt to equity ratio was 0.54.

•	In 1998 and 2002, BRC entered into unsecured term loan agreements with the Italian Ministry of Industry for the purpose of funding the acquisition of property, plant and equipment and research and development expenditures. The loans are repayable through annual installments and through 2011 at a subsidized rate of 3.25%. At June 30, 2005, approximately $0.9 million was owed under these agreements.

•	At June 30, 2005, BRC had an unsecured line of credit amounting to approximately $1.3 million with no outstanding balance. Additionally, BRC has up to a $7.4 million line of credit secured by customer account receivable drafts, which has a current availability of $6.2 million. The weighted average interest rate on these short-term borrowings was approximately 3.0% at June 30, 2005. The balance of $1.2 million at June 30, 2005 was under the secured line of credit and both lines of credit are callable on demand.

In February 2005, we concluded a public offering in which we sold 4.6 million shares of our common stock to investors and realized net proceeds of $24.1 million net of issuance costs of approximately $2.3 million. We paid to the sellers of BRC $10.0 million on March 31, 2005 in addition to the issuance of 5,098,284 shares of our common stock valued for accounting purposes at $5.74 per share.

Our ratio of current assets to current liabilities was 1.7:1 at June 30, 2005 and 1.5:1 at December 31, 2004. At June 30, 2005, our total working capital had increased by $26.0 million to $41.1 million from $15.1 million at December 31, 2004. This increase is due primarily to the consolidation of BRC, which at June 30, 2005, represented approximately $13.2 million in working capital, higher cash balances of approximately $7.9 million resulting from the February 2005 public offering, the elimination upon consolidation of $2.6 million for the current portion of the MTM Loan and an increase in inventory in U.S. Operations and IMPCO International of approximately $3.3 million, partially offset by a $1.0 million increase in current liabilities.

Net cash used by operating activities for the six months ended June 30, 2005, including the effect of BRC for the three months ended June 30, 2005, was $1.0 million, compared to $7.5 million used by operations for the six months ended June 30, 2004. The cash flow used by operating activities for the six months ended June 30, 2005 resulted primarily from a net loss of $1.0 million, adjusted favorably for non-cash charges for depreciation and amortization of $2.6 million, minority interest in consolidated subsidiary of $0.5 million, one-time charges for in-process R&D for $0.1 million, additional inventory reserves of $0.6 million and for the expense effect of new measurement dates for the stock options held by former executive officers of $1.8 million, and partially offset by our share in income of unconsolidated affiliates of $1.2 million, and the net effect of a gain on foreign exchange movements and the fair value adjustment for the hedge agreement of $0.9 million. Changes in working capital that positively affected cash flows were an increase of accounts receivable of $0.8 million and an increase in accrued expense of $3.3 million, offset partially by cash flows of $2.8 million and $4.8 million associated with an increase of inventory and a decrease of accounts payable, respectively. For the comparable six months ended June 30, 2004, cash used by operating activities was $7.5 million consisting of net income of $1.5 million, adjusted for non-cash charges for depreciation and amortization expense of $1.7 million and interest accrued on the Bison Loan of $0.3 million offset partially by $0.6 million for our share in the income of unconsolidated affiliates and $0.5 million for minority interests in consolidated subsidiaries. Working capital changes that negatively affected cash were increases in accounts receivable and the net effect of all other assets and liabilities of $11.5 million and $1.2 million, respectively, offset by positive effects on cash flow related to increase of $2.0 million in accounts payable, a decrease of $0.2 million in inventory, a decrease in deferred taxes of $0.3 million and all other of $0.3 million. During the first half of 2004, the initial launch of our certified engine systems product line was the primary reason for the significant cash outflows on an operating basis.

Net cash used in investing activities for the six months ended June 30, 2005, was $11.0 million, an increase of $10.6 million from the six months ended June 30, 2004. This increase is due primarily to payments made to BRC shareholders totaling $10.0 million as part of the acquisition of the remaining 50% of BRC completed on March 31, 2005. Investing activities for the six months ended June 30, 2005 includes approximately $1.6 million of cash on BRC’s balance sheet as acquired cash on March 31, 2005.

Net cash provided by financing activities for the six months ended June 30, 2005, including the effect of BRC for the three months ended June 30, 2005, was $20.5 million or an increase of $16.0 million from $4.5 million provided in financing activities in the six months ended June 30, 2004. This increase was due primarily to the $24.1 million net proceeds from the equity offerings in February

2005 in which 4.6 million shares were sold to investors at a price of $5.75 before underwriter fees and expenses of approximately $2.3 million.

We believe that our existing capital resources together with revenue from continuing operations should be sufficient to fund operations for the next 12 months. We have been successful in acquiring necessary waivers to our loan covenants and in revising our covenants to the LaSalle agreement as required; however, we cannot assure investors that LaSalle or any other lender will agree to amend the financial covenants or grant further or continuing waivers in the future. If we cannot obtain the necessary waivers or amendments, or return to compliance with these and all other loan covenants, our lenders may accelerate our debt, foreclose on certain of our assets or take other legal action against us that, alone or in the aggregate, may have a material adverse effect on our results of operations.

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

Contractual Obligations

The following table contains supplemental information regarding total contractual obligations as of June 30, 2005. The capital lease obligations are undiscounted and represent total minimum lease payments.

	Payments Due by Period
Contractual Obligations	Total	Less than One Year	2-3 Years	4-5 Years	More Than 5 Years
Revolving lines of credit	$7,814	$7,814	$—	$—	$—
Term loans payable	12,122	2,950	5,108	3,912	152
Capital lease obligations	201	28	173	—	—
Operating lease obligations	12,434	2,212	3,356	3,003	3,863
Other and miscellaneous	4,205	1,260	1,865	1,080	—

Totals	$36,776	$14,264	$10,502	$7,995	$4,015

RISK FACTORS

We currently have substantial debt that we may be unable to service.

We are highly leveraged and have significant debt service obligations. As of June 30, 2005, we had aggregate outstanding indebtedness, including trade payables of approximately $26.0 million, of $49.3 million as compared to total stockholders’ equity of $99.0 million. Our Credit Facility with LaSalle has a maximum borrowing limit of $9.0 million, which was limited based on our eligible accounts receivable and our eligible inventory as of June 30, 2005, to approximately $8.0 million. Of that amount, $6.1 million was outstanding as of June 30, 2005, leaving approximately $1.9 million unused and available.

We borrowed in December 2004 $22.0 million from MTM ($20.7 million unpaid at June 30, 2005). Although this loan has been eliminated from the balance sheet due to consolidation of BRC, this loan may be accelerated in the event that any payment is not made within 15 days of the date when due, the termination of Mariano Costamagna’s employment for any reason whatsoever, with limited exceptions for termination occasioned by his death, or we materially breach Mariano Costamagna’s employment agreement. The MTM loan agreement also provides for acceleration of the loan upon notice from MTM in case of any other default under the loan agreement. Also, Mariano Costamagna and Pier Antonio Costamagna have guaranteed the MTM loan. In return for Messrs. Costamagnas’ guaranties, we have pledged our equity interest in BRC as collateral in the event the guarantee is utilized. In December 2004, MTM incurred $13.6 million ($10.9 million unpaid at June 30, 2005) of indebtedness in order to improve MTM’s working capital and to consolidate various mid- to long-term debt obligations with a single lender. In addition, as of June 30, 2005, BRC had other outstanding indebtedness of approximately $2.1 million.

Our debt subjects us to numerous risks, including the following:

•	we will be required to use a substantial portion of our cash flow from operations to pay interest on our debt, thereby reducing cash available to fund working capital, capital expenditures, strategic acquisitions, investments and alliances, and other general corporate requirements;

•	our leverage may increase our vulnerability to general economic downturns and adverse competitive and industry conditions and may place us at a competitive disadvantage compared to those of our competitors who are less leveraged;

•	our debt service obligations may limit our flexibility to plan for, or react to, changes in our business and in the industry in which we operate;

•	our level of debt may make it difficult for us to raise additional financing on terms satisfactory to us; and

•	if we do not comply with the financial and other restrictive covenants in our debt instruments, any such failure could, if not cured or waived, have a material adverse effect on our ability to fulfill our obligations and on our business or prospects generally, including the possibility that our lenders might foreclose on our assets.

We have recently been in default under our primary debt facilities, and we cannot assure you that we will be able to avoid events of default or noncompliance in the future, to obtain amendments to our debt facilities, or to refinance our indebtedness if events of default were to occur.

Our debt requires us to maintain specified financial ratios and meet specific financial tests. For example, our amended loan agreement with LaSalle requires us to generate specified amounts of pre-tax income, tested quarterly during 2005 and on a rolling basis thereafter. Our failure to comply with these covenants would result in events of default that, if not cured or waived, could require us to repay these borrowings before the due date. If we are unable to make a required repayment and are not able to refinance these borrowings, our lenders could foreclose on our assets. If we were unable to refinance these borrowings on favorable terms, our business could be adversely impacted.

At December 31, 2004, and at June 30, 2005, we were in default on borrowings under the LaSalle Credit Facility for not meeting certain financial covenants at each of these dates. The third amendment to the LaSalle loan, dated March 29, 2005, reserved or set aside the EBITDA, fixed charge ratio and leverage ratios that we were not in compliance with on December 31, 2004. As of June 30, 2005, we did not meet the specified levels of pretax income for U.S. operations. We obtained a waiver of the specific covenants and renegotiated as the fourth amendment to the LaSalle loan the domestic pre-tax income covenants for the third and fourth quarters of 2005. We may not be successful in obtaining waivers in the future should our operating results fail to achieve the specified amounts of income as defined in the covenants.

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

Mariano Costamagna and Pier Antonio Costamagna have guaranteed our performance under the MTM loan and, in connection with those guarantees, we have pledged our BRC equity interest and made certain other concessions to them.

Because of certain requirements arising under Italian law, Mariano Costamagna and Pier Antonio Costamagna (the “Founders”) have jointly and severally guaranteed our performance under the MTM loan agreement. In order to secure their recourse in the event that guaranty is exercised and the Founders are required to make payments of the amounts due, we have pledged to the Founders our entire interest in BRC. If we fail to perform the terms of the MTM loan and the Founders are required to fulfill their guarantees, the Founders may require us to reimburse them for their payments as guarantors, or they may take possession of our equity interest in BRC, or both. If the Founders were to take possession of the BRC equity interest in total or partial satisfaction of their rights under the pledge agreement, we would lose our rights to participate in BRC’s earnings and assets. This could have a material adverse effect upon our earnings and our assets.

We have a history of significant cash outflows that may limit our ability to grow and may materially and adversely impact our prospective revenues and liquidity.

We have experienced operating losses and net cash outflows. At June 30, 2005, our cash and cash equivalents totaled approximately $16.4 million and our working capital was $41.1 million. We have experienced significant cash outflows in connection with our initial equity investment in BRC and servicing our debt. Based upon our eligible accounts receivable and our eligible inventory as of June 30, 2005 our funds available for borrowing under our senior secured credit facility were approximately $8.0 million, of which approximately $6.1 million was outstanding, leaving approximately $1.9 million unused and available. As of June 30, 2005, we had total stockholders’ equity of $99.0 million and an accumulated deficit of $90.3 million. Moreover, our loan agreement with MTM requires us to repay MTM the principal according to the following schedule, with an additional $5.0 million “balloon payment” of accrued interest and unpaid principal due on December 31, 2009:

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

Technology companies in general and our company in particular have a history of depending upon and using broad based employee stock option programs to hire, to motivate and to retain employees in a competitive marketplace. Currently, we do not recognize compensation expense for stock options issued to employees or directors, except in limited cases involving modifications of stock options. We instead disclose in the notes to our financial statements information about what such charges would be if they were expensed. An accounting standard setting body has recently adopted a new accounting standard that will require us to record equity-based compensation expense for stock options and employee stock purchase plan rights granted to employees based on the fair value of the equity instrument at the time of grant. We will be required to record these expenses beginning with our first quarter of fiscal 2006. The change in accounting rules will lead to increased reported net loss or, should we become profitable, a decrease in reported earnings. This may negatively impact our future stock price. In addition, this change in accounting rules could impact our ability to utilize broad based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

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

Mariano Costamagna, BRC’s co-founder and our director, has entered into an employment agreement, pursuant to which he became our Chief Executive Officer until May 31, 2009. Mariano Costamagna’s employment will include an initial base salary of $360,000 annually, as well as bonuses, benefits and expenses. If, during the term of his employment, we terminate Mr. Costamagna’s employment other than for “cause,” or if Mr. Costamagna resigns for “good reason,” we must pay Mr. Costamagna a severance payment equal to $5.0 million (subject to certain limited reductions if Mr. Costamagna sells more than 20% of the stock he has received in connection with our acquisition of BRC). The required severance payment may limit our board of directors’ ability to decide whether to retain or to replace Mr. Costamagna or to reallocate management responsibilities among our senior executives, a fact that may, in certain circumstances, have an adverse effect on our business, operations and financial condition. Moreover, the loan to us from MTM can be accelerated in the event that Mr. Costamagna’s employment is terminated for any reason (with limited exceptions for termination upon Mr. Costamagna’s death) or if we otherwise materially breach his employment agreement.

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

Adverse currency fluctuations may hinder our ability to economically procure key materials and services from overseas vendors and suppliers, may affect the value of our debt, and may affect our profit margins.

We have significant operations outside of the United States. As a result, we engage in business relationships and transactions that involve many different currencies. Exchange rates between the U.S. dollar and the local currencies in these foreign locations where we do business can vary unpredictably. These variations may have an effect on the prices we pay for key materials and services from overseas vendors in our functional currencies under agreements that are priced in local currencies. If exchange rates with local currencies decline, our effective costs for such materials and services would increase, adversely affecting our profitability.

Our financial results are significantly influenced by fluctuations in foreign exchange rates.

BRC recognized an approximate $2.5 million unrealized gain on foreign exchange during the first six months of 2005 in connection with the five year $22.0 million loan agreement with IMPCO that is denominated in U.S. dollars. We recognized over the same six month period approximately $1.9 million as our share in the foreign exchange gains recognized by BRC. Fluctuations in foreign exchange rates in the future could impact the financial results and cause net income and earnings per share to decline dramatically. We may be unable to effectively hedge its exposure to this risk or significantly reduce its foreign exchange risk. BRC entered into a three-year hedging agreement on January 5, 2005 for the purpose of hedging the quarterly payments being made by IMPCO to BRC under the MTM loan leaving $13.6 million unhedged. During the second quarter of 2005, BRC recognized approximately $0.7 million in expense as an adjustment to the fair value of the hedge agreement.

We derive income from unconsolidated foreign companies that we do not control.

A portion of our income is generated from the operations of unconsolidated foreign subsidiaries in which we hold minority interests. Although the agreements that govern our relationships with these entities provide us with some level of control over our investments, we do not have the ability to control their day-to-day operations or their management. As a result, we cannot control these entities’ ability to generate income. As of December 31, 2004, we no longer fully consolidate our operation in India due to our 50% ownership, and, since we no longer have effective control. As of December 31, 2004, we established a 50% joint venture in Mexico for the purpose of serving the Mexican market. We consolidate the results of this joint venture into our results using the equity method of accounting. As of March 31, 2005 and as part of the BRC acquisition, we now recognize 50% of the earnings and losses of WMTM Equipamentos de Gases, Ltda, a Brazilian joint venture with an American partner, and 50% of the earnings and losses of MTE, S.r.l., an Italian company.

We may record additional costs resulting from the allocation of the purchase price of the BRC acquisition.

We have applied the purchase method of accounting for business combinations, which requires that we allocate approximately $67.6 million that we have invested in the acquisition of BRC, and there may be additional costs charged to the statement of operations that may cause net income and earnings per share to decline. We have not finalized the purchase price allocation and, in addition to the in-process research and development costs of $0.1 million that we recognized in the first half of 2005, there may be additional costs for in-process R&D and amortization costs resulting directly from the identification of other intangible assets, their related fair values and amortization expense recognition over their remaining useful lives.

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

Our business has fluctuated significantly as a result of regulation of vehicle emissions. For example, our 78% increase in revenue from U.S. operations during fiscal year 2004 over fiscal year 2003 is primarily attributable to the U.S. EPA’s recently promulgated regulations requiring strict emission certification requirements for nonroad spark-ignition engines over 19 KW (25 hp). If regulations relating to vehicle emissions are amended in a manner that may allow for more lenient standards, or if the implementation of such standards is delayed or suspended, the demand for our products and services could diminish and our revenues could decrease. In addition, demand for our products and services may be adversely affected by the perception that emission regulations will be suspended or delayed.

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

Substantial sales of our common stock, including shares issued upon exercise of our outstanding options and warrants, in the public market or the perception by the market that these sales could occur, could lower our stock price or make it difficult for us to raise additional equity. As of June 30, 2005, we had 28,593,841 shares of common stock outstanding, excluding 23,856 shares issued but held by IMPCO as treasury stock. Of these shares, 27,669,315 shares are currently freely tradable and 924,526 shares, which otherwise are freely tradable, are subject to a lockup agreement that restricts their resale until certain dates in 2005 and 2006. The following table presents the relevant expiration dates and the number of shares as to which the lockup agreement expires:

Date	Number of Shares Available for Sale
August 1, 2005	460,601
February 1, 2006	463,925

As of June 30, 2005 up to 775,000 shares of our common stock were issuable upon exercise of warrants outstanding as of that date, all of which may be freely tradable upon exercise thereof. Furthermore, as of June 30, 2005, up to 3,395,856 shares are issuable upon the exercise of options of which 1,431,019 are vested and exercisable. Subject to applicable vesting and registration requirements, upon exercise of these options the underlying shares may be resold into the public market. In the case of outstanding options and warrants that have exercise prices less than the market price of our common stock from time to time, investors would experience dilution. We cannot predict if future sales of our common stock, or the availability of our common stock for sale, will harm the market price of our common stock or our ability to raise capital by offering equity securities.

Class action litigation due to stock price volatility or other factors could cause us to incur substantial costs and divert our management’s attention and resources.

During the 52 weeks ended July 18, 2005, our stock price has fluctuated from a low of $2.70 to a high of $7.75. In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. Companies in the technology industries are particularly vulnerable to this kind of litigation due to the high volatility of their stock prices. Accordingly, we may in the future be the target of securities litigation. Any securities litigation could result in substantial costs and could divert the attention and resources of our management.

Pursuant to Internal Revenue Code Sec. 382 and 383, certain changes in ownership structure may partially or fully limit future use of net operating losses and tax credits available to offset future taxable income and future tax liabilities, respectively.

The Company sold 4.6 million shares of its common stock in a public offering for the purposes of providing the cash portion of the BRC purchase price and for working capital. In addition, on March 31, 2005, the BRC purchase transaction was closed, resulting in the issuance of 5.1 million shares of the Company’s common stock. These common stock issuances, when measured against other historical common stock issuances and application to the IRS code, may result in a limitation on our realization of deferred tax assets. Consequently, the Company’s net deferred and current tax assets of $8.1 million at June 30, 2005 may be reduced in the future if this limitation occurs.

Derivative Financial Instruments

We have used derivative financial instruments for the purpose of reducing our exposure to adverse fluctuations in interest and foreign exchange rates. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged. We are not a party to leveraged derivatives and do not hold or issue financial instruments for speculative purposes. On January 5, 2005, BRC arranged for a three year forward foreign exchange agreement with a third party for the purpose of hedging the foreign exchange risk between the euro and the U.S. dollar in connection with the quarterly payments that IMPCO makes to BRC in accordance with the MTM loan agreement. We concluded that this agreement did not meet the requirements for hedge accounting in accordance with SFAS No. 52, Foreign Currency Translation, as amended; we adjusted the fair value of the derivative agreement by approximately $0.7 million and recognized an expense in the same amount on its statement of operations for the three and six months ended June 30, 2005. Pursuant to SFAS No. 52, we recognized in our condensed consolidated statement of operations for the three and six months ended June 30, 2005 approximately $1.3 million and approximately $1.9 million of unrealized foreign exchange gain as the result of movements between the euro and the U.S. dollar during the first half of 2005 and the MTM loan that is to be settled in U.S. dollars. The January 5, 2005 hedging agreement initiated by BRC is not designed to hedge the foreign exchange risk associated with the “marking to market” of the carrying value of the loan; it was designed to hedge only the quarterly payments from April 1, 2005 to January 1, 2008 leaving $13.6 million in future principal payments unhedged.

The results and financial condition of our international operations are affected by changes in exchange rates between certain foreign currencies and the U.S. Dollar. Our exposure to fluctuations in currency exchange rates has increased as a result of the growth of our international subsidiaries. The functional currency for each of our international subsidiaries is the local currency of the subsidiary. An increase in the value of the U.S. dollar relative to these currencies increases costs incurred by the subsidiaries because most of our international subsidiaries’ inventory purchases are U.S. Dollar denominated, adversely affecting our competitiveness and profitability. We monitor this risk and attempt to minimize the exposure through the management of cash disbursements in local currencies and, when deemed appropriate, the use of foreign currency contracts.

We seek to hedge our foreign currency economic risk by minimizing our U.S. Dollar investment in foreign operations using foreign currency term loans to finance the operations of our foreign subsidiaries. The term loans are denominated in local currencies and translated to U.S. Dollars at period end exchange rates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The SEC requires that registrants include information about potential effects of changes in currency exchange rates in their interim and annual filings. The following discussion is based on a sensitivity analysis, which models the effects of fluctuations in currency exchange rates. This analysis is constrained by several factors, including that it is based on a single point in time and that it does not include the effects of other complex market reactions that would arise from the change modeled. Although the results of this analysis may be useful as a benchmark, they should not be viewed as forecasts.

Our most significant foreign currency exposure relates to the euro. On January 5, 2005, BRC entered into forward foreign exchange agreements covering a three-year period for the purpose of hedging the foreign exchange risk between the euro and the U.S. dollar in connection with the quarterly payments made by IMPCO to BRC under the terms of the MTM Loan. As of June 30, 2005 and December 31, 2004, the notional amounts of the hedging agreements were $8.5 million and $0, respectively The fair values of these contracts as of June 30, 2005 and December 31, 2004 were $8.7 million and $0 million, respectively. We measured the sensitivity of the fair value of the hedge agreements for two hypothetical cases: a 10% strengthening and a 10% weakening of the spot rate for the U.S. dollar against the euro of $1.206 to the euro at June 30, 2005. The analysis showed that a 10% strengthening of the U.S. dollar would have resulted in a loss in the fair value of the hedge agreement of $1.8 million during the second quarter of 2005 instead of the actual loss recorded of $0.7 million. If the U.S. dollar had weakened against the euro by 10%, the analysis would have resulted in an $8,000 gain during the second quarter of 2005 instead of the $0.7 million loss.

Additional information relating to our foreign currency exposures are discussed under the heading “Derivative Financial Instruments” included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and the Interim Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, the disclosure controls and procedures were not effective. We reported in our annual report on Form 10-K for the fiscal year ended December 31, 2004 and in our quarterly report on Form 10-Q for the three months ended March 31, 2005 that management had determined that internal controls were ineffective. Although we believe we have made significant progress to remediate these material weaknesses in a timely manner, we cannot report that, as of June 30, 2005, any of the reported weaknesses has been thoroughly re-tested or re-audited by our registered independent auditors to verify management’s assessment of the effectiveness of internal controls over financial reporting.

The following summarizes the steps that we have taken to remedy the material weaknesses, that we identified in our annual report on Form 10-K for the fiscal year ended December 31, 2004 and in our quarterly report on Form 10-Q for the quarter ended March 31, 2005:

Cycle Counts of Inventory: We are reviewing and making modifications to internal systems and material handling procedures that significantly influence the quality of daily cycle counts, including improved training and documentation, and a complete physical inventory during the remainder of this fiscal year.

Cash flow Statements and Deferred Taxes: We have established improved controls over these areas through additional reviews by qualified in-house personnel and assistance from qualified outside professional firms.

Segregation of Duties in Australian Subsidiary: We have established improved controls over cash disbursements and reporting at the Australian subsidiary through additional levels of approval and will be conducting detailed on-site reviews of the foreign locations through internal audits.

Board of Directors’ Resolutions and Documentation: The board of directors has appointed a partner from our outside counsel as the new board secretary, who is responsible for developing an accurate written record of all board resolutions. The Chief Financial Officer is responsible for evaluating and communicating to the members of the board the accounting and financial reporting impact of all board resolutions.

Stock-based Compensation: We have established additional review procedures by appropriate personnel to ensure future transactions related to stock options are understood and reported properly.

On March 31, 2005, we completed our acquisition of BRC. An assessment of the change to internal control over financial reporting related to this acquisition has been excluded from this quarterly report on Form 10-Q and will be included in our annual report on Form 10-K for the year ended December 31, 2005.

PART II – OTHER INFORMATION

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) – (b) Not applicable.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2005	1,065	$6.07	—	—
February 1-28, 2005	10,871	5.94	—	—
March 1-31, 2005	663	5.77	—	—
April 1-30, 2005	893	4.37	—	—
May 1-31, 2005	3,124	3.35	—	—
June 1-30, 2005	3,060	4.51	—	—

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Stockholders was held on June 9, 2005.

(b)	The stockholders voted to elect the following nominees as directors for a three-year term:

Nominee	Votes for	Votes Withheld
Norman L. Bryan	22,359,921	2,407,513
Don J. Simplot	20,593,025	4,174,409

ITEM 5.	OTHER INFORMATION

(a)	None

(b)	There have been no material changes in the procedures for shareholders to nominate directors to the board.

ITEM 6.	EXHIBITS

The following documents are filed as exhibits to this Quarterly Report:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Interim Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

IMPCO TECHNOLOGIES , INC.

Date: August 9, 2005	By:	/s/ Thomas M. Costales
Thomas M. Costales Interim Chief Financial Officer and Treasurer [Authorized Signatory]

INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Interim Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350