Form 10-Q/A
period 2005-06-30
IMPCO TECHNOLOGIES INC
filed 2005-09-02
CIK 790708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1 to the

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

Explanatory Note

This amendment to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (the “Form 10-Q”) has been filed solely to amend and restate in their entirety Exhibits 31.1 and 31.2 to the Form 10-Q. No other changes have been made to the Form 10-Q or any other exhibit thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMPCO TECHNOLOGIES , INC.

Date: September 2, 2005	By:	/s/ Thomas M. Costales
Thomas M. Costales Interim Chief Financial Officer and Treasurer [Authorized Signatory]