Form 10-K/A
period 2004-12-31
IMPCO TECHNOLOGIES INC
filed 2005-11-21
CIK 790708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 2

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of June 30, 2004, the end of the registrant’s most recent second fiscal quarter, was approximately $104.1 million based upon the closing sale price of the Registrant’s Common Stock on such date, as reported on the Nasdaq National Market.

As of November 18, 2005, the Registrant had 28,902,791 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be filed not later than 120 days after December 31, 2004 are incorporated by reference into Part III.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains forward-looking statements that involve risks and uncertainties. Statements about our plans, intentions and expectations are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and assumptions. We use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of these words and similar expressions to help identify forward-looking statements. These statements are not guarantees of future performance or courses of actions and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors” and elsewhere in this Annual Report. You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of the filing of this Annual Report.

EXPLANATORY NOTE

The purpose of this second amendment to our Annual Report on Form 10-K/A is to restate the audited financials of IMPCO Technologies, Inc. (the “Company”, “we”, “us” or “our”) for the fiscal year ended December 31, 2004, to reflect certain amounts on our financial statements identified by us as errors during the third quarter of 2005. We determined that on the consolidated balance sheet as of December 31, 2004 goodwill, investment in affiliates, minority interest liability and accumulated deficit were incorrectly stated and are amended therein. Consequently, on the consolidated balance sheet as of December 31, 2004, total assets, total stockholders’ equity and total liabilities and stockholders’ equity are restated. On the consolidated statements of operations for the three and twelve months ended December 31, 2004, we determined that impairment loss of goodwill and minority interest in income of consolidated subsidiary were incorrectly stated and are amended therein. Consequently, on the consolidated statements of operations for the fourth quarter and the full year 2004, total costs and expenses, operating income, loss from continuing operations before income taxes and equity share in income of unconsolidated affiliates, loss from continuing operations before minority interest, minority interest in income of consolidated subsidiaries, net loss, and basic and diluted loss per share are restated. We have also restated the business segment disclosure in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). We have been requested by the Securities and Exchange Commission (the “SEC”) to incorporate in all our future filings with the SEC recommended changes that enhance and improve the quality of our financial reporting and related disclosures. In this regard, we have incorporated the recommended changes in this second amendment to our 2004 Annual Report on Form 10-K/A.

The Items of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 which are amended and restated herein are:

1.	Item 7—MD&A, has been amended to reflect the classification of the impairment loss of goodwill, previously reported as part of Corporate, to the International Operations business segment.

2.	Item 9A—Controls and Procedures, has been amended to report a material weakness in the area of general ledger account analysis and reconciliation in connection with the restatement of the financial results for the periods ending and ended December 31, 2004.

3.	Report of the Independent Registered Independent Accounting Firm has been amended to include a dual date opinion as of October 28, 2005.

4.	Item 15a (1)—Consolidated Financial Statements of IMPCO Technologies, Inc., is restated and amended including the Report of the Independent Registered Independent Accounting Firm, with respect to BDO Seidman, to include a dual date opinion as of October 28, 2005.

5.	Item 15a (3)—Supplemental Financial Statement, the Report of the Independent Registered Independent Accounting Firm has been amended to include a dual date opinion as of October 28, 2005.

6.	Item 6—Selected Financial Data, has been amended and restated.

7.	The Signature Page has been amended to reflect our current officers and directors.

8.	The Certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 have been amended as exhibits.

9.	The Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002 have been amended as exhibits.

The remaining items in the previously issued Form 10-K were not amended; however, the following items are removed from the second amended report on Form 10-K/A as they are not amended and are not relevant: Item 2 Properties, Item 3 Legal Proceedings, Item 4 Submission of Matters to a Vote of Security Holders, Item 5 Market for the Company’s Common Equity and Related Stockholders’ Matters and Item 9B Other Information, Item 11 Executive Compensation, Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13 Certain Relationships and Related Transactions and Item 14 Principal Accountant Fees and Services. This report continues to speak as of the date of the original filing of the Annual Report on April 6, 2005, except as expressly noted herein, and we have not updated the disclosures in this report to speak as of a later date.

The following tables set forth the amended and restated statements of operations for the fiscal year and three months ended December 31, 2004 and related notes (in thousands of Dollars).

Consolidated Statement of Operation

Fiscal Year Ended December 31, 2004

	As previously Reported *	Error Correction	Ref	As Restated
Revenue	$118,292			$118,292
Costs and expenses:
Cost of revenue	91,554			91,554
Research and development expense	4,634			4,634
Selling, general and administrative expense	20,331			20,331
Impairment loss of goodwill	1,328	1,505	-a	2,833

Total costs and expenses	117,847	1,505		119,352
Operating income (loss)	445	(1,505)		(1,060)
Loss on extinguishment of debt	6,752			6,752
Interest expense, net	5,509			5,509

Loss from continuing operations before income taxes and equity share in income of unconsolidated affiliates	(11,816)	(1,505)		(13,321)
Equity share in income of unconsolidated affiliates	(943)			(943)
Income tax expense	2,325			2,325

Loss from continuing operations before minority interests	(13,198)	(1,505)		(14,703)
Minority interest in income of consolidated subsidiaries	(1,051)	(125)	-b	(1,176)

Net loss	$(14,249)	$(1,630)		$(15,879)

Net loss per share:
Basic:
Loss from continuing operations	$(0.77)	$(0.08)		$(0.85)

Net loss	$(0.77)	$(0.08)		$(0.85)

Diluted:
Loss from continuing operations	$(0.77)	$(0.08)		$(0.85)

Net loss	$(0.77)	$(0.08)		$(0.85)

Number of shares used in per share calculation:
Basic	18,608			18,608

Diluted	18,608			18,608

*	As reported on Form 10-K for the fiscal year ended December 31, 2004

Consolidated Statement of Operation

Three Months Ended December 31, 2004

	As previously Reported*	Error Correction	Ref	As Restated
Revenue	$27,147			$27,147
Costs and expenses:
Cost of revenue	24,680			24,680
Research and development expense	1,445			1,445
Selling, general and administrative expense	7,049			7,049
Impairment loss of goodwill	1,328	1,505	-a	2,833

Total costs and expenses	34,502	1,505		36,007
Operating loss	(7,355)	(1,505)		(8,860)
Loss on extinguishment of debt	6,752			6,752
Interest expense, net	1,346			1,346

Loss from continuing operations before income taxes and equity share in income of unconsolidated affiliates	(15,453)	(1,505)		(16,958)
Equity share in income of unconsolidated affiliates	(225)			(225)
Income tax expense	828			828

Loss from continuing operations before minority interests	(16,056)	(1,505)		(17,561)
Minority interest in income of consolidated subsidiaries	(200)	(125)	-b	(325)

Net loss	$(16,256)	$(1,630)	-c	$(17,886)

Net loss per share:
Basic:
Net loss	$(0.88)	$(0.08)	-c	$(0.96)

Diluted:
Net loss	$(0.88)	$(0.08)	-c	$(0.96)

Number of shares used in per share calculation:
Basic	18,646			18,646

Diluted	18,646			18,646

*	As reported on Form 10-K for the fiscal year ended December 31, 2004

Notes to the Consolidated Statements of Operations for the Three Months and Fiscal Year Ended December 31, 2004.

-a

Goodwill impairment loss for the three and twelve months ended December 31, 2004 reported on the previously reported statement of operations was understated by approximately $1.5 million due to inadequate account reconciliation and review by management. During the fourth quarter of 2004, we recorded an impairment charge of approximately $1.3 million related to our Mexican and Japanese operations and failed to record an impairment charge against other amounts also related to the Mexican and Japanese operations that we later determined were, in fact, goodwill. It was our intent to fully impair all goodwill related to these operations during the fourth quarter of 2004 and, accordingly, we believe that it is appropriate to restate the statements of operations for the three and twelve months ended December 31, 2004 to reflect the additional goodwill impairment.

-b	We determined that approximately $0.1 million of minority interest in losses related to our Mexican operation on the statement of operations for the three and twelve months ended December 31, 2004 was incorrectly recorded due to the incorrect application of an accounting standard that provides for the majority owner in a subsidiary to absorb all losses in the event that the losses applicable to the minority holder exceed the minority holder’s share of the subsidiary’s equity capital.

-c	The restated net losses for the three months and fiscal year ended December 31, 2004 of approximately $17.9 million and $15.9 million, respectively, represent an increase of approximately $1.6 million in additional losses as compared to the previously reported losses for the same periods. Loss per share of common stock increased $0.08 per share from a loss of $0.88 per share to $0.96 per share for the three months ended December 31, 2004 and the loss increased from $0.77 to $0.85 per share, or $0.08, for the full year ended December 31, 2004.

The following tables set forth the amended and restated amounts with respect to total assets and total liabilities and stockholders’ equity as part of the consolidated balance sheet at December 31, 2004. Those captions on the consolidated balance sheet with the exception of stockholders’ equity captions that were not affected by the restatement are not presented. The complete and restated consolidated balance sheet is provided within Item 15a (1) of this filing.

Consolidated Balance Sheet

Restated Amounts Due to Correction of Error

As of December 31, 2004

	As previously Reported *	Error Correction	Ref	As Restated
Assets:
Goodwill	8,856	(883)	-a	7,973
Investment in affiliates	27,668	(622)	-a	27,046
Total Assets	$99,957	$(1,505)		$98,452

*	As reported on Form 10-K for the fiscal year ended December 31, 2004

Consolidated Balance Sheet

Restated Amounts Due to Correction of Error

As of December 31, 2004

(Thousands of Dollars Except Share Data)

	As previously Reported *	Error Correction	Ref	As Restated
Liabilities and Stockholders’ Equity
Minority interest	2,782	125	-b	2,907
Stockholders’ equity:
Preferred stock, $.001 par value, authorized 500,000 shares; none issued and outstanding at December 31, 2004	—			—
Common stock, $.001 par value, authorized 100,000,000 shares 18,737,437 issued and outstanding at December 31, 2004	19			19
Additional paid-in capital	135,291			135,291
Shares held in treasury	(528)			(528)
Accumulated deficit	(89,242)	(1,630)	-c	(90,872)
Accumulated other comprehensive income (loss)	921			921

Total stockholders’ equity	46,461	(1,630)		44,831

Total Liabilities and Stockholders’ Equity	$99,957	$(1,505)		$98,452

*	As reported on Form 10-K for the fiscal year ended December 31, 2004

Notes to the Consolidated Balance Sheet for the Fiscal Year Ended December 31, 2004.

-a	The carrying value of goodwill and investment in affiliates was overstated on the previously reported consolidated balance sheet at December 31, 2004 by approximately $0.9 million and $0.6 million, respectively. The impairment analysis performed in the fourth quarter of 2004 on our Mexican and Japanese operations indicated that the total goodwill allocated to these reporting units should be impaired during the fourth quarter of 2004. We determined during the third quarter of 2005 that we had not properly aggregated and recorded the correct goodwill amounts with respect to these operations as an impairment loss of goodwill during the fourth quarter of 2004. The restated balances at December 31, 2004 do not include any goodwill in relation to these operations.

-b	The carrying value of minority interest on the previously reported consolidated balance sheet at December 31, 2004 was understated by approximately $0.1 million due to our failure to recognize, as the majority interest holder in our Mexican operation, in our consolidated financial statements, losses related to the 10% minority interest holder that had exceeded the minority interest holder’s capital. We did not correctly apply an accounting standard that provides for the majority owner in a subsidiary to absorb all losses in the event that the losses applicable to the minority holder exceed the minority holder’s share of the subsidiary’s equity capital.

-c	Accumulated deficit on the previously reported consolidated balance sheet at December 31, 2004 was understated by approximately $1.6 million. Accordingly, the restated accumulated deficit increased by approximately $1.6 million.

The following table sets forth the relevant parts of the consolidated statement of cash flows for the fiscal year ended December 31, 2004 that were affected by the restatement:

Consolidated Statement of Cash Flows

Restated Amounts Due to Correction of Errors

Fiscal Year ended December 31, 2004

(Thousands of Dollars)

	As previously Reported *	Error Correction	Ref	As Restated
Cash flows from operating activities:
Net loss	$(14,249)	$(1,630)	-a	$(15,879)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Goodwill impairment loss	1,328	1,505	-a	2,833
Minority interests in income of consolidated affiliates	1,051	125	-a	1,176

*	As reported on Form 10-K for the fiscal year ended December 31, 2004

Note to the Consolidated Statement of Cash Flows for the Fiscal Year Ended December 31, 2004.

-a	There was no effect on cash flows from operations or net increase or decrease of cash and cash equivalents as a result of the correction of errors related to the understatement of impairment loss of goodwill and minority interest expense for the fiscal year ended December 31, 2004.

The following table sets forth the relevant parts of the consolidated statement of shareholders’ equity as of December 31, 2004 that were affected by the restatement:

Consolidated Statement of Stockholders’ Equity

Restated Amounts Due to Correction of Error

As of December 31, 2004

(Thousands of Dollars Except Share Data)

	As previously Reported *	Error Correction	Ref	As Restated
Retained earnings (accumulated deficit):
Beginning balance	$(74,993)			$(74,993)
Net loss applicable to common stock	(14,249)	(1,630)	-a	(15,879)

Ending balance	$(89,242)	(1,630)		$(90,872)
Total stockholders’ equity	$46,461	$(1,630)	-a	$44,831

Comprehensive loss:
Net loss	$(14,249)	(1,630)	-a	$(15,879)
Foreign currency translation adjustment	696	—		696

Comprehensive loss	$(13,553)	(1,630)		$(15,183)

*	As reported on Form 10-K for the fiscal year ended December 31, 2004

Note to the Consolidated Statement of Stockholders’ Equity As of December 31, 2004.

-a	Stockholders’ equity decreased by approximately $1.6 million on the consolidated statement of stockholders’ equity as a result of the correction of errors that increased net loss by the same amount. Similarly, comprehensive loss for the fiscal year ended December 31, 2004 increased by approximately $1.6 million.

We have reviewed our processes and procedures and have determined that there was inadequate review and oversight by management in the areas of account reconciliation and analysis. Historically, we have recorded business acquisition costs and related goodwill as part of our consolidating working papers. Certain accounts related to goodwill, investment in affiliates and minority interest were not analyzed completely or adequately in order to be applied properly in the context of an impairment analysis. We intend to implement push-down accounting, as appropriate, to simplify the accounting processes and prevent the reoccurrence of a material misstatement in our financial statements. Accordingly, we have reported a material weakness in our internal controls over financial reporting for the fiscal year ended December 31, 2004.

We classify our business into two business segments: U.S. Operations and International Operations. We also classify general and administrative expenses that are not allocable to a business segment as a corporate expense. In the fourth quarter of 2004, we erroneously recorded the impairment loss of goodwill of $330,000 related to Mexico and Japan as a corporate expense, whereas the correct classification should have been a charge against international operations. The following table sets forth the restated business segment analysis that is integral to the MD&A and certain note disclosures to the consolidated financial statements.

Business Segment Analysis

Fiscal Year Ended December 31, 2004

	Operating Income/(Loss) for Year Ended December 31, 2004
	Previously Reported*	Amount Not Recorded	Ref.	Amount Incorrectly Recorded	Ref.	Restated
U.S. Operations	$7,235					$7,235
International Operations	1,659	(1,505)	-a	(330)	-b	(176)
Corporate Expenses	(8,435)			330	-b	(8,105)
Intersegment Elimination	(14)					(14)

Total	$445	$(1,505)		$—		$(1,060)

Notes to the Business Segment Disclosure for the Fiscal Year Ended December 31, 2004

-a	The loss impairment of goodwill of approximately $1.5 million that was not recorded, in error, during the fourth quarter of 2004 is reflected as a charge against the international operations business segment for the same period on the business segment analysis.

-b	The loss impairment of goodwill that was correctly recorded in the fourth quarter of 2004 in the amount of approximately $0.3 million was incorrectly charged against corporate expenses and is restated as a charge against international operations on the business segment analysis for the year ended December 31, 2004. These amounts were in relation to Mexico and Japan operations.

PART I

Item 1.	Business.

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

Net consolidated revenues for the fiscal year ended December 31, 2004 were approximately $118.3 million with a net loss of approximately $15.9 million. As described below in more detail, we completed several material capital transactions in which we paid off a $20.0M loan to Bison Capital Structured Equity Partners, LLC (“Bison”); entered into a loan agreement with MTM, S.r.l. (“MTM”), a wholly owned subsidiary of B.R.C. Societá a Responsabilitá Limitata (“BRC”), an Italian company; completed a public equity offering for the sale of 4,600,000 shares of our common stock pursuant to a $60.0 million shelf registration statement; and completed our acquisition of the remaining 50% of the outstanding equity interest of BRC not currently held by us on March 31, 2005.

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

On December 23, 2004 we entered a loan agreement with MTM pursuant to which we borrowed $22.0 million. The loan proceeds were used to retire all debts and related obligations we had incurred pursuant to a Securities Purchase Agreement dated July 18, 2003 with Bison. The MTM loan carries an interest rate equal to 3-month EURIBOR plus 1.5% per annum, which totaled approximately 3.7% as of December 31, 2004. The MTM loan matures on December 31, 2009 and will be repaid in quarterly installments beginning April 1, 2005, each payment in the amount of not less than $0.65 million in the first two years, $0.8 million in the third year, $1.0 million in the fourth year and $1.15 million in the final year, with a $5.0 million “balloon payment” of the remaining unpaid principal and interest due on December 31, 2009. This loan may be accelerated in the event that any payment is not made within 15 days of the date when due, if the employment of Mariano Costamagna is terminated for any reason (with certain exceptions for termination upon Mr. Costamagna’s death), if we materially breach his employment agreement or upon written notice of any other default under the agreement. Using proceeds from the MTM loan, we repaid the Bison loan on December 30, 2004 in the amount of $20.0 million plus a prepayment penalty of $1.0 million. As a result of our prepayment, we are required under generally accepted accounting principles to take a charge to income representing the amount of the unamortized portion of the original issue discount and the unamortized issuance costs, which were approximately $2.0 million and $3.8 million, respectively. These charges, including the prepayment penalty of $1.0 million, were recognized as a loss on extinguishment of debt in the fourth quarter of 2004.

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

•      Full three dimensional design modeling and component rapid prototyping services

Certification

•      Certification of component products and services in line with the requirements of California Air Resources Board for off-highway engines

•      Provide customers with the required tools to manage in-field traceability and other requirements beyond initial emission compliance

Testing and Validation	• Component endurance testing • Component thermal and flow performance cycling • Engine and vehicle testing and evaluation for performance and emissions

Capabilities	Applications

Sub-System Assembly	• Pre-assembled modules for direct delivery to customers’ production lines • Sourcing and integrating second and third tier supplier components

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

PART II

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

	Fiscal Year Ended April 30,			Eight Months Ended December 31,		Fiscal Year Ended December 31,	Fiscal Year Ended December 31,
	2000	2001	2002	2001	2002	2003	2004
							(Restated)
Statement of Operations:
Revenue	$90,475	$80,539	$67,676	$45,707	$46,421	$74,740	$118,292
Cost and expenses:
Cost of sales	54,718	49,499	44,542	29,185	33,071	51,780	91,554
Research and development expense	2,620	5,870	5,856	3,712	2,635	3,803	4,634
Selling, general and administrative	17,849	18,562	19,676	13,075	11,922	19,638	20,331
Impairment loss-goodwill	—	—	—	—	—	—	2,833
Operating income (loss)	15,289	6,610	(2,399)	(266)	(1,207)	(481)	(1,060)
Loss on extinguishment of debt	—	—	—	—	—	—	6,752
Interest expense	1,524	1,088	1,164	933	995	4,039	5,509
Interest income	82	1,309	236	112	112	—	—
Income (loss) from continuing operations (net of tax) (2)	10,033	3,674	(2,220)	(908)	(25,279)	(6,900)	(15,879)
Loss on discontinued operation (net of tax)	(6,968)	(16,777)	(25,016)	(17,908)	(3,115)	—	—
Net income (loss)	3,065	(13,103)	(27,237)	(18,816)	(28,394)	(6,900)	(15,879)
Dividends on preferred stock	—	—	—	—	—
Net income (loss) applicable to common stock	$3,065	$(13,103)	$(27,237)	$(18,816)	$(28,394)	$(6,900)	$(15,879)
Net income (loss) per share (1):
Basic:
Income (loss) from continuing operations	$1.18	$0.37	$(0.20)	$(0.09)	$(1.76)	$(0.41)	$(0.85)
Loss from discontinued operation	$(0.82)	$(1.69)	$(2.25)	$(1.71)	$(0.22)	$—	$—
Net income (loss)	$0.36	$(1.32)	$(2.45)	$(1.80)	$(1.98)	$(0.41)	$(0.85)
Diluted:
Income (loss) from continuing operations	$1.09	$0.33	$(0.20)	$(0.09)	$(1.76)	$(0.41)	$(0.85)
Loss from discontinued operations	$(0.76)	$(1.52)	$(2.25)	$(1.71)	$(0.22)	$—	$—
Net income (loss)	$0.33	$(1.19)	$(2.45)	$(1.80)	$(1.98)	$(0.41)	$(0.85)
Number of shares used in per share computation (1):
Basic	8,489	9,935	11,098	10,445	14,376	16,643	18,608
Diluted	9,232	11,049	11,098	10,445	14,376	16,643	18,608
Balance Sheet Data:
Total current assets	$73,385	$79,636	$61,825	$60,439	$35,243	$44,129	$43,978
Total assets	95,016	120,763	123,449	117,270	75,978	101,136	98,452
Total current liabilities	23,756	28,089	33,110	20,332	24,038	21,990	28,847
Long-term obligations	23,344	7,998	5,393	25,236	101	19,195	21,867
Stockholders’ equity	45,379	82,631	82,678	69,401	49,622	57,129	44,831

(1)	See Note 1 of the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K/A for an explanation of the method used to determine the number of shares used to compute net income (loss) per share.
(2)	Includes in the eight months ended December 31, 2002 a $24.0 million valuation allowance to establish a reserve for the deferred tax assets that are unlikely to be realized in the next three years (See “Critical Accounting Policies” beginning at p. 23 below).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Net loss for the fiscal year ended December 31, 2004 was $15.9 million on revenues of approximately $118.3 million as compared to revenues and a net loss during fiscal 2003 of $74.7 million and $6.9 million, respectively.

The net loss for the year ended December 31, 2004 of $15.9 includes a loss on the extinguishment of debt of $6.8 million on the payoff of the Bison loan in December 2004; increase in the provision for the allowance for deferred tax assets of $2.3 million; write-off of goodwill totaling $2.8 million for reduction of business in Japan and Mexico; a change in accounting estimate for excess and obsolete inventories resulting in a charge of $1.3 million; additional costs incurred for preparation and auditing for Sarbanes-Oxley Act of 2002 of approximately $0.6 million; and severance costs of personnel reductions of approximately $0.8 million in conjunction with the board approved transition plan for the integration of IMPCO and BRC.

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

On December 23, 2004 we entered a loan agreement with MTM pursuant to which we borrowed $22.0 million. The loan proceeds were used to retire all debts and related obligations we had incurred pursuant to a Securities Purchase Agreement dated July 18, 2003 with Bison. The MTM loan carries an interest rate equal to 3-month EURIBOR plus 1.5% per annum, which totaled approximately 3.7% as of December 31, 2004, provided that the rate will increase to 3.5% above 3-month EURIBOR after and during the continuance of a default under the Loan Agreement and to 6.5% above 3-month EURIBOR on any unpaid portion of the loan outstanding 30 days after the maturity date of December 31, 2009. The MTM loan matures on December 31, 2009 and will be repaid in quarterly installments beginning March 31, 2005, each payment in the amount of not less than $0.65 million in the first two years, $0.8 million in the third year, $1.0 million in the fourth year and $1.15 million in the final year, with a $5.0 million “balloon payment” of the remaining unpaid principal and interest due on December 31, 2009.

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

On February 4, 2005, we sold 4.0 million shares of our common stock as part of a public offering to investors and realized net proceeds of approximately $20.6 million inclusive of approximately $1.0 million of issuance expenses. On February 11, 2005, the underwriters exercised their over-allotment option and we sold an additional 0.6 million shares from which we received additional net proceeds of approximately $3.2 million. Approximately $10.0 million of the proceeds from the public offering were placed in an escrow account for use as partial consideration in the acquisition of the remaining 50% ownership of BRC.

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

Pursuant to the terms of Mr. Costamagna’s employment agreement, Mr. Costamagna’s initial base salary will be $360,000 per year, and he will be entitled to participate in our standard executive bonus plan. Pursuant to the employment agreement, if Mr. Costamagna’s employment is terminated due to death, disability, by us other than for “cause,” or if he resigns for “good reason,” we are obligated to pay him severance equal to $5.0 million (subject to certain limited reductions if he sells more than 20% of the aggregate amount of our stock he received, and is to receive, as consideration in connection with our acquisition of BRC). In addition, termination of Mr. Costamagna’s employment is terminated for any reason (with limited exceptions for termination upon Mr. Costamagna’s death), Mr. Costamagna or his estate may accelerate the MTM loan.

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

Goodwill

We operate wholly-owned and majority-owned subsidiaries. We record goodwill at the time of purchase for the amount of the purchase price over the fair values of the assets and liabilities acquired. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the goodwill, thereby possibly requiring an impairment charge in the future. We recognized an impairment charge for goodwill of approximately $2.8 million related to goodwill that had been allocated to our Japanese and Mexican subsidiaries. We determined that the fair value of these businesses was not adequate to sustain the amount of goodwill allocated to these business and, accordingly, recognized a permanent impairment loss as part of operating income for 2004. The principal factors that resulted in the impairment loss were the future uncertainties related to revenue growth and expected earnings in Mexico and Japan. In addition, in the fourth quarter, changes in the Company’s senior management and the announced acquisition of the remaining 50% of BRC, shifted the long-term direction of the Company, triggering a reassessment of the carrying value of goodwill in certain reporting units. The Company’s operating strategy included a shift towards joint ventures, partnerships, and developing indirect channels of distribution, which has been the BRC model, as opposed to IMPCO’s historical model of acquiring foreign entities or successful distributorships. At December 31, 2004, we established a joint venture with another partner, in which we have a 50% ownership, which will be the primary point of distribution for IMPCO and BRC products and solutions in Mexico. In Japan, we are in the process of evaluating alternative means of product distribution including the possibility of establishing a joint venture or distributorship agreements.

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

Results of Operations

Fiscal Years Ended December 31, 2004 and 2003 (Restated)

The following table sets forth our revenues and operating income in thousands of dollars:

	Revenues		Operating Income/(Loss)
	Twelve Months Ended December 31,		Twelve Months Ended December 31,
	2003	2004	2003	2004
				(Restated)
U.S. Operations	$51,951	$92,432	$4,549	$7,235
International Operations	36,107	37,672	1,589	(176)
Corporate Expenses (1)	—	—	(6,992)	(8,105)
Intersegment Elimination	(13,318)	(11,812)	373	(14)

Total	$74,740	$118,292	$(481)	$(1,060)

(1)	Represents corporate expense not allocated to any of the operating segments.

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

Operating income decreased by $0.6 million, or 120.4% from $0.5 million loss in fiscal 2003 to $1.1 million loss in 2004. Gross profit was adversely impacted by $1.8 million in additional inventory reserves for slow-moving inventory primarily related to reduced expectations in Mexico and Japan that we believe will cause a portion of our inventory to turn slower than our previous estimates. Gross profit was also negatively impacted by the recognition of additional credits for payment incentives in Mexico and product mix of approximately $0.6 million. Operating expenses were negatively impacted by new costs related to our compliance with the Sarbanes-Oxley Act of 2002, which required that we provide an assessment of our internal financial controls, subject to an audit by our independent auditors. Costs incurred to meet Section 404 portion of the Act were approximately $0.6 million primarily in outside professional fees and consultants. We recognized termination costs of $0.8 million anticipating the merger of IMPCO and BRC in 2005 and increased warranty reserves by $0.7 million to reflect more current information regarding customer returns on the new engine systems product line. We recognized an impairment loss for goodwill of approximately $2.8 million as part of operating income as a result of a change in corporate direction in Mexico and reduced expectations in Japan.

U.S. Operations.    Revenues increased $40.5 million, or 77.9%, to $92.4 million in the fiscal year ended December 31, 2004 from $52.0 million for the fiscal year ended December 31, 2003. The significant increase in revenue for is attributable to shipments of the Spectrum product line that was launched in the fourth quarter of 2003.

Operating income increased by $2.7 million, or 59.0% from a profit of $4.5 million in fiscal 2003 to $7.2 million profit in 2004. The increase in operating profit was affected by a gross profit increase of $3.6 million due primarily to increased revenues of $40.5 million partially offset by an increase of operating expenses of $0.9 million as compared to fiscal 2003. Gross profit was adversely impacted by $1.3 million in additional inventory reserves for slow-moving inventory related to reduced expectations in Mexico and Japan that we believe will cause a portion of our inventory to turn slower than our revised inventory policy. The Company recognized an increase in the excess and obsolescence reserve in the fourth quarter of 2004 in the amount of $1.3 million primarily due to the changes in the foreign markets that are served by U.S. operations (production) and changes in the U.S. market towards certified engine systems and away from component sales through distribution. The factors that led the Company to take a charge for obsolescence were (1) the determination during the fourth quarter as part of its annual planning process that the level of intercompany shipments to foreign subsidiaries was expected to decline during 2005 due to changes in market conditions in the foreign markets; (2) reduced demand for the core IMPCO products produced in the United States for worldwide distribution, as a result of which, a reduction in the production workforce was made in November 2004; and (3) anticipated product mix change from the initiatives to complete the acquisition of BRC and management’s plans to integrate IMPCO and BRC’s operations. Gross profit was also negatively impacted by increases in the reserve allowance for bad debt of $0.4 million due to the settlement of domestic invoicing issues and approximately $0.4 million in additional warranty reserves.

International Operations.    Revenues increased $1.6 million, or 4.3%, to $37.7 million in the fiscal year ended December 31, 2004 from $36.1 million for the fiscal year ended December 31, 2003. Revenue increased primarily in our Holland and Indian subsidiaries by a total of $3.2 million and was partially offset by a decline of $2.8 million in Mexico.

Operating income decreased by $1.8 million from a profit of $1.6 million in fiscal 2003 to $0.2 million loss in 2004. The decrease in operating profit was affected by a gross profit increase of $0.9 million due primarily to increased revenues of $1.6 million offset by an increase of operating expenses of $2.7 million as compared to fiscal 2003. Gross profit was negatively impacted by additional credits for payment incentives for accounts receivable of $0.4 million $0.2 million related to past due accounts receivables and product mix. Operating expenses in International Operations were adversely affected by the $2.8 million goodwill impairment charge recognized as part of International Operations’ financial results for 2004.

Corporate.    Corporate expenses consist of general and administrative expenses at the corporate level to support our operating segments in areas such as executive management, finance, human resources, information systems, legal services and investor relations. Corporate expenses increased by approximately $1.1 million from $7.0 million in 2003 to $8.1 million in 2004. Approximately $0.6 million was related to our compliance with Section 404 in the form of outside professional fees and consultants. We incurred termination costs totaling approximately $0.5 million in response to a November 2004 transition plan approved by the Board of Directors to reduce redundant costs in anticipation of the BRC acquisition.

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

Provision for Income Taxes.    In fiscal year 2004, the estimated effective annual tax rate was 17.5% compared to the previous year’s tax benefit rate of 14.7%. The effective tax rate represents the federal statutory income tax rate, state income taxes and foreign income taxes increased by the permanent differences adjustment and the valuation allowance. During 2004, we recognized a tax provision for approximately $2.3 million as compared to $0.7 million for fiscal 2003. During the fourth quarter of 2004, we performed an evaluation of the recoverability of the net deferred tax assets on the consolidated balance sheet and determined that we were more likely than not based on our expectations for future earnings that our future taxable income will more likely than not be sufficient to recover the current balance of $8.1 million over the next three years. Future adverse changes in market conditions, poor operating results and a decline in our projections about future profitability may affect our assessment about the adequacy of the reserve. In the event that we determine that it is more likely than not that we would be unable to realize any portion of the current balance, we would provide additional reserves (allowances) and recognize a charge against income in the period that such a determination is made.

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

We currently are party to two significant credit agreements:

•	an asset-based lending facility with LaSalle dated July 22, 2003, and amended as of March 12, 2004, June 30, 2004 and March 29, 2005. This revolving credit facility carries an interest rate equal to prime plus 1.0%, which amounted to 6.25% per annum as December 31, 2004, and has a borrowing limit equal to 85% of our eligible accounts receivable plus the lesser of $4.5 million or 60% of our eligible inventory as measured from time to time, subject to reasonable reserves established by LaSalle in its discretion, and as of March 29, 2005 carries a maximum borrowing limit of $9.0 million. This lender has a senior security interest in substantially all of our assets located in the United States. At December 31, 2004 our outstanding balance under this loan agreement was $7.7 million, and our maximum available borrowing amount based on eligible accounts receivable and eligible inventory as of that date was $8.9 million, which left actual available borrowing capacity of approximately $1.2 million as of that date. In accordance with the Third Amendment to the Loan and Security Agreement, dated March 29, 2005, the credit facility was extended by one year and matures on July 18, 2007. Additionally, we negotiated and agreed with LaSalle to amend the loan covenants in effect in the original agreement, as amended, and to replace certain covenants that we achieve certain minimum levels of consolidated and domestic earnings before interest and taxes adjusted for depreciation and amortization (“EBITDA”) on a quarterly basis, the quarterly consolidated and domestic fixed charge coverage ratio covenant and the quarterly consolidated and domestic leverage ratio covenant and incorporate a new covenant that we maintain a minimum defined quarterly level of pre- tax income (income before taxes, minority interest and share in earnings (losses) of unconsolidated affiliates) for both domestic and consolidated basis. We also negotiated revised covenants for domestic and consolidated tangible net worth at December 31, 2004. Although we were out of compliance with the EBITDA, fixed change ratio and leverage ratios at December 31, 2004, the third amendment to the LaSalle Agreement reserved or set aside these covenants resulting in current compliance with loan covenants. The Company’s forecasts for 2005 project continued compliance with the LaSalle covenants.

•

a loan agreement with MTM pursuant to which we may borrow approximately $22.0 million from MTM. The proceeds of the loan were used to retire approximately $22.0 million of our indebtedness under the Bison senior subordinated secured note, an amount that includes a prepayment premium and accrued but unpaid interest, which carried an annual interest rate of 18.75% as of December 31, 2004. The MTM loan will carry a rate equal to 1.5% above 3-month EURIBOR per annum, which was at approximately 3.7% as of December 31, 2004, provided that the rate will increase to 3.5% above 3-month EURIBOR after and during the continuance of a default under the loan agreement and to 6.5% above 3-month EURIBOR on any unpaid portion of the loan outstanding 30 days after the maturity date of December 31, 2009. The loan will be repaid in quarterly installments beginning on April 1, 2005, each in the amount of not less than $0.65 million in the first two years, $0.8 million in the third year, $1.0 million in the fourth year and $1.15 million in the final year, with any remaining unpaid principal and interest to be repaid upon maturity. The loan agreement provides for automatic acceleration of the MTM loan in case of a default due to nonpayment for more than 15 days after the date due or due to the termination of Mariano Costamagna as our Chief Executive Officer or a material breach of his employment agreement. The loan agreement also provides for acceleration of the loan upon notice from MTM in case of any other default under the agreement. The loan agreement contains restrictive covenants limiting our ability to: terminate Mariano Costamagna as our Chief Executive Officer, with certain exceptions for termination upon Mr. Costamagna’s death, incur additional debt obligations (other than unsecured trade credit, capital leases and additional debt obligations pursuant to the senior credit facility with LaSalle); merge, consolidate or sell our assets; purchase, retire or redeem our capital stock; and make capital expenditures in excess of $2.5 million in any fiscal year.

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

Net cash used by operating activities for the year ended December 31, 2004 was $1.9 million, compared to $0.8 million provided by operations for the year ended December 31, 2003. The cash flow used by operating activities for the year ended December 31, 2004 of $1.9 million resulted primarily from a net loss of $15.9 million, adjusted for non-cash charges against income for depreciation and amortization of $3.8 million, goodwill impairment of $2.8 million and a reduction in the value of the net deferred tax assets of $2.3 million, including a change of $0.9 million for foreign deferred tax assets and $1.4 million of domestic deferred tax assets. The $1.4 million reduction in domestic deferred tax assets results from an increase of $4.8 million in deferred tax assets and a reduction of $2.9 million in deferred tax liability totalling $7.7 million offset by an increase in the provision for the deferred tax asset valuation allowance of 9.1 million. This was offset by our share in income of unconsolidated affiliates of $.9 million. The extinguishment of debt, $6.8 million, consists of unamortized portion of Bison and Bathgate warrants in the amounts of approximately $1.7 million and $0.5 million, respectively, the remaining loan accretion cost in the amount of $2.0 million, unamortized original debt issuance cost in the amount of approximately $1.6 million and the $1.0 million prepayment penalty. Changes in working capital that positively affected cash flows were an increase of accounts payable of $0.8 million, a decrease in inventories of $4.1 million and an increase in accrued expenses of $1.5 million, offset entirely by negative cash flows of $4.3 million, $3.6 million and $0.8 million associated with increases of accounts receivable, receivables from related party and other assets, respectively. For the year ended December 31, 2003, cash provided by operating activities was $0.9 million consisting of net loss of $6.9 million, adjusted favorably for non-cash charges for minority interest in consolidated subsidiaries of $0.6 million, depreciation expense of $3.6 million and share in equity of unconsolidated affiliate of $1.1 million. Working capital changes that negatively affected cash were increases in deferred income taxes, accounts receivable and inventory totaling $5.7 million offset largely by positive effects on cash flow totaling $6.2 million for increases in accounts payable, accrued expenses and other assets.

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

Our subsidiary in the Netherlands has a $3.1 million credit facility with Fortis Bank. At September 30, 2004, there was no outstanding balance under this credit facility.

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

Fiscal 2003

As of December 31, 2003, our cash and cash equivalents totaled $9.5 million, compared to cash and cash equivalents of $2.0 million at December 31, 2002. On July 22, 2003 we refinanced our debt to retire our $11.3 million debt to Bank of America, to finance the $7.0 million deferred payment to complete the 50% acquisition of BRC, and to provide working capital. The debt restructuring consisted of two new loans. First, we entered into a senior subordinated secured promissory note and a related securities purchase agreement with Bison Capital Structured Equity Partners, LLC (“Bison”) for an aggregate borrowing of $20.0 million, with net proceeds of $17.3 million, and we issued to an affiliate of Bison warrants to purchase up to 500,000 shares of our common stock. The Bison loan has a nominal interest rate of 11.25%, subject to certain adjustments, and matures on July 22, 2007. Interest on the Bison loan is payable monthly in arrears. During periods in which an event of default exists under the Bison loan agreement, the interest rate increases at a rate of 0.50% per month up to a maximum of 6 months or 3%, and in certain circumstances, interest payments during an event of default can be capitalized, or added to the principal amount outstanding. At the same time, we entered into a revolving loan and security agreement and a related secured promissory note with LaSalle Business Credit, LLC (“LaSalle”). The LaSalle loan has a maximum borrowing limit of $12.0 million, with availability based upon a percentage of eligible inventory and eligible accounts receivable, and has an adjustable interest rate of 1% above LaSalle’s prime rate as announced from time to time and matures on July 22, 2006. Interest on the LaSalle loan is payable monthly in arrears. During periods in which an event of default exists under the LaSalle loan agreement, the interest rate increases to 2% above LaSalle’s prime rate. The Bison and LaSalle loans contain cross-default provisions such that an event of default existing under one loan generally constitutes an event of default under the other. As of December 31, 2003, our borrowing under the line of credit was approximately $5.2 million with approximately $1.6 million unused and available under the line. On March 12, 2004, we received an amendment to the LaSalle loan agreement to expand the eligible accounts receivable, resulting in an additional $2.6 million of available additional borrowing under this loan. On December 19, 2003 we sold 1,500,000 shares of common stock to certain institutional investors at $6.40 per share, yielding net proceeds of approximately $9.0 million after discounts and commissions. The offering was conducted as a private placement under Section 4(2) of the Securities Act and Rule 506 promulgated thereunder. The proceeds of this offering were used to retire short-term debt and for working capital.

Our subsidiary in Japan had a $0.6 million short-term loan facility with the Hong Kong and Shanghai Banking Corporation Ltd., Osaka Branch. At December 31, 2003, a balance of $0.6 million was outstanding. Our subsidiary in the Netherlands had a secured $2.9 million revocable credit facility with Fortis Bank. At December 31, 2003 there were no borrowings on this facility.

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

As a result of the refinancing of the Bank of America debt and the acquisition of our 50% equity interest in BRC, we have assumed additional long-term debt, which has increased our financial leverage. Interest costs and related charges since July 2003 have been higher than in prior years and will continue to be a significant use of funds. The LaSalle and Bison notes have loan terms of three and four years, respectively. Under the Bison agreement, we are obligated to pay off the note in July 2007 in the amount of $20.0 million. Under the LaSalle agreement, which has a maturity date of July 2006, we are obligated to repay the balance owed at that time under the revolving line of credit, not to exceed $12.0 million. At December 31, 2003 the Company was in default under terms of the LaSalle agreement in failure to maintain minimum consolidated EBITDA of $4.0 million, to maintain a consolidated fixed charge coverage ratio of not less than 0.25:1.00, and to maintain a consolidated leverage ratio not to exceed 8.45:1.00. LaSalle has waived these financial covenant non-compliance conditions at December 31, 2003. The Company was also in default under terms of the Bison agreement in failure to maintain minimum consolidated EBITDA of $3.5 million and minimum consolidated leverage ratio not to exceed 8.50:1.00. Bison has waived these covenant non-compliance conditions at December 31, 2003. The events of default under these loans will cause our applicable interest rates to increase as long as the circumstances continue unless we are successful in negotiating amendments to these covenants. The LaSalle loan increases the interest rate to prime plus 2%, which will increase our interest expense and our cash outflows by approximately $25,000 per quarter. Under the Bison loan, the applicable interest rate increases by 0.5% per month up to a maximum of 3% or six months. We expect that the increase in the Bison interest rate will increase our interest expense by approximately $150,000 during the first quarter of 2004, although in certain circumstances we are permitted to capitalize those interest payments by adding them to the principal balance outstanding under the Bison loan. We also are seeking to revise our financial covenants in both loans to reflect more conservative estimates of future financial performance. However, we cannot be assured that the lenders will agree to amend our financial covenants or grant further or continuing waivers in the future. If we cannot obtain the necessary waivers or amendments, or return to compliance with these and all other loan covenants, our lenders may accelerate our debt, foreclose on our assets, or take other legal actions against us which, alone or in the aggregate, may have a material adverse effect on our business. During 2003, we received proceeds of approximately $4.1 million in bridge loans and $8.0 million in loan commitments. As of December 31, 2003, we had repaid all of the bridge loans and the loan commitment expired without us exercising our option to borrow under its terms.

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

Foreign Currency Management.    The results and financial condition of our international operations are affected by changes in exchange rates between certain foreign currencies and the U.S. Dollar. Our exposure to fluctuations in currency exchange rates has increased as a result of the growth of our international subsidiaries. The functional currency for all of our international subsidiaries is the local currency of the subsidiary. An increase in the value of the U.S. Dollar increases the costs incurred by our subsidiaries, as most of our international subsidiaries’ inventory purchases are U.S. Dollar denominated, and thus the cost of our products, adversely affecting our competitiveness and profitability. We monitor this risk and attempt to minimize the exposure through the management of cash disbursements in local currencies and, when deemed appropriate, the use of forward currency contracts. At December 31, 2004, we had no forward currency contracts. We seek to manage our foreign currency economic risk by minimizing our U.S. Dollar investment in foreign operations using foreign currency term-loans to finance the operations of our foreign subsidiaries. At December 31, 2003, we have a single foreign exchange forward contract of approximately $0.5 million in which gains and losses are recognized in the statement of operations as the fair value of the contracts fluctuates. On December 22, 2004, we concluded the $22.0 million loan agreement with MTM in which MTM recorded a related party receivable on its books for $22.0 and IMPCO recorded a corresponding related party liability on its books for the same amount. Under the agreement, the loan will be settled in U.S. dollars. MTM, an Italian company, records transactions on its books using the euro as its reporting currency, and, accordingly, recorded a pre-tax transaction loss of approximately $327,000 on foreign exchange at December 31, 2004 reflecting the strengthening of the euro against the U.S. dollar from December 22, 2004 to December 31, 2004 of 1.337 dollars to the euro to 1.364 dollars to the euro. Our share in the transaction loss on foreign exchange was 50% of the amount recorded by MTM, or approximately $163,500 on a pre-tax basis. This amount, net of applicable taxes, is reflected on the consolidated statement of operations for the year ended December 31, 2004 as part of the share in the income of unconsolidated affiliates. We measured the impact on our statement of operations of a hypothetical 10% increase and a 10% decrease of the spot rate of the euro to the U.S. dollar based on a starting point of 1.337 dollars to the euro as of December 22, 2004 applied to the loan balance of $22.0 million and determined that a 10% strengthening of the euro to the dollar would result in a pre-tax loss on foreign exchange on MTM’s books of approximately $1.5 million, and, conversely, if the euro weakened against the dollar, the impact would be an approximate gain on foreign exchange of $1.8 million. Our share in these pre-tax amounts would be an additional expense of approximately $0.75 million and a gain of approximately $0.9 million, respectively.

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

We are highly leveraged and have significant debt service obligations. As of December 31, 2004, we had aggregate outstanding indebtedness of $39.9 million and total stockholders’ equity of $44.8 million. Our loan agreement with LaSalle Business Credit, LLC, (“LaSalle”) has a maximum borrowing limit of $9.0 million, which was limited based on our eligible accounts receivable and our eligible inventory as of December 31, 2004, to approximately $8.9 million. Of that amount, $7.7 million was outstanding under the LaSalle loan agreement as of that same date, leaving approximately $1.2 million unused and available.

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

Until recently, we have experienced operating losses and net cash outflows. At December 31, 2004, our cash and cash equivalents totaled approximately $8.4 million and our working capital was $15.1 million. We have experienced significant cash outflows in connection with our initial equity investment in BRC and servicing our debt, and based upon our eligible accounts receivable and our eligible inventory as of December 31, 2004 our funds available for borrowing under our senior secured credit facility were approximately $8.9 million, of which approximately $7.7 million was outstanding, leaving approximately $1.2 million unused and available. As of December 31, 2004, we had total stockholders’ equity of $44.8 million and an accumulated deficit of $90.9 million. Moreover, our loan agreement with MTM requires us to repay to MTM the principal according to the following schedule, with an additional $5.0 million “balloon payment” of accrued interest and unpaid principal due on December 31, 2009:

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

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Information relating to Quantitative and Qualitative Disclosures About Market Risk appears under the heading “Derivative Financial Instruments” which is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Item 8.	Financial Statements and Supplementary Data.

See pages F-1 through F-42 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

N/A.

Item 9A. Controls	and Procedures. (Restated)

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

During the third quarter of 2005, we determined that our assessment of the internal controls over financial reporting that we had reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 was incomplete due to correction of errors attributed to fiscal year 2004 that were discovered during the third quarter of 2005. We previously reported material weaknesses in our 2004 Annual Report on Form 10-K and on Form 10-Q for the three months ended March 31, 2005. In this amended 2004 Annual Report on Form 10-K/A, we will differentiate our progress made to remediate the material weaknesses previously reported and the most recent material weakness discovered during the third quarter of 2005.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and this assessment identified five material weaknesses in the Company’s internal control over financial reporting. The Company’s assessment identified a material weakness relating to cycle counting of physical inventory in its US manufacturing plant. The key internal controls over financial reporting related to cycle counting is to periodically confirm the quantities that are recorded in the inventory perpetual records since 1) the perpetual records are the source for recording inventory values in the Company’s general ledger and then correspondingly in the financial statements, and 2) if the process and counts are accurate, the cycle counting process replaces the necessity to physically count the inventory at period end. Accordingly the Company undertook alternative procedures in physical counts of a substantial portion of the inventories subsequent to December 31, 2004 and a rollback reconciliation to establish validation of the balance of inventories on its financial statements at December 31, 2004.

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

During the third quarter of 2005, the Company’s assessment identified a material weakness in the Company’s internal control over financial reporting relating to the correction of errors attributed to fiscal 2004 consolidated financial statements. This material weakness relates to 1) the incomplete analysis of our goodwill accounts, investments in affiliates and minority interest liability accounts and 2) the misapplication of generally accepted accounting principles (“GAAP”) in the accounting for minority interest expense. The Company failed to complete and review adequately accounts that were critical to the recognition of $2.8 million of impairment loss of goodwill that the Company intended to record in the fourth quarter of 2004. Instead, the Company recorded approximately $1.3 million in the fourth quarter of 2004 and determined in the third quarter of 2005 that an additional $1.5 million was not recorded. The misapplication of GAAP occurred in 2004 in which the Company did not cease recording an entry that classified a share of the losses of our Mexican subsidiary attributable to the 10% minority interest holder upon determination that previously recorded minority interest losses exceeded the minority interest holder’s share of the equity capital of the subsidiary. The Company has made remedial efforts in the account reconciliation area by 1) thoroughly documenting all account balances and accounting activity that are recorded into the above identified accounts; 2) implementing “push-down” accounting, as appropriate, for all prior and current acquisitions to simplify the accounting processes and improve transparency and 3) establishing improved supervision over the timeliness, quality and completeness of account reconciliations. With respect to the misapplication of GAAP weakness, the Company has determined that improved training of the accounting staff responsible for the application of GAAP and preparation of financial statements will provide the most cost-effective strategy to ensure that accounting standards are applied consistently. Specific training measures are being considered but have not yet been scheduled or occurred.

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

2) Remediation Steps to Address the Material Weaknesses

As noted above in the description of the five reported material weaknesses in internal controls over financial reporting, for the most part 1) the Company has taken immediate corrective action to ensure adequate inventory cycle counting processes through review of procedures, training and re-implementation of correct procedures by operations management; 2) the Company has taken corrective action to ensure that the general ledger accounts are reviewed by management for completeness, accuracy and timeliness and that related elimination entries are analyzed thoroughly; 3) the Company has also taken corrective action to ensure adequate segregation of duties in one of its foreign locations by instituting review procedures, and is developing an internal audit testing process to further mitigate this situation; 4) the Company is identifying training resources for its accounting staff to better insure current accounting standards to preparation of financial statements and the associated analysis; and 5) the Company has considered additional review processes at the board level to help satisfy adequate controls to offset this material weakness.

3) Changes in Internal Control Over Financial Reporting

Subsequent to the discovery of the material weakness, there have been changes in the Company’s internal control over financial reporting, as noted by the remediation steps outlined above.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

1.	In-effective controls over cycle counting of inventory, which resulted in a credit adjustment to the Company’s inventory for the year ended December 31, 2004.

2.	Inadequate application of generally accepted accounting principles in relation to valuation of deferred tax assets and preparation of statement of cash flows, resulting in an adjustment to the Company’s financial statement at December 31, 2004.

3.	Lack of segregation of duties in the Company’s Australian location involving certain key controls within financial reporting.

4.	Lack of due diligence in drafting and approving board minutes and failure to understand accounting consequences of board resolutions.

5.	Ineffective controls over the analysis and adjustment of goodwill, investment in affiliates, and minority interest accounts, and the misapplication of generally accepted accounting principles (“GAAP”) in the accounting for minority interest expense. The lack of such controls was a contributing factor in the restatement of financial statements for the fiscal year ending December 31, 2004.

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

/s/ BDO Seidman, LLP

Los Angeles, California

March 31, 2005

except for Material Weakness #5 above, as

    to which the date is

    October 28, 2005

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

Exhibit No.	Description	Note No.

2.1	Sale and Purchase Agreement between the Registrant and the controlling shareholders of B.R.C. Società a Responsabilità Limitata, dated as of October 3, 2002.	(18)

2.2	Shareholders Agreement and the controlling shareholders of B.R.C. Società a Responsabilità Limitata, dated as of October 3, 2002.	(18)

2.3	Agreement between the Registrant and the controlling shareholders of B.R.C. Società a Responsabilità Limitata, dated as of December 15, 2002.	(18)

2.4	Amendment and Waiver between the Registrant and the controlling shareholders of B.R.C. Società a Responsabilità Limitata, dated as of April 30, 2003.	(18)

2.5	Equity Interest Purchase Agreement between and among Mariano Costamagna, Pier Antonio Costamagna, B.R.C. Società a Responsabilità Limitata, M.T.M. Società a Responsabilità Limitata and IMPCO Technologies, Inc., dated as of October 22, 2004.	(22)

2.6	Amendment No. 1 to Equity Interest Purchase Agreement between and among Mariano Costamagna, Pier Antonio Costamagna, B.R.C. Società a Responsabilità Limitata, M.T.M. Società a Responsabilità Limitata and IMPCO Technologies, Inc., dated as of November 17, 2004.	(22)

2.7	Amendment No. 2 to Equity Interest Purchase Agreement between and among Mariano Costamagna, Pier Antonio Costamagna, B.R.C. Società a Responsabilità Limitata, M.T.M. Società a Responsabilità Limitata and IMPCO Technologies, Inc., dated as of November 30, 2004.	(22)

2.8	Amendment No. 3 to Equity Interest Purchase Agreement between and among Mariano Costamagna, Pier Antonio Costamagna, B.R.C. Società a Responsabilità Limitata, M.T.M. S ocietà a Responsabilità Limitata and IMPCO Technologies, Inc., dated as of December 22, 2004.	(22)

3.1	Certificate of Incorporation, as currently in effect.	(12)

3.2	Bylaws adopted July 22, 1998.	(7)

4.1	Stockholders’ Protection Rights Agreement dated as of June 30, 1999 between IMPCO Technologies, Inc. and ChaseMellon Stockholder Services, L.L.C., as Rights Agent.	(6)

10.1+	1989 Incentive Stock Option Plan.	(2)

10.2+	1993 Stock Option Plan for Non-employee Directors.	(3)

10.3+	Amendment to 1989 Incentive Stock Option Plan.	(3)

Exhibit No.	Description	Note No.

10.4+	1996 Incentive Stock Option Plan.	(4)

10.5+	1997 Incentive Stock Option Plan.	(5)

10.6	Loan Agreement between IMPCO Tech Japan KK, as borrower, and, Hongkong and Shanghai Banking Corporation Ltd., Osaka Branch., as lender, dated as of March 29, 1999.	(7)

10.7	Promissory Note Issued by Dale Rasmussen to Registrant dated March 15, 2001.	(8)

10.8	Promissory Note Issued by Syed Hussain to Registrant dated March 15, 2001.	(8)

10.9	Security Agreement and Agreement Not to Exercise Options entered into between Dale Rasmussen and Registrant dated March 15, 2001.	(8)

10.10	Security Agreement and Agreement Not to Exercise Options entered into between Syed Hussain and Registrant dated March 15, 2001.	(8)

10.11+	2000 Incentive Stock Option Plan.	(9)

10.12	Common Stock and Warrants Purchase Agreement, dated January 11, 2002.	(10)

10.13	Registration Rights Agreement, Dated January 11, 2002.	(10)

10.14	Form of Stock Purchase Warrant, Dated January 11, 2002.	(10)

10.15	Stock Purchase Agreement, dated May 3, 2002.	(11)

10.16	Contribution and Distribution Agreement between the Registrant and Quantum Fuel Systems Technologies Worldwide, Inc., dated July 23, 2002.	(13)

10.17	Tax Allocation and Indemnification Agreement between the Registrant and Quantum Fuel Systems Technologies Worldwide Inc., dated July 23, 2002.	(13)

10.18	Employee Benefit Matters Agreement between the Registrant and Quantum Fuel Systems Technologies Worldwide, Inc., dated July 23, 2002.	(13)

10.19+	The 2002 Stock Option Plan for Employees.	(14)

10.20+	The 2002 Stock Option Plan for Non-employee Directors.	(14)

10.21	Equity Joint Venture Contract, dated as of December 16, 2002, among China Natural Gas Co. Ltd., and the Registrant.	(15)

10.22	Joint Venture Agreement Minda IMPCO Technologies, Limited, dated May 18, 2001 among Minda Industries Limited and Mr. Nirmal K. Minda and the Registrant.	(15)

10.23	Joint Venture Agreement Minda IMPCO Limited, dated May 18, 2001 among Minda Industries and Mr. Nirmal K. Minda and the Registrant.	(15)

10.24	Letter of commitment, dated March 26, 2003, among Don J. Simplot and the Registrant.	(15)

10.25+	2003 Stock Incentive Plan.	(16)

10.26+	2004 Stock Incentive Plan.	(17)

10.27+	Employment agreement between IMPCO Technologies, Inc. and Terry Clapp, dated as of January 5, 2004.	(21)

Exhibit No.	Description	Note No.

10.28+	Employment agreement between IMPCO Technologies, Inc. and Brad Garner, dated as of January 5, 2004.	(21)

10.29	Loan Agreement between IMPCO Technologies, Inc. and M.T.M. Società a Responsabilità Limitata, dated as of December 23, 2004.	(22)

10.30	Pledge Agreement by IMPCO Technologies, Inc. in favor of Mariano Costamagna and Pier Antonio Costamagna, dated as of December 23, 2004.	(22)

10.31	Guaranty made by Mariano Costamagna and Pier Antonio Costamagna in favor of MTM, S.r.l., dated as of December 23, 2004.	(22)

10.32+	Employment Agreement between IMPCO Technologies, Inc. and Mariano Costamagna, dated as of December 22, 2004.	(22)

10.33+	Employment Agreement between MTM and Pier Antonio Costamagna, dated as of October 22, 2004.	(22)

10.34+	Consulting Agreement between IMPCO Technologies, Inc. and Robert Stemmler, dated as of December 22, 2004.	(23)

10.35	Revolving Promissory Note executed by the IMPCO Technologies, Inc. in favor of LaSalle Business Credit, LLC., dated as of July 18, 2003.	(19)

10.36	Loan and Security Agreement by and among Lasalle Business Credit, LLC, the financial institutions that, from time to time, become a party to the Loan Agreement, LaSalle, as agent for the lenders, and IMPCO Technologies, Inc., dated as of July 18, 2003.	(19)

10.37	Amendment to Loan and Security Agreement and Waiver by and among Lasalle Business Credit, LLC, the financial institutions that, from time to time, become a party to the Loan Agreement, LaSalle, as agent for the lenders, and IMPCO Technologies, Inc., dated as of March 12, 2004.	(20)

10.38	Second Amendment to Loan and Security Agreement, Limited Waiver and Consent by and among Lasalle Business Credit, LLC, the financial institutions that, from time to time, become a party to the Loan Agreement, LaSalle, as agent for the lenders, and IMPCO Technologies, Inc., dated June 30, 2004.	(24)

10.39	Third Amendment to Loan and Security Agreement, Consent by and among Lasalle Business Credit, LLC, the financial institutions that, from time to time, become party to the Loan Agreement, Lasalle, as agent for the lenders, and IMPCO Technologies, Inc., dated March 29, 2005.	(25)

10.40	Joint Company Buy-Out Agreement, by, between and among the Registrant, IMPCO-BERU Technologies, B.V. and BERU Aktiengesellschaft, dated January 27, 1999.	(19)

21.1	Subsidiaries of the Company.	(1)

23.1	Consent of BDO Seidman, LLP, independent registered public accounting firm, with respect to IMPCO Technologies, Inc.	(1)

23.2	Consent of BDO Sala Scelesi Farina S.p.A., independent registered public accounting firm, with respect to BRC, S.r.l.	(1)

23.3	Consent of Ernst & Young LLP, independent registered public accounting firm, with respect to IMPCO Technologies, Inc.	(1)

Exhibit No.	Description	Note No.

23.4	Consent of Reconta Ernst & Young S.p.A., independent registered public accounting firm with respect to BRC, S.r.l.	(1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).	(1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).	(1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350.	(1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350.	(1)

(1)	Filed herewith.
(2)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1990.
(3)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1994.
(4)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1997.
(5)	Incorporated by reference to the Registrant’s Proxy Statement for fiscal year 1997.
(6)	Incorporated by reference to the Registrant’s Form 8-K dated June 30, 1999.
(7)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 1999.
(8)	Incorporated by reference to the Registrant’s Form 8-K dated March 26, 2001.
(9)	Incorporated by reference to the Registrant’s Proxy Statement for fiscal year 2000.
(10)	Incorporated by reference to the Registrant’s Form 8-K filed on January 11, 2002.
(11)	Incorporated by reference to the Registrant’s Form 8-K filed on May 10, 2002.
(12)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 2001.
(13)	Incorporated by reference to the Form 10-K filed by Quantum Fuel Systems Technologies, Inc., for fiscal year 2002.
(14)	Incorporated by reference to the Registrant’s Proxy Statement for fiscal year 2002.
(15)	Incorporated by reference to the Registrant’s Form 10-K for the transition period from May 1, 2002 to December 31, 2002.
(16)	Incorporated by reference to the Registrant’s Proxy Statement for the 2003 annual meeting of stockholders.
(17)	Incorporated by reference to the Registrant’s Proxy Statement for the 2004 annual meeting of stockholders.
(18)	Incorporated by reference to the Registrant’s Form 8-K filed on July 29, 2003 (dated July 22, 2003).
(19)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended September 30, 2003.
(20)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 2003.
(21)	Incorporated by reference to the Registrant’s Form S-1 (Registration No. 333-111988) filed with the Commission on January 16, 2004.
(22)	Incorporated by reference to the Registrant’s Form S-4/A (Registration No. 333-122335), filed with the Commission on February 8, 2005.
(23)	Incorporated by reference to the Registrant’s Form 8-K dated December 22, 2004.
(24)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended September 30, 2004.
(25)	Incorporated by reference to the Registrant’s Form 10-K for fiscal year 2004.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 21, 2005.

IMPCO TECHNOLOGIES, INC.

By:	/s/ MARIANO COSTAMAGNA
	Name:	Mariano Costamagna
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARIANO COSTAMAGNA Mariano Costamagna	Chief Executive Officer (Principal Executive Officer) and Director	November 21, 2005

/s/ THOMAS M. COSTALES Thomas M. Costales	Vice President Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	November 21, 2005

/s/ RICHARD T. FOGARTY Richard T. Fogarty	Corporate Controller	November 21, 2005

/s/ NORMAN L. BRYAN Norman L. Bryan	Director	November 21, 2005

/s/ JOHN JACOBS John Jacobs	Director	November 21, 2005

/s/ J. DAVID POWER III J. David Power III	Director	November 21, 2005

/s/ DON J. SIMPLOT Don J. Simplot	Director	November 21, 2005

/s/ MARCO DI TORO Marco Di Toro	Director	November 21, 2005

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

As discussed in Note 1(b), the financial statements have been restated as of and for the year ended December 31, 2004 to reflect additional goodwill impairment and elimination of minority interest in a foreign subsidiary.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of IMPCO Technologies, Inc. internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2005, except for material weakness #5, as to which the date is October 28, 2005, expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/    BDO SEIDMAN, LLP

Los Angeles, California

March 31, 2005

except for Note 1(b), as

    to which the date is

    October 28, 2005

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

/s/    ERNST & YOUNG LLP

Los Angeles, California

March 10, 2004,

except for paragraph (i) of Note 3

as to which the date

is March 12, 2004

IMPCO TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars Except Share Data)

	December 31, 2002	December 31, 2003	December 31, 2004
			(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$1,996	$9,524	$8,418
Restricted cash	1,604	724	—
Accounts receivable less allowance for doubtful accounts of $1,295, $629 and $1,687, respectively	11,480	13,773	18,072
Inventories:
Raw materials and parts	8,616	9,347	8,624
Work-in-process	—	277	233
Finished goods	8,705	8,275	3,747

Total inventories	17,321	17,899	12,604
Deferred tax assets	1,032	283	182
Other current assets	1,649	1,648	1,956
Related party receivables (Note 18)	161	278	2,746

Total current assets	35,243	44,129	43,978
Equipment and leasehold improvements:
Dies, molds and patterns	6,343	6,572	7,174
Machinery and equipment	6,317	7,792	8,039
Office furnishings and equipment	8,462	8,545	7,809
Automobiles and trucks	406	402	409
Leasehold improvements	3,401	3,597	3,474

	24,929	26,908	26,905
Less accumulated depreciation and amortization	16,359	18,589	19,702

Net equipment and leasehold improvements	8,570	8,319	7,203
Goodwill	8,921	10,106	7,973
Deferred tax assets, net	8,405	9,476	8,183
Investment in affiliates	—	25,500	27,046
Business acquisition costs (Note 2)	12,777	—	788
Other assets	2,062	3,606	2,430
Non-current related party receivables (Note 18)	—	—	851

Total Assets	$75,978	$101,136	$98,452

See accompanying notes to consolidated financial statements

IMPCO TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

CONTINUED

(Thousands of Dollars Except Share Data)

	December 31, 2002	December 31, 2003	December 31, 2004
			(Restated)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,166	$9,082	$9,914
Accrued payroll obligations	2,387	2,762	2,889
Other accrued expenses	2,294	4,195	5,624
Current revolving line of credit	5,860	5,238	7,680
Current portion of related long-term debt (Note 18)	—	—	2,600
Current portion of other loans	5,883	670	93
Current portion of capital leases	2,448	43	47

Total current liabilities	24,038	21,990	28,847
Terms loans	—	17,617	—

Related party term loans (Note 18)	—	—	19,400
Capital leases	101	95	151
Other liabilities	—	1,483	2,316
Minority interest	2,217	2,822	2,907
Stockholders’ equity:
Preferred stock, $.001 par value, authorized 500,000 shares; none issued and outstanding at December 31, 2002, 2003 and 2004	—	—	—
Common stock, $.001 par value, authorized 100,000,000 shares 16,433,282 issued and outstanding at December 31, 2002; 18,568,721 issued and outstanding at December 31, 2003 18,737,437 issued and outstanding at December 31, 2004	16	19	19
Additional paid-in capital	120,624	132,190	135,291
Shares held in treasury	(173)	(312)	(528)
Accumulated deficit	(68,065)	(74,993)	(90,872)
Accumulated other comprehensive income (loss)	(2,780)	225	921

Total stockholders’ equity	49,622	57,129	44,831

Total Liabilities and Stockholders’ Equity	$75,978	$101,136	$98,452

See accompanying notes to consolidated financial statements.

IMPCO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of Dollars Except Per Share Data)

	Fiscal Year Ended April 30, 2002	Eight Months Ended December 31, 2002	Fiscal Year Ended December 31,
			2003	2004
				(Restated)
Revenue	$67,676	$46,421	$74,740	$118,292
Costs and expenses:
Cost of revenue	44,542	33,071	51,780	91,554
Research and development expense	5,856	2,635	3,803	4,634
Selling, general and administrative expense	19,676	11,922	19,638	20,331
Impairment loss of goodwill	—	—	—	2,833

Total costs and expenses	70,074	47,628	75,221	119,352
Operating income (loss)	(2,398)	(1,207)	(481)	(1,060)
Loss on extinguishment of debt	—	—	—	6,752
Interest expense, net	929	883	4,039	5,509

Loss from continuing operations before income taxes and equity share in (income ) loss of unconsolidated affiliates	(3,327)	(2,090)	(4,520)	(13,321)
Equity share in (income) loss of unconsolidated affiliates	—	—	1,107	(943)
Income tax expense (income)	(1,331)	23,240	668	2,325

Loss from continuing operations before minority interests	(1,996)	(25,330)	(6,295)	(14,703)
Minority interest in income (loss) of consolidated subsidiaries	(224)	51	(605)	(1,176)

Loss from continuing operations	(2,220)	(25,279)	(6,900)	(15,879)
Loss from discontinued operation	(25,016)	(3,115)	—	—

Net Loss	$(27,236)	$(28,394)	$(6,900)	$(15,879)

Net loss per share:
Basic:
Loss from continuing operations	$(0.20)	$(1.76)	$(0.41)	$(0.85)

Loss from discontinued operation	$(2.25)	$(0.22)	$—	$—

Net loss	$(2.45)	$(1.98)	$(0.41)	$(0.85)

Diluted:
Loss from continuing operations	$(0.20)	$(1.76)	$(0.41)	$(0.85)

Loss from discontinued operation	$(2.25)	$(0.22)	$—	$—

Net loss	$(2.45)	$(1.98)	$(0.41)	$(0.85)

Number of shares used in per share calculation:
Basic	11,098	14,376	16,643	18,608

Diluted	11,098	14,376	16,643	18,608

See accompanying notes to consolidated financial statements.

IMPCO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Thousands of Dollars Except Share Data)

	Fiscal Year Ended April 30, 2002	Eight Months Ended December 31, 2002	Fiscal Years Ended December 31,
			2003	2004
				(Restated)
Common Stock:
Beginning balance	$10	$13	$16	$19
Issuance of common stock (328,459, 19,200, 651,807 and 205,420 shares, respectively) resulting from the exercise of stock options and warrants	1	—	1	—
Issuance of common stock (2,000,000, 1,500,000, 1,500,000 and 0 shares, respectively) resulting from equity offering	2	1	2	—
Issuance of common stock (0, 2,309,470, 0 and 0 shares, respectively) in connection with an option to acquire a business	—	2	—	—

Ending balance	$13	$16	$19	$19
Additional paid-in capital relating to common stock:
Beginning balance	$102,832	$126,316	$120,624	$132,190
Issuance of common stock resulting from the exercise of stock options and warrants	2,626	157	1,753	586
Issuance of common stock resulting from equity offering	20,738	17,299	8,818	—
Additional costs incurred in connection with 2003 equity offerings (Note 7(b))	—	—	—	(251)
Issuance of common stock in connection with option to acquire a business	—	9,997	—	—
Fair value of stock warrants issued in connection with financing, (net of unamortized deferred interest costs, 0, 22, 66, 0, respectively)	—	—	995	2,766
Reduction in current tax liability related to stock options	120	—	—	—
Spin-off of Quantum subsidiary	—	(33,145)	—	—

Ending balance	$126,316	$120,624	$132,190	$135,291
Shares held in trust for deferred compensation plan, at cost (15,870, 18,224, 34,592 and 69,676 shares, respectively)	(322)	(173)	(312)	(528)
Retained earnings (accumulated deficit):
Beginning balance	(12,435)	(39,671)	(68,065)	(74,993)
Sale of treasury shares below original cost	—	—	(28)	—
Net income (loss) income applicable to common stock	(27,236)	(28,394)	(6,900)	(15,879)

Ending balance	(39,671)	(68,065)	(74,993)	(90,872)
Accumulated other comprehensive income (loss):
Beginning balance	$(3,719)	$(3,658)	$(2,780)	$225
Foreign currency translation adjustment	178	865	2,901	696
Unrealized gain (loss) on derivative instrument	(117)	117	—	—
Unrealized gain (loss) on marketable securities available-for-sale	—	(104)	104	—

Ending balance	$(3,658)	$(2,780)	$225	$921

Total stockholders’ equity	$82,678	$49,622	$57,129	$44,831

Comprehensive loss:
Net loss	$(27,236)	$(28,394)	$(6,900)	$(15,879)
Foreign currency translation adjustment	178	865	2,901	696
Unrealized gain (loss) on derivative instrument	(117)	117	—	—
Unrealized gain (loss) on marketable securities available-for-sale	—	(104)	104	—

Comprehensive loss	$(27,175)	$(27,516)	$(3,895)	$(15,183)

See accompanying notes to consolidated financial statements.

IMPCO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

	Fiscal Year Ended April 30, 2002	Eight Months Ended December 31, 2002	Fiscal Years Ended December 31,
			2003	2004
				(Restated)
Cash flows from operating activities:
Net loss	$(27,236)	$(28,394)	$(6,900)	$(15,879)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Amortization of intangibles arising from acquisition	747	—	—	—
Depreciation and other amortization	2,255	1,376	3,557	3,832
Goodwill impairment loss	—	—	—	2,833
Loss on extinguishment of debt	—	—	—	6,752
Minority interests in income of consolidated affiliates	224	(51)	605	1,176
Equity share in income (loss) of unconsolidated affiliate	—	—	1,107	(1,157)
Write-off of investments in unconsolidated affiliates	—	—	—	214
Gain on disposal of assets	194	31	27	282
Discontinued operations	(13,331)	(15,197)	—	—
Loss from sale of available-for-sale securities	—	18	—	—
Provision for deferred taxes	(2,294)	23,370	(322)	2,325
(Increase) decrease in accounts receivable	2,123	1,463	(2,410)	(4,299)
(Increase) decrease in inventories	4,046	1,335	(580)	4,096
Increase (decrease) in accounts payable	(400)	(75)	3,916	832
Increase in accrued expenses	461	45	1,799	1,456
Receivables from related party (Note 18)	—	—	—	(3,597)
Other, net	168	(549)	42	(805)

Net cash provided (used) by operating activities from operations	(33,043)	(16,628)	841	(1,939)
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(3,086)	(1,711)	(1,744)	(1,347)
Business acquisition costs (Note 2)	(211)	(2,619)	(13,622)	(980)
Proceeds from sale of equipment	3	131	3	1
Sale of available for-sale securities	—	7	—	—

Net cash used in investing activities	(3,294)	(4,192)	(15,363)	(2,326)
Cash flows from financing activities:
Increase (decrease) in revolving line of credit	3,575	(2,765)	(623)	2,442
Payments on term loans	(1,380)	(1,837)	(6,855)	(22,467)
Proceeds from term loans	1,750	—	17,250	22,890
Payments of capital lease obligation	(288)	(275)	(402)	(155)
Acquire common shares held in trust	—	(15)	(167)	(304)
Decrease (increase) in restricted cash	(815)	(1,028)	881	724
Increase (decrease) on notes receivable from officers	3,914	—	—	—
Proceeds from issuance of common stock	23,198	17,458	10,573	586
Dividends paid to minority interest in consolidated subsidiary				(1,174)

Net cash provided by financing activities	29,954	11,538	20,657	2,542
Effect of changes in exchange rates on cash	209	865	1,393	617

Net increase (decrease) in cash and cash equivalents	(6,174)	(8,417)	7,528	(1,106)
Cash and cash equivalents at beginning of period	16,587	10,413	1,996	9,524

Cash and cash equivalents at end of period	$10,413	$1,996	$9,524	$8,418

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Equity investment in IMPCO-BRC Mexico in exchange for inventory	—	—	—	$1,200
Capital lease obligations	—	—	—	$83

See accompanying notes to consolidated financial statements.

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

1(a) Basis of presentation and description of the business—The consolidated financial statements of IMPCO Technologies, Inc. (“IMPCO” or the “Company”) include the accounts of the Company and its 51% owned subsidiary IMPCO-BERU Technologies B.V. (“IMPCO BV”); its wholly owned subsidiaries IMPCO Technologies, Pty. Limited (“IMPCO Pty”), IMPCO Tech Japan K.K. (“IMPCO Japan”) and Grupo I.M.P.C.O. Mexicano, S. de R.L. de C.V. (“IMPCO Mexicano); and its joint ventures Minda IMPCO Technologies Limited. On December 31, 2004, the Company combined its joint venture interests in Minda IMPCO Limited and Minda IMPCO Technologies Limited, which resulted in a 50% interest in Minda IMPCO Limited (“MIL”). The Company no longer consolidates Minda IMPCO Technologies Limited and uses the equity method to report the results of MIL. On December 31, 2004, the Company established a 50% joint venture in Mexico, IMPCO-BRC Mexicano, and uses the equity method to recognize the results of this entity in the Company’s financial statements. On December 31, 2004, the Company completed the reorganization of its interests in India such that the Company’s joint venture interests in India were reduced to 50% from 60%. On December 31, 2004, the Company also established a 50% ownership in a joint venture, IMPCO-BRC Mexicano, which became the Company’s primary operating entity in Mexico. The Company believes that it has significant influence but not effective control over these two entities because (1) in each case, the Company does not have the power to elect a majority of the combined entity’s directors (2) the operational and day-to-day control of the combined entity is controlled by the Company’s partner in each of the joint ventures and (3) budgets and plans for each of the entities are developed by the partner. In 2003, the Company acquired a 50% equity interest in B.R.C. Societá a Responsabilitá Limitata (“BRC”). The Company uses the equity method to recognize the assets and liabilities of BRC in the Company’s consolidated results. On March 10, 2005, the Company’s shareholders approved the acquisition of the remaining 50% of BRC. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

1(b) Restatement of Audited Financial Statements for Fiscal Year Ended December 31, 2004—The audited financials of IMPCO Technologies, Inc. for the fiscal year ended December 31, 2004 have been restated to reflect certain amounts on its financial statements identified by the Company as errors during the third quarter of 2005. The Company determined that on the consolidated balance sheet as of December 31, 2004 goodwill, investment in affiliates, minority interest liability and accumulated deficit were incorrectly stated and are amended therein. Consequently, on the consolidated balance sheet as of December 31, 2004, total assets, total stockholders’ equity and total liabilities and stockholders’ equity are restated. On the consolidated statements of operations for the three and twelve months ended December 31, 2004, the Company determined that impairment loss of goodwill and minority interest in income of consolidated subsidiary were incorrectly stated and are amended therein. Consequently, on the consolidated statements of operations for the fourth quarter and the full year 2004, total costs and expenses, operating income, loss from continuing operations before income taxes and equity share in income of unconsolidated affiliates, loss from continuing operations before minority interest, minority interest in income of consolidated subsidiaries, net loss, and basic and diluted loss per share are restated.

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables set forth the amended and restated statements of operations for the fiscal year and three months ended December 31, 2004 and related notes (in thousands of Dollars).

Consolidated Statement of Operations

Fiscal Year Ended December 31, 2004

	As previously Reported *	Error Correction	Ref	As Restated
Revenue	$118,292			$118,292
Costs and expenses:
Cost of revenue	91,554			91,554
Research and development expense	4,634			4,634
Selling, general and administrative expense	20,331			20,331
Impairment loss of goodwill	1,328	1,505	-a	2,833

Total costs and expenses	117,847	1,505		119,352
Operating income (loss)	445	(1,505)		(1,060)
Loss on extinguishment of debt	6,752			6,752
Interest expense, net	5,509			5,509

Loss from continuing operations before income taxes and equity share in income of unconsolidated affiliates	(11,816)	(1,505)		(13,321)
Equity share in income of unconsolidated affiliates	(943)			(943)
Income tax expense	2,325			2,325

Loss from continuing operations before minority interests	(13,198)	(1,505)		(14,703)
Minority interest in income of consolidated subsidiaries	(1,051)	(125)	-b	(1,176)

Net loss	$(14,249)	$(1,630)		$(15,879)

Net loss per share:
Basic:
Loss from continuing operations	$(0.77)	$(0.08)		$(0.85)

Net loss	$(0.77)	$(0.08)		$(0.85)

Diluted:
Loss from continuing operations	$(0.77)	$(0.08)		$(0.85)

Net loss	$(0.77)	$(0.08)		$(0.85)

Number of shares used in per share calculation:
Basic	18,608			18,608

Diluted	18,608			18,608

*	As reported on Form 10-K for the fiscal year ended December 31, 2004

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Statement of Operations

Three Months Ended December 31, 2004

	As previously Reported*	Error Correction	Ref	As Restated
Revenue	$27,147			$27,147
Costs and expenses:
Cost of revenue	24,680			24,680
Research and development expense	1,445			1,445
Selling, general and administrative expense	7,049			7,049
Impairment loss of goodwill	1,328	1,505	-a	2,833

Total costs and expenses	34,502	1,505		36,007
Operating loss	(7,355)	(1,505)		(8,860)
Loss on extinguishment of debt	6,752			6,752
Interest expense, net	1,346			1,346

Loss from continuing operations before income taxes and equity share in income of unconsolidated affiliates	(15,453)	(1,505)		(16,958)
Equity share in income of unconsolidated affiliates	(225)			(225)
Income tax expense	828			828

Loss from continuing operations before minority interests	(16,056)	(1,505)		(17,561)
Minority interest in income of consolidated subsidiaries	(200)	(125)	-b	(325)

Net loss	$(16,256)	$(1,630)	-c	$(17,886)

Net loss per share:
Basic:
Net loss	$(0.88)	$(0.08)	-c	$(0.96)

Diluted:
Net loss	$(0.88)	$(0.08)	-c	$(0.96)

Number of shares used in per share calculation:
Basic	18,646			18,646

Diluted	18,646			18,646

*	As reported on Form 10-K for the fiscal year ended December 31, 2004

Notes to the Consolidated Statements of Operations for the Three Months and Fiscal Year Ended December 31, 2004.

-a

Goodwill impairment loss for the three and twelve months ended December 31, 2004 reported on the previously reported statement of operations was understated by approximately $1.5 million due to inadequate account reconciliation and review by management. During the fourth quarter of 2004, the Company recorded an impairment charge of approximately $1.3 million related to its Mexican and Japanese operations and

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

failed to record an impairment charge against other amounts also related to the Mexican and Japanese operations that the Company later determined were, in fact, goodwill. It was the Company’s intent to fully impair all goodwill related to these operations during the fourth quarter of 2004 and, accordingly, the Company believes that it is appropriate to restate the statements of operations for the three and twelve months ended December 31, 2004 to reflect the additional goodwill impairment.

-b	The Company determined that approximately $0.1 million of minority interest in losses related to its Mexican operation on the statement of operations for the three and twelve months ended December 31, 2004 was incorrectly recorded due to the incorrect application of an accounting standard that provides for the majority owner in a subsidiary to absorb all losses in the event that the losses applicable to the minority holder exceed the minority holder’s share of the subsidiary’s equity capital.

-c	The restated net losses for the three months and fiscal year ended December 31, 2004 of approximately $17.9 million and $15.9 million, respectively, represent an increase of approximately $1.6 million in additional losses as compared to the previously reported losses for the same periods. Loss per share of common stock increased $0.08 per share from a loss of $0.88 per share to $0.96 per share for the three months ended December 31, 2004 and the loss increased from $0.77 to $0.85 per share, or $0.08, for the full year ended December 31, 2004

The following tables set forth the amended and restated amounts with respect to total assets and total liabilities and stockholders’ equity as part of the consolidated balance sheet at December 31, 2004. Those captions on the consolidated balance sheet with the exception of stockholders’ equity captions that were not affected by the restatement are not presented. The complete and restated consolidated balance sheet is provided in the accompanying consolidated financial statements.

Consolidated Balance Sheet

Restated Amounts Due to Correction of Error

As of December 31, 2004

	As previously Reported *	Error Correction	Ref	As Restated
Assets:
Goodwill and intangibles	8,856	(883)	-a	7,973
Investment in affiliates	27,668	(622)	-a	27,046
Total Assets	$99,957	$(1,505)		$98,452

*	As reported on Form 10-K for the fiscal year ended December 31, 2004

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Balance Sheet

Restated Amounts Due to Correction of Error

As of December 31, 2004

(Thousands of Dollars Except Share Data)

	As previously Reported *	Error Correction	Ref	As Restated
Liabilities and Stockholders’ Equity
Minority interest	2,782	125	-b	2,907
Stockholders’ equity:
Preferred stock, $.001 par value, authorized 500,000 shares; none issued and outstanding at December 31, 2004	—			—
Common stock, $.001 par value, authorized 100,000,000 shares 18,737,437 issued and outstanding at December 31, 2004	19			19
Additional paid-in capital	135,291			135,291
Shares held in treasury	(528)			(528)
Accumulated deficit	(89,242)	(1,630)	-c	(90,872)
Accumulated other comprehensive income (loss)	921			921

Total stockholders’ equity	46,461	(1,630)		44,831

Total Liabilities and Stockholders’ Equity	$99,957	$(1,505)		$98,452

*	As reported on Form 10-K for the fiscal year ended December 31, 2004

Notes to the Consolidated Balance Sheet for the Fiscal Year Ended December 31, 2004.

-a	The carrying value of goodwill and investment in affiliates were overstated on the previously reported consolidated balance sheet at December 31, 2004 by approximately $0.9 million and $0.6 million, respectively. The impairment analysis performed in the fourth quarter of 2004 on the Company’s Mexican and Japanese operations indicated that the total goodwill allocated to these reporting units should be impaired during the fourth quarter of 2004. The Company determined during the third quarter of 2005 that it had not properly aggregated and recorded the correct goodwill amounts with respect to these operations as an impairment loss of goodwill during the fourth quarter of 2004. The restated balances at December 31, 2004 do not include any goodwill in relation to these operations.

-b	The carrying value of minority interest on the previously reported consolidated balance sheet at December 31, 2004 was understated by approximately $0.1 million due to the Company’s failure to recognize as part of the earnings or losses in its consolidated financial statements as the majority interest in its Mexican operation, losses related to the 10% minority interest holder, that had exceeded the minority interest holder’s capital. The Company did not correctly apply an accounting standard that provides for the majority owner in a subsidiary to absorb all losses in the event that the losses applicable to the minority holder exceed the minority holder’s share of the subsidiary’s equity capital.

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

-c	Accumulated deficit on the previously reported consolidated balance sheet at December 31, 2004 was understated by approximately $1.6 million. Accordingly, the restated accumulated deficit increased by approximately $1.6 million.

The following table sets forth the relevant parts of the consolidated statement of cash flows for the fiscal year ended December 31, 2004 that were affected by the restatement:

Consolidated Statement of Cash Flows

Restated Amounts Due to Correction of Errors

Fiscal Year ended December 31, 2004

(Thousands of Dollars)

	As previously Reported *	Error Correction	Ref	As Restated
Cash flows form operating activities:
Net loss	$(14,249)	$(1,630)	-a	$(15,879)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Goodwill impairment loss	1,328	1,505	-a	2,833
Minority interests in income of consolidated affiliates	1,051	125	-a	1,176

*	As reported on Form 10-K for the fiscal year ended December 31, 2004

Note to the Consolidated Statement of Cash Flows for the Fiscal Year Ended December 31, 2004.

-a	There was no effect on cash flows from operations or net increase or decrease of cash and cash equivalents as a result of the correction of errors related to the understatement of the impairment loss of goodwill and minority interest expense for the fiscal year ended December 31, 2004.

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the relevant part of the consolidated statement of shareholders’ equity as of December 31, 2004 that were affected by the restatement:

Consolidated Statement of Stockholders’ Equity

Restated Amounts Due to Correction of Error

As of December 31, 2004

(Thousands of Dollars Except Share Data)

	As previously Reported *	Error Correction	Ref	As Restated
Retained earnings (accumulated deficit):
Beginning balance	$(74,993)			$(74,993)
Net loss applicable to common stock	(14,249)	(1,630)	-a	(15,879)

Ending balance	$(89,242)	(1,630)		$(90,872)
Total stockholders’ equity	$46,461	$(1,630)	-a	$44,831

Comprehensive loss:
Net loss	$(14,249)	(1,630)	-a	$(15,879)
Foreign currency translation adjustment	696	—		696

Comprehensive loss	$(13,553)	(1,630)		$(15,183)

*	As reported on Form 10-K for the fiscal year ended December 31, 2004

Note to the Consolidated Statement of Stockholders’ Equity As of December 31, 2004.

-a	Stockholders’ equity decreased by approximately $1.6 million on the consolidated statement of stockholders’ equity as a result of the correction of errors that increase net loss by the same amount. Similarly, comprehensive loss for the fiscal year ended December 31, 2004 increased by approximately $1.6 million.

The Company classifies its business into two business segments: U.S. Operations and International Operations. The Company also classifies general and administrative expenses that are not allocable to a business segment as a corporate expense. In the fourth quarter of 2004, the Company erroneously recorded the impairment loss of goodwill of $330,000 related to Mexico and Japan as a corporate expense, whereas the more correct classification should have been a charge against international operations. The following table sets forth the restated business segment analysis that is integral to the MD&A and certain note disclosures to the consolidated financial statements.

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Business Segment Analysis

Fiscal Year Ended December 31, 2004

	Operating Income/(Loss) for Year Ended December 31, 2004
	Previously Reported*	Amount Not Recorded	Ref.	Amount Incorrectly Recorded	Ref.	Restated
U.S. Operations	$7,235					$7,235
International Operations	1,659	(1,505)	-a	(330)	-b	(176)
Corporate Expenses	(8,435)			330	-b	(8,105)
Intersegment Elimination	(14)					(14)

Total	$445	$(1,505)		$—		$(1,060)

Notes to the Business Segment Disclosure for the Fiscal Year Ended December 31, 2004

-a	The loss impairment of goodwill of approximately $1.5 million that was not recorded, in error, during the fourth quarter of 2004 is reflected as a charge against the international operations business segment for the same period on the business segment analysis.

-b	The loss impairment of goodwill that was correctly recorded in the fourth quarter of 2004 in the amount of approximately $0.3 million was incorrectly charged against corporate expenses and is restated as a charge against international operations on the business segment analysis for the year ended December 31, 2004. These amounts were in relation to Mexico and Japan operations.

1(c) Cash and Cash Equivalents—The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

1(d) Restricted Cash—The Company classifies cash and cash equivalents that are restricted from operating use for the next twelve months as restricted cash. Amounts restricted for longer than twelve months are classified as other assets. When the restrictions are no longer in-place, the amounts are reclassified to cash and cash equivalents.

1(e) Inventories—Inventories are valued at the lower of cost or market value. Cost is determined by the first-in, first-out (FIFO) method while market value is determined by replacement cost for raw materials and parts and net realizable value for work-in-process and finished goods.

1(f) Equipment and leasehold improvements—Equipment and leasehold improvements are stated on the basis of historical cost. Depreciation of equipment is provided using the straight- line method over the assets’ estimated useful lives, ranging from three to seven years. Amortization of leasehold improvements is provided using the straight-line method over the shorter of the assets’ estimated useful lives or the lease terms. Design and development costs incurred in conjunction with the procurement of dies, molds, and patterns are immaterial. Depreciation of equipment acquired under a capital lease is provided using the straight line method over the useful life of the equipment.

1(g) Intangibles arising from acquisitions—Intangibles arising from acquisitions, primarily goodwill, are recorded based on the excess of the acquisition cost over the fair value of

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amounts assigned to tangible assets and liabilities. Goodwill arises from acquisitions are subject to an annual evaluation in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, for the purpose of determining any impairment and would be recognized as a goodwill impairment loss.

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

The Company has applied the rules on accounting for goodwill and other intangible assets beginning in the first quarter of the transition period ended December 31, 2002. For the fiscal year ended December 31, 2004, the Company completed the impairment tests as required upon the adoption of SFAS No. 142 and recognized an impairment loss for goodwill of approximately $2.8 million in its consolidated statement of operations for the three months ended December 31, 2004. On the consolidated balance sheet at December 31, 2004, the carrying value of goodwill is approximately $8.0 million.

1(h) Warranty costs—Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience.

1(i) Research and development costs—Research and development costs are charged to expense as incurred. Equipment used in research and development with alternative future uses is capitalized.

1(j) Revenue recognition—Revenue is recognized when title is transferred, ordinarily when products are shipped, and when management is reasonably assured of collectibility. Also, in accordance with Emerging Issues Task Force (“EITF”) No. 00-10, the Company includes the costs of shipping and handling, when incurred, in cost of goods sold.

1(k) Allowance for doubtful accounts—The Company maintains provisions for uncollectible accounts for estimated losses resulting from the inability of its customers to remit payments. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon its historical experience and any

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

specific customer collection issues that have been identified. Service revenues are recognized in the period in which the services are rendered.

1(l) Minority interests in subsidiaries—The balance sheet amounts in minority interest at December 31, 2004 represent 49% of the equity held by the single minority stockholder in IMPCO BV and a 49% of the equity held by a single minority stockholder in IMPCO Fuel Systems, an Australian company. Minority interest represents the minority stockholder’s proportionate share of equity in those subsidiaries.

1(m) Net income per share—Basic income per share is computed by dividing net income applicable to common stock by the weighted average shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock outstanding, and if dilutive, all common stock equivalents. In addition to net income (loss) per share, basic and diluted earnings per share are also presented for income (loss) from continuing operations and income (loss) from discontinued operation as appropriate.

1(n) Income taxes—We use the asset and liability method to account for income taxes. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In preparing the Consolidated Financial Statements, we are required to estimate the income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, property, plant and equipment and losses for tax and accounting purposes. These differences result in deferred tax assets, which include tax loss carry-forwards, and liabilities, which are included within the consolidated balance sheet. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. To the extent a valuation allowance is established or increased in a period, we include an expense within the tax provision of the consolidated statement of operations.

1(o) Stock based compensation—In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 Accounting For Stock Based Compensation, which established accounting and reporting standards for stock based employee compensation plans effective after fiscal year 1996. SFAS No. 123 encourages entities to adopt the fair value based method of accounting; however, it also allows an entity to continue to measure compensation cost using the intrinsic value based method prescribed by Accounting Principles Board No. 25. Entities electing to remain on the “intrinsic value based” method must make certain pro forma disclosures as if the new fair value method had been applied. At this time, the Company has not adopted the recognition provision of SFAS No. 123, as amended, but has provided pro forma disclosures.

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

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Fiscal Year Ended April 30, 2002	Eight Months Ended December 31, 2002	Fiscal Years Ended December 31,
			2003	2004
				(Restated)
Loss as reported	$(27,236)	$(28,394)	$(6,900)	$(15,879)
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related taxes	(691)	(545)	(2,012)	(2,388)

Proforma loss	$(27,927)	$(28,939)	$(8,912)	$(18,267)

Basic loss per share:
Net loss as reported	$(2.45)	$(1.98)	$(0.41)	$(0.85)

Proforma loss	$(2.52)	$(2.01)	$(0.54)	$(0.98)

Diluted loss per share:
Net loss as reported	$(2.45)	$(1.98)	$(0.41)	$(0.85)

Proforma loss	$(2.52)	$(2.01)	$(0.54)	$(0.98)

Number of shares used in per share calculation	11,098	14,376	16,643	18,608

The Financial Accounting Standards Board has also issued Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” The Interpretation addresses implementation practice issues in accounting for compensation costs under existing

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rules prescribed by Accounting Principles Board No. 25. The rules are applied prospectively to all new awards, modifications to outstanding awards and changes in grantee status after July 1, 2000, with certain exceptions. The Company considers the impact of these rules when adopting new stock option plans and when granting any options.

1(p) Impairment of long-lived assets and long-lived assets to be disposed of—Impairment losses are recorded on long-lived assets used in operations when an indicator of impairment (significant decrease in market value of an asset, significant change in extent or manner in which the asset is used or significant physical change to the asset) is present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. The Company has not experienced any significant changes in the business climate or in the use of assets that would require the Company to write down the value of the assets recorded in the balance sheet.

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

1(q) Use of estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

1(r) Reclassifications—Certain prior year amounts have been reclassified to conform to current presentations.

1(s) Foreign currency translation—Assets and liabilities of the Company’s foreign subsidiaries are generally translated at current exchange rates, and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a foreign currency component of other comprehensive income in stockholders’ equity. The results and financial condition of the Company’s international operations are affected by changes in exchange rates between certain foreign currencies and the U.S. Dollar. The functional currency for all of the Company’s international subsidiaries is the local currency of the subsidiary. An increase in the value of the U.S. Dollar increases costs incurred by the subsidiaries because most of its international subsidiaries’ inventory purchases are U.S. Dollar denominated. The Company seeks to manage its foreign currency economic risk by minimizing its U.S. Dollar investment in foreign operations using foreign currency term loans and lines of credit to finance the operations of its foreign subsidiaries. The Company generally recognizes foreign exchange gains and losses on the statement of operations for intercompany

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

balances that are denominated in currencies other than the reporting currency. In the event that the Company determines that intercompany balances originated by the Company with a subsidiary will not be settled in the foreseeable future, transaction gains and losses are deferred as part of cumulative translation adjustment on the balance sheet.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except those transactions that operate as a hedge of an identifiable foreign currency commitment, are included in the results of operations as incurred.

1(t) Financial instruments—At December 31, 2003, the Company’s financial instruments recorded on the balance sheet include cash equivalents, short-term bank debt, and restricted cash. At December 31, 2004, the fair value of the Company’s long-term debt approximated carrying value.

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

1(u) Comprehensive Income Loss—The Company presents comprehensive income (loss) in the Consolidated Statements of Stockholders’ Equity in accordance with SFAS No. 130, Reporting Comprehensive Income. Comprehensive income (loss) includes, in addition to net income (loss), charges in equity that are excluded from the consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the consolidated balance sheet.

1(v) Deferred Financing Costs—Costs related to obtaining external debt are capitalized and amortized over the term of the debt using the straight-line method. Accumulated amortization at December 31, 2003 and 2004 was $0.3 million and $0.5 million, respectively. When a loan is paid in full, the unamortized financing costs are removed from the related accounts and charged to operations.

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Acquisition of BRC

B.R.C. Societá a Responsibilitá Limitata.    On October 25, 2004, the Company announced that it reached an agreement with the founders of BRC where the Company would complete the acquisition of the remaining 50% of the equity interests of BRC. The terms of the transaction included a cash payment of $10.0 million and the issuance of 5,098,284 shares of IMPCO common stock to the founders of BRC. The completion of the transaction was also contingent on the Company to complete an equity offering sufficient to raise at least $15.0 million in cash, to repay the $20.0 million senior subordinated secured promissory notes issued to Bison Capital Structured Equity Partners, LLC (“Bison”) in July 2003 and to secure the approval of the Company’s shareholders to proceed with the transaction. On December 30, 2004, the Company repaid the Bison note for $22.0 million (see Note 3); on February 11, 2005, the Company completed its equity public offering by issuing a total of 4,600,000 shares of its common stock to investors and realized approximately $24.9 million before transaction fees of approximately $1.0 million and on March 10, 2005, the Company’s shareholders approved the transaction. The transaction closed March 31, 2005. The Company determined a weighted average stock price of $5.74 for the purpose of determining a value for the remaining 50% acquisition of BRC in the amount of approximately $39.3 million. The basis for the determination of the weighted average stock price of $5.74 was the daily closing price of the Company’s common stock on the three days prior to and following the acquisition announcement date of October 22, 2004. The Company considered the following factors during the course of negotiations to purchase the remaining 50% of BRC: (1) receipt of an independent report of the fairness of price to be paid for the remaining 50% of BRC and (2) the Company’s belief that the acquisition of BRC, a world-class provider of alternative fuels products into the transportation market segment, would position IMPCO in the transportation market segment as a market leader.

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

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Business Acquisition Costs

Amounts recorded as business acquisition costs on the consolidated balance sheets reflect direct costs incurred ordinarily for the purpose of a business acquisition that has not yet been completed. At December 31, 2002, 2003 and 2004, the amounts recorded as business acquisition costs were approximately $12.8 million, $0.0 million and $0.0 million, respectively. “Business acquisition costs” at December 31, 2002 was primarily related to the Company’s acquisition of the first 50% share in BRC, which was completed in July 2003, and consisted of:

•	$10.0 million specifically related to the November 2002 issuance of approximately 2.3 million shares of common stock;

•	$2.4 million in additional payments to the sellers of BRC towards the purchase price;

•	$0.3 million in direct costs related to the acquisition of BRC; and

•	$0.1 million in business acquisition costs related to IMPCO Egypt.

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

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(b) Senior Subordinated Secured Promissory Note—Bison Capital Structured Equity Partners, LLC

On July 18, 2003 the Company entered into an agreement with Bison Capital Structured Equity Partners, LLC to sell to Bison a senior subordinated secured promissory note (“Bison Note”) in the amount of $20.0 million bearing interest at a rate of 11.25%. Interest payments are due monthly over the term of the note and the principal amount of the note is due in full on July 18, 2007. The proceeds of the note were approximately $17.3 million and resulted in a loan discount of approximately $2.7 million, which was accreted to interest expense over the term of the note. On December 30, 2004, the Company prepaid the Bison note in the amount of $22.0 million, which included a principal amount of $20.0 million, a prepayment penalty of $1.0 million and accrued interest $1.0 million, with the $22.0 million proceeds from a five year term loan the Company arranged with MTM, S.r.l., a wholly owned subsidiary of BRC. The effective interest rate on the Bison loan at the time of repayment was 18.75%. The Company recognized a loss on extinguishment of debt in the fourth quarter of 2004 in the amount of $6.8 million to reflect the write-off of deferred interest costs in connection with the Bison note in the amount of approximately $5.8 million including the unamortized portion of Bison and Bathgate warrants in the amounts of approximately $1.7 million and $0.5 million, respectively, the remaining unamortized loan discount costs in the amount of $2.0 million, unamortized original debt issuance costs in the amount of approximately $1.6 million and the $1.0 million prepayment penalty.

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

(c) Term Loan—MTM S.r.l.

On December 23, 2004 the Company entered a loan agreement with MTM pursuant to which we borrowed $22.0 million. The loan proceeds were used to retire all debts and related obligations we had incurred pursuant to a Securities Purchase Agreement dated July 18, 2003 with Bison. The MTM loan carries an interest rate equal to 3-month EURIBOR plus 1.5% per annum, which totaled approximately 3.7% as of December 31, 2004. The MTM loan matures on December 31, 2009 and will be repaid in quarterly installments beginning March 31, 2005, each payment in the amount of not less than $0.65 million in the first two years, $0.8 million in the third year, $1.0 million in the fourth year and $1.15 million in the final year, with a $5.0 million “balloon payment” of the remaining unpaid principal and interest due on December 31, 2009. This loan may be accelerated in the event that any payment is not made within 15 days of the date when due, if the employment of Mariano Costamagna, The Company’s Chief Executive Officer as of January 1, 2005, is terminated for any reason (with certain exceptions for termination upon Mr. Costamagna’s death), if we materially breach his employment agreement or upon written notice of any other default under the agreement. Also, Mariano Costamagna and Pier Antonio Costamagna have guaranteed the MTM loan. In return for Messrs. Costamagnas’ guarantee, we have pledged our equity interest in BRC as collateral in the event the guaranteed is utilized. The MTM loan agreement contains restrictive covenants limiting our ability to: (a) incur additional indebtedness other than unsecured trade credit,

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

capital leases and additional indebtedness pursuant to the senior credit facility with LaSalle; (b) merge, consolidate or sell our assets; (c) purchase, retire or redeem our capital stock; and (d) make capital expenditures in excess of $2.5 million in any fiscal year. The shares of BRC are also pledged as security for the MTM loan. The loan also contains a cross default provision linked with the LaSalle Business Credit working capital loan. Using proceeds from the MTM loan, the Company repaid the Bison loan on December 30, 2004 in the amount of $20.0 million plus a prepayment penalty of $1.0 million and accrued interest of $1.0 million. At December 31, 2004, $2.6 million was classified on the consolidated balance sheet as part of the current portion of long-term debt and $19.4 million was classified as long-term debt.

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

(e) Credit facility—Fortis Bank

IMPCO BV has secured a $3.1 million revocable credit facility with Fortis Bank in the Netherlands. The interest rate is determined on a weekly basis using a weighted average of several money market indices. IMPCO BV’s borrowings under this facility may not exceed the combined total of 70% of the book value of its eligible accounts receivable and 50% of the book value of its inventory (or the current market value when lower) with a maximum of $1.4 million. At December 31, 2004, the interest rate was 4.0% with no outstanding balance.

(f) The Hong Kong and Shanghai Banking Corporation Ltd.

Line of Credit.    In April 2002, IMPCO Japan secured a $0.6 million line of credit facility with the Hong Kong and Shanghai Banking Corporation Ltd. (“HSBC”), Osaka Branch. This line

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of credit was renewed in March 2003 with a fixed interest rate of 1.685% for a period of 12 months and matures in April 2004. The line of credit was cash secured from a restricted account with National Australian Bank Limited, which issued a stand-by letter of credit to HSBC as collateral for the line of credit. At December 31, 2003, the outstanding loan balance was approximately $0.6 million bearing interest at a rate of 1.685%. In April 2004, the amount outstanding of $0.6 million was fully paid and the restricted cash became unrestricted.

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

In the fourth quarter of 2003, the Company’s majority owned subsidiary, Minda IMPCO Ltd., of India entered into several loan agreements and obtained a total of $134,000 in loans with an average interest rate of 14.5% and two year maturities.

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

Income (loss) before income taxes and minority interest of consolidated subsidiaries and dividends for U.S. and foreign-based operations is shown below (in thousands of dollars):

	Fiscal Year Ended April 30, 2002	Eight Months Ended December 31, 2002	Fiscal Year Ended December 31,
			2003	2004
				(Restated)
Continuing operations:
U.S.	$(3,767)	$(2,713)	$(6,135)	$(13,159)
Foreign	440	623	1,615	(162)

Total Continuing Operations	(3,327)	(2,090)	(4,520)	(13,321)
Discontinued Operations	(41,693)	(5,191)	—	—

Total loss before income taxes and minority interests	$45,020)	$(7,281)	$(4,520)	$(13,321)

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A reconciliation of income taxes computed at the federal statutory income tax rate to income taxes reported in the consolidated statements of operations is as follows:

	Fiscal Year Ended April 30, 2002	Eight Months Ended December 31, 2002	Fiscal Year Ended December 31,
			2003	2004
				(Restated)
Federal statutory income tax rate	-34.0%	-34.0%	-34.0%	-34.0%
Permanent differences	0.9	32.7	2.4	7.0
State tax, net	-0.7	-11.8	0.0	0.2
Foreign tax, net	0.8	-8.1	2.6	8.4
Research and development credit	-7.0	-15.2	-3.4	0.0
Valuation Allowance	—	1148.1	47.1	35.9

Effective tax rate	-40.0%	1111.7%	14.7%	17.5%

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the Company’s deferred tax liabilities and assets is as follows (in thousands of dollars):

	Eight Months Ended December 31, 2002	Fiscal Year Ended December 31,
		2003	2004
Deferred tax liabilities:
Tax over book depreciation	$(1,275)	$(863)	$(1,261)
Other	(2,857)	(3,824)	(533)

	(4,132)	(4,687)	(1,794)
Deferred tax assets:
Tax credit carryforwards	10,878	12,533	10,827
Net operating loss carryforwards	25,498	27,580	32,552
Inventory reserves	299	350	772
Provisions for accrued expenses	894	462	1,564

	37,569	40,925	45,715

Valuation Allowance	(24,000)	(26,479)	(35,556)

Net deferred tax assets	9,437	9,759	8,365
Less: deferred tax assets-current	1,032	283	182

Deferred tax assets non-current	$8,405	$9,476	$8,183

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

For the fiscal year ended December 31, 2004, undistributed earnings of the Company’s foreign subsidiaries were approximately $0.6 million. Undistributed earnings are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes has been provided thereon. Upon distribution of earnings in the form of dividends

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

or otherwise, the Company would be subject to both United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. Determination of the amount of unrecognized deferred United States income tax liability is not practical because of the complexities associated with its hypothetical calculation. In April 2004, the Company’s 51% owned subsidiary in Holland paid a $2.4 million dividend in which the Company received approximately $1.2 million in cash. Accordingly, the Company recognized a tax expense of approximately $0.3 million in the three months ended June 30, 2004.

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

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Commitments and Contingencies

(a) Leases

The Company has certain non-cancelable operating leases for facilities and equipment, and non-cancelable capital leases for machinery, equipment and motor vehicles. Future minimum lease commitments under non-cancelable leases at December 31, 2004, net of the sublease, are as follows (in thousands of dollars):

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

(c) Investment and Tax Savings Plan

The Company’s Investment and Tax Savings Plan (the “Plan”) is a defined contribution plan, which is qualified under Internal Revenue Service Code Section 401(k). The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. All employees who are at least age twenty-one or older are eligible to participate in the Plan on the first day of

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employment with the Company. Employees of the Company who elect to participate in the Plan may contribute into the Plan not less than 1% nor more than 15% of compensation. The Company’s matching contributions are discretionary and match elective salary deferrals up to 3.0% of compensation. Approximately 77% of eligible employees were enrolled in the 401(k) plan at December 31, 2004. Employer contributions approximated $632,000, $189,000, $273,000 and $246,000 for fiscal year ended April 30, 2002, the transition period ended December 31, 2002, and the fiscal years ended December 31, 2003 and 2004, respectively.

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

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

under APB 25 because the exercise price of the Company’s employee common stock options equals the market price of the underlying common stock on the grant date.

(d) Warrants

On January 11, 2002, the Company completed a private placement of 2,000,000 shares of common stock at a price of $11.25 per share for $22.5 million. The Company also issued to the investors warrants to purchase an aggregate of 200,000 shares of common stock at an exercise price of $13.25 per share. Pursuant to the warrant agreement, the exercise price was subsequently adjusted to $8.70 per share after the Quantum spin-off in July 2002. Each purchaser was issued a warrant to purchase one-tenth of a share of common stock for each share of common stock purchased under the agreement. In addition, the Company issued warrants to purchase an aggregate of 100,000 shares of common stock to the placement agent in connection with the transaction. The warrants are exercisable at any time until January 11, 2006. These warrants represented direct costs and incentives related to an equity offering. The Company did not recognize any accounting effect to additional paid in capital as of April 30, 2002, because the value assigned to offering costs paid by issuance of warrants was offset by the value assigned to warrants issued as offering costs.

In connection with an $8.0 million loan commitment obtained in March 2003 from a Company director that expired on July 31, 2003, the Company granted a warrant, to the director, which vested immediately, to purchase 200,000 shares of IMPCO stock at a price of $2.51 per share. The warrant expires in four years from the date of grant. The fair value of the warrant was determined to be approximately $0.3 million based on the application of the Black-Scholes model. The following assumptions were made in estimating the fair value using the Black-Scholes model: expected life of the warrant—4.0 years; price volatility—87.5%; risk-free interest rate—4.0%; and the dividend yield—0%. At the time of issuance the Company accounted for this warrant as an increase of approximately $0.3 million in additional paid in capital and deferred interest costs subject to amortization to expense based of the expected life of the loan, or less than one year. The amount of expense recognized in the statement of operations for the fiscal year ended December 31, 2003 was $0.3 million.

On August 15, 2002, the Company issued a fully vested warrant to acquire 20,000 shares of the Company’s common stock to an independent consultant at an exercise price of $3.30 per share. The warrant will expire on August 15, 2006. The Company recognized an expense of $44,000 in fiscal year 2003 based on the following assumptions under the Black Scholes model: expected life of the warrant—4.0 years; price volatility—80.0%; risk free interest rate—5%; and the dividend yield—0%. At December 31, 2004, this warrant remained unexercised.

During April and May of 2003, the Company entered into agreements with investors to provide approximately $3.1 million in bridge loans, of which $1.4 million was from an entity related to one of the Company’s directors. In conjunction with the bridge loan agreements the Company issued warrants to the investors to purchase 305,000 shares of the Company’s common stock at $2.46 per share, or 120% of the then market price. During 2004, 170,000 shares were issued and warrants to issue 135,000 shares remained unexercised at December 31, 2004.

On July 21, 2003, in connection with the issuance of a $20.0 million senior secured subordinated promissory note, the Company issued to Bison fully vested 500,000 warrants to

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

acquire Company stock, at an exercise price of $2.00 per share. The Company determined that the fair value of the 500,000 warrants issued was equal to approximately $2.6 million based on the application of the Black-Scholes model. The following assumptions were made in connection with the Black-Scholes model: expected life of the option—5.0 years; price volatility—91.3%; risk-free interest rate—2.6% and the dividend yield—0%. At the time of issuance, the Company accounted for these warrants as an increase of approximately $2.6 million in additional paid in capital and deferred interest costs subject to amortization to expense based of the expected life of the loan, or four years. The amount of expense recognized in the statements of operations for the fiscal years ended December 31, 2003 and 2004 were $0.3 million, $2.3 million, respectively. In December 2004, the Bison Note was fully paid and all deferred costs were expensed.

On May 15, 2004, the Company issued a fully vested warrant to purchase 120,000 shares of the Company’s stock to Bathgate Partners, LLC, in connection with the Bison Note, at an exercise price of 120% over the then closing price, or $7.22 per share. The Company determined that the of the warrant issued to be approximately $0.5 million based on the application of the Black-Scholes model. The following assumptions were made in connection with the Black-Scholes model: expected life of the option—5.0 years; price volatility—89.1%; risk-free interest rate—4.19% and the dividend yield—0%. The Company recognized $0.5 million as interest expense in the fiscal year ended December 31, 2004 in connection with the prepayment of the Bison Note in December 2004.

Stock Warrants activity in 2002, 2003 and 2004 is summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at April 2002	—	—
Granted	300,000	$5.83
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2002	300,000	$5.83

Granted	1,025,000	2.29
Exercised	510,000	2.01
Forfeited	—	—

Outstanding at December 31, 2003	805,000	$3.77

Granted	120,000	7.40
Exercised	160,000	2.46
Forfeited	—

Outstanding at December 31, 2004	775,000	$4.57

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth summarized information with respect to warrants outstanding and exercisable at December 31, 2004:

Exercise Price	Warrants O/S December 31, 2004	Life Remaining
$5.83	300,000	13 months
2.51	200,000	31 months
2.60	155,000	41 months
7.34	120,000	51 months

$4.57	775,000	29 months

8. Loss Per Share

The following table sets forth the computation of basic and diluted loss per share:

	Fiscal Year Ended April 30, 2002	Eight Months Ended December 31, 2002	Fiscal Years Ended December 31,
			2003	2004
				(Restated)
Numerator:
Loss from continuing operations	$(2,220)	$(25,279)	$(6,900)	$(15,879)
Loss from discontinued operation	(25,016)	(3,115)	—	—

Net income (loss)	$(27,236)	$(28,394)	$(6,900)	$(15,879)

Denominator:
Denominator for basic earnings per share—weighted average number of shares	11,098	14,376	16,643	18,608
Basic loss per share:
Loss from continuing operations	$(0.20)	$(1.76)	$(0.41)	$(0.85)

Loss from discontinued operation	$(2.25)	$(0.22)	$—	$—

Net loss	$(2.45)	$(1.98)	$(0.41)	$(0.85)

Diluted loss per share:
Loss from continuing operations	$(0.20)	$(1.76)	$(0.41)	$(0.85)

Loss from discontinued operation	$(2.25)	$(0.22)	$—	$—

Net loss	$(2.45)	$(1.98)	$(0.41)	$(0.85)

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

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

9. Equity Investments

The following table sets forth the Company’s share in the earnings (losses) in unconsolidated affiliates for the fiscal years ended December 31, 2003 and 2004 (in thousands of dollars):

	Fiscal Years Ended December 31,
	2003	2004
Shares in earnings (losses)
BRC S.r.l.	$(863)	$1,203
Minda IMPCO Limited	(104)	(46)
IMPCO-Egypt	(93)	—
IMPCO-China	(47)	—

	$(1,107)	$1,157

Write-off of the investment
IMPCO-Egypt	$—	$(150)
IMPCO-China	—	(64)

	$—	$(214)

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

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company evaluates performance based on profit or loss from operations before interest and income taxes. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies.

Financial Information by Business Segment.    Financial information by business segment for continuing operations follows (in thousands of dollars):

Revenues:	Fiscal Year Ended April 30, 2002	Eight Months Ended December 31, 2002	Fiscal Years Ended December 31,
			2003	2004
U.S. Operations	$52,055	$33,151	$51,951	$92,430
International Operations	32,773	25,304	36,107	37,672
Intersegment Elimination	(17,152)	(12,034)	(13,318)	(11,810)

Total	$67,676	$46,421	$74,740	$118,292

Operating Income/(Loss)	Fiscal Year Ended April 30, 2002	Eight Months Ended December 31, 2002	Fiscal Years Ended December 31,
			2003	2004
				(Restated)
U.S. Operations	$3,416	$1,751	$4,549	$7,235
International Operations	599	637	1,589	(176)
Corporate Expenses	(6,807)	(3,460)	(6,992)	(8,105)
Intersegment Elimination	393	(135)	373	(14)

Total	$(2,399)	$(1,207)	$(481)	$(1,060)

Identifiable Assets		December 31, 2002	December 31,
			2003	2004
				(Restated)
U.S. Operations		$23,555	$25,704	$23,920
International Operations		23,697	27,739	29,631
Corporate		28,725	47,693	44,901

Total		$75,977	$101,136	$98,452

Capital Expenditures	Fiscal Year Ended April 30, 2002	Eight Months Ended December 31, 2002	Fiscal Years Ended December 31,
			2003	2004
U.S. Operations	$2,103	$1,087	$1,361	$1,084
International Operations	134	376	98	263
Corporate	763	248	285	—

Total	$3,000	$1,711	$1,744	$1,347

Depreciation and Amortization	Fiscal Year Ended April 30, 2002	Eight Months Ended December 31, 2002	Fiscal Years Ended December 31,
			2003	2004
U.S. Operations	$1,259	$895	$1,294	$1,357
International Operations	592	177	273	280
Corporate	916	304	1,990	2,195

Total	$2,767	$1,376	$3,557	$3,832

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenues by Market Segment. The Company’s product revenues by application across all business segments follows (in thousands):

Revenues:	Fiscal Year Ended April 30, 2002	Eight Months Ended December 31, 2002	Fiscal Years Ended December 31,
			2003	2004
Transportation	$24,595	$22,953	$29,523	$26,951
Industrial	43,081	23,468	45,217	91,341

Total	$67,676	$46,421	$74,740	$118,292

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

Interest and income taxes paid for fiscal years 2001 and 2002, the transition period ended December 31, 2002, and the fiscal year ended December 31, 2003 are as follows (in thousands of dollars):

	Fiscal Year Ended April 30, 2002	Eight Months Ended December 31, 2002	Fiscal Years Ended December 31,
			2003	2004
Interest Paid	$1,354	$953	$2,387	$4,840
Taxes paid (including franchise taxes)	$638	$42	$495	$716

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

	Fiscal Year Ended April 30, 2002	Eight Months Ended December 31, 2002	Fiscal Years Ended December 31,
			2003	2004
				(Restated)
Net loss as reported	$(27,236)	$(28,394)	$(6,900)	$(15,879)

Add: Amortization of goodwill recorded during the fiscal years prior to the adoption of SFAS No. 142, net of tax effect	443	—	—	—

Proforma loss	$(26,793)	$(28,394)	$(6,900)	$(15,879)

Basic loss per share:
Loss as reported	$(2.45)	$(1.98)	$(0.41)	$(0.85)
Goodwill amortization	0.04	—	—	—

Proforma loss	$(2.41)	$(1.98)	$(0.41)	$(0.85)

Diluted loss per share:
Loss as reported	$(2.45)	$(1.98)	$(0.41)	$(0.85)
Goodwill amortization	0.04	—	—	—

Proforma loss	$(2.41)	$(1.98)	$(0.41)	$(0.85)

As required by SFAS No. 142, the fourth quarter has been established for the annual impairment review of goodwill. The annual review was performed in the fourth quarter and resulted in the reduction of the carrying value of goodwill as of December 31, 2004 by approximately $2.8 million to a carrying value on the balance sheet to approximately $8.0 million. As a result, the Company recognized an impairment loss of goodwill of $2.8 million as a component of operating loss in the fourth quarter of 2004. The impairment analysis was prepared using a discounted cash flow analysis for each of the Company’s reporting units from which the Company determined that an impairment loss was present in the Japanese and Mexican reporting units in the amounts of $1.2 million and $1.6 million, respectively. The political environment and the potential legislation that could result in an excise tax on propane vehicles adversely affected the operating conditions in Mexico. In Japan, the business outlook for IMPCO was evaluated, which resulted in limited revenue growth opportunities and adversely affected the future cash flows.

IMPCO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	Quarterly Results of Operations

A summary of the unaudited quarterly results of operations follows (in thousands, except per share amounts):

	First Qtr.	Second Qtr.	Third Qtr.	Fourth Qtr.
Fiscal Year 2003
Revenue	$19,572	$18,340	$18,669	$18,159
Operating income (loss)	1,141	1,052	412	(3,086)
Interest expense, net	231	1,026	1,552	1,230
Net income (loss)	$451	$(181)	$(1,240)	$(5,930)
Net income (loss) per share: (1)
Basic:
Net income (loss)	$0.03	$(0.01)	$(0.08)	$(0.34)
Diluted:
Net income (loss)	$0.03	$(0.01)	$(0.08)	$(0.34)

	First Qtr.	Second Qtr.	Third Qtr.	Fourth Qtr.
				(Restated)
Fiscal Year 2004
Revenue	$28,603	$32,478	$30,064	$27,147
Operating income (loss)	2,431	2,978	2,391	(8,860)
Interest expense, net	1,155	1,504	1,504	1,346
Net income (loss)	$516	$985	$506	$(17,886)
Net income (loss) per share: (1)
Basic:
Net income (loss)	$0.03	$0.05	$0.03	$(0.96)
Diluted:
Net income (loss)	$0.03	$0.05	$0.03	$(0.96)

The Company made certain adjustments in the 4th Quarter of 2004. These adjustments were to:

1)	Increase in the reserve for excess and obsolete inventory of $1.3 million as a change in accounting estimate;

2)	Increase in the valuation allowance for deferred tax assets of $2.3 million based upon an analysis of future business forecasts;

3)	Write-off of goodwill of $2.8 million based upon future business unit forecasts for two international operations;

4)	Increase the warranty reserves by $0.4 million based upon recent specific experience;

5)	Increase the allowance for doubtful accounts by $0.6 million; and

6)	Increase accounts payable and cost of goods sold by $0.6 million.

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
Current Assets:
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

BRC S.R.L.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2002, 2003 and 2004

(In thousands of Euros)

	2002	2003	2004
Cash flows from operating activities:
Net loss/income	€(1,078)	€(1,029)	€2,420
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,058	1,084	1,138
Employees severance indemnities	223	180	338
Deferred taxes	300	(221)	120
Losses (income) in equity investees	369	140	(193)
Gain on partial sale of Brazilian business	(953)	0	0
Changes in operating assets and liabilities:
Account receivable	(921)	2,566	(6,103)
Inventories	6,686	1,777	(3,960)
Prepaid expenses and other current assets	577	351	11
Account payable	(76)	(1,853)	14,732
Accrued expenses and other current liabilities	122	142	282
Income taxes	(106)	24	1,487
Other	(169)	(50)	0

Net cash provided by (used in) operating activities	6,032	3,111	10,272

Cash flows from investing activities:
Purchases of property, plant and equipment	(526)	(709)	(584)
Disposals of property, plant and equipment	6,201	12	60
Proceeds on partial sale of Brazilian business	1,906	0	0
Investment in equity investees	(1,060)	(234)	361
Loan to affiliated companies		(1,920)	(15,589)
Increase in non current assets	(217)	36	(893)

Net cash provided by (used in) investing activities	6,304	(2,815)	(16,645)

Cash flows from financing activities:
Net change in short-term borrowings	(6,217)	(266)	0
Increase in long term debt	688	163	9,778
Repayment of long term debt	(2,136)	(4,350)	0

Net cash provided by (used in) financing activities	(7,665)	(4,453)	9,778
Translation adjustment	128	26	470

Net increase (decrease) in cash and cash equivalents	4,799	(4,131)	3,875
Cash and cash equivalents at beginning of year	1,084	5,883	1,752

Cash and cash equivalents at end of year	€5,883	€1,752	€5,627

Supplemental disclosures:
Cash paid during the period for:
Interest	€623	€197	€27
Taxes	€831	€—	€172

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

3.	Inventory Net

	December 31, 2002	December 31, 2003	December 31, 2004
Raw materials	€7,810	€6,189	€8,762
Work in progress	217	203	495
Finished goods	2,621	2,501	3,825

Total inventory	10,648	8,893	13,082
Inventory valuation reserve	(317)	(339)	(568)

Inventory, net of reserve	€10,331	€8,554	€12,514

BRC S.R.L.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Property, Plant and Equipment

	December 31, 2002	December 31, 2003	December 31, 2004
Machinery and equipment	€11,522	€11,813	€12,581
Office furniture and equipment	1,013	1,106	1,256
Vehicles	563	525	590
Other	954	1,305	906

Total property plant and equipment	14,052	14,749	15,333
Accumulated depreciation	(9,440)	(10,524)	(11,722)

Net property, plant and equipment	€4,612	€4,225	€3,611

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

The components of deferred income tax assets and liabilities at December 31, 2002, 2003 and 2004 are:

	December 31, 2002	December 31, 2003	December 31, 2004
Deferred tax asset	€1,771	€2,133	€1,819
Less: valuation allowance	(1,206)	(1,396)	(1,358)

Deferred tax assets	565	737	461
Deferred tax liabilities	(485)	(436)	(280)

Net deferred tax asset (liability)	€80	€301	€181

Principal items comprising the net deferred income tax assets (liabilities) as of December 31, 2002, 2003 and 2004 are:

	December 31,
	2002	2003	2004
Fixed assets	€(485)	€(407)	€(354)
Warrantee provision	52	74	107
Inventories	163	327	377
Allowance for receivables	302	331	315
NOL carry-forwards	465	585	664
Equity investments	418	531	216
Foreign exchange losses	323	285	141
Other	48	(29)	73

Total deferred tax assets (liabilities)	1,286	1,697	1,539
Valuation allowance	(1,206)	(1,396)	(1,358)

Net deferred tax assets (liabilities)	€80	€301	€181

9.	Accrued Expenses and Other Current Liabilities

	December 31, 2002	December 31, 2003	December 31, 2004
Social Security and other contributions	€289	€299	€401
Withholding taxes on payroll and other sundry taxes	274	308	10
Accrued employee compensation	489	547	792
Warranty provision	137	200	300
Fiscal provision			60
Accrued interest	54	2	10
Pending litigation			60
Other	185	214	219

Total accrued expenses and other current liabilities	€1,428	€1,570	€1,852

BRC S.R.L.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Debt	Payable

Debt payable is as follow:

	December 31, 2002	December 31, 2003	December 31, 2004
Loan from Interbanca bearing interest at 6.3% due in 2003 unsecured	€2,143	€0	€0
Loan from Cassa di Risparmio di Bra, bearing interest at 5.5% due in 2003, unsecured	1,886
Loans from Ministry of Industry, pursuant to Law 46/82 for research and development and capital expenditures, repayable in annual installments through 2011, bearing interest at a subsidised rate of 3.25%	1,021	1,077	884
Loan from Mediocredito Unicredito, bearing interest at 3.20% repayable annual installments through 2009			10,000
Other loans	257	42	13

Total Debt	5,307	1,119	10,897
Less: current portion	(4,357)	(143)	(2,240)

Non-current portion	€950	€976	€8,657

At December 31, 2004, long term debt is repayable as follows:

Year ended December 31
2005	€2,240
2006	2,114
2007	2,117
2008	2,119
2009	2,120
Thereafter	187

Total debt	€10,897

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

12. Related	Party Transactions

A detail of balances with related parties as of December 31, 2002, 2003 and 2004 is as follows:

	December 31, 2002	December 31, 2003	December 31, 2004
Receivables and advances:
WMTM Equipamento de Gases Ltda	€2,812	€2,317	€1,226
BRC Gas Equipment Ltda	137
MTE S.r.l.	8	1	35
Jehin Engineering Company Ltd	18	54	128

Total receivables and advances	€2,975	€2,372	€1,389

Payables:
MTE S.r.l.	€322	€185	€1,109
Europlast S.r.l.	112	68	814
TCN S.r.l.	246	108	710

Total payables	€680	€361	€2,633

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