Form 10-Q/A
period 2005-03-31
IMPCO TECHNOLOGIES INC
filed 2005-11-21
CIK 790708

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

Number of shares outstanding of each of the issuer’s classes of common stock, as of November 18, 2005:

28,902,791 shares of Common Stock, $.001 par value per share.

IMPCO TECHNOLOGIES, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

IMPCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2004 and March 31, 2005

(In thousands of dollars)

	December 31, 2004	March 31, 2005
	(Restated)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,418	$18,630
Accounts receivable less allowance for doubtful accounts of $1,687 and $2,488	18,072	39,260
Inventories:
Raw materials and parts	8,624	25,909
Work-in-process	233	843
Finished goods	3,747	8,207

Total inventories	12,604	34,959
Deferred tax assets	182	803
Other current assets	1,956	2,638
Related party receivables (Note 10)	2,746	2,892

Total current assets	43,978	99,182
Equipment and leasehold improvements:
Dies, molds and patterns	7,174	7,821
Machinery and equipment	8,039	10,316
Office furnishings and equipment	7,809	9,524
Automobiles and trucks	409	768
Leasehold improvements	3,474	3,847

	26,905	32,276
Less accumulated depreciation and amortization	19,702	20,146

Net equipment and leasehold improvements	7,203	12,130
Net goodwill	7,973	45,932
Deferred tax assets, net	8,183	8,183
Investment in affiliates	27,046	4,922
Business acquisition costs	788	—
Other assets	2,430	2,481
Non-current related party receivable (Note 10)	851	4,307

Total Assets	$98,452	$177,137

IMPCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2004 and March 31, 2005

(In thousands of dollars, except share data)

	December 31, 2004	March 31, 2005
	(Restated)	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,914	$33,720
Accrued payroll obligations	2,889	6,291
Other accrued expenses	5,624	11,238
Current revolving line of credit	7,680	6,423
Current maturities of other debt	140	2,920
Current portion of related long-term debt (Note 10)	2,600	—
Related party payables (Note 10)	—	3,373

Total current liabilities	28,847	63,965

Term loans	—	10,536
Related party term loan (Note 10)	19,400	—
Capital leases	151	149
Other liabilities	2,316	1,622
Minority interest	2,907	3,132
Stockholders’ equity:
Preferred stock, $.001 par value, authorized 500,000 shares; none issued and outstanding at December 31, 2004 and March 31, 2005	—	—
Common stock, $.001 par value, authorized 100,000,000 shares 18,737,437 issued and outstanding at December 31, 2004 and 28,585,241 issued and outstanding at March 31, 2005	19	29
Additional paid-in capital	135,291	190,844
Shares held in treasury	(528)	(603)
Accumulated deficit	(90,872)	(93,053)
Accumulated other comprehensive income	921	516

Total stockholders’ equity	44,831	97,733

Total Liabilities and Stockholders’ Equity	$98,452	$177,137

See accompanying notes to condensed consolidated financial statements.

IMPCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three months ended March 31, 2004 and 2005

(In thousands except per share data)

	Three Months Ended March 31,
	2004	2005
Revenue	$28,603	$25,005
Costs and expenses:
Cost of revenue	21,060	18,209
Research and development expense	942	1,341
Selling, general and administrative expense	4,170	7,564
Acquired in-process technology	—	75

Total costs and expenses	26,172	27,189
Operating income (loss)	2,431	(2,184)
Other expense	—	98
Interest expense, net	1,155	257

Income (loss) before income taxes and equity share in (income) loss of unconsolidated affiliates	1,276	(2,539)
Equity share in (income) loss of unconsolidated affiliates	40	(910)
Income tax expense	434	327

Income (loss) before minority interests	802	(1,956)
Minority interest in income of consolidated subsidiaries	286	225

Net income (loss)	$516	$(2,181)

Net income (loss) per share:
Basic net income (loss)	$0.03	$(0.10)

Diluted net income (loss)	$0.03	$(0.10)

Number of shares used in per share calculation:
Basic	18,576	21,742

Diluted	19,986	21,742

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

The accompanying condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and the results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The consolidated financial statements of IMPCO Technologies, Inc. (“IMPCO” or the “Company”) as of March 31, 2005 include the accounts of the Company and its 51%-owned subsidiary IMPCO-BERU Technologies B.V. (“IMPCO BV”); its wholly-owned subsidiaries B.R.C. Societá a Responsabilitá Limitata (“BRC”), IMPCO Technologies, Pty. Limited (“IMPCO Pty”), IMPCO Tech Japan K.K. (“IMPCO Japan”) and Grupo I.M.P.C.O. Mexicano, S. de R.L. de C.V. (“IMPCO Mexicano”) and its 50% joint venture Minda IMPCO Limited (“Minda”). During the first quarter of 2005, the Company used the equity method to recognize its share in the net earnings of BRC and Minda into the consolidated statement of operations. The Company believes that it has significant influence but not effective control over the joint ventures in Minda and IMPCO-BRC Mexicano because, in each case, (1) the Company does not have the power to elect a majority of the combined entity’s directors; (2) the operational and day-to-day control of the combined entity is with the Company’s partner in each of the joint ventures; and (3) budgets and plans for each of the entities are developed by the respective partner. On March 31, 2005, the Company completed the acquisition of the remaining 50% of BRC, and, accordingly, the Company consolidated the balance sheet of BRC into the Company’s balance sheet as of March 31, 2005. The Company will continue to use the equity method of accounting to recognize the results of Minda in its financial statements. On December 31, 2004, the Company established a 50% joint venture in Mexico, IMPCO-BRC Mexicano, and uses the equity method to recognize the results of this entity in the Company’s financial statements. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the twelve months ended December 31, 2005, or for any future period.

Prior Period Restatement

In November 2005, IMPCO filed Amendment No. 2 to its annual report on 10-K for the year ended December 31, 2004 to amend and restate the Company’s audited financial statements for the fiscal year ended December 31, 2004, to reflect certain amounts on its financial statements that it identified as errors during the third quarter of 2005. The Company determined that goodwill, investment in affiliates, minority interest liability and accumulated deficit as of December 31, 2004, were incorrectly stated. The Company amended and restated them on the consolidated balance sheet as of December 31, 2004. Consequently, on the consolidated balance sheet as of December 31, 2004, total assets, total stockholders’ equity and total liabilities and stockholders’ equity have been restated. In addition, the Company determined that the impairment loss of goodwill and minority interest in income of consolidated subsidiaries for the three and twelve months ended December 31, 2004, were incorrectly stated. The Company amended and restated them. Consequently, the accumulated deficit at December 31, 2004, has been restated.

The following table sets forth the amended and restated amounts with respect to total assets and total liabilities and stockholders’ equity as part of the consolidated balance sheet at December 31, 2004. Those captions on the consolidated balance sheet, with the exception of stockholders’ equity captions, that were not affected by the restatement are not presented. The complete amended and restated consolidated balance sheet is provided within Item 1 of this amended quarterly report on Form 10-Q/A.

Consolidated Balance Sheet

Restated Amounts Due to Correction of Error

As of December 31, 2004

(Thousands of Dollars Except Share Data)

	As previously Reported *	Error Correction	Ref	As Restated
Assets:
Goodwill and intangibles	8,856	(883)	-a	7,973
Investment in affiliates	27,668	(622)	-a	27,046
Total Assets	$99,957	$(1,505)		$98,452
Liabilities and Stockholders’ Equity
Minority interest	2,782	125	-b	2,907
Stockholders’ equity:
Preferred stock, $.001 par value, authorized 500,000 shares; none issued and outstanding at December 31, 2004	—			—
Common stock, $.001 par value, authorized 100,000,000 shares 18,737,437 issued and outstanding at December 31, 2004	19			19
Additional paid-in capital	135,291			135,291
Shares held in treasury	(528)			(528)
Accumulated deficit	(89,242)	(1,630)	-c	(90,872)
Accumulated other comprehensive income (loss)	921			921

Total stockholders’ equity	46,461	(1,630)		44,831
Total Liabilities and Stockholders’ Equity	$99,957	$(1,505)		$98,452
*	As reported on Form 10-K for the fiscal year ended December 31, 2004.

Notes to the Consolidated Balance Sheet for the Fiscal Year Ended December 31, 2004.

-a    The amounts reported for goodwill and investment in affiliates were overstated on the previously reported consolidated balance sheet at December 31, 2004 by approximately $0.9 million and $0.6 million, respectively. During the fourth quarter of 2004, the Company performed a goodwill impairment analysis of its subsidiaries IMPCO Mexicano and IMPCO Japan and determined that the goodwill allocated to these subsidiaries was impaired. The Company failed to properly determine and record the correct amounts as impairment loss of goodwill for these operations; consequently, the amounts reported for goodwill and investment in affiliates were overstated on the Company’s audited financial statements as of December 31, 2004.

-b    The amounts reported for minority interest in the previously reported consolidated balance sheet at December 31, 2004 was understated by approximately $0.1 million due to the Company’s failure to recognize in the Company’s consolidated statement of operations, as the majority interest holder, losses of IMPCO Mexicano attributable to the 10% minority interest holder in IMPCO Mexicano that exceeded the minority interest holder’s share of the equity capital of the subsidiary.

-c    Accumulated deficit in the previously reported consolidated balance sheet at December 31, 2004 was understated by approximately $1.6 million. Accordingly, the restated accumulated deficit increased by approximately $1.6 million.

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

On December 23, 2004 the Company entered into a loan agreement with MTM S.r.l. (the “MTM Loan”), a wholly owned subsidiary of BRC (“MTM”), in which the Company borrowed $22.0 million for the purpose of prepaying the Bison loan (the “Bison Loan”) in the amount of $22.0 million including principal of $20.0 million, a prepayment penalty of $1.0 million and accrued interest of $1.0 million. The terms of the loan agreement require the Company to make quarterly principal payments of $0.65 million during the first and second years, $0.8 million during the third year, $1.0 million during the fourth year, $1.15 million during the fifth year and a $5.0 million payment of unpaid principal at the conclusion of the term on December 31, 2009. The variable interest rate is based on the 3-month EURIBOR rate plus 1.5% per annum, which was 3.7% at December 31, 2004 and at March 31, 2005. IMPCO made a principal and interest payment of $853,500 on March 31, 2005, and the outstanding balance of approximately $21.4 million was eliminated for purposes of balance sheet presentation upon the consolidation of BRC financial statements into IMPCO as of March 31, 2005. This loan may be accelerated in the event that any payment is not made within 15 days of the date when due, if the employment of Mariano Costamagna, The Company’s Chief Executive Officer as of January 1, 2005, is terminated for any reason (with certain exceptions for termination upon Mr. Costamagna’s death), if we materially breach his employment agreement or upon written notice of any other default under the agreement. Also, Mariano Costamagna and Pier Antonio Costamagna have guaranteed the MTM Loan. In return for Messrs. Costamagnas’ guarantee, we have pledged our equity interest in BRC as collateral in the event the guaranteed is utilized. The MTM Loan contains restrictive covenants limiting our ability to: (a) incur additional indebtedness other than unsecured trade credit, capital leases and additional indebtedness pursuant to the senior credit facility with LaSalle; (b) merge, consolidate or sell our assets; (c) purchase, retire or redeem our capital stock; and (d) make capital expenditures in excess of $2.5 million in any fiscal year. The shares of BRC are also pledged as security for the MTM Loan. The MTM Loan also contains a cross default provision linked with the LaSalle Business Credit working capital loan.

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

On December 2, 2004, MTM entered into a five-year unsecured loan agreement with Unicredit Banca Medio Credito S.p.A. (“Unicredit”) of Italy in which MTM received approximately $12.9 million. The proceeds for the loan were used for working capital purposes and contributed towards the $22.0 million lent to IMPCO on December 23, 2004. The payment terms are such that MTM will pay approximately $0.6 million on a quarterly basis throughout the term of the loan and interest based on the 3-month EURIBOR rate plus 1% per annum, which was 3.2% at December 31, 2004 and at March 31, 2005. At March 31, 2005, the amount outstanding was $12.3 million. The loan agreement requires that MTM maintain a debt to equity ratio of less than .80 and MTM is required to not remit dividends based on income for the fiscal years 2004 and 2005. At March 31, 2005, the MTM debt to equity ratio was .54.

(d)	Term Loans – Italian Ministry of Industry

In 1998 and 2002, BRC entered into unsecured loan agreements with the Italian Ministry of Industry for the purpose of funding the acquisition of property, plant and equipment and research and development expenditures. The loans are repayable through annual installments through 2011 at a subsidized rate of 3.25%. At December 31, 2004 and at March 31, 2005, approximately $1.1 million was owed under these agreements. At December 31, 2004, this loan was not presented in the consolidated financial statements.

(e)	Line of Credit – Banca Credito Cooperativo di Cherasco

At March 31, 2005, BRC had an unsecured line of credit amounting to approximately $1.4 million with no outstanding balance. Additionally, BRC has up to a $7.9 million line of credit secured by customer account receivable drafts, which has a current availability of $5.3 million. The weighted average interest rate on these short-term borrowings was approximately nil and 3.5% per annum at December 31, 2004 and March 31, 2005. The lines of credit are callable on demand. The balance at March 31, 2005 under the secured line and was $2.6 million.

(f)	Other finance loans

In February, May, and September of 2004, the Company financed certain insurance policies through a third party lender. These loans are paid down over a period less than one year.

Derivative Financial Instruments

On January 5, 2005, BRC entered into a forward foreign exchange agreement with a third party covering a three year period for the purpose of hedging the foreign exchange risk between the euro and the U.S. dollar in connection with the quarterly payments only that IMPCO makes to BRC in accordance with the MTM Loan (see Note 2 (a)). BRC concluded that this agreement did not meet the requirements for hedge accounting in accordance with SFAS No. 52, Foreign Currency Translation, as amended; however, BRC did recognize an increase in the fair value of the derivative agreement of approximately $49,000 and recognized a gain in the same amount on its statement of operations for the three months ended March 31, 2005. Under SFAS No. 52, the Company recognized on the consolidated statement of operations as part of share in the earnings and losses of BRC approximately $0.6 million as an unrealized foreign exchange gain due to the movements between the euro and the U.S. dollar during the first quarter of 2005 and the MTM Loan that is to be settled in U.S. dollars. The January 5, 2005 hedging agreement initiated by BRC is not designed to hedge this particular foreign exchange risk; it was designed to hedge only the quarterly payments.

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

On October 3, 2002, the Company entered into an option agreement with the equity holders of BRC under which the Company was granted an option to acquire a 50% ownership interest in BRC of Italy for approximately $23.8 million, which included $13.8 million cash and the issuance of approximately 2.3 million shares of Company common stock (which the parties acknowledged and agreed were valued at $10.0 million). The Company announced on October 25, 2004 that it intended to acquire the remaining 50% of BRC using approximately $10.0 million from the proceeds of a public offering of the Company’s equity and the issuance of approximately 5.1 million shares of the Company’s common stock. The actual purchase price was determined to be $39.3 million for accounting purposes based on the weighted average price of the Company’s common stock of $5.74 per share by referring to the daily closing price of the Company’s common stock during the three days prior to and following the announcement date of October 22, 2004. Additionally, as of March 31, 2005, the Company had incurred other direct acquisition costs of approximately $1.0 million and approximately $1.1 million for the initial and final 50% acquisitions of BRC, respectively. Collectively, the Company paid approximately $67.5 million for BRC consisting of approximately $39.3 million in common stock, approximately $23.8 million in cash, approximately $2.0 million in other directly related costs and approximately $2.4 million in the Company’s share in the earnings of BRC from July 2003 to March 31, 2005. The Company considered the following factors during the course of negotiations with the sellers of BRC to purchase the remaining 50% of BRC: (1) receipt of an independent report of the fairness of the price to be paid for the remaining 53% of BRC and (2) the Company’s belief that the acquisition of BRC, a world-class provider of alternative fuel products to the transportation market, would position IMPCO as a market leader in the transportation market segment.

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

During the first quarter of 2005, the Company determined that the anticipated responsibilities and duties of a currently and continuously employed consultant and the former chief executive officer of the Company would not be significant or sufficient enough to justify the continued recognition of the employee’s compensation costs over the remaining two year term of the employee’s current employment and consulting agreement. The Company determined a new measurement date in connection with approximately 1.1 million of stock options currently held by the former executive with the purpose of recognizing compensation expense for accounting purposes in the first quarter of 2005. The Company also determined that a new measurement date of January 5, 2005 is appropriate for stock options previously granted to a former vice president and chief operating officer of the Company’s international operations whose current duties and responsibilities as an executive advisor are not significant or sufficient enough to justify the scheduled vesting of his remaining stock options of approximately 100,000 options over the remaining term of his employment agreement, which expires on March 6, 2006. The Company recognized compensation expense of approximately $0.4 million in the first quarter of 2005 for this purpose. Consequently, the Company recognized during the first quarter of 2005 a total cost of approximately $2.2 million; or $0.3 million, $0.1 million and $1.8 million related to compensation expense, Company-paid lifetime medical benefits for the former CEO and spouse and compensation expense related to stock options outstanding, respectively. The determination of the cost related to the outstanding stock options held by the former CEO was determined using the intrinsic value method, in accordance with Opinion 25, Accounting for Stock Issued to Employees, as amended, and the closing stock price of the Company’s stock as of March 11, 2005 of $6.20 per share. The Company applied the intrinsic value method to the stock options held by the former vice president and chief operating officer of international operations based on the closing price of $7.19 on January 5, 2005.

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

	December 31, 2004	March 31, 2005
Accounts Receivables:
IMPCO-BRC Mexicano (a)	$1,993	$1,979
MTE S.r.l. (d)	—	1
Jehin Engineering Company Ltd (f)	—	156
Minda IMPCO Limited (b)	753	756

	$2,746	$2,892
Other Assets
IMPCO-BRC Mexicano (a)	$851	$852
WMTM Equipamento de Gases Ltd	—	3,455

	$851	$4,307
Accounts Payable
MTE S.r.l. (d)	$—	$1,413
Europlast S.r.l. (e)	—	992
TCN S.r.l. (e)	—	780
IMPCO-BRC Mexicano (a)	—	188

	$—	$3,373
Current Portion of long-term debt
MTM, S.r.l (c)	$2,600	$—

Term Loans
MTM, S.r.l (c)	$19,400	$—

(a)	IMPCO-BRC Mexicano is 50% owned by IMPCO and was established in December 2004.

(b)	Minda IMPCO Limited is 50% owned by IMPCO and was established in December 2004 as a result of a recombination of previous ownership interests with joint venture partner Minda Industries of India.

(c)	MTM, S.r.l. is a wholly owned subsidiary of BRC S.r.l, which was 50% owned by IMPCO at December 31, 2004. Remaining 50% acquired on March 31, 2005, and, accordingly, intercompany balances are eliminated upon consolidation.

(d)	MTE, S.r.l. is 50% owned by MTM, S.r.l.

(e)	The Chief Executive Officer of IMPCO serves on the board of directors.

(f)	Jehin Engineering, Ltd. is 13.6% owned by BRC; BRC has significant control and uses the equity method to consolidate.

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

On December 31, 2004, the Company completed the reorganization of its interests in India such that the Company’s interests in India were limited to 50%. On December 31, 2004, the Company established through its wholly-owned subsidiary in Mexico, IMPCO Mexicano, a 50% ownership in a joint venture, IMPCO-BRC Mexicano, which will be the primary operating entity in Mexico. During 2004, the primary operating entity in Mexico was IMPCO Mexicano and was fully consolidated into the consolidated results of the Company. On December 31, 2004, the Company completed the reorganization of its interests in India such that the Company’s joint venture interests in India were reduced to 50% from 60%. On December 31, 2004, the Company also established a 50% ownership in a joint venture, IMPCO-BRC Mexicano, which became the Company’s primary operating entity in Mexico. The Company believes that it has significant influence but not effective control over these two entities because in each case (1) the Company does not have the power to elect a majority of the combined entity’s directors; (2) the operational and day-to-day control of the combined entity is with the Company’s partner in each of the joint ventures; and (3) budgets and plans for each of the entities are developed by the respective partner.

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

On December 23, 2004 we entered the MTM Loan agreement, pursuant to which we borrowed $22.0 million. The loan proceeds were used to retire all debts and related obligations we had incurred pursuant to the Bison Loan. The MTM Loan carries an interest rate equal to 3-month EURIBOR plus 1.5% per annum, which totaled approximately 3.7% as of December 31, 2004 and March 31, 2005. The MTM Loan matures on December 31, 2009 and will be repaid in quarterly installments beginning April 1, 2005, each payment in the amount of not less than $650,000 in the first two years, $800,000 in the third year, $1,000,000 in the fourth year and $1,150,000 in the final year, with a $5,000,000 “balloon payment” of the remaining unpaid principal and interest due on December 31, 2009. This loan may be accelerated in the event that any payment is not made within 15 days of the date when due, if the employment of Mariano Costamagna is terminated for any reason (with certain exceptions for termination upon Mr. Costamagna’s death), if we materially breach his employment agreement or upon written notice of any other default under the agreement. Using proceeds from the MTM Loan, we repaid the Bison Loan on December 30, 2004 in the amount of $20.0 million plus a prepayment penalty of $1.0 million and accrued interest of $1.0 million. The MTM Loan contains restrictive covenants limiting our ability to: (a) incur additional indebtedness other than unsecured trade credit, capital leases and additional indebtedness pursuant to the senior credit facility with LaSalle; (b) merge, consolidate or sell our assets; (c) purchase, retire or redeem our capital stock; and (d) make capital expenditures in excess of $2.5 million in any fiscal year.

We believe that the BRC acquisition and the retirement of the Bison Loan and its replacement with the MTM Loan will be highly beneficial to us in a number of ways, including increasing our product development, sales and marketing, and manufacturing capabilities, and because of the savings we expect to realize in interest expense. Such savings in interest expense are expected to be approximately $2.9 million per year on a consolidated basis when comparing the reduction in principal amount and interest rate from $20.0 million at 18.75% under the Bison debt to $22.0 million at 3-month EURIBOR plus 1.5% per annum under the MTM Loan. Following the first quarter of 2005, we will be eliminating upon consolidation the intercompany interest income and expense related to the $22.0 million MTM Loan.

Public Offering On February 4, 2005, we sold 4.0 million shares of our common stock as part of a public offering to investors and realized net proceeds of approximately $20.9 million inclusive of approximately $0.7 million of issuance expenses. On February 11, 2005, the underwriters exercised their over-allotment option and we sold an additional 0.6 million shares from which we received additional net proceeds of approximately $3.2 million. Approximately $10.0 million of the proceeds from the public offering were placed in an escrow account for use as partial consideration in the acquisition of the remaining 50% ownership of BRC.

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

Interest Expense. Net interest expense for the three months ended March 31, 2005 was approximately $0.3 million compared to net interest expense of approximately $1.2 million for the corresponding period of 2004, or a decrease of $0.9 million, or 75.0%. This decrease is attributed to the prepayment of the $20.0 million Bison Loan in December 2004 from the proceeds of the $22.0 million MTM Loan, which we concluded with MTM, a wholly owned subsidiary of BRC. The interest rate on the MTM Loan at March 31, 2005 was 3.7% as compared to 18.75% with the Bison Loan. We also incurred non-cash interest expenses in the first quarter of 2004 in the amount of approximately $0.5 million due to amortization of approximately $7.5 million in debt issuance costs attributed to the Bison Loan. Following the March 31, 2005 acquisition of BRC, the interest costs incurred with respect to the MTM Loan will be eliminated upon consolidation of the financial statements of BRC. In December 2004, BRC concluded a loan agreement in the amount of $12.9 million, in which BRC will be required to pay $0.6 million in principal payments and interest based on the 3-month EURIBOR rate plus 1% per annum, which was approximately 3.2% at March 31, 2005.

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

We currently are party to two significant credit agreements:

•	an asset-based lending facility with LaSalle dated July 22, 2003, and amended as of March 12, 2004, June 30, 2004 and March 29, 2005. This revolving credit facility carries an interest rate per annum equal to prime plus 1.0%, which amounted to 6.25% per annum at December 31, 2004 and 6.75% at March 31, 2005, and has a borrowing limit equal to 85% of our eligible accounts receivable plus the lesser of $4,500,000 or 60% of our eligible inventory as measured from time to time, subject to reasonable reserves established by LaSalle in its discretion, and as of March 29, 2005 carries a maximum borrowing limit of $9.0 million. This lender has a senior security interest in substantially all of our assets located in the United States. At March 31, 2005 our outstanding balance under this loan agreement was $3.8 million, as compared to $7.7 million at December 31, 2004, and our maximum available borrowing amount based on eligible accounts receivable and eligible inventory as of March 31, 2005 was $7.4 million, which left actual available borrowing capacity of approximately $3.6 million as of that date. In accordance with the Third Amendment to the Loan and Security Agreement, dated March 29, 2005, the credit facility was extended by one year and matures on July 18, 2007. Additionally, we negotiated and agreed with LaSalle to amend the loan covenants in effect in the original agreement, as amended, and to replace certain covenants that we achieve certain minimum levels of consolidated and domestic earnings before interest and taxes adjusted for depreciation and amortization (“EBITDA”) on a quarterly basis, the quarterly consolidated and domestic fixed charge coverage ratio covenant and the quarterly consolidated and domestic leverage ratio covenant and incorporate a new covenant that we maintain a minimum defined quarterly level of pre-tax income (income before taxes) for both domestic and consolidated basis. We also negotiated revised covenants for domestic and consolidated tangible net worth at December 31, 2004. Although we were out of compliance with the EBITDA, fixed change ratio and leverage ratios at December 31, 2004, the third amendment to the LaSalle Agreement reserved or set aside these covenants resulting in current compliance with loan covenants. At March 31, 2005, we were not in compliance with the domestic and consolidated pre-tax income covenants as established within the Third Amendment to the Loan and Security Agreement, dated March 29, 2005. We have obtained the necessary waivers from LaSalle and we are expecting to renegotiate the covenant agreements based on the future performance of the consolidated results of IMPCO and BRC.

•	The MTM Loan, pursuant to which we borrowed approximately $22.0 million on December 23, 2004. The proceeds of the loan were used to retire approximately $22.0 million of our indebtedness under the Bison Loan, an amount that included a prepayment premium and accrued but unpaid interest, which carried an annual interest rate of 18.75% as of December 31, 2004. The MTM Loan carries a rate equal to 1.5% above 3-month EURIBOR per annum, which was at 3.7% as of March 31, 2005, provided that the rate will increase to 3.5% above 3-month EURIBOR after and during the continuance of a default under the loan agreement and to 6.5% above 3-month EURIBOR on any unpaid portion of the loan outstanding 30 days after the maturity date of December 31, 2009. The MTM Loan will be repaid in quarterly installments beginning on April 1, 2005, each in the amount of not less than $0.65 million in the first two years, $0.8 million in the third year, $1.0 million in the fourth year and $1.15 million in the final year, with any remaining unpaid principal and interest to be repaid upon maturity. The loan agreement provides for automatic acceleration of the MTM Loan in case of a default due to nonpayment for more than 15 days after the date due or due to the termination of Mariano Costamagna as our Chief Executive Officer or a material breach of his employment agreement. The MTM Loan also provides for acceleration of the loan upon notice from MTM in case of any other default under the agreement. The MTM Loan contains restrictive covenants limiting our ability to: terminate Mariano Costamagna as our Chief Executive Officer, with certain exceptions for termination upon Mr. Costamagna’s death, incur additional debt obligations (other than unsecured trade credit, capital leases and additional debt obligations pursuant to the senior credit facility with LaSalle); merge, consolidate or sell our assets; purchase, retire or redeem our capital stock; and make capital expenditures in excess of $2.5 million in any fiscal year. At March 31, 2005, the amount owed under the MTM Loan was approximately $21.4 million and we were compliant with the covenants therein and other related terms and conditions.

As a result of the consolidation of BRC’s balance sheet into IMPCO’s balance sheet, the following loans, which were not presented in our balance sheet at December 31, 2004, are included in our balance sheet at March 31, 2005, and the MTM Loan has been eliminated for purposes of the balance sheet presentation:

•	On December 2, 2004, MTM entered into a five-year unsecured term loan agreement with Unicredit Banca Medio Credito S.p.A. (“Unicredit”) of Italy in which MTM received $12.9 million. The proceeds for the loan were used for working capital purposes and contributed towards the $22.0 million lent to IMPCO on December 23, 2004. The payment terms are such that MTM will pay $0.6 million on a quarterly basis throughout the term of the loan and interest based on the 3-month EURIBOR rate plus 1% per annum, which was 3.2% at December 31, 2004 and at March 31, 2005. At March 31, 2005, the amount outstanding was $12.3 million. The loan agreement requires that MTM maintain a debt to equity ratio of less than 0.80 and MTM is required to not remit dividends based on income for the fiscal years 2004 and 2005. At March 31, 2005, the MTM debt to equity ratio was 0.54.

•	In 1998 and 2002, BRC entered into unsecured term loan agreements with the Italian Ministry of Industry for the purpose of funding the acquisition of property, plant and equipment and research and development expenditures. The loans are repayable through annual installments and through 2011 at a subsidized rate of 3.25%. At March 31, 2005, approximately $1.1 million ($1.1 million at March 31, 2005) was owed under these agreements.

•	At March 31, 2005, BRC had an unsecured line of credit amounting to approximately $1.4 million with no outstanding balance. Additionally, BRC has up to a € 6.1 million line of credit secured by customer account receivable drafts, which has a current availability of €4.1 million. The weighted average interest rate on these short-term borrowings was approximately 3.5% at March 31, 2005. The balance at March 31, 2005 under the secured line of credit was $2.6 million. The lines of credit are callable on demand.

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

Our subsidiary in the Netherlands has a $3.0 million credit facility with Fortis Bank. At March 31, 2005, there was no outstanding balance under this credit facility.

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

We are highly leveraged and have significant debt service obligations. As of March 31, 2005, we had aggregate outstanding indebtedness, including trade payables of approximately $33.7 million, of $57.1 million and total stockholders’ equity of $97.7 million. Our loan agreement with LaSalle Business Credit, LLC (“LaSalle”) has a maximum borrowing limit of $9.0 million, which was limited based on our eligible accounts receivable and our eligible inventory as of March 31, 2005, to approximately $7.4 million. Of that amount, $3.8 million was outstanding under the LaSalle loan agreement as of that same date, with approximately $3.6 million unused and available.

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

Because of certain requirements arising under Italian law, Mariano and Pier Antonio Costamagna have jointly and severally guaranteed our performance under the MTM Loan. In order to secure their recourse in the event that guaranty is exercised and the founders are required to make payments of the amounts due, we have pledged to the founders our entire interest in BRC. If we fail to perform the terms of the MTM Loan and the founders are required to fulfill their guarantees, the founders may require us to reimburse them for their payments as guarantors, or they may take possession of our equity interest in BRC, or both. If the founders were to take possession of the BRC equity interest in total or partial satisfaction of their rights under the pledge agreement, we would lose our rights to participate in BRC’s earnings and assets. This could have a material adverse effect upon our earnings or our assets.

We have a history of significant cash outflows that may limit our ability to grow and may materially and adversely impact our prospective revenues and liquidity.

Until recently, we have experienced operating losses and net cash outflows. At March 31, 2005, our cash and cash equivalents totaled approximately $18.6 million and our working capital was $35.2 million. We have experienced significant cash outflows in connection with our initial equity investment in BRC and servicing our debt, and based upon our eligible accounts receivable and our eligible inventory as of March 31, 2005 our funds available for borrowing under our senior secured credit facility were approximately $7.4 million, of which approximately $3.8 million was outstanding, leaving approximately $3.6 million unused and available. As of March 31, 2005, we had total stockholders’ equity of $97.7 million and an accumulated deficit of $93.1 million. Moreover, the MTM Loan requires us to repay to MTM the principal according to the following schedule, with an additional $5.0 million “balloon payment” of accrued interest and unpaid principal due on December 31, 2009:

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

Mariano Costamagna, BRC’s co-founder and our director, has entered into an employment agreement, pursuant to which he became our Chief Executive Officer until May 31, 2009. Mariano Costamagna’s employment will include an initial base salary of $360,000 annually, as well as bonuses, benefits and expenses. If, during the term of his employment, we terminate Mr. Costamagna’s employment other than for “cause,” or if Mr. Costamagna resigns for “good reason,” we must pay Mr. Costamagna a severance payment equal to $5.0 million (subject to certain limited reductions if Mr. Costamagna sells more than 20% of the stock he has received in connection with our acquisition of BRC). The required severance payment may limit our board of directors’ ability to decide whether to retain or replace Mr. Costamagna or to reallocate management responsibilities among our senior executives, a fact that may, in certain circumstances, have an adverse effect on our business, operations and financial condition. Moreover, the MTM Loan can be accelerated in the event that Mr. Costamagna’s employment is terminated for any reason (with limited exceptions for termination upon Mr. Costamagna’s death) or if we otherwise materially breach his employment agreement.

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

We are highly dependent on the services of Mariano Costamagna and of our Chief Operations Officer, Brad Garner. These two executives will be extensively involved in, or will directly or indirectly oversee, virtually every aspect of our day-to-day operations. Were we to lose the services of either or both of these executives, we would be at significant risk of declining revenue or operating income. Moreover, the MTM Loan can be accelerated in the event that Mariano Costamagna is terminated by us for any reason, with certain limitations for termination occasioned by his death, or if we materially breach his employment agreement.

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

Provisions in our certificate of incorporation and bylaws and in the Delaware corporation law and in our loan agreement with MTM may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt that our management and board of directors oppose. Public stockholders that might desire to participate in one of these transactions may not have an opportunity to do so. We also have a staggered board of directors, which makes it difficult for stockholders to change the composition of the board of directors in any one year. In addition, the MTM Loan can be accelerated in the event that Mariano Costamagna is terminated by us for any reason, with certain limitations for termination occasioned by his death, or if we materially breach his employment agreement. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change in control or to change our management and board of directors.

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

Our most significant foreign currency exposure relates to the euro. On January 5, 2005, BRC entered into forward foreign exchange agreements covering a three-year period for the purpose of hedging the foreign exchange risk between the euro and the U.S. dollar in connection with the quarterly payments made by IMPCO to BRC under the terms of the MTM Loan. As of December 31, 2004 and March 31, 2005, the notional amounts of the hedging agreements were $0 and $10.3 million, respectively. The fair values of these contracts as of March 31, 2005, and December 31, 2004, were $10.0 million and $0 million, respectively. We measured the sensitivity of the fair value of the hedge agreements for two hypothetical cases: a 10% strengthening and a 10% weakening of the spot rate for the U.S. dollar against the euro of $1.2916 to the euro at March 31, 2005. The analysis showed that a 10% strengthening of the U.S. dollar would have resulted in a loss in the fair value of the hedge agreement of $1.4 million in contrast to the actual gain recorded of $49,000. If the U.S. dollar had weakened against the euro by 10%, the hedge agreements would have resulted in a $0.6 million gain during the first quarter of 2005 in contrast to the $49,000 gain.

We also recognize foreign exchange gains and losses in relation to the MTM Loan, which had a carrying value of approximately $21.4 million at March 31, 2005. BRC recognizes gains and losses on a mark-to-market basis of this loan balance on its books because the loan will be settled in U.S. dollars and BRC maintains its records in its reporting currency, the euro. Hypothetically, if the U.S. dollar weakened 10% from the spot rate of $1.2916 to the euro at March 31, 2005, to $1.4351, BRC would have recorded a loss on foreign exchange of approximately $2.1 million for the three months ended March 31, 2005. If the U.S. dollar strengthened by 10% to the euro from $1.2916 to 1.1742 at March 31, 2005, BRC would have recorded a $1.9 million gain on foreign exchange for the three months ended March 31, 2005. These gains and losses would have offset the losses and gains on the fair value adjustments of our hedging agreements.

Additional information relating to our foreign currency exposures are discussed under the heading “Derivative Financial Instruments” included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, the disclosure controls and procedures were not effective. As disclosed in the Company’s Annual Report on Form 10-K, certain changes to internal control over financial reporting were made during the quarter ended March 31, 2005 to address weaknesses identified in management’s annual assessment. Although management is actively working to remediate these material weaknesses in a timely manner, due to the recent nature of these issues, we cannot report that, as of March 31, 2005, any of the reported weaknesses have been thoroughly re-tested or audited by our independent auditors to verify the effectiveness of financial controls.

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

During the third quarter of 2005, we identified a material weakness in the internal controls over financial reporting in the area of the analysis and adjustment of goodwill, investment in affiliates and minority interest related to the fourth quarter of 2004, that was the primary factor in our restatement of our audited financial statements on the second amendment to our annual report on Form 10-K for the year ended December 31, 2004. Our failure to properly and completely analyze and reconcile goodwill and investment in affiliates accounts resulted in an understatement of impairment loss of goodwill for the fourth quarter of 2004 by approximately $1.5 million. Minority interest liability on the consolidated balance sheet at December 31, 2004 was overstated by approximately $0.1 million due to a misapplication of generally accepted accounting principles (“GAAP”) that provides for the majority owner in a subsidiary to absorb all of the losses in the event that the losses applicable to the minority holder exceed the minority holder’s share of the subsidiary’s equity capital.

The following summarizes the steps that we have taken to remedy the material weaknesses, that we identified in our annual report on Form 10-K/A Amendment No. 2 for the fiscal year ended December 31, 2004 and in our quarterly report on Form 10-Q/A for the quarter ended March 31, 2005:

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

General Ledger Account Reconciliations: We have implemented additional procedures to ensure that account balances, including elimination entries, are analyzed and reviewed on a timely basis. In addition, we are implementing “push-down” accounting, as appropriate, for all prior and current acquisitions to simplify the accounting processes and improve transparency and establishing improved supervision over the timeliness, quality and completeness of account reconciliations. In the misapplication of GAAP weakness, we have determined that the improved training of the accounting staff responsible for financial statement preparation and the application of GAAP will provide the most cost-effective strategy to ensure that accounting standards are applied consistently. Specific training measures are being considered but have not yet been scheduled or occurred.

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

(b) There have been no material changes in the procedures for shareholders to nominate directors to the board.

Item 6.	Exhibits

The following documents are filed as exhibits to this Quarterly Report:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMPCO TECHNOLOGIES, INC.

Date: November 21, 2005	By:	/s/ Thomas M. Costales
Thomas M. Costales
Chief Financial Officer and Treasurer