Form 10-Q/A
period 2005-06-30
IMPCO TECHNOLOGIES INC
filed 2005-11-21
CIK 790708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 2

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).

Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of November 18, 2005

28,902,791 shares of common stock, $.001 par value per share.

IMPCO TECHNOLOGIES, INC.

PART I–FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

IMPCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars except share data)

	December 31, 2004	June 30, 2005
	(Restated)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,418	$16,359
Accounts receivable less allowance for doubtful accounts of $1,687 and $2,590	18,072	38,060
Inventories:
Raw materials and parts	8,624	26,388
Work-in-process	233	1,126
Finished goods	3,747	6,308

Total inventories	12,604	33,822
Deferred tax assets	182	760
Other current assets	1,956	2,253
Related party receivables (Note 12)	2,746	6,570

Total current assets	43,978	97,824
Equipment and leasehold improvements:
Dies, molds and patterns	7,174	7,177
Machinery and equipment	8,039	11,635
Office furnishings and equipment	7,809	9,176
Automobiles and trucks	409	602
Leasehold improvements	3,474	4,090

	26,905	32,680
Less accumulated depreciation and amortization	19,702	22,169

Net equipment and leasehold improvements	7,203	10,511
Net goodwill	7,973	46,009
Deferred tax assets, net	8,183	8,183
Investment in affiliates	27,046	2,156
Business acquisition costs	788	—
Other assets	2,430	3,264
Non-current related party receivable (Note 12)	851	3,464

Total Assets	$98,452	$171,411

See accompanying notes to condensed consolidated financial statements.

IMPCO TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars except share data)

	December 31, 2004	June 30, 2005
	(Restated)	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,914	$26,000
Accrued payroll obligations	2,889	3,866
Other accrued expenses	5,624	12,854
Current revolving line of credit	7,680	7,814
Current maturities of term loan	140	2,978
Current portion of related party term loan	2,600	—
Related party payables (Note 12)	—	3,196

Total current liabilities	28,847	56,708
Term loans	—	9,172
Related party term loan (Note 12)	19,400	—
Capital leases	151	173
Other liabilities	2,316	4,601
Minority interest	2,907	3,426
Stockholders’ equity:
Preferred stock, $.001 par value, authorized 500,000 shares; none issued and outstanding for each period	—	—
Common stock, $.001 par value, authorized 100,000,000 shares 18,737,437 issued and outstanding at December 31, 2004 and 28,593,841 issued and outstanding at June 30, 2005	19	29
Additional paid-in capital	135,291	190,898
Shares held in treasury	(528)	(615)
Accumulated deficit	(90,872)	(91,881)
Accumulated other comprehensive income (loss)	921	(1,100)

Total stockholders’ equity	44,831	97,331

Total Liabilities and Stockholders’ Equity	$98,452	$171,411

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

Prior Period Restatement

In November 2005, the Company filed Amendment No. 2 to its Annual Report on 10-K for the year ended December 31, 2004, to amend and restate the Company’s audited financial statements for the fiscal year ended December 31, 2004, to reflect certain amounts on its financial statements that it identified as errors during the third quarter of 2005. The Company determined that goodwill, investment in affiliates, minority interest liability and accumulated deficit as of December 31, 2004, were incorrectly stated. The Company amended and restated them on the consolidated balance sheet as of December 31, 2004. Consequently, on the consolidated balance sheet as of December 31, 2004, total assets, total stockholders’ equity and total liabilities and stockholders’ equity have been restated. In addition, the Company determined that the impairment loss of goodwill and minority interest in income of consolidated subsidiaries for the three and twelve months ended December 31, 2004, were incorrectly stated. The Company amended and restated them. Consequently, the accumulated deficit at December 31, 2004 has been restated.

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

Consolidated Balance Sheet

Restated Amounts Due to Correction of Error

As of December 31, 2004

(Thousands of Dollars Except Share Data)

	As previously Reported *	Error Correction	Ref	As Restated
Assets:
Goodwill and intangibles	$8,856	(883)	-a	$7,973
Investment in affiliates	27,668	(622)	-a	27,046
Total Assets	$99,957	$(1,505)		$98,452
Liabilities and Stockholders’ Equity
Minority interest	2,782	125	-b	2,907
Stockholders’ equity:
Preferred stock, $.001 par value, authorized 500,000 shares; none issued and outstanding at December 31, 2004	$—			$—
Common stock, $.001 par value, authorized 100,000,000 shares 18,737,437 issued and outstanding at December 31, 2004	19			19
Additional paid-in capital	135,291			135,291
Shares held in treasury	(528)			(528)
Accumulated deficit	(89,242)	(1,630)	-c	(90,872)
Accumulated other comprehensive income (loss)	921			921

Total stockholders’ equity	46,461	(1,630)		44,831
Total Liabilities and Stockholders’ Equity	$99,957	$(1,505)		$98,452

* As reported on Form 10-K for the fiscal year ended December 31, 2004.

Notes to the Consolidated Balance Sheet for the Fiscal Year Ended December 31, 2004.

-a    The amounts reported for goodwill and investment in affiliates were overstated on the previously reported consolidated balance sheet at December 31, 2004 by approximately $0.9 million and $0.6 million, respectively. During the fourth quarter of 2004, the Company performed a goodwill impairment analysis of its subsidiaries IMPCO Mexicano and IMPCO Japan, and determined that the goodwill allocated to these subsidiaries was impaired. The Company failed to properly determine and record the correct amounts as impairment loss of goodwill for these operations; consequently, the amounts reported for goodwill and investment in affiliates were overstated on the Company’s audited financial statements as of December 31, 2004.

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

During the second quarter ended June 30, 2005, the Company recognized approximately $2.0 million in income tax expense for its foreign operations representing a 47% effective tax rate. For the U.S. Operations, the Company recorded a tax benefit of approximately $1.5 million based on $2.6 million in losses for the second quarter ended June 30, 2005, and a related increase in net deferred tax assets of $1.5 million attributable to net operating loss carryforwards. After considering the likelihood of recoverability of the additional deferred tax assets, the Company recognized an increase in the valuation allowance for deferred taxes by the same amount. Consequently, no tax provision was recorded for the U.S. operations during the second quarter ended June 30, 2005. Management will continue to monitor the future recoverability of the $8.2 million in deferred tax assets recognized on the balance sheet as of June 30, 2005.

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

On October 3, 2002, the Company entered into an option agreement with the equity holders of BRC under which the Company was granted an option to acquire a 50% ownership interest in BRC for approximately $23.8 million, which included $13.8 million cash and the issuance of approximately 2.3 million shares of Company common stock (which the parties acknowledged and agreed were valued at $10.0 million). The Company announced on October 25, 2004 that it intended to acquire the remaining 50% of BRC using approximately $10.0 million from the proceeds of a public offering of the Company’s equity and the issuance of approximately 5.1 million shares of the Company’s common stock. On March 31, 2005, the Company acquired the remaining 50% of BRC. The actual purchase price was determined to be $39.3 million based on the weighted average price of the Company’s common stock of $5.74 per share by referring to the daily closing price of the Company’s common stock during the three days prior to and following the agreement date of October 22, 2004. Collectively, the Company paid approximately $67.6 million for 100% of BRC consisting of approximately $39.3 million in common stock, approximately $23.8 million in cash, approximately $2.1 million in other directly related costs and approximately $2.4 million in the Company’s share in the earnings of BRC from July 2003 to March 31, 2005. The Company considered the following factors during the course of negotiations with the sellers of BRC to purchase the remaining 50% of BRC: (1) receipt of an independent report of the fairness of the price to be paid for the remaining 50% of BRC and (2) the Company’s belief that the acquisition of BRC, a world-class provider of alternative fuel products to the transportation market, would position IMPCO as a market leader in the transportation market segment.

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

During the first quarter of 2005, the Company determined that the anticipated responsibilities and duties of a currently and continuously employed consultant and the former chief executive officer of the Company would not be significant or sufficient enough to justify the continued recognition of the employee’s compensation costs over the remaining two-year term of the employee’s current employment and consulting agreement. The Company determined a new measurement date in connection with stock options to purchase approximately 1.1 million shares of the Company’s common stock currently held by the former executive with the purpose of recognizing compensation expense for accounting purposes in the first quarter of 2005. The Company also determined that a new measurement date of January 5, 2005, was appropriate for stock options previously granted to a former vice president and chief operating officer of the Company’s international operations whose current duties and responsibilities as an executive advisor would not be significant or sufficient enough to justify the scheduled vesting of his remaining stock options to purchase approximately 100,000 shares of the Company’s common stock over the remaining term of his employment agreement, which expires March 6, 2006. As a result, the Company recognized compensation expense of approximately $0.4 million in the first quarter of 2005. Consequently, the total cost of approximately $2.2 million recognized during the first quarter of 2005, consisted of $0.3 million toward compensation expense, $0.1 million toward lifetime medical benefits for the former CEO and spouse and $1.8 million toward compensation expense related to stock options outstanding. Expense related to the outstanding stock options held by the former CEO was determined using the intrinsic value method, in accordance with APB No. 25, Accounting for Stock Issued to Employees, as amended, and the closing price of the Company’s stock as of March 11, 2005 of $6.20 per share. The Company applied the intrinsic value method to the stock options held by a former vice president and chief operating officer of international operations based on the closing price of the Company’s stock as of January 5, 2005 of $7.19.

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

The following table sets forth amounts that are included within the captions noted on the balance sheets at December 31, 2004 and June 30, 2005 representing related party transactions within the Company.

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

Revenues increased approximately $16.1 million, or 49.7%, to $48.6 million in the second quarter of 2005 from $32.5 million in the second quarter of 2004. The increase in revenues for the second quarter of 2005 was the result of $21.5 million of revenues from BRC recorded in the second quarter of 2005 offset by a decline of $3.2 million, $1.6 million and $0.6 million in revenues from our U.S. Operations, Mexican operation and Indian operations, respectively. The reduction of revenues in our Mexican and Indian operations is attributed to the establishment of joint ventures in the fourth quarter of 2004 in Mexico and India, which are no longer consolidated with our operating results. We include our 50% ownership in these entities by applying the equity method of accounting which recognizes only our share in their respective earnings. By market segment, the increase in revenues for the second quarter of 2005 of approximately $16.1 million over the corresponding period in 2004 was the result of an increase in revenues in our transportation market segment of $17.6 million, offset by a $1.5 million decline in our industrial market segment. The increase in our transportation segment was due primarily to the inclusion of BRC revenues as part of our transportation segment beginning with the second quarter of 2005. The reduction of approximately $1.5 million in our industrial market segment during the three months ended June 30, 2005 as compared to the same period in 2004 was primarily due to a leveling-off of shipments of our certified engine packages and fuel systems in our U.S. Operations. During the three months ended June 30, 2004, we responded to the January 1, 2004 effective date for new and more stringent EPA regulations with higher shipments of the certified engine systems than for the same period in 2005.

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

We currently are party to two significant credit agreements:

•	An asset-based lending facility with LaSalle Business Credit LLC (“LaSalle”) dated July 22, 2003, as amended as of March 29, 2005 and August 2, 2005. This revolving credit facility carries an interest rate per annum equal to prime plus 1.0%, which amounted to 6.25% per annum at December 31, 2004 and 7.25% at June 30, 2005, and has a borrowing limit equal to 85% of our eligible accounts receivable plus the lesser of $4,500,000 or 60% of our eligible inventory as measured from time to time, subject to reasonable reserves established by LaSalle in its discretion, and as of March 29, 2005 carries a maximum borrowing limit of $9.0 million. This lender has a senior security interest in substantially all of our assets located in the United States. At June 30, 2005 our outstanding balance under this loan agreement was $6.1 million, as compared to $7.7 million at December 31, 2004, and our maximum available borrowing amount based on eligible accounts receivable and eligible inventory as of June 30, 2005 was $8.0 million, which left actual available borrowing capacity of approximately $1.9 million as of that date. In accordance with the Third Amendment to the Loan and Security Agreement, dated March 29, 2005, the credit facility was extended by one year and matures on July 18, 2007. Additionally, we negotiated and agreed with LaSalle to amend the loan covenants in effect in the original agreement, as amended, and to replace certain covenants that we achieve certain minimum levels of consolidated and domestic earnings before interest and taxes adjusted for depreciation and amortization (“EBITDA”) on a quarterly basis, the quarterly consolidated and domestic fixed charge coverage ratio covenant and the quarterly consolidated and domestic leverage ratio covenant and incorporate a new covenant that we maintain a minimum defined quarterly level of pre-tax income (income before taxes) for both domestic and consolidated basis. We also negotiated revised covenants for domestic and consolidated tangible net worth at December 31, 2004. Although we were out of compliance with the EBITDA, fixed change ratio and leverage ratios at December 31, 2004, the third amendment to the LaSalle Agreement reserved or set aside these covenants resulting in current compliance with loan covenants. At June 30, 2005, we were not in compliance with the domestic pre-tax income covenant as established within the Third Amendment to the Loan and Security Agreement, dated March 29, 2005. We obtained the necessary waivers from LaSalle and on August 2, 2005, we renegotiated as part of the Fourth Amendment to the Loan and Security Agreement the domestic pre-tax covenant for the third and fourth quarters of 2005.

•	The MTM Loan pursuant to which we borrowed approximately $22.0 million from MTM on December 23, 2004. The proceeds of the loan were used to retire approximately $22.0 million of our indebtedness under the Bison Loan, an amount that included a prepayment premium and accrued but unpaid interest, which carried an annual interest rate of 18.75% as of December 31, 2004. The MTM Loan, which was guaranteed by Mr. Costamagna and his brother, Pier Antonio Costamagna, carries a rate equal to 1.5% above 3-month EURIBOR per annum, which was at 3.7% during the second quarter of 2005, provided that the rate will increase to 3.5% above 3-month EURIBOR after and during the continuance of a default under the MTM Loan and to 6.5% above 3-month EURIBOR on any unpaid portion of the loan outstanding 30 days after the maturity date of December 31, 2009. The MTM Loan will be repaid in quarterly installments beginning on April 1, 2005, each in the amount of not less than $650,000 in the first two years, $800,000 in the third year, $1,000,000 in the fourth year and $1,150,000 in the final year, with any remaining unpaid principal and interest to be repaid upon maturity. The MTM Loan provides for automatic acceleration of the MTM Loan in case of a default due to nonpayment for more than 15 days after the date due or due to the termination of Mariano Costamagna as our Chief Executive Officer or a material breach of his employment agreement. The MTM Loan also provides for acceleration of the MTM Loan upon notice from MTM in case of any other default under the agreement. The loan agreement contains restrictive covenants limiting our ability to: terminate Mariano Costamagna as our Chief Executive Officer, with certain exceptions for termination upon Mr. Costamagna’s death, incur additional debt obligations (other than unsecured trade credit, capital leases and additional debt obligations pursuant to the senior credit facility with LaSalle); merge, consolidate or sell our assets; purchase, retire or redeem our capital stock; and make capital expenditures in excess of $2.5 million in any fiscal year. At June 30, 2005, the amount owed under this loan agreement was approximately $20.7 million and we were compliant with the covenants therein and other related terms and conditions.

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

We believe that our existing capital resources together with revenue from continuing operations should be sufficient to fund operations for the next 12 months. We have been successful in acquiring necessary waivers to our loan covenants and in revising our covenants to the LaSalle Credit Facility as required; however, we cannot assure investors that LaSalle or any other lender will agree to amend the financial covenants or grant further or continuing waivers in the future. If we cannot obtain the necessary waivers or amendments, or return to compliance with these and all other loan covenants, our lenders may accelerate our debt, foreclose on certain of our assets or take other legal action against us that, alone or in the aggregate, may have a material adverse effect on our results of operations.

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

We are highly leveraged and have significant debt service obligations. As of June 30, 2005, we had aggregate outstanding indebtedness, including trade payables of approximately $26.0 million, of $49.3 million as compared to total stockholders’ equity of $97.3 million. Our Credit Facility with LaSalle has a maximum borrowing limit of $9.0 million, which was limited based on our eligible accounts receivable and our eligible inventory as of June 30, 2005, to approximately $8.0 million. Of that amount, $6.1 million was outstanding as of June 30, 2005, leaving approximately $1.9 million unused and available.

We borrowed in December 2004 $22.0 million from MTM ($20.7 million unpaid at June 30, 2005). Although this loan has been eliminated from the balance sheet due to consolidation of BRC, this loan may be accelerated in the event that any payment is not made within 15 days of the date when due, the termination of Mariano Costamagna’s employment for any reason whatsoever, with limited exceptions for termination occasioned by his death, or we materially breach Mariano Costamagna’s employment agreement. The MTM Loan also provides for acceleration of the MTM Loan upon notice from MTM in case of any other default under the loan agreement. Also, Mariano Costamagna and Pier Antonio Costamagna have guaranteed the MTM Loan. In return for Messrs. Costamagnas’ guaranties, we have pledged our equity interest in BRC as collateral in the event the guarantee is utilized. In December 2004, MTM incurred $13.6 million ($10.9 million unpaid at June 30, 2005) of indebtedness in order to improve MTM’s working capital and to consolidate various mid- to long-term debt obligations with a single lender. In addition, as of June 30, 2005, BRC had other outstanding indebtedness of approximately $2.1 million.

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

Our debt requires us to maintain specified financial ratios and meet specific financial tests. For example, our amended Credit Facility with LaSalle requires us to generate specified amounts of pre-tax income, tested quarterly during 2005 and on a rolling basis thereafter. Our failure to comply with these covenants would result in events of default that, if not cured or waived, could require us to repay these borrowings before the due date. If we are unable to make a required repayment and are not able to refinance these borrowings, our lenders could foreclose on our assets. If we were unable to refinance these borrowings on favorable terms, our business could be adversely impacted.

At December 31, 2004, and at June 30, 2005, we were in default on borrowings under the LaSalle Credit Facility for not meeting certain financial covenants at each of these dates. The third amendment to the LaSalle Credit Facility, dated March 29, 2005, reserved or set aside the EBITDA, fixed charge ratio and leverage ratios that we were not in compliance with on December 31, 2004. As of June 30, 2005, we did not meet the specified levels of pretax income for U.S. operations. We obtained a waiver of the specific covenants and renegotiated as the fourth amendment to the LaSalle Credit Facility the domestic pre-tax income covenants for the third and fourth quarters of 2005. We may not be successful in obtaining waivers in the future should our operating results fail to achieve the specified amounts of income as defined in the covenants.

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

Because of certain requirements arising under Italian law, Mariano Costamagna and Pier Antonio Costamagna (the “Founders”) have jointly and severally guaranteed our performance under the MTM Loan. In order to secure their recourse in the event that guaranty is exercised and the Founders are required to make payments of the amounts due, we have pledged to the Founders our entire interest in BRC. If we fail to perform the terms of the MTM Loan and the Founders are required to fulfill their guarantees, the Founders may require us to reimburse them for their payments as guarantors, or they may take possession of our equity interest in BRC, or both. If the Founders were to take possession of the BRC equity interest in total or partial satisfaction of their rights under the pledge agreement, we would lose our rights to participate in BRC’s earnings and assets. This could have a material adverse effect upon our earnings and our assets.

We have a history of significant cash outflows that may limit our ability to grow and may materially and adversely impact our prospective revenues and liquidity.

We have experienced operating losses and net cash outflows. At June 30, 2005, our cash and cash equivalents totaled approximately $16.4 million and our working capital was $41.1 million. We have experienced significant cash outflows in connection with our initial equity investment in BRC and servicing our debt. Based upon our eligible accounts receivable and our eligible inventory as of June 30, 2005 our funds available for borrowing under our senior secured credit facility were approximately $8.0 million, of which approximately $6.1 million was outstanding, leaving approximately $1.9 million unused and available. As of June 30, 2005, we had total stockholders’ equity of $97.3 million and an accumulated deficit of $91.9 million. Moreover, the MTM Loan requires us to repay MTM the principal according to the following schedule, with an additional $5.0 million “balloon payment” of accrued interest and unpaid principal due on December 31, 2009:

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

Provisions in our certificate of incorporation and bylaws and in the Delaware corporation law and in the MTM Loan may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt that our management and board of directors oppose. Public stockholders that might desire to participate in one of these transactions may not have an opportunity to do so. We also have a staggered board of directors, which makes it difficult for stockholders to change the composition of the board of directors in any one year. In addition, the MTM Loan can be accelerated in the event that Mariano Costamagna is terminated by us for any reason, with certain limitations for termination occasioned by his death, or if we materially breach his employment agreement. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change in control or to change our management and board of directors.

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

Derivative Financial Instruments

We have used derivative financial instruments for the purpose of reducing our exposure to adverse fluctuations in interest and foreign exchange rates. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged. We are not a party to leveraged derivatives and do not hold or issue financial instruments for speculative purposes. On January 5, 2005, BRC arranged for a three year forward foreign exchange agreement with a third party for the purpose of hedging the foreign exchange risk between the euro and the U.S. Dollar in connection with the quarterly payments that IMPCO makes to BRC in accordance with the MTM Loan. We concluded that this agreement did not meet the requirements for hedge accounting in accordance with SFAS No. 52, Foreign Currency Translation, as amended; we adjusted the fair value of the derivative agreement by approximately $0.7 million and recognized an expense in the same amount on its statement of operations for the three and six months ended June 30, 2005. Pursuant to SFAS No. 52, we recognized in our condensed consolidated statement of operations for the three and six months ended June 30, 2005 approximately $1.3 million and approximately $1.9 million of unrealized foreign exchange gain as the result of movements between the euro and the U.S. Dollar during the first half of 2005 and the MTM Loan that is to be settled in U.S. Dollars. The January 5, 2005 hedging agreement initiated by BRC is not designed to hedge the foreign exchange risk associated with the “marking to market” of the carrying value of the loan; it was designed to hedge only the quarterly payments from April 1, 2005 to January 1, 2008 leaving $13.6 million in future principal payments unhedged.

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

Our most significant foreign currency exposure relates to the euro. On January 5, 2005, BRC entered into forward foreign exchange agreements covering a three-year period for the purpose of hedging the foreign exchange risk between the euro and the U.S. Dollar in connection with the quarterly payments made by IMPCO to BRC under the terms of the MTM Loan. As of June 30, 2005 and December 31, 2004, the notional amounts of the hedging agreements were $8.5 million and $0, respectively The fair values of these contracts as of June 30, 2005 and December 31, 2004 were $8.7 million and $0 million, respectively. We measured the sensitivity of the fair value of the hedge agreements for two hypothetical cases: a 10% strengthening and a 10% weakening of the spot rate for the U.S. Dollar against the euro of $1.206 to the euro at June 30, 2005. The analysis showed that a 10% strengthening of the U.S. Dollar would have resulted in a loss in the fair value of the hedge agreement of $1.1 million during the second quarter of 2005 instead of the actual loss recorded of $0.7 million. If the U.S. Dollar had weakened against the euro by 10%, the analysis would have resulted in a $0.7 million gain during the second quarter of 2005 instead of the $0.7 million loss.

We also recognize foreign exchange gains and losses in relation to the MTM Loan, which had a carrying value of approximately $20.7 million at June 30, 2005. BRC recognizes gains and losses on a mark-to-market basis of this loan balance on its books because the loan will be settled in U.S. dollars and BRC maintains its records in its reporting currency, the euro. Hypothetically, if the U.S. dollar weakened 10% from the spot rate of $1.2098 to the euro at June 30, 2005, to $1.3308, BRC would have recorded a loss on foreign exchange of approximately $2.1 million for the three months ended June 30, 2005. If the U.S. dollar strengthened by 10% to the euro from $1.2098 to 1.0998 at June 30, 2005, BRC would have recorded a $1.9 million gain on foreign exchange for the three months ended June 30, 2005. These gains and losses would have offset the losses and gains on the fair value adjustments of our hedging agreements.

Additional information relating to our foreign currency exposures are discussed under the heading “Derivative Financial Instruments” included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, the disclosure controls and procedures were not effective. We reported in our annual report on Form 10-K, as amended, for the fiscal year ended December 31, 2004 and in our quarterly report on Form 10-Q for the three months ended March 31, 2005, as amended, that management had determined that internal controls were ineffective. Although we believe we have made significant progress to remediate these material weaknesses in a timely manner, we cannot report that, as of June 30, 2005, any of the reported weaknesses has been thoroughly re-tested or re-audited by our registered independent auditors to verify management’s assessment of the effectiveness of internal controls over financial reporting.

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

The following summarizes the steps that we have taken to remedy the material weaknesses, that we identified in our amended annual report on Form 10-K/A Amendment No. 2 for the fiscal year ended December 31, 2004 and in our amended quarterly report on Form 10-Q/A for the quarter ended March 31, 2005:

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

On March 31, 2005, we completed our acquisition of BRC. An assessment of the change to internal control over financial reporting related to this acquisition has been excluded from this amended quarterly report on Form 10-Q/A and will be included in our annual report on Form 10-K for the year ended December 31, 2005.

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