Form 10-Q
period 2005-09-30
IMPCO TECHNOLOGIES INC
filed 2005-11-21
CIK 790708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005,

or

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

IMPCO TECHNOLOGIES, INC.

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMPCO TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars except share data)

	December 31,	September 30,
	2004	2005
	(Restated)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,418	$22,265
Accounts receivable less allowance for doubtful accounts
of $1,687 and $2,637	18,072	35,775
Inventories:
Raw materials and parts	8,624	24,565
Work-in-process	233	1,265
Finished goods	3,747	5,061
Total inventories	12,604	30,891
Deferred tax assets	182	901
Other current assets	1,956	3,635
Related party receivables (note 12)	2,746	3,730
Total current assets	43,978	97,197
Equipment and leasehold improvements:
Dies, molds and patterns	7,174	7,155
Machinery and equipment	8,039	12,660
Office furnishings and equipment	7,809	9,923
Automobiles and trucks	409	994
Leasehold improvements	3,474	3,485
	26,905	34,217
Less accumulated depreciation and amortization	19,702	23,111
Net equipment and leasehold improvements	7,203	11,106
Goodwill	7,973	29,018
Deferred tax assets, net	8,183	-
Intangible assets, net	-	25,372
Investment in affiliates	27,046	2,776
Business acquisition costs	788	-
Other assets	2,430	2,100
Non-current related party receivable (note 12)	851	3,748
Total Assets	$98,452	$171,317

See accompanying notes to condensed consolidated financial statements.

IMPCO TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars except share data)

	December 31,	September 30,
	2004	2005
	(Restated)	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,914	$22,888
Accrued payroll obligations	2,889	5,556
Other accrued expenses	5,624	13,706
Current revolving line of credit	7,680	5,940
Current maturities of other debt	140	3,087
Current portion of related long-term debt (note 12)	2,600	-
Deferred tax liability	-	1,446
Related party payables (note 12)	-	3,619
Total current liabilities	28,847	56,242

Term loans	-	8,538
Related party term loan (note 12)	19,400	-
Related party long-term liabilities (note 12)	-	195
Capital leases	151	191
Other liabilities	2,316	4,479
Deferred tax liabilities	-	9,042
Minority interest	2,907	2,960
Stockholders' equity:
Preferred stock, $.001 par value, authorized 500,000 shares;
none issued and outstanding for each period	-	-
Common stock, $.001 par value, authorized 100,000,000 shares
18,737,437 issued and outstanding at December 31, 2004 and
28,900,791 issued and outstanding at September 30, 2005	19	29
Additional paid-in capital	135,291	192,049
Shares held in treasury	(528)	(617)
Accumulated deficit	(90,872)	(101,100)
Accumulated other comprehensive income (loss)	921	(691)
Total stockholders' equity	44,831	89,670
Total Liabilities and Stockholders' Equity	$98,452	$171,317

See accompanying notes to condensed consolidated financial statements.

IMPCO TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005

Revenue	$30,064	$49,073	$91,146	$122,683
Costs and expenses:
Cost of revenue	21,933	34,749	66,874	88,463
Research and development expense	1,189	2,488	3,190	6,503
Selling, general and administrative expense	4,552	9,348	13,282	24,728
Amortization of intangible assets	-	1,905	-	1,905
Acquired in-process technology	-	129	-	204
Total costs and expenses	27,674	48,619	83,346	121,803
Operating income	2,390	454	7,800	880
Other income (expense)	10	(22)	3	957
Interest expense, net	(1,504)	(126)	(4,163)	(506)
Income before income taxes and equity share
in income of unconsolidated affiliates	896	306	3,640	1,331
Equity share in income of unconsolidated affiliates	435	138	718	990
Income tax expense	(483)	(9,282)	(1,499)	(11,649)
Income (loss) before minority interests and cumulative effect of a change in accounting principle	848	(8,838)	2,859	(9,328)
Minority interests in income of consolidated subsidiaries	343	264	853	783
Income (loss) before cumulative effect of a change in accounting principle	505	(9,102)	2,006	(10,111)
Cumulative effect of a change in accounting principle, net of taxes	-	(117)	-	(117)
Net income (loss)	$505	$(9,219)	$2,006	$(10,228)
Net income (loss) per share before cumulative effect of a change in accounting principle:
Basic net income (loss)	$0.03	$(0.32)	$0.11	$(0.38)
Diluted net income (loss)	$0.03	$(0.32)	$0.10	$(0.38)
Per share effect of the cumulative effect of a change in accounting principle:
Basic net income (loss)	$-	$-	$-	$(0.01)
Diluted net income (loss)	$-	$-	$-	$(0.01)
Net income (loss) per share :
Basic net income (loss)	$0.03	$(0.32)	$0.11	$(0.39)
Diluted net income (loss)	$0.03	$(0.32)	$0.10	$(0.39)
Number of shares used in per share calculation:
Basic	18,617	28,679	18,595	26,335
Diluted	19,478	28,679	19,704	26,335

See accompanying notes to condensed consolidated financial statements.

IMPCO TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands of dollars)

	Nine Months Ended
	September 30,
	2004	2005

Cash flows from operating activities:
Net income (loss) as reported	$2,006	$(10,228)
Adjustments to reconcile net income (loss) to net
cash (used in) provided by operating activities, net of BRC acquisition:
Amortization of intangibles arising from acquisition	-	1,905
Depreciation and other amortization	2,961	4,161
Inventory reserves	-	890
Interest paid-in-kind	625	-
Increase in allowance for doubtful accounts	-	106
Valuation allowance for deferred taxes	-	8,654
Minority interests in income (loss) of consolidated affiliates	(184)	(729)
Equity share in income of unconsolidated affiliate	(908)	952
Unrealized gain on foreign exchange transactions	-	(1,035)
Stock option expense	-	1,776
In-process R&D	-	204
Decrease in deferred income taxes	572	324
(Increase) decrease in accounts receivable	(13,322)	1,536
Decrease (increase) in inventories	1,066	(26)
Increase (decrease) in accounts payable	1,159	(6,456)
Increase in accrued expenses	302	3,481
Increase in other current assets	-	(801)
Decrease in other liabilities	(154)	(1,185)
(Increase) decrease in other long-term assets	(592)	3,045
Other, net	8	44
Net cash (used in) provided by operating activities	(6,461)	6,618

(continued on the following page)

See accompanying notes to condensed consolidated financial statements.

IMPCO TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(In thousands of dollars)
	Nine Months Ended
	September 30,
	2004	2005

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(1,099)	(2,464)
Business acquisition cost, net of cash acquired	(215)	(9,462)
Purchase of intangible assets	-	(393)
Proceeds from sale of equipment	1	-
Net cash used in investing activities	(1,313)	(12,319)

Cash flows from financing activities:
Increase (decrease) in revolving line of credit	4,705	(3,866)
Payments on term loans	(1,169)	(1,396)
Proceeds from term loans	1,194	-
Payments of capital lease obligation	33	-
Acquire common shares held in trust	(143)	(89)
Decrease in restricted cash	724	-
Proceeds from issuance of common stock	201	25,743
Net cash provided by financing activities	5,545	20,392

Exchange rate difference on cash flows	(514)	(844)
Net (decrease) increase in cash and cash equivalents	(2,743)	13,847
Cash and cash equivalents at beginning of period	9,524	8,418
Cash and cash equivalents at end of period	$6,781	$22,265

Supplemental disclosure of cash flow information:
Non-cash financing activities:
Issuance of 5,098,284 shares of common stock in connection with the acquisition
of BRC at a price of $5.74 per share	$-	$29,264

Acquisition of equipment under capital lease	$83	$-

See note 8, "Business Acquisition"

See accompanying notes to condensed consolidated financial statements.

IMPCO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2005

1.   BASIS OF PRESENTATION

The consolidated financial statements of IMPCO Technologies, Inc. ( “IMPCO” or the “Company”) as of September 30, 2005, include the accounts of the Company and its wholly-owned subsidiaries B.R.C. Societá a Responsabilitá Limitata (“BRC”), IMPCO Technologies, Pty. Limited (“IMPCO Australia”), IMPCO Tech Japan K.K. (“IMPCO Japan”) and Grupo I.M.P.C.O. Mexicano, S. de R.L. de C.V. (“IMPCO Mexicano”), its 51%-owned subsidiary IMPCO-BERU Technologies B.V. (“IMPCO BV”), and its 50% share in joint ventures Minda IMPCO Limited (“Minda”) and IMPCO-BRC Mexicano (“IBMexicano”). During the first quarter of 2005, the Company used the equity method to recognize its share in the net earnings or losses of BRC, Minda and IBMexicano in the consolidated statement of operations. On March 31, 2005, the Company completed the acquisition of the remaining 50% of BRC, and, accordingly, the Company consolidated the balance sheet of BRC as of March 31, 2005 and the statement of operations beginning with the quarter ended June 30, 2005. The following table details the Company’s ownership interests and methods of consolidation for its various international subsidiaries and affiliates beginning in the second quarter of 2005:

Entity	Location	Ownership Interest	Method of Consolidation
BRC	Italy	100%	Fully Consolidated
IMPCO Australia	Australia	100%	Fully Consolidated
IMPCO Japan	Japan	100%	Fully Consolidated
IMPCO Mexicano	Mexico	100%	Fully Consolidated
IMPCO BV	Netherlands	51%	Fully Consolidated
Minda	India	50%	Equity Method
IBMexicano	Mexico	50%	Equity Method

The accompanying condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and the results of operations, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2004, as amended.

The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the twelve months ended December 31, 2005, or for any future period. Certain prior period amounts have been reclassified to conform to the current period presentation.

Prior Period Restatement

In November 2005, IMPCO filed Amendment No. 2 to its annual report on Form 10-K for the year ended December 31, 2004 to amend and restate the Company’s audited financial statements for the year ended December 31, 2004, to reflect certain amounts on its financial statements that it identified as errors during the third quarter of 2005. The Company determined that goodwill, investment in affiliates, minority interest liability and accumulated deficit as of December 31, 2004, were incorrectly stated. The Company amended and restated them on the consolidated balance sheet as of December 31, 2004. Consequently, on the consolidated balance sheet as of December 31, 2004, total assets, total stockholders’ equity and total liabilities and stockholders’ equity have been restated. In addition, the Company determined that impairment loss of goodwill and minority interest in income of consolidated subsidiaries for the three and twelve months ended December 31, 2004, were incorrectly stated. The Company amended and restated them. Consequently, the accumulated deficit at December 31, 2004 has been restated.

The following tables set forth the amended and restated amounts with respect to total assets and total liabilities and stockholders’ equity as part of the consolidated balance sheet at December 31, 2004. Those captions on the consolidated balance sheet, with the exception of stockholders’ equity captions, that were not affected by the restatement are not presented. The complete amended and restated consolidated balance sheet is provided within the accompanying condensed consolidated financial statements.

Consolidated Balance Sheet
Restated Amounts Due to Correction of Error
As of December 31, 2004

	As previously Reported *	Error Correction	Ref	As Restated
Assets:
Goodwill	8,856	(883)	-a	7,973
Investment in affiliates	27,668	(622)	-a	27,046
Total Assets	$99,957	$(1,505)		$98,452

* As reported on Form 10-K for the year ended December 31, 2004.

Consolidated Balance Sheet
Restated Amounts Due to Correction of Error
As of December 31, 2004
(Thousands of Dollars Except Share Data)

	As previously Reported *	Error Correction	Ref	As Restated
Liabilities and Stockholders' Equity
Minority interest	2,782	125	-b	2,907
Stockholders' equity:
Preferred stock, $.001 par value, authorized 500,000 shares;
none issued and outstanding at December 31, 2004	-			-
Common stock, $.001 par value, authorized 100,000,000 shares
18,735,437 issued and outstanding at December 31, 2004	19			19
Additional paid-in capital	135,291			135,291
Shares held in treasury	(528)			(528)
Accumulated deficit	(89,242)	(1,630)	-c	(90,872)
Accumulated other comprehensive income (loss)	921			921
Total stockholders' equity	46,461	(1,630)		44,831
Total Liabilities and Stockholders' Equity	$99,957	$(1,505)		$98,452

* As reported on Form 10-K for the year ended December 31, 2004.

Notes to the Consolidated Restated Balance Sheet for the Year Ended December 31, 2004.

a- The amounts reported for goodwill and investment in affiliates were oversated on the previously reported consolidated balance sheet at December 31, 2004, by approximately $0.9 million and $0.6 million, respectively. During the fourth quarter of 2004, the Company performed a goodwill impairment analysis of its subsidiaries IMPCO Mexicano and IMPCO Japan, and determined that the goodwill allocated to these subsidiaries was impaired. The Company failed to properly determine and record the correct amounts as impairment loss of goodwill for these operations; consequently , the amounts reported for goodwill and investment in affiliates were overstated on the Company's audited financial statements as of December 31, 2004.

b- The amount reported for minority interest in the previously reported consolidate balance sheet at December 31, 2004, was understated by approximately $0.1 million due the the company's failure to recognize in the Company's consolidated statement of operations, as the majority interest holder, losses of IMPCO Mexico attributable to the 10% minority interest holder of IMPCO Mexicano that exceeds the minority interest holder's share of the equity capital of the subsidiary.

c- Accumulated deficit in the previously reported consolidated balance sheet at December 31, 2004, was understated by approximately $1.6 million. Accordingly, the restated accumulated deficit increased by approximately $1.6 million.

2.   RECENT ACCOUNTING STANDARDS

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share-Based Payment, which sets accounting requirements for “share-based” compensation to employees, including employee-stock-purchase-plans and provides guidance on accounting for awards to non-employees. This statement will require the Company to recognize in its statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for the type of valuation model. For public entities, this statement was effective for the first interim period beginning after June 15, 2005. However, the Securities and Exchange Commission (“SEC”) has deferred the implementation date to the beginning of the fiscal year beginning after June 15, 2005, and, as a result, the Company will adopt this statement in the first quarter of 2006. The Company is evaluating the impact of this pronouncement on its financial position, net income or loss, and earnings or loss per share.

SFAS No. 151, Inventory Costs, eliminates the “so abnormal” criterion in Accounting Research Bulletin (“ARB”) 43 “Inventory Pricing”. This statement no longer permits a company to capitalize inventory costs on its balance sheets when the production defect rate varies significantly from the expected defect rate. The statement reduces the differences between U.S. and international accounting standards. This statement is effective for inventory costs incurred during annual periods beginning after June 15, 2005. The Company intends to adopt this statement in the first quarter of 2006. The adoption of SFAS No. 151 is not expected to have a significant impact on the Company’s results of operations or financial position.

In December 2004, the FASB issued FASB Staff Position No. FAS109-1 (“FSP FAS 109-1”), Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. FSP FAS 109-1 clarifies that the deduction on qualified production activities will be treated as a “special deduction” as described in SFAS No. 109, Accounting for Income Taxes. As such, the special deduction will have no effect on deferred tax assets and liabilities existing at the date of enactment. The impact of the deduction will be reported in the period in which the deduction is claimed. The FSP FAS 109-1 is effective upon issuance and the Company adopted it upon issuance. The adoption of FSP FAS 109-1 did not have a significant impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued FASB Staff Position FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs Creation Act of 2004 (“FSP FAS 109-2”) to allow additional time beyond the financial reporting period of enactment to evaluate the effect of this act on the Company’s plan for reinvestment or repatriation of foreign earnings for purposes of calculating the income tax provision. The FSP FAS 109-2 is effective upon issuance and the Company adopted it upon issuance. The adoption of FSP FAS 109-2 did not have a significant impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets, An Amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company adopted the provisions of SFAS No. 153 beginning July 1, 2005. The adoption of SFAS No. 153 did not have a significant impact on the Company’s financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, A Replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires that most voluntary changes in accounting principle be recognized by retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This Statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This Statement also carries forward the guidance in Opinion 20 requiring justification of a change in accounting principle on the basis of preferability. SFAS No. 154 is effective for fiscal year beginning after December 15, 2005. The Company will adopt SFAS No. 154 beginning January 1, 2006. The adoption of SFAS No. 154 is not expected to have a significant impact on the Company’s financial position or results of operations.

3.   DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses derivative financial instruments that include foreign exchange contracts to manage certain foreign currency risks. The Company does not use foreign exchange contracts for trading purposes. On January 5, 2005, BRC entered into a forward foreign exchange agreement covering a three year period for the purpose of hedging the foreign exchange risk between the euro and the U.S. dollar in connection with the quarterly payments that IMPCO makes to BRC in accordance with the MTM Loan (see note 9 (a)). This hedging agreement was not designed to hedge the unrealized foreign exchange gains and losses due to foreign currency movements that occur from time to time that could impact the Company’s consolidated financial results either favorably or unfavorably. The Company concluded that this agreement did not meet the requirements for hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Accordingly, the Company recognized losses of approximately $0.1 million and $0.7 million for the three and nine months ended September 30, 2005, respectively. These amounts are classified on the condensed consolidated statements of operations for the three and nine months ended September 30, 2005 as part of other income (expense).

In connection with the MTM Loan which is to be settled in U.S. dollars, BRC, whose functional currency is the euro, has recognized in its statements of operations approximately $23,000 and $2.6 million in unrealized foreign exchange gains due to the movements between the euro and the U.S. dollar during the three and nine months ended September 30, 2005, respectively. The Company’s share in income before tax due to the unrealized gains on foreign exchange was approximately $23,000 and $2.0 million in foreign exchange gains for the three and nine months ended September 30, 2005, respectively. During the first quarter ended March 31, 2005, approximately $0.6 million was classified as part of the Company’s share in the earnings of the unconsolidated results of BRC.

4.   EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Numerator:
Net income (loss)	$505	$(9,219)	$2,006	$(10,228)

Denominator:
Denominator for basic earnings per share - weighted
average number of shares	18,617	28,679	18,595	26,335
Effect of dilutive securities:
Employee stock options	567	-	766	-
Warrants	253	-	302	-
Shares held in trust	41	-	41	-
Dilutive potential common shares	19,478	28,679	19,704	26,335

Net income (loss) per share:
Basic net income (loss)	$0.03	$(0.32)	$0.11	$(0.39)
Diluted net income (loss)	$0.03	$(0.32)	$0.10	$(0.39)

For the three and nine months ended September 30, 2004, options to purchase 1,755,209 and 799,709 shares of common stock, respectively, were excluded from the computation of diluted net income per share, as the effect would be anti-dilutive. For the three and nine months ended September 30, 2004, warrants to acquire 300,000 and no shares of common stock, respectively, were excluded from the computation of diluted net income per share, as the effect would be anti-dilutive.

For the three and nine months ended September 30, 2005, options to purchase 2,929,056 shares of common stock and warrants to acquire 775,000 shares of common stock were excluded from the computation since the Company reported net loss and the effect would be anti-dilutive.

SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation - Transition and Disclosure, requires pro forma information regarding net income and net income per share to be disclosed for new options granted after fiscal year 1996. The fair value of these options was determined at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005

Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	74.1%	83.1%	74.1%	83.1%
Risk free interest rate	3.5%	4.2%	3.5%	4.2%
Expected life of the option (years)	6.0	6.8	6.0	6.8

The estimated fair value of the options is amortized to expense over the options’ vesting period for pro forma disclosures. The per share “pro forma” effects of SFAS No. 123, as amended by SFAS 148, are not indicative of the effects on reported net income/loss for future years. The Company’s “reported” and “pro forma” information for the three and nine months ended September 30, 2004 and September 30, 2005 are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005

Income (loss) as reported	$505	$(9,219)	$2,006	$(10,228)

Add: compensation expense included in
reported loss (a)	-	-	-	1,775

Deduct: total stock-based employee
compensation expense determined under
the fair value based method for all awards,
net of related taxes	(527)	(44)	(1,541)	(1,840)

Proforma (loss) income	$(22)	$(9,263)	$465	$(10,293)

Basic earnings (loss) per share:
As reported	$0.03	$(0.32)	$0.11	$(0.39)
Proforma	$(0.00)	$(0.32)	$0.03	$(0.39)

Diluted earnings (loss) per share:
As reported	$0.03	$(0.32)	$0.10	$(0.39)
Proforma	$(0.00)	$(0.32)	$0.02	$(0.39)

(a)
The Company recognized approximately $1.8 million and $16,000 in the first quarter and second quarter of 2005, respectively, in connection with new measurement dates under the intrinsic value method in accordance with Opinion 25, Accounting for Stock Issued to Employees (see note 10).

5.   COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) for the three and nine months ended September 30, 2004 and 2005 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005

Net income (loss)	$505	$(9,219)	$2,006	$(10,228)
Foreign currency translation adjustment	265	409	(720)	(1,611)
Comprehensive income (loss)	$770	$(8,810)	$1,286	$(11,839)

6.   BUSINESS SEGMENT INFORMATION

Prior to the second quarter of 2005 and the completion of the acquisition of BRC, the Company classified its businesses into two operating segments: United States Operations (“U.S. Operations”) and IMPCO International Operations (“IMPCO International”). U.S. Operations sells products, including certified engines, fuel systems, parts and conversion systems, for applications in the transportation and industrial markets. IMPCO International in Australia, Europe and Japan provides distribution for the Company’s products, predominantly from U.S. Operations and some product assembly. Following the acquisition of BRC on March 31, 2005 and beginning on April 1, 2005, the Company added BRC Operations, which designs, manufactures and sells products for use in the transportation segment through its foreign subsidiaries, affiliates and independent channels of distribution. Beginning on January 1, 2005, the Company no longer consolidates its operations in India as part of International Operations. Since the Company’s ownership interest in the India operations was 50%, and since the Company did not have effective control over the operations of this entity, the Company uses the equity method of accounting for recognizing the results of this operation (see note 13). The Company continues to consolidate IMPCO Mexicano, but the Company’s operating interests in Mexico are limited to its 50% interest in IBMexicano, a joint venture entered into on December 31, 2004.

The Company recognizes revenue for product sales when persuasive evidence of an arrangement, such as agreements, purchase orders or written requests, exists; delivery has been completed and no significant obligations remain; the Company’s price to the buyer is fixed or determinable; and collection is probable. Corporate expenses represent selling, general and administrative expense. Intersegment eliminations are primarily the result of intercompany sales from U.S. Operations to IMPCO International. End markets for the Company’s products include the transportation and industrial markets, which includes the material handling and power generation industries.

The Company expenses all research and development when incurred. Equipment used in research and development with alternative future uses is capitalized.

Revenue and operating income for the Company’s business segments for the three and nine months ended September 30, 2004 and 2005, and net assets for each of the operating business segments as of December 31, 2004 and September 30, 2005 are as follows:

	Revenues		Revenues
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005

U.S. Operations	$23,807	$20,324	$72,073	$62,555
IMPCO International	9,367	7,411	29,074	22,470
BRC Operations (1)	-	23,026	-	44,540
Intersegment Elimination	(3,110)	(1,688)	(10,001)	(6,882)
Total	$30,064	$49,073	$91,146	$122,683

	Operating Income		Operating Income
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005

U.S. Operations	$3,035	$1,449	$10,050	$5,280
IMPCO International	952	(346)	3,241	687
BRC Operations (2) (3) (4)	-	646	-	3,724
Corporate Expenses (5) (6)	(1,913)	(1,852)	(5,304)	(8,989)
Intersegment Elimination	316	557	(187)	178
Total	$2,390	$454	$7,800	$880

	Net Assets at
	December 31,	September 30,
	2004	2005
U.S. Operations	68,821	69,184
IMPCO International	29,631	25,924
BRC Operations	-	76,209
Total	98,452	171,317

_____________
(1)	Includes BRC revenues for the six months ended September 30, 2005.
(2)	Includes BRC operating income for the six months ended September 30, 2005.
(3)	Includes $129,000 in-process R&D expense for the three months ended September 30, 2005, related to the acquisition of BRC.
(4)
Includes, for the three months ended September 30, 2005, approximately $1.9 million in amortization expense for intangible assets acquired from BRC, including a "catch up" adjustment of $0.95 million for the three months ended June 30, 2005.

(5)	Represents corporate expenses not allocated to any of the operating segments including $75,000 in-process R&D expense recorded in the three months ended March 31, 2005, related to the BRC acquisition.
(6)
Includes, for the nine months ended September 30, 2005, approximately $2.2 million in expense related to compensation, lifetime medical benefits and previously granted stock options to two former executive officers of the Company (see note 10); professional fees of approximately $1.6 million; and equipment lease costs of $0.3 million.

7.   INCOME TAXES

During the third quarter of 2005, the Company recognized approximately $1.0 million in income tax provision for its foreign operations, excluding IMPCO Mexicano, representing a 48% effective tax rate. During the third quarter of 2005, the Company reviewed the recoverability of the net deferred tax asset balance of approximately $8.2 million related to U.S. Operations consisting of approximately $10.0 million in deferred tax assets offset by deferred tax liabilities of approximately $1.8 million. The Company determined that the likelihood of recoverability of the net deferred tax asset was less than the  “more likely than not” threshold as defined by SFAS No. 109, Accounting for Income Taxes. The factors that the Company considered in its determination that the carrying value of net deferred tax assets was impaired and that an increase in the valuation allowance for deferred taxes of approximately $8.7 million was warranted were primarily the performance of U.S. Operations over the past three years in terms of achieving adequate pre-tax profitability and the uncertainty in the near future whether U.S. Operations would generate sufficient profitability to support the carrying value of approximately $8.7 million. In the determination of the amount of the additional deferred tax expense of $8.7 million and the corresponding increase in the valuation allowance, approximately $0.5 million is added to the current net deferred tax balance of $8.2 million in consideration of goodwill temporary taxable differences, included as part of deferred tax liabilities, that are not offset against the deferred tax asset in the determination of the required increase in the valuation allowance. The $0.5 million that represents the goodwill temporary differences is included under deferred tax liabilities on the condensed consolidated balance sheet as of September 30, 2005.

The company completed its purchase price allocation in connection with the BRC acquisition and, as a consequence, recognized a deferred tax liability of approximately $10.5 million (see note 8) of which approximately $1.4 million has been classified as the current portion on the condensed consolidated balance sheet at September 30, 2005.

Pursuant to Internal Revenue Code Sec. 382 and 383, certain changes in the ownership structure (common stock issuances in the case of IMPCO) may partially or fully limit future use of net operating losses and tax credits available to offset future taxable income and future tax liabilities, respectively. At September 30, 2005, the Company evaluated the impact of the Internal Revenue Code Sec. 382 and 383 and determined that there was no impact on the current availability of net operating losses.

For the nine months ended September 30, 2005, undistributed earnings of the Company’s foreign operations were approximately $3.5 million. Undistributed earnings are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes has been provided thereon. Upon distribution of earnings in the form of dividends or otherwise, the Company would be subject to both United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

8.   BUSINESS ACQUISITION

On October 3, 2002, the Company entered into an option agreement with the equity holders of BRC under which the Company was granted an option to acquire a 50% ownership interest in BRC for approximately $23.8 million, which included $13.8 million cash and the issuance of approximately 2,300,000 shares of Company common stock (which the parties acknowledged and agreed were valued in the aggregate at $10.0 million).

In September 2004, the Company’s board of directors considered the Company’s proposal to acquire the remaining 50% of BRC. The negotiated purchase agreement was announced on October 25, 2004 and included a purchase price that consisted of $10.0 million in cash and approximately 5,100,000 of the Company’s common stock. The Company considered the following factors during the course of negotiations to purchase the remaining 50% of BRC: (1) a fairness opinion of the price to be paid for the remaining 50% of BRC provided by an independent valuation firm and (2) the Company believed that the acquisition of BRC, a world-class provider of alternative fuels products to the transportation market segment, would position IMPCO in the transportation market segment as a market leader.

The Company concluded the acquisition of the final 50% of BRC on March 31, 2005, following a special stockholders’ meeting held on March 10, 2005 in which the stockholders approved the acquisition. In accordance with EITF 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, the Company determined the value of the consideration paid to the sellers of BRC for the final 50% to be approximately $39.3 million, based on (1) a cash payment of $10.0 million; (2) the weighted average price of the Company’s common stock for the three days prior to and following October 22, 2004 of $5.74 per share; and (3) the issuance of approximately 5,100,000 shares of common stock. The Company also recorded in connection with the final 50% of BRC approximately $1.1 million for other direct transaction costs and approximately $2.4 million for the accumulated earnings of BRC recognized using the equity method from July 2003 to March 31, 2005.

The Company completed the purchase price allocation in the quarter ended September 30, 2005, in accordance with the purchase method of accounting for business combinations. The purchase method of accounting allocates the amount paid for an acquisition over the fair value of the assets and liabilities acquired. The excess of the purchase price over the fair value is classified as goodwill. Goodwill is not amortized but is evaluated for impairment, at least annually, or more frequently, if the acquirer believes that goodwill may be impaired due to changing facts and circumstances. Other intangible assets that are separable from goodwill and have definite lives are subject to amortization over their remaining useful lives. Indefinite-lived intangible assets are subject to on-going evaluation for impairment. The portion of the purchase price that represents the fair value of in-process research and development (“IPR&D”) on the date of the acquisition is recognized as acquired in-process technology on the condensed consolidated statement of operations in the same period as the acquisition. The Company’s final purchase price allocation is set forth in the following table:

Amount
($000's)
Investment in BRC:
Common stock	$39,264
Contractual cash payments	23,818
Share in earnings of BRC	2,383
Other direct costs	2,335
$67,800

Value Assigned to Assets and Liabilities:
Current assets	48,883
Property plant and equipment	5,860
Intangible assets	26,865
Acquired in-process technology	204
Related party receivables	21,350
Other assets	4,046
Current liabilities	(36,574)
Long-term liabilities	(13,424)
Deferred tax liabilities	(10,471)
Assets and liabilities	$46,739

Excess of purchase price over fair value of net assets acquired (goodwill)	$21,061

In its allocation of the purchase price the Company determined that approximately $204,000 represented IPR&D costs, and, accordingly, has recognized $129,000 of this expense in its consolidated statement of operations for the three months ended September 30, 2005, and $204,000 in its consolidated statement of operations for the nine months ended September 30, 2005. This allocation was determined using the income approach, which utilizes a discounted cash flow approach to estimate the present value of future cash flows that are expected to result from R&D projects that were in-process, or incomplete, as of the acquisition date of March 31, 2005. One project was determined to have met the criteria for classification as IPR&D including (1) the existence of remaining technological risks; (2) absence of alternative uses for this project or its underlying assets; and (3) presence of substantive and verifiability qualities that characterize an IPR&D project. The Company used a risk adjusted discount rate of 20% to discount future cash flows reflecting that most of the project was nearing completion and that revenue estimates associated with these projects were already discounted. Other research and development projects were excluded from this classification on the basis that they represented either sustaining engineering projects or they no longer had any significant technological risk associated with them. Acquired intangible assets with definite lives were valued at approximately $26.9 million and consisted of the following:

Intangible asset	Remaining Life	Amortization Method	Value (in millions)
Existing technology	7 years	Straight line	$19.4
Customer relationships	11 years	Sum-of-the-years digit	4.3
Trade name	11 years	Straight line	3.2
Total			$26.9

The Company assigned fair values to the intangible assets by applying valuation models that assigned future after-tax cash flows to existing technology and customer relationships as of March 31, 2005. In each case, a 16% discount rate and a statutory tax rate of 37.25% was used. To determine the fair value for the trade name, the Company applied the royalty savings method which is designed to estimate the amount of savings the Company would realize in the future by not having to pay a royalty fee for use of BRC’s trade name. A deferred tax liability in the amount of approximately $10.5 million was recorded in the three months ended September 30, 2005, based on the temporary taxable differences between the financial and historical tax bases of the stepped-up values of the identifiable assets. A 37.25% tax rate was applied to the total of the stepped-up value of fixed assets of approximately $1.2 million and the fair values assigned to the intangible assets of approximately $26.9 million. For the three and nine months ended September 30, 2005, the Company recorded amortization expense of approximately  $1.9 million for the intangible assets acquired and depreciation expense of approximately $62,000 for the increase in fair value of the tangible fixed assets acquired, which were estimated to have a remaining useful life of 10 years. Among the intangible assets acquired, existing technology and trade name were amortized using the straight line method and customer relationships were amortized using the accelerated sum-of-the-years digit method. The sum-of-the-years digit method of amortization reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up. The expenses represent amortization expense and depreciation expense for the six months ended September 30, 2005, from March 31, 2005 acquisition date of BRC, recorded in the third quarter of 2005.

The Company completed the purchase of the remaining 50% of BRC on March 31, 2005 and consolidated the March 31, 2005 balance sheet of BRC with the consolidated balance sheet of IMPCO. The Company consolidated the second and third quarter 2005 results and cash flows of BRC with the Company’s consolidated statements of operations and cash flows for the three and nine months ended September 30, 2005, respectively. The following table sets forth a pro forma consolidated statement of operations for the nine months ended September 30, 2005, under the assumption that the acquisition had occurred on January 1, 2005 instead of on March 31, 2005:

	Nine Months Ended September 30,
Pro Forma Statement of Operations:	2005	Ref

Revenue	$141,903
Costs and expenses:
Cost of revenue	102,144
Research and development expense	7,003	(a	)
Selling, general and administrative expense	27,211	(b	)
Amortization of intangible assets	2,861	(c	)
Acquired in-process technology	204	(d	)
Total costs and expenses	139,423
Operating income	2,480
Other income	2,197	(e	)
Interest expense, net	(443)
Income before income taxes and equity share
in income of unconsolidated affiliates	4,234
Equity share in income of unconsolidated affiliates	98
Income tax expense	(13,001)	(f	)
Loss before minority interests and cumulative effect of a change in accounting principle	(8,669)
Minority interest in income of consolidated subsidiaries	783
Net loss before cumulative effect of a change in accounting principle	(9,452)
Cumulative effect of a change in accounting principle	(117)
Net loss	$(9,569)

Basic net loss per share	$(0.33)

Number of shares used in per share calculation:	28,611	(g	)

_______________

Notes to the pro forma statement of operations:

(a)	Includes approximately $1.5 million for accelerated amortization of leasehold improvements in connection with the closure of the Seattle facility.

(b)	Includes approximately $2.2 million in compensation, benefits and stock option related expenses for two former officers of the Company (see note 10).

(c)	Nine months’ amortization expense for intangible assets recorded as a result of the purchase price allocation.

(d)	In-process research and development expense of $0.2 million is recognized as an expense under the purchase method of accounting for business consolidations.

(e)
Includes primarily $2.6 million unrealized foreign exchange currency gains in connection with the MTM Loan (see note 9(a)) for the nine months ended September 30, 2005 partially offset by approximately $0.7 million fair value loss of derivative instrument (See note 3).

(f)
Tax provision of $13.0 million is based on a 42% effective tax rate for IMPCO International, excluding IMPCO Mexicano, and BRC and includes an increase in the valuation allowance of $8.7 million for deferred tax assets in the third quarter of 2005 (see note 7).

(g)
Assumes that the 4,600,000 shares issued with the equity offering that was completed in February 2005 were issued on January 1, 2005; also assumes that the approximately 5,100,000 shares that were issued to the sellers of BRC on March 31, 2005 were issued on January 1, 2005.

Inventory Valuation Methods

IMPCO (excluding BRC) values its inventories, which were approximately $13.3 million at September 30, 2005, at the lower of cost or market value. Cost is determined by using the first in, first out ("FIFO") method while market value is determined by the replacement cost for raw materials and parts and net realizable value for work-in-process and finished goods inventory. Until September 2005, BRC carried its inventory at the lower of market or cost where cost is determined using the weighted average cost method. In September 2005, BRC changed its inventory valuation method from average cost to the FIFO method. At September 30, 2005, the total value of the Company’s inventory (net of reserves for obsolescence) under the FIFO method was approximately $30.9 million. The Company re-measured the value of BRC’s inventory at March 31, 2005, the date of consolidation of BRC with IMPCO, using the FIFO method. The difference between the value of BRC’s inventory using the FIFO method and its value using the average cost method at March 31, 2005 was approximately $187,000. Pursuant to APB 20, Accounting Changes and Error Corrections, this amount has been reported as the cumulative effect of a change in accounting principle of $117,000, net of taxes of approximately $70,000.

Management Transition

On January 1, 2005, Mariano Costamagna, the Managing Director of BRC, became the Chief Executive Officer and President of IMPCO, and on the same day, Robert Stemmler resigned as the Chief Executive Officer of IMPCO. On April 7, 2005, Nickolai A. Gerde resigned as IMPCO’s Vice President of Finance, Chief Financial Officer and Treasurer. On April 6, 2005, Mr. Stemmler, who had served as Chairman of the Board of Directors, resigned his chairmanship and his position as director. On May 18, 2005, Thomas M. Costales was appointed interim Chief Financial Officer and Treasurer, a position he previously held from 1995 to 2000. On September 20, 2005, Mr. Costales was appointed Chief Financial Officer and Treasurer.

9.   DEBT

The Company’s consolidated debt payable is summarized as follows:

	December 31, 2004	September 30, 2005
		(Unaudited)

(a) Term loan - MTM, S.r.l	22,000	-
(b) Revolving promissory note - LaSalle Business Credit, LLC	7,680	5,940
(c) Term loan - Unicredit Banca Medio Credito S.p.A.	-	10,241
(d) Term loan -Italian Ministry of Industry	-	929
(e) Short-term loan - Banca Credito Cooperativo di Cherasco	-	-
(g) Other loans	93	455
Capital leases	198	191
	$29,971	$17,756
Less: current portion	10,420	9,027
Non-current portion	$19,551	$8,729

(a) Term Loan - MTM S.r.l.

On December 23, 2004 the Company entered into a loan agreement (“MTM Loan”) with MTM S.r.l. (“MTM”), a wholly owned subsidiary of BRC pursuant to which the Company borrowed $22.0 million for the purpose of prepaying the Company’s loan from Bison Capital Structured Equity Partners (“Bison Loan”) in the amount of $22.0 million, which included the principal of $20.0 million, a prepayment penalty of $1.0 million and accrued interest of $1.0 million. The terms of the MTM Loan require the Company to make quarterly principal payments of $0.65 million during the first and second years, $0.8 million, during the third year, $1.0 million during the fourth year, $1.15 million during the fifth year and a $5.0 million payment of unpaid principal at the conclusion of the term on December 31, 2009. Mr. Costamagna and his brother, Pier Antonio Costamagna, who serves as Chief Engineering Officer of MTM, have personally guaranteed the repayment of the MTM Loan. The variable interest rate on the MTM Loan is based on the 3-month EURIBOR rate plus 1.5% per annum, which was approximately 3.7% and 3.7% at January 1, 2005 and October 1, 2005, respectively. The Company paid principal and interest payments of $853,500, $844,819 and $838,888 on March 31, 2005, June 30, 2005 and September 30, 2005, respectively. For purposes of balance sheet presentation, the September 30, 2005 outstanding balance of approximately $20.1 million has been eliminated upon consolidation of BRC financial statements with those of IMPCO. The MTM Loan may be accelerated in the event that any payment is not made within 15 days of the due date, if the employment of Mariano Costamagna, the Company’s Chief Executive Officer, is terminated for any reason (with certain exceptions for termination upon Mr. Costamagna’s death), if the Company materially breaches his employment agreement or upon written notice of any other default under the MTM Loan. Additionally, Mariano Costamagna and Pier Antonio Costamagna have guaranteed the MTM Loan. In return for Messrs. Costamagnas’ guarantee, the Company has pledged its equity interest in BRC as collateral in the event the guarantee is utilized. The MTM Loan contains restrictive covenants limiting the Company’s ability to: (a) incur additional indebtedness other than unsecured trade credit, capital leases and additional indebtedness pursuant to the senior Credit Facility with LaSalle (described below); (b) merge, consolidate or sell the Company’s assets; (c) purchase, retire or redeem the Company’s capital stock; and (d) make capital expenditures in excess of $2.5 million in any fiscal year. The shares of BRC are also pledged as security for the MTM Loan. The MTM Loan also contains a cross default provision linked with the Credit Facility (described below).

(b) Revolving Promissory Note—LaSalle Business Credit, LLC

On July 18, 2003, the Company entered into a revolving promissory note (“Credit Facility”) with LaSalle Business Credit, LLC (“LaSalle”) for a maximum amount of $12.0 million bearing an annual interest rate of prime plus 1%. The borrowings under the Credit Facility have been used for working capital purposes. On March 29, 2005, the Company and LaSalle mutually agreed to reduce the maximum borrowing amount under the Credit Facility to $9.0 million and extended the Credit Facility one additional year, to July 18, 2007. The Company’s availability under this Credit Facility is determined by a percentage of eligible accounts receivable and inventory balances as defined by the asset-based lending agreement. As of September 30, 2005, approximately $5.9 million was outstanding under the Credit Facility and approximately $2.3 million was unused and available. Approximately, $0.3 million was recognized as interest expense in the first nine months of 2005. At December 31, 2004 and June 30, 2005, the Company was in default under the terms of the Credit Facility since it did not meet certain financial covenants at the end of the fourth quarter of 2004 and the second quarter of 2005, respectively. The Company renegotiated its covenants at December 31, 2004 and at June 30, 2005 to include revised covenants for the third and fourth quarters of 2005, and obtained a waiver for the second quarter of 2005. The Company was in compliance with the revised covenants at September 30, 2005. Under the terms of the Credit Facility, the annual interest rate was 6.25% at December 31, 2004 and 7.75% at September 30, 2005.

(c) Term Loan - Unicredit Banca Medio Credito S.p.A.

On December 2, 2004, MTM entered into a five-year unsecured loan agreement (“Unicredit Loan”) with Unicredit Banca Medio Credito S.p.A. (“Unicredit”) of Italy in which MTM received approximately $13.6 million based on the December 31, 2004 exchange rate of $1.36 to the euro. The primary purposes of the Unicredit Loan were to improve MTM’s working capital and to consolidate various mid- to long-term debt obligations with a single lender on more attractive terms. The payment terms are such that MTM will make quarterly principal payments of approximately $0.6 million throughout the term of the Unicredit Loan, which matures on December 31, 2009, with interest based on the 3-month EURIBOR rate plus 1%, which was 3.2% at September 30, 2005. At September 30, 2005, the amount outstanding under the Unicredit Loan was approximately $10.2 million. The Unicredit Loan requires that MTM maintain a debt to equity ratio of less than 0.80 and MTM is not allowed to remit dividends based on income for the fiscal years 2004 and 2005. At September 30, 2005, MTM was in compliance with these requirements.

(d) Term Loans - Italian Ministry of Industry

In 1998 and 2002, BRC entered into unsecured loan agreements with the Italian Ministry of Industry for the purpose of funding the acquisition of property, plant and equipment and research and development expenditures. The loans are repayable through annual installments and through 2011 at an effective interest rate of 6.9%. At September 30, 2005, approximately $0.9 million was owed under these agreements.

(e) Line of Credit - Banca Credito Cooperativo di Cherasco

At September 30, 2005, BRC had an unsecured line of credit of approximately $1.3 million with no outstanding balance. In addition, BRC has a $7.4 million line of credit secured by customer account receivable drafts, of which none was outstanding at September 30, 2005. The interest rate on these short-term borrowings was approximately 3.0% per annum at September 30, 2005.

(f) Other Finance Loans

In April and June of 2005, the Company financed, through a third party lender, certain insurance policies, a total of approximately $0.9 million, which are payable within a year from the date of financing. At September 30, 2005, the balance of these outstanding loans total approximately $0.5 million bearing an annual interest rate of 6.45%.

10.   STOCKHOLDERS’ EQUITY

In February 2005, the Company completed a public offering in which it sold 4,600,000 shares of IMPCO common stock to investors and realized net proceeds of approximately $24.1 million based on a selling price of $5.75 and net of issuance costs of approximately $2.3 million. As a precondition to the remaining 50% acquisition of BRC that was completed on March 31, 2005, the Company used approximately $10.0 million of the proceeds as payment to the sellers of BRC. The remaining cash proceeds from the equity offering are being used primarily for working capital purposes.

On March 10, 2005, the Company’s stockholders approved the BRC acquisition (see note 8) and the issuance of 5,098,284 shares of common stock in accordance with the October 22, 2004 Equity Purchase Agreement between the Company and the equity holders of BRC. On March 31, 2005, the Company completed the acquisition of BRC by issuing the same number of shares of the Company stock at a weighted average stock price of $5.74, valued at approximately $29.3 million based on the price of the Company’s stock for three trading days prior to and following the agreement date of October 22, 2004.

During the nine months ended September 2005, the Company issued 419,250 shares of common stock from the exercise of stock options at an average price of $3.80, with proceeds to the Company of approximately $1.6 million.

During the first quarter of 2005, the Company determined that the anticipated responsibilities and duties of a currently and continuously employed consultant and the former chief executive officer of the Company would not be significant or sufficient enough to justify the continued recognition of the employee’s compensation costs over the remaining two-year term of the employee’s current employment and consulting agreement. The Company determined a new measurement date in connection with stock options to purchase approximately 1,100,000 shares of the Company’s common stock currently held by the former executive with the purpose of recognizing compensation expense for accounting purposes in the first quarter of 2005. The Company also determined that a new measurement date of January 5, 2005, was appropriate for stock options previously granted to a former vice president and chief operating officer of the Company’s international operations whose current duties and responsibilities as an executive advisor would not be significant or sufficient enough to justify the scheduled vesting of his remaining stock options to purchase approximately 100,000 shares of the Company’s common stock over the remaining term of his employment agreement, which expires March 6, 2006. As a result, the Company recognized compensation expense of approximately $0.4 million in the first quarter of 2005. Consequently, the total cost of approximately $2.2 million recognized during the first quarter of 2005, consisted of $0.3 million toward compensation expense, $0.1 million toward lifetime medical benefits for the former chief executive officer and spouse and $1.8 million toward compensation expense related to stock options outstanding. Expense related to the outstanding stock options held by the former chief executive officer was determined using the intrinsic value method, in accordance with APB No. 25, Accounting for Stock Issued to Employees, as amended, and the closing price of the Company’s stock as of March 11, 2005 of $6.20 per share. The Company applied the intrinsic value method to the stock options held by the former vice president and chief operating officer based on the closing price of the Company’s stock as of January 5, 2005 of $7.19.

During the nine months ended September 30, 2005, the Company recognized approximately $13,000 in compensation expense related to a new measurement date of April 7, 2005 in connection with the extension of the exercise date by which the Company’s previous chief financial officer could exercise his stock options upon his resignation on April 7, 2005.

11.   ACCRUED WARRANTY COSTS

Based in part on historical experience, the Company estimates the cost of future warranty obligations related to certain products and recognizes it in the cost of operations in the period in which it recognizes the related revenues. Changes in the Company’s product warranty liability during the three and nine months ended September 30, 2004 and 2005 are as follows:

Warranty reserve:	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005

Balance at beginning of period	$663	$1,315	$674	$1,376
New warranties issued	(28)	420	23	605
Warranties settled	(5)	(129)	(67)	(375)
Balance at end of period	$630	$1,606	$630	$1,606

12.   RELATED PARTY TRANSACTIONS

The following table sets forth amounts that are included within the captions noted on the balance sheets at December 31, 2004 and September 30, 2005 representing related party transactions within the Company.

	September 30,
	2004	2005

Current Receivables:
IBMexicano (a)	$1,993	$2,163
MTE S.r.l. (b)	-	14
Jehin Engineering Company Ltd (c)	-	20
Minda IMPCO Limited (d)	753	79
WMTM Equipamento de Gases Ltd (e)	-	1,452
MTM Hydro S.r.l.(f)	-	2
	$2,746	$3,730

Non-current Receivables:
IBMexicano (a)	$851	$-

Current Payables:
MTE S.r.l. (b)	$-	$1,236
Europlast S.r.l. (g)	-	704
TCN S.r.l. (g)	-	779
IMCOS Due S.r.l. (h)	-	723
Biemmedue S.p.a. (h)	-	20
MTM Hydro S.r.l.(f)	-	4
IMCO/BRC Egypt (i)	-	2
IBMexicano (a)	-	151
	$-	$3,619

Current Portion of Term Loan
MTM, S.r.l (j)	$2,600	$-

Term Loan
MTM, S.r.l (j)	$19,400	$-

Noncurrent Liability
IBMexicano (a)	$-	$195

(a)	IBMexicano is 50% owned by IMPCO and was established in December 2004.
(b)	MTE, S.r.l. is 50% owned by MTM, S.r.l., a 100% owned subsidiary of BRC.
(c)	Jehin Engineering Ltd. is 13.6% owned by BRC; BRC has significant influence and uses the equity method to consolidate
(d)	Minda IMPCO Limited is 50% owned by IMPCO and was established in December 2004 as a result of a recombination of previous ownership interests with joint venture partner Minda Industries of India.
(e)	WMTM Equipamento de Gases Ltd. is 50% owned by BRC S.r.l. and is consolidated using the equity method.
(f)	The Chief Executive Officer (“CEO”) of IMPCO owns 62% of MTM Hydro S.r.l. with his immediate family and serves on its board.
(g)	The CEO of IMPCO serves on the board of directors and owns 20% of Europlast and 30% of TCN with his immediate family.
(h)	The CEO of IMPCO owns 100% of Imcos Due S.r.l. and 100% of Biemmedue S.p.a. with his immediate family and serves on each of their boards.
(i)	IMPCO/BRC Egypt is 50% owned by IMPCO.
(j)	MTM, S.r.l. was 50% owned by IMPCO at December 31, 2004 and 100% owned by IMPCO at March 31, 2005.

Loans to Executive Officer

In September 2001, the Company loaned an officer $175,000. The loan carried an interest rate of 10% per annum and became due and payable on July 31, 2002. On July 29, 2005, the officer fully repaid the remaining balance due including accrued interest.

Other

BRC leases buildings in Italy from IMCOS Due S.r.l., a company owned 100% by Messrs. Costamagna and members of their immediate famililes, for the amounts of approximately $175,000 and $525,000 for the three and nine months ended September 30, 2005, respectively.

13.   EQUITY INVESTMENTS

The following table sets forth the Company’s share in the (earnings) losses or other expenses in unconsolidated affiliates for the three months and nine months ended September 30, 2004 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005

Share in BRC earnings	565	-	$1,178	$1,146
Share in earnings of BRC affiliates	-	55	-	202
Share in Minda earnings (losses)	4	30	(31)	(50)
Share in IB Mexicano earnings (losses)	-	53	-	(197)
IMPCO Egypt expenses	-	-	-	(21)
Other BRC related expenses	(134)	-	(429)	(90)
Total	$435	$138	$718	$990

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

During 2004, the Company’s primary operating entity in Mexico was IMPCO Mexicano, which continues to be fully consolidated with the financial results of the Company. During 2005, the Company’s primary operating entity in Mexico was IBMexicano, a 50% joint venture.

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

14.    RELOCATION OF NORTH AMERICAN HEADQUARTERS AND PRODUCTION FACILITY

On September 6, 2005, the Company signed an agreement to sublease a 108,000 square foot building, including 4,000 square feet of office space, located in Santa Ana, California (the “Santa Ana Facility”), for a term of 13 years beginning September 1, 2005, and plans to relocate its combined corporate headquarters and U.S. manufacturing operations from its current location in Cerritos, California ("Cerritos Facility"), to the Santa Ana Facility by December 31, 2005. The Company believes the new location has sufficient space to modernize and consolidate most of its North American production and component engineering facilities. The Company plans to install new state-of-the-art production lines, machining, and test equipment in the Santa Ana Facility. The Company also plans to relocate some of its current U.S. production lines to its BRC facility in Cherasco, Italy. As a global leader in the alternative fuels marketplace, the Company’s strategy is to use the improved efficiencies, capabilities and capacity to position it to better serve its markets and to take advantage of new products and new markets.

The annual rent for the Santa Ana Facility is $714,000, which is set to increase 3% every year pursuant to the terms of the agreement. The terms of the agreement also include rent abatement for the first three months, subject to certain conditions. In connection with this relocation, the Company expects to recognize approximately $0.8 million in expenses, including approximately $0.3 million for impairment loss of leasehold improvements and furniture and fixtures, approximately $0.2 million for the recognition of incremental rent expense for the Santa Ana Facility prior to the planned exit of the Cerritos Facility, relocation and set-up costs in the Santa Ana Facility of approximately $0.2 million and the fair value of the remaining lease obligation of the Cerritos Facility of approximately $0.1 million. The Company recorded approximately $0.1 million of relocation related costs in the three months ended September 30, 2005. The total cash outflows related to this relocation is expected to be approximately $1.3 million, which includes leasehold improvements of approximately $0.9 million in the Santa Ana Facility and prepaid expenses of $0.1 million.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q, particularly the Management’s Discussion and Analysis of Financial Condition and Results of Operations that follows, contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are not historical facts but are statements that are based on our management’s current expectations, estimates and projections about our industry, our beliefs and assumptions. We use words such as “anticipate,”  “expect,”  “intend,”  “plan,”  “believe,”  “seek,”  “estimate” and variations of these words and similar expressions in part to help identify forward-looking statements. These statements are not guarantees of future performance or promises of specific courses of action. They are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in these forward-looking statements. These risks and uncertainties include, those described in the section below entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Readers should refer to the risk factors disclosed from time to time in our other SEC filings and stockholder communications for discussions of various issues which may impact our financial condition or results of operations in the future. Readers should not place undue reliance on these forward-looking statements, which reflect our views as of the date of filing this quarterly report on Form 10-Q.

In this quarterly report, references to the “Company” and to first-person pronouns, such as “we,”  “our” and “us,” refer to IMPCO Technologies, Inc. (“IMPCO”) and its consolidated subsidiaries, unless the context otherwise requires. Our acquisition of B.R.C. Societá a Responsabilitá Limitata (“BRC”) was completed on March 31, 2005. BRC’s balance sheet was consolidated with IMPCO’s as of March 31, 2005 and the remaining financial statements of BRC were fully consolidated with IMPCO’s financial statements beginning April 1, 2005.

OVERVIEW

We design, manufacture and supply components, complete certified engine systems and fuel systems that include fuel metering, electronic control and fuel storage products that enable internal combustion engines to run on clean burning alternative fuels such as propane and natural gas instead of gasoline. Based on over 66 years of IMPCO’s and BRC’s combined technology development and expertise in producing cost-effective, safe and durable fuel technology systems for engines to the world-wide market, we believe we are positioned to provide enabling products and technologies in the rapidly expanding alternative fuel industry.

We classify our business into three business segments: U.S. Operations, IMPCO International Operations (“IMPCO International”) and BRC Operations. U.S. Operations sells products, including complete certified engines, parts and conversion systems, for applications in the transportation, material handling, stationary and portable power generator and general industrial markets. IMPCO International in Australia, Europe and Japan distributes our products predominantly from U.S. Operations as well as provides some product assembly on engines. BRC Operations designs, manufactures and sells alternative fuel systems primarily into the automotive and transportation markets throughout the world. BRC Operations sells product to IMPCO International and records a sale on its financial statements. Accordingly, on the consolidated financial statements these transactions are eliminated.

We recognize revenue for product sales when persuasive evidence of an arrangement, such as agreements, purchase orders or written requests, exists; delivery has been completed and no significant obligations remain; our price to the buyer is fixed or determinable; and collection is probable. Corporate expenses represent general and administrative expense. Intersegment eliminations are primarily the result of intercompany sales from U.S. Operations to International Operations. End markets for our products include the transportation and industrial markets, which include the material handling, stationary and portable power generator and general industrial markets.

Revenues for the three and nine months ended September 30, 2005 increased by approximately $19.0 million or 63.2% and $31.6 million or 34.6% to $49.1 million and $122.7 million, respectively, from $30.1 million and $91.1 million, respectively, for the same periods in 2004. We attribute the increase in net revenues primarily to the revenues from BRC, which was fully consolidated in our financial statements beginning with the quarter ended June 30, 2005, offset by decrease in revenues from U.S. Operations as well as due to the absence of revenues from India and Mexico that we no longer consolidate. On a pro forma basis for purposes of comparison, assuming BRC had been consolidated since January 1, 2004, our combined revenues for the three and nine months ended September 30, 2005 would have been $49.1 million and $141.9 million, respectively, representing an increase of $4.0 million or 8.9% for the quarter and an increase of $11.4 million or 8.8% for the nine months ended September 30, 2004, respectively. Net loss for the three months ended September 30, 2005 was $9.2 million, or $0.32 per diluted share, compared to net income of $0.5 million, or $0.03 per diluted share, for the same period in the prior year. Net loss for the nine months ended September 30, 2005 was $10.2 million, or $0.39 per diluted share, compared to net income of $2.0 million, or $0.10 per diluted share for nine months ended September 30, 2004. We attribute the third quarter net loss of approximately $9.2 million and the nine months net loss of approximately $10.2 million primarily to an increase in the valuation allowance for deferred tax assets of $8.7 million. Additionally, the acceleration of leasehold improvement amortization in relation to the closure of the Seattle facility contributed approximately $0.5 million and $1.5 million to our net losses for the three and nine months ended September 30, 2005, respectively. For the nine months ended September 30, 2005, we recognized approximately $2.0 million in net unrealized foreign exchange gains on the MTM Loan due to the strengthening of the U.S. dollar against the euro. We do not forecast that fluctuations in future foreign exchange rates will have a similar favorable impact on future results of our operations.

RECENT DEVELOPMENTS

Business Acquisition. We had acquired the initial 50% of BRC in July 2003 for approximately $23.8 million. On March 31, 2005, we completed the acquisition of BRC by issuing 5,098,284 shares of our common stock at a value of $5.74 per share based on the weighted average closing prices for the three days prior to and following October 22, 2004, and $10.0 million in cash to the sellers of BRC in exchange for the remaining 50% of BRC. Beginning on March 31, 2005, we consolidated BRC’s balance sheet with IMPCO’s balance sheet; however, since the transaction was not completed until the end of the first quarter, we did not consolidate BRC’s statements of operations or cash flows for that period. Beginning with the second quarter of 2005, we consolidated BRC’s results of operations with our results. The following table sets forth on an unaudited basis the pro forma results for the nine months ended September 30, 2005, as if the acquisition had occurred on January 1, 2005:

	Nine Months Ended September 30,
Pro Forma Statement of Operations:	2005	Ref

Revenue	$141,903
Costs and expenses:
Cost of revenue	102,144
Research and development expense	7,003	(a	)
Selling, general and administrative expense	27,211	(b	)
Amortization of intangible assets	2,861	(c	)
Acquired in-process technology	204	(d	)
Total costs and expenses	139,423
Operating income	2,480
Other income	2,197	(e	)
Interest expense, net	(443)
Income before income taxes and equity share
in income of unconsolidated affiliates	4,234
Equity share in income of unconsolidated affiliates	98
Income tax expense	(13,001)	(f	)
Loss before minority interests and cumulative effect of a change in accounting principle	(8,669)
Minority interest in income of consolidated subsidiaries	783
Net loss before cumulative effect of a change in accounting principle	(9,452)
Cumulative effect of a change in accounting principle	(117)
Net loss	$(9,569)

Basic net loss per share	$(0.33)

Number of shares used in per share calculation:	28,611	(g	)

Notes to the pro forma statement of operations:

(a)	Includes approximately $1.5 million in accelerated amortization of leasehold improvements in connection with the closure of the Seattle facility.
(b)	Includes approximately $2.2 million in compensation, benefits and stock option related expenses for two former officers of the Company (see note 10 to the condensed consolidated financial statements).
(c)	Nine months’ amortization expense for intangibles recorded as a result of purchase price allocation..
(d)	In-process research and development expense of $0.2 million is related to the purchase price allocation under the purchase method of accounting for business consolidations.
(e)
Includes primarily $2.6 million unrealized foreign exchange currency gains in connection with the MTM Loan (see note 9(a) to the condensed consolidated financial statements) for the nine months ended September 30, 2005 partially offset by approximately $0.7 million fair value loss of derivative instrument (see note 3 to the condensed consolidated financial statements).

(f)
Tax provision of $13.0 million is based on a 42% effective tax rate for IMPCO International, excluding IMPCO Mexicano, and BRC and includes an increase in the valuation allowance of $8.7 million for deferred tax assets in the third quarter of 2005 (see note 7 to the condensed consolidated financial statements).

(g)
Assumes that the 4,600,000 shares issued with the equity offering that was completed in February 2005 were issued on January 1, 2005; also assumes that the 5,100,000 shares that were issued to the sellers of BRC on March 31, 2005 were issued on January 1, 2005.

On December 23, 2004, we entered into the $22.0 million MTM Loan with MTM, a wholly owned subsidiary of BRC. The loan proceeds were used to retire all debts and related obligations we had incurred pursuant to the Bison Loan dated July 18, 2003 with Bison Capital Structured Equity Partners, LLC (the “Bison Loan”). The MTM Loan carries an interest rate equal to 3-month EURIBOR plus 1.5% per annum, which totaled approximately 3.7% as of January 1, 2005 and 3.7% at October 1, 2005, respectively. The MTM Loan matures on December 31, 2009 and will be repaid in quarterly installments beginning April 1, 2005, each payment in the amount of not less than $0.65 million in the first two years, $0.8 million in the third year, $1.0 million in the fourth year and $1.15 million in the final year, with a $5.0 million “balloon payment” of the remaining unpaid principal and interest due on December 31, 2009. This loan may be accelerated in the event that any payment is not made within 15 days of the date when due, if the employment of our Chief Executive Officer, Mariano Costamagna, is terminated for any reason (with certain exceptions for termination upon Mr. Costamagna’s death), if we materially breach his employment agreement, or upon written notice of any other uncured event of default under the agreement. Using proceeds from the MTM Loan, we repaid the Bison Loan on December 30, 2004 in the amount of $20.0 million plus a prepayment penalty of $1.0 million and accrued interest of $1.0 million for a total of $22.0 million. The MTM Loan contains restrictive covenants limiting our ability to: (a) incur additional indebtedness other than unsecured trade credit, capital leases and additional indebtedness pursuant to our Credit Facility with LaSalle; (b) merge, consolidate or sell our assets; (c) purchase, retire or redeem our capital stock; and (d) make capital expenditures in excess of $2.5 million in any fiscal year.

Public Offering

 In February 2005, we completed a public offering in which we sold 4,600,000 shares of our common stock to investors and realized net proceeds of approximately $24.1 million based on a selling price of $5.75 per share and net of issuance costs of approximately $2.3 million. As a precondition to the remaining 50% acquisition of BRC that was completed on March 31, 2005, we used approximately $10.0 million of the proceeds as payment to the sellers of BRC. The remaining cash proceeds from the equity offering will be used primarily for working capital purposes.

Management Transition

On January 1, 2005, Mariano Costamagna, the Managing Director of BRC, became the Chief Executive Officer and President of IMPCO, and on the same day, Robert Stemmler resigned as the Chief Executive Officer of IMPCO. On April 6, 2005, Mr. Stemmler also resigned from the board of directors, effective May 3, 2005.

On April 7, 2005, Nickolai A. Gerde resigned as IMPCO’s Vice President of Finance, Chief Financial Officer and Treasurer. On May 18, 2005, Thomas M. Costales was appointed interim Chief Financial Officer and Treasurer, a position he previously had held from 1995 to 2000. On September 20, 2005, Mr. Costales was appointed Chief Financial Officer and Treasurer.

Seattle Facility Closure

On March 18, 2005, we announced our intention to close the Seattle facility and relocate key technical personnel to other IMPCO facilities. On July 7, 2005, we received approval from the landlord of the Seattle facility to proceed with an agreement to sublease the facility for the remainder of the lease term through September 2011. We did not assume any additional liability under the sublease agreement that we had not already assumed under the master lease agreement with the landlord. We exited the facility on August 1, 2005 and are obligated to make restorations to the facility by October 31, 2005. We recognized approximately $1.5 million in accelerated amortization for leasehold improvements, furniture and fixtures. During 2005, we expect to record approximately $2.2 million in expenses, of which approximately $0.8 million will represent cash outflows.

Relocation of North American Headquarters and Production Facility

On September 6, 2005, we signed an agreement to sublease a 108,000 square foot building, including 4,000 square feet of office space, located in Santa Ana, California (the “Santa Ana Facility”), for a term of 13 years beginning September 1, 2005. We plan to relocate our combined corporate headquarters and U.S. manufacturing operations from its current location in Cerritos, California (Cerritos Facility), to the Santa Ana Facility during the first quarter of 2006. We also plan to relocate some of our current U.S. production lines to our BRC facility in Cherasco, Italy. We believe the new location has sufficient space to modernize and consolidate most of our North American production and component engineering facilities. We plan to install new state-of-the-art production lines, machining, and test equipment in the Santa Ana Facility. As a global leader in the alternative fuels marketplace, our strategy is to use the improved efficiencies, capabilities and capacity to position us to better serve our markets and to take advantage of new products and new markets.

The annual rent for the Santa Ana Facility is $714,000, which is set to increase 3% every year pursuant to the terms of the agreement. The terms of the agreement also include rent abatement for the first three months, subject to certain conditions. In connection with this relocation, we expect to recognize approximately $0.8 million in expenses, including approximately $0.3 million for impairment loss of leasehold improvements and furniture and fixtures, approximately $0.2 million for the recognition of incremental rent expense for the Santa Ana Facility prior to the planned exit of the Cerritos Facility, relocation and set-up costs in the Santa Ana Facility of approximately $0.2 million and the fair value of the remaining lease obligation of the Cerritos Facility of approximately $0.1 million. We recorded approximately $0.1 million of relocation related costs in the three months ended September 30, 2005. The total cash outflows related to this relocation is expected to be approximately $1.3 million which includes leasehold improvements of approximately $0.9 million in the Santa Ana Facility and prepaid expenses of $0.1 million.

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

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

We recognize revenue for product sales when persuasive evidence of an arrangement, such as agreements, purchase order or written requests, exists; delivery has been completed and no significant obligations remain; our price to the buyer is fixed or determinable; and collection is probable. The costs of shipping and handling, when incurred, are recognized in the cost of goods sold.

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

We amortize intangible assets acquired if they are determined to have definite useful lives. Certain intangible assets, such as acquired technology and trade names, are amortized on a straight-line basis over their estimated reasonable useful lives. Certain other intangible assets, such as, customer relationships are amortized using an accelerated method since the value of customer relationships is expected to decline at a faster rate.

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

We recognize changes in the fair value of a foreign currency hedging agreements as a component of other income and expense on the condensed consolidated statement of operations, unless the hedging agreement qualifies under hedge accounting. If hedge accounting applies, changes in the fair value of the hedging agreement would be deferred as a component of stockholders’ equity. We also record foreign currency transaction gains and losses as other income and expense on the condensed consolidated statement of operations.

RESULTS OF OPERATIONS

Revenue and operating income for consolidated IMPCO (unaudited) for the three and nine months ended September 30, 2004 and 2005:

	Revenues		Revenues
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005

U.S. Operations	$23,807	$20,324	$72,073	$62,555
IMPCO International	9,367	7,411	29,074	22,470
BRC Operations (1)	-	23,026	-	44,540
Intersegment Elimination	(3,110)	(1,688)	(10,001)	(6,882)
Total	$30,064	$49,073	$91,146	$122,683

	Operating Income		Operating Income
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005

U.S. Operations	$3,035	$1,449	$10,050	$5,280
IMPCO International	952	(346)	3,241	687
BRC Operations (2) (3) (4)	-	646	-	3,724
Corporate Expenses (5) (6)	(1,913)	(1,852)	(5,304)	(8,989)
Intersegment Elimination	316	558	(187)	178
Total	$2,390	$454	$7,800	$880

____________
(1)	Includes BRC revenues for the six months ended September 30, 2005.
(2)	Includes BRC operating income for the six months ended September 30, 2005.
(3)	Includes $129,000 in-process R&D expense for the three months ended September 30, 2005 related to the acquisition of BRC.
(4)
Includes, for the three months ended September 30, 2005, approximately $1.9 million in amortization expense for intangible assets acquired from BRC including a "catch up" adjustment of $0.95 million for the three months ended June 30, 2005.

(5)	Represents corporate expenses not allocated to any of the operating segments including $75,000 in-process R&D expense recorded in the three months ended March 31, 2005, related to the BRC acquisition.
(6)
Includes, for the nine months ended September 30, 2005, approximately $2.2 million in expense related to compensation, lifetime medical benefits and previously granted stock options to two former executive officers of the Company (see note 10 to the condensed consolidated financial statements); professional fees of approximately $1.6 million; and equipment lease costs of $0.3 million.

Revenues increased approximately $19.0 million, or 63.2%, to $49.1 million in the third quarter of 2005 from $30.1 million in the third quarter of 2004. The increase in revenues for the third quarter of 2005 was the result of $23.0 million of BRC revenues recorded in the third quarter of 2005 offset by a decline of $4.0 million in revenues from our U.S. Operations and IMPCO International including $1.0 million and $1.7 million reduction in revenues from our  India operations and Mexico operations, respectively. The reduction of revenues in our Mexico and India operations is attributed to the establishment of joint ventures in Mexico and India in the fourth quarter of 2004 which are not consolidated with our operating results. We include our 50% ownership in these entities by applying the equity method of accounting which recognizes only our share in their respective earnings. By market segment, the increase in revenues for the third quarter of 2005 of approximately $19.0 million over the corresponding period in 2004 was the result of increase in revenues of $20.0 million in our transportation market segment, offset by a decline of $1.0 million in our industrial market segment. The increase in our transportation market segment was due primarily to the inclusion of BRC revenues as part of our transportation market segment beginning with the second quarter of 2005.

For the nine months ended September 30, 2005, revenues increased by $31.6 million, or 34.6%, to $122.7 million from $91.1 million during the same period in 2004. The increase in revenues for the nine months ended September 30, 2005 was primarily due to a $44.5 million increase in revenues from BRC. This increase was offset by a decline of $6.4 million, $6.3 million and $2.1 million in revenues from our U.S. Operations, Mexico operations and India operations, respectively, net of an increase of $1.0 million from our Netherlands operation. By market segment, the increase in revenues for the first nine months of 2005 of approximately $31.6 million over the corresponding period in 2004 was due to an increase in revenues in our transportation market segment by $36.9 million offset by a $5.3 million decline in our industrial market segment. The increase in our transportation segment was due primarily to the inclusion of BRC revenues of approximately $44.5 million as part of our transportation segment beginning with the second quarter of 2005, partially offset by the reduction of approximately $1.9 million and $2.0 million in our Mexico and India operations due to the change to the equity method of accounting for the results of these operations. The reduction of approximately $5.3 million in our industrial market segment during the nine months ended September 30, 2005, as compared to the same period in 2004 was primarily due to a leveling-off of shipments of our certified engine packages and fuel systems in our U.S. Operations. During the nine months ended September 30, 2004, we responded to the January 1, 2004 effective date for new and more stringent EPA regulations with higher shipments of the certified engine systems than for the same period in 2005.

Operating income decreased to $0.5 million in the third quarter of 2005 by approximately $1.9 million, or 81.0%, from $2.4 million in the third quarter of 2004. The decrease in operating income was due to an increase of gross profit of $6.2 million due to $19.0 million in higher revenues offset by $8.1 million in higher operating expenses. The increases in both gross profit and operating expenses are attributed primarily to the inclusion of BRC financial results for the third quarter of 2005, which included approximately $6.9 million in gross profit, approximately $6.3 million in operating expenses, including approximately $1.9 million in six months' amortization expense for intangible assets, contributing approximately $0.6 million in operating income. Operating income from U.S. Operations and IMPCO International including eliminations declined approximately $2.6 million due to reduced revenues of approximately $4.0 million and increased operating expenses of approximately $1.8 million. Operating expense for the U.S. Operations and IMPCO International during the third quarter of 2005 increased due to an increase in allowance for doubtful receivables from our unconsolidated joint venture affiliates of $1.5 million, accelerated amortization of $0.5 million related to the closure of the Seattle facility and expenses related to the relocation of corporate headquarters of $0.1 million.

Operating income decreased during the nine months ended September 30, 2005 by approximately $6.9 million, or 88.7%, to $0.9 million from $7.8 million in the nine months ended September 30, 2004. The decline in operating income was due to a $9.9 million increase in gross profit due to the addition of $31.6 million in revenues offset by $16.8 million in higher operating expenses. The increases in both gross profit and operating expenses are attributed primarily to the inclusion of BRC financial results beginning in April 2005, which included approximately $13.1 million in gross profit, approximately $9.4 million in operating expenses, including approximately $1.9 million in six months' amortization expense for intangible assets, contributing approximately $3.7 million in operating income. Gross profit for U.S. Operations and IMPCO International including eliminations declined approximately $3.3 million due to reduced revenues of approximately $13.0 million. Operating expenses for U.S. Operations and IMPCO International increased approximately $7.5 million due to accelerated amortization of $1.5 million related to the closure of the Seattle facility, increased allowance for doubtful receivables from our joint venture affiliates of $1.5 million, higher outside professional fees of $1.6 million, higher equipment leasing costs of $0.3 million, approximately $2.2 million in higher compensation and benefits costs related primarily to a new measurement date for stock options granted to two of our former officers, $0.1 million in expenses related to relocation and other expenses of $0.3 million.

U.S. Operations For the three months ended September 30, 2005, revenues decreased by approximately $3.5 million, or 14.6%, to $20.3 million, from $23.8 million during the same period in the prior year. The decrease in revenues during the third quarter of 2005 was primarily due to a $0.8 million decrease in revenues from our industrial market segment and a $2.5 million decrease in revenues from our transportation market segment. During the third quarter of 2004, revenues from our industrial market segment were increasing significantly due to shipments of our certified engine systems to customers required to comply with the EPA regulations effective January 1, 2004 that imposed more stringent emissions requirements on certain “off-road” vehicles. During the third quarter of 2005, shipments of our certified engine systems into distribution were lower than during the same period in the prior year because the initial demand for certified engines was met during 2004. The decline in our transportation market segment revenues is primarily due to the completion of a vehicle conversion program.

For the nine months ended September 30, 2005, revenues from U.S. Operations decreased by approximately $9.5 million, or 13.2%, to $62.3 million, from $72.1 million during the same period in the prior year, primarily due to a $5.1 million decrease in revenues from our industrial market and a $4.4 million decrease in revenues from our transportation market.

For the three months ended September 30, 2005, U.S. Operations recorded an operating income of $1.4 million compared to $3.0 million in operating income during the same period in the prior year. Operating income was lower in the three months ended September 30, 2005 due to $1.0 million in lower gross profit due to $3.5 million in lower revenues and $0.6 million in higher operating expenses primarily due to the $0.5 million in accelerated amortization of leasehold improvements at the closed Seattle facility and $0.1 million in relocation costs.

For the nine months ended September 30, 2005, U.S. Operations recorded operating income of $5.3 million compared to $10.1 million in operating income during the same period in the prior year. Operating income during the nine months ended September 30, 2005 was lower compared to the same period in the prior year due to a $2.8 million decrease in gross profit from $9.5 million lower revenues, and approximately $2.0 million in higher operating expenses primarily due to $1.5 million in accelerated amortization of leasehold improvements at the closed Seattle facility, additional product development costs of $0.3 million and other costs of $0.2 million.

IMPCO International  For the three months ended September 30, 2005, revenues decreased by approximately $2.0 million, or 20.9%, to $7.4 million from $9.4 million during the same period in the prior year. The decrease in revenues during the third quarter of 2005 was primarily due to the reduction in our ownership in Mexico and India to 50%, as we changed to the equity method to recognize the results of operations in these countries. For the nine months ended September 30, 2005, revenues decreased by approximately $6.6 million, or 22.7%, to $22.5 million from $29.1 million during the same period in the prior year. The decrease in revenues during the nine months ended September 30, 2005 was primarily due to the changes made in our ownership structure in Mexico and India.

For the three months ended September 30, 2005, operating income decreased by approximately $1.3 million, or 136.4%, as compared to the same period in 2004. In addition to the decrease in revenues, a $0.9 million increase in the allowance for doubtful accounts in our Mexico operations contributed to the decrease in operating income. For the nine months ended September 30, 2005, operating income decreased by approximately $2.6 million, or 78.8% as compared to the same period in 2004. In addition to the decrease in revenues, a $0.9 million increase in the allowance for doubtful accounts, and a $0.4 million in additional inventory reserves for obsolete returned equipment, both in our Mexico operations contributed to the decrease in operating income.

BRC Operations BRC Operations became an operating segment of our business in the second quarter of 2005. BRC’s revenues and operating income for the six months ended September 30, 2005 were approximately $44.5 million and $3.7 million, respectively, including approximately $1.9 million in amortization expense related to intangible assets acquired.

We completed the purchase price allocation of the BRC acquisition in the third quarter of 2005 and allocated $26.9 million to intangible assets with estimated useful lives ranging from seven to 11 years. The amortization expense for these intangible assets beginning with the third quarter ended September 30, 2005, will be approximately $3.8 million per year and will decrease to approximately $3.4 million per year during the next seven years, and to approximately $0.5 million to $0.3 million over the remaining four years. During the quarter ended September 30, 2005, we recorded approximately $1.9 million in amortization of these intangible assets, including approximately $0.95 million for the three months beginning April 1, 2005, subsequent to our acquisition of the remaining 50% of BRC on March 31, 2005.

Corporate Expenses Corporate expenses consist of general and administrative expenses that support our operating segments in areas such as executive management, finance, human resources, management information systems, professional legal and accounting services, and investor relations. Corporate expenses for the three months ended September 30, 2005 stayed relatively flat at approximately $1.9 million, as in the same period in the prior year. Corporate expenses for the nine months ended September 30, 2005 increased $3.7 million or 69.5% to $9.0 million from $5.3 million during the same period in the prior year due to approximately $2.2 million in higher compensation and benefits expenses related to two of our former officers, and $1.6 million in increased outside professional fees related to our filings with the SEC.

Interest Expense  Net interest expense for the three months ended September 30, 2005 was approximately $0.1 million compared to approximately $1.5 million for the corresponding period of 2004, or a decrease of $1.4 million, or 91.6%. This decrease is attributed to the prepayment of the $20.0 million Bison Loan in December 2004. During the third quarter of 2004, we were subject to a default rate of interest of 17.25% on a loan balance of $20.0 million. In addition, in the third quarter of 2004, we also recognized non-cash interest expense of approximately $0.3 million due to the amortization of approximately $7.5 million in debt issuance costs from the Bison Loan. In December 2004, BRC concluded a loan agreement in the amount of approximately $13.6 million, in which BRC is required to pay $0.6 million in principal payments along with interest based on the 3-month EURIBOR rate plus 1% per annum, which was approximately 3.2% at July 1, 2005. Accordingly, approximately $0.1 million was paid and recognized in the statement of operations for the three months ended September 30, 2005. Net interest expense for the nine months ended September 30, 2005 was approximately $0.5 million as compared to $4.2 million for the comparable period of 2004. During the first quarter of 2005 and prior to the completion of the acquisition of BRC at March 31, 2005, we recognized $0.2 million in interest expense in our consolidated financial statements in connection with the MTM Loan, a wholly owned subsidiary of BRC from which we had borrowed $22.0 million in December 2004 to prepay the Bison Loan (see note 9(a) to the condensed consolidated financial statements). The MTM Loan bears interest based on the 3-month EURIBOR rate plus 1.50% per annum, which was approximately 3.7% during the third quarter of 2005. Following our acquisition of BRC, the interest expense on MTM Loan has being eliminated upon consolidation.

Interest expense during the nine months ended September 30, 2004 included the effect of a default rate of interest under the Bison Loan that averaged 14.25%, 15.75% and 17.25% during the first, second and third quarters of 2004, respectively, or approximately $4.2 million in total for the nine month period. In the nine months ended September 30, 2004, approximately $0.9 million in non-cash interest expense was recognized in connection with the amortization of approximately $7.5 million in debt issuance costs attributed to the Bison Loan.

Other Income and Expense  In connection with the MTM Loan and the hedging agreement by BRC during the first quarter of 2005 for the purpose of hedging the quarterly payments due under the MTM Loan, we recognized as other income and expense unrealized foreign exchange gains and losses with respect to “marking to market” of the MTM Loan balance, and gains and losses with respect to the fair value determination of the hedging agreement. In the three months ended September 30, 2005, we recognized approximately $23,000 in unrealized gains on foreign exchange in connection with the MTM Loan between the U.S. dollar and the euro offset by a recognized loss on the hedging agreement of approximately $0.7 million. For the nine months ended September 30, 2005, the unrealized foreign exchange gains amounted to $2.0 million partially offset by $0.7 million in realized foreign exchange losses from the fair value adjustment of the hedging agreement.

We routinely conduct transactions in currencies other than our reporting currency, the U.S. dollar. We cannot estimate or forecast the direction or the magnitude of any foreign exchange movements with any currency that we transact in; therefore, we do not measure or predict the future impact of foreign currency exchange rate movements on our consolidated financial statements.

Income in Unconsolidated Affiliates For the three and nine months ended September 30, 2005, we recognized income of approximately $0.1 million and $1.0 million, respectively, as our share in the income of unconsolidated affiliates. For the three and nine months ended September 30, 2004, we recognized an income of approximately $0.4 million and $0.7 million, respectively, as our share in the income of unconsolidated affiliates. During the three months ended March 31, 2005, and prior to the acquisition of the remaining 50% of BRC, we recognized in our consolidated financial statements approximately $1.1 million as our share of the earnings of BRC as compared to $0.2 million for the nine month period ended September 30, 2004. BRC recorded an 86% increase in revenues, after translation into U.S. dollars, during the first quarter of 2005 over the corresponding quarter of 2004. BRC recognized an unrealized gain on foreign exchange during the first quarter of 2005 of approximately $1.2 million, of which we recognized approximately $0.6 million during the first quarter of 2005.

Provision For Income Taxes During the third quarter ended September 30, 2005, we recognized approximately $1.0 million in income tax expense from our foreign operations, excluding Mexico operations, representing a 48% effective tax rate. For the U.S. Operations, we recorded an increase in the valuation allowance for deferred taxes of approximately $8.7 million to fully reserve the carrying value of net deferred tax assets because we determined that the likelihood of recoverability of the net deferred tax asset was less than the "more likely than not" threshold as defined by SFAS No. 109, Accounting for Income Taxes.

LIQUIDITY AND CAPITAL RESOURCES.

Our ongoing operations are funded by cash generated from operations, debt financings and sales of our equity securities. In addition, these sources of cash provide for capital expenditures and research and development, as well as to invest in and operate our existing operations and prospective new lines of business.

At September 30, 2005, our cash and cash equivalents totaled approximately $22.3 million, compared to cash and cash equivalents of approximately $8.4 million at December 31, 2004.

We currently are party to two significant credit agreements:

•
The first significant credit agreement is an asset-based credit facility (“Credit Facility”) with LaSalle Business Credit LLC (“LaSalle”) dated July 22, 2003, amended as of March 29, 2005 and August 2, 2005. This revolving Credit Facility carries an interest rate per annum equal to prime plus 1.0%, which amounted to 6.25% per annum at December 31, 2004 and 7.75% at September 30, 2005, and has a borrowing limit equal to 85% of our eligible accounts receivable plus the lesser of $4.5 million or 60% of our eligible inventory as measured from time to time, subject to reasonable reserves established by LaSalle in its discretion. As of September 30, 2005 this facility carries a maximum borrowing limit of $9.0 million. This lender has a senior security interest in substantially all of our assets located in the United States. At September 30, 2005 our outstanding balance under this loan agreement was $5.9 million, as compared to $7.7 million at December 31, 2004, and our maximum available borrowing amount based on eligible accounts receivable and eligible inventory as of September 30, 2005 was $8.2 million, which left actual available borrowing capacity of approximately $2.3 million as of that date. In accordance with the Third Amendment to the Loan and Security Agreement (“Third Amendment”), dated March 29, 2005, the Credit Facility was extended by one year and matures on July 18, 2007. Additionally, we agreed with LaSalle to amend the Credit Facility covenants in effect under the original agreement, and to replace or revise certain covenants related to: (1) our achievement of certain minimum levels of consolidated and domestic earnings before interest and taxes adjusted for depreciation and amortization (“EBITDA”) on a quarterly basis; (2) the quarterly consolidated and domestic fixed charge coverage ratio covenant; (3) the quarterly consolidated and domestic leverage ratio covenant; and (4) the domestic and consolidated tangible net worth at December 31, 2004. In addition, we agreed to incorporate a new covenant that we maintain a minimum defined quarterly level of pre-tax income (income before taxes) from both the domestic and consolidated operations. Although we were not in compliance with the EBITDA, fixed change ratio and leverage ratios at December 31, 2004, the Third Amendment waived these covenants. At June 30, 2005, we were not in compliance with the domestic pre-tax income covenant as established within the Third Amendment. We obtained the necessary waivers from LaSalle and on August 2, 2005, we renegotiated the domestic pre-tax covenant for the third and fourth quarters of 2005 as part of the Fourth Amendment to the Loan and Security Agreement (“Fourth Amendment”). At September 30, 2005, we were in compliance with the all of the covenants as established within Fourth Amendment.

•
The second significant credit agreement is the MTM Loan pursuant to which we borrowed approximately $22.0 million from MTM on December 23, 2004. The proceeds of the MTM Loan were used to retire approximately $22.0 million of our indebtedness under the Bison Loan, an amount that included a prepayment premium and accrued but unpaid interest, which carried an annual interest rate of 18.75% as of December 31, 2004. The MTM Loan, which was guaranteed by Mr. Costamagna and his brother, Pier Antonio Costamagna, carries a rate equal to 1.5% above 3-month EURIBOR per annum, which was at 3.7% during the second quarter of 2005, provided that the rate will increase to 3.5% above 3-month EURIBOR after and during the continuance of a default under the MTM Loan agreement and to 6.5% above 3-month EURIBOR on any unpaid portion of the loan outstanding 30 days after the maturity date of December 31, 2009. Beginning on April 1, 2005, the loan will be repaid in quarterly installments, each in the amount of not less than $0.65 million in the first two years, $0.8 million in the third year, $1.0 million in the fourth year and $1.15 million in the final year, with any remaining unpaid principal and interest to be repaid upon maturity. The MTM Loan provides for automatic acceleration of the MTM Loan in case of a default due to nonpayment for more than 15 days after the date due or due to the termination of Mariano Costamagna as our Chief Executive Officer or a material breach of his employment agreement. The MTM Loan also provides for acceleration of the MTM Loan upon notice from MTM in case of any other default under the MTM Loan. The MTM Loan contains restrictive covenants limiting our ability to: terminate Mariano Costamagna as our Chief Executive Officer, with certain exceptions for termination upon Mr. Costamagna’s death, incur additional debt obligations (other than unsecured trade credit, capital leases and additional debt obligations pursuant to the Credit Facility with LaSalle); merge, consolidate or sell our assets; purchase, retire or redeem our capital stock; and make capital expenditures in excess of $2.5 million in any fiscal year. At September 30, 2005, the amount owed under MTM Loan was approximately $20.1 million and we were compliant with the covenants therein and other related terms and conditions.

As a result of the consolidation of BRC’s balance sheet into IMPCO’s balance sheet, the following loans, which were not presented in our balance sheet at December 31, 2004, are included in our balance sheet at September 30, 2005, and the MTM Loan has been eliminated for purposes of the balance sheet consolidation:

•
On December 2, 2004, MTM entered into a five-year unsecured term loan agreement with Unicredit Banca Medio Credito S.p.A. (“Unicredit”) of Italy by which MTM received $13.6 million (at December 31, 2004 exchange rate). The primary purposes of the Unicredit Loan were to improve MTM’s working capital and to consolidate various mid- to long-term debt obligations with a single lender on more attractive terms. The payment terms are such that MTM will pay approximately $0.6 million toward the principal on a quarterly basis throughout the term of the loan and applicable interest based on the 3-month EURIBOR rate plus 1% per annum, which was 3.2% at December 31, 2004 and at September 30, 2005. At September 30, 2005, the amount of loan outstanding was approximately $10.2 million. The loan agreement requires that MTM maintain a debt to equity ratio of less than 0.80 and MTM is required to not remit dividends based on income for the fiscal years 2004 and 2005. At September 30, 2005, the MTM debt to equity ratio was 0.54.

•
In 1998 and 2002, BRC entered into unsecured term loan agreements with the Italian Ministry of Industry for the purpose of funding the acquisition of property, plant and equipment and research and development expenditures. The loans are repayable through annual installments and through 2011 at an effective rate of 6.9%. At September 30, 2005, approximately $0.9 million was owed under these agreements.

•
At September 30, 2005, BRC had an unsecured line of credit amounting to approximately $1.3 million with no outstanding balance. Additionally, BRC has up to a $7.4 million line of credit secured by customer account receivable drafts, which has a current availability of $6.2 million. The weighted average interest rate on these short-term borrowings was approximately 3.0% at September 30, 2005. Both lines of credit are callable on demand.

In February 2005, we concluded a public offering in which we sold 4.6 million shares of our common stock to investors and realized net proceeds of $24.1 million net of issuance costs of approximately $2.3 million. We paid to the sellers of BRC approximately $10.0 million on March 31, 2005 in addition to the issuance of 5,098,284 shares of our common stock valued for accounting purposes at $5.74 per share.

Our ratio of current assets to current liabilities was 1.7:1.0 at September 30, 2005 and 1.5:1.0 at December 31, 2004. At September 30, 2005, our total working capital had increased by $25.9 million to $41.0 million from $15.1 million at December 31, 2004. This increase is due primarily to the consolidation of BRC, which at September 30, 2005, represented approximately $13.9 million in working capital, higher cash balances of approximately $8.8 million resulting from the February 2005 public offering, an increase in inventory in U.S. Operations and IMPCO International of approximately $3.9 million, the elimination upon consolidation of $2.6 million for the current portion of the MTM Loan and a reduction of $1.7 million in revolving line of credit balances.

Net cash provided by operating activities for the nine months ended September 30, 2005, including the effect of BRC for the six months ended September 30, 2005, was $6.6 million compared to $6.5 million in net cash used by operations for the nine months ended September 30, 2004. Cash flows provided by operating activities for the nine months ended September 30, 2005, resulted primarily from a $8.7 million increase in valuation allowance to fully reserve deferred tax assets, a $6.1 million in depreciation and amortization expense including $1.9 million in amortization expense for intangible assets, a $3.0 million increase in other long-term assets and a $1.8 million in expense related to stock options held by former executive officers. These were partially effect by a $10.2 million in net loss, $1.0 million in unrealized gain from the net effect of movements between the U.S. dollar and the euro on the MTM Loan balance and the fair value adjustment for the foreign currency derivative instrument and a $1.0 million in our share in income of unconsolidated affiliates. Changes in working capital that positively affected operating cash flows were a $3.5 million increase in accrued expenses, and a  $1.5 million decrease in accounts receivable offset by a $6.5 million decrease in accounts payable.

For the comparable nine months ended September 30, 2004, cash used by operating activities was $6.5 million consisting of net income of $2.0 million, adjusted for non-cash charges for depreciation and amortization expense of $3.0 million and interest accrued on the Bison Loan of $0.9 million offset partially by $1.2 million for our share in the income of unconsolidated affiliates and $0.2 million for minority interests in our consolidated subsidiaries. Working capital changes that negatively affected cash were increases in accounts payable of $1.2 million, a decrease in inventories of $1.1 million, a decrease in deferred income tax of $0.6 million, and an increase in accrued expenses of $0.3 million, offset entirely by negative cash flows of $13.3 million and $0.7 million due to increase in accounts receivable and other assets, respectively. During the first nine months of 2004, the initial launch of our certified engine systems product line was the primary reason for the significant cash outflows on an operating basis.

Net cash used in investing activities for the nine months ended September 30, 2005, was $12.3 million, an increase of $11.0 million compared to the nine months ended September 30, 2004. This increase is due primarily to payments made to BRC stockholders totaling $10.0 million as part of the acquisition of the remaining 50% of BRC completed on March 31, 2005. Investing activities for the nine months ended September 30, 2005 includes approximately $1.6 million of cash on BRC’s balance sheet as acquired cash on March 31, 2005.

Net cash provided by financing activities for the nine months ended September 30, 2005, including the effect of BRC for the six months ended September 30, 2005, was $20.4 million or an increase of $14.9 million from $5.5 million provided by financing activities in the nine months ended September 30, 2004. This increase was due primarily to the $24.1 million net proceeds from the equity offerings in February 2005 in which 4.6 million shares were sold to investors at a price of $5.75 before underwriter fees and expenses of approximately $2.3 million.

We believe that our existing capital resources together with cash from continuing operations should be sufficient to fund operations for the next 12 months. We have been successful in acquiring necessary waivers to our loan covenants and in revising our covenants to the LaSalle Credit Facility; however, we offer no assurances that LaSalle or any other lender will agree to amend the financial covenants or grant further or continuing waivers in the future. If we are not in compliance with our amended covenants and are unable to obtain the necessary waivers or amendments, our lenders may accelerate our debt, foreclose on certain of our assets or take other legal action against us that, alone or in the aggregate, may have a material adverse effect on our results of operations and financial condition.

For periods beyond 12 months, we may seek additional financing to fund future operations through future offerings of equity or debt securities or agreements with corporate partners and collaborators with respect to the development of our technologies and products, or to expand our business strategy to contemplate new technologies or products. However, we offer no assurances that we will be able to obtain additional funds on acceptable terms, if at all.

Our cash requirements may vary materially from those now planned because of fluctuations in our sales volumes or margins or because of other factors identified in the section below entitled “Risk Factors.”

Contractual Obligations

The following table contains supplemental information regarding total contractual obligations as of September 30, 2005. The capital lease obligations are undiscounted and represent total minimum lease payments.

		Payments Due by Period
		Less than			More Than
Contractual Obligations	Total	One Year	2-3 Years	4-5 Years	5 Years

Revolving lines of credit	5,940	5,940	-	-	-
Term loans payable	11,625	3,087	5,125	3,317	96
Capital lease obligations	191	11	180	-	-
Operating lease obligations*	30,770	4,111	7,961	6,277	12,421
Other and miscellaneous	3,896	1,218	1,778	900	-
Totals	52,422	14,367	15,044	10,494	12,517

* On September 1, 2005, we entered into a lease agreement for a term of 13 years for our new North American headquarters and production facility, which increased our operating lease obligations by approximately $10.9 million, or approximately $0.8 million per year.

RISK FACTORS

We currently have substantial debt that we may be unable to service.

We are highly leveraged and have significant debt service obligations. As of September 30, 2005, we had aggregate outstanding indebtedness of $44.3 million (including trade payables of approximately $22.9 million), as compared to total stockholders’ equity of $89.7 million. Our Credit Facility with LaSalle has a maximum borrowing limit of $9.0 million, which was limited based on our eligible accounts receivable and our eligible inventory as of September 30, 2005, to approximately $8.2 million. Of that amount, $5.9 million was outstanding as of September 30, 2005, leaving approximately $2.3 million unused and available.

The MTM Loan has been eliminated from the balance sheet due to consolidation of BRC, this loan may be accelerated in the event that payment is not made within 15 days of the date when due, the termination of Mariano Costamagna’s employment for any reason whatsoever, with limited exceptions for termination occasioned by his death, or we materially breach Mariano Costamagna’s employment agreement. The MTM Loan also provides for acceleration of the loan upon notice from MTM in case of any other default under the MTM Loan . Also, Mariano Costamagna and Pier Antonio Costamagna have guaranteed the MTM Loan. In return for Messrs. Costamagnas’ guaranties, we have pledged our equity interest in BRC as collateral in the event the guarantee is utilized. In December 2004, MTM incurred $13.6 million ($10.2 million unpaid at September 30, 2005) of indebtedness in order to improve MTM’s working capital and to consolidate various mid- to long-term debt obligations with a single lender. In addition, as of September 30, 2005, BRC had other outstanding indebtedness of approximately $0.9 million.

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

At December 31, 2004, and at June 30, 2005, we were in default on borrowings under the LaSalle Credit Facility for not meeting certain financial covenants at each of these dates. The Third Amendment reserved or set aside the EBITDA, fixed charge ratio and leverage ratios that we were not in compliance with on December 31, 2004. As of June 30, 2005, we did not meet the specified levels of pretax income for U.S. Operations. We obtained a waiver of the specific covenants and renegotiated as the Fourth Amendment to the LaSalle loan the domestic pre-tax income covenants for the third and fourth quarters of 2005. At September 30, 2005, we were in compliance with these covenants. We may not be successful in obtaining waivers in the future should our operating results fail to achieve the specified amounts of income as defined in the covenants.

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

Because of certain requirements arising under Italian law, Mariano Costamagna and Pier Antonio Costamagna (the “Founders” of BRC) have jointly and severally guaranteed our performance under the MTM Loan. In order to secure their recourse in the event that guaranty is exercised and the Founders are required to make payments of the amounts due, we have pledged to the Founders our entire interest in BRC. If we fail to perform the terms of the MTM Loan and the Founders are required to fulfill their guarantees, the Founders may require us to reimburse them for their payments as guarantors, or they may take possession of our equity interest in BRC, or both. If the Founders were to take possession of the BRC equity interest in total or partial satisfaction of their rights under the pledge agreement, we would lose our rights to participate in BRC’s earnings and assets. This could have a material adverse effect upon our earnings and our assets.

We have a history of significant cash outflows that may limit our ability to grow and may materially and adversely impact our prospective revenues and liquidity.

We have experienced operating losses and net cash outflows. At September 30, 2005, our cash and cash equivalents totaled approximately $22.2 million and our working capital was $42.4 million. We have experienced significant cash outflows in connection with our initial equity investment in BRC and servicing of our debt. Based upon our eligible accounts receivable and our eligible inventory as of September 30, 2005 our funds available for borrowing under our senior secured credit facility were approximately $8.2 million, of which approximately $5.9 million was outstanding, leaving approximately $2.3 million unused and available. As of September 30, 2005, we had total stockholders’ equity of $89.8 million and an accumulated deficit of $101.1 million. Moreover, our MTM Loan requires us to repay MTM the principal according to the following schedule, with an additional $5.0 million “balloon payment” of accrued interest and unpaid principal due on December 31, 2009:

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

Technology companies in general and our company in particular have a history of depending upon and using broad based employee stock option programs to hire, to motivate and to retain employees in a competitive marketplace. Currently, we do not recognize compensation expense for stock options issued to employees or directors, except in limited cases involving modifications of stock options. We instead disclose in the notes to our financial statements information about what such charges would be if they were expensed. An accounting standard setting body has recently adopted a new accounting standard that will require us to record equity-based compensation expense for stock options and employee stock purchase plan rights granted to employees based on the fair value of the equity instrument at the time of grant. We will be required to record these expenses beginning with our first quarter of 2006. The change in accounting rules will lead to increased reported net loss or, should we become profitable, a decrease in reported earnings. This may negatively impact our future stock price. In addition, this change in accounting rules could impact our ability to utilize broad based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

We are dependent on certain key customers, and the loss of one or more customers could have a material adverse effect on our business.

A substantial portion of our business results from sales to key customers. During 2003 and 2004, sales to these customers accounted for 44% and 56% of our revenue, respectively. If several of these key customers were to reduce their orders substantially, we would suffer a decline in revenue and profits, and those declines may be material and adverse.

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

As we become more dependent on vehicle conversion programs with Original Equipment manufacturers ("OEM"), we will become increasingly dependent on OEM production and the associated labor forces at OEM sites. For the years ended December 31, 2003 and 2004, direct OEM product sales accounted for 60% and 68% of IMPCO’s revenues, respectively. Labor unions represent most of the labor forces at OEM facilities. In the past, labor disputes have occurred at OEM facilities, which adversely impacted our direct OEM product sales. Such labor disputes are likely to occur in the future and, if so, will negatively impact our sales and profitability.

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

•	exposure to currency fluctuations;

•	potential difficulties in enforcing contractual obligations and intellectual property rights;

•	complying with a wide variety of laws and regulations, including product certification, environmental, and import and export laws;

•	challenges of operating in disparate geographies and cultures;

•	political and economic instability;

•	restrictions on our ability to repatriate dividends from our subsidiaries; and

•	difficulties collecting international accounts receivable.

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

BRC recognized approximately $2.6 million in unrealized gain on foreign exchange during the first nine months of 2005 in connection with the five year $22.0 million loan agreement with IMPCO that is denominated in U.S. dollars. In our consolidated financial statements over the same nine month period, we recognized approximately $2.0 million as our share in the foreign exchange gains recognized by BRC. Fluctuations in foreign exchange rates in the future could impact the financial results and cause net income and earnings per share to decline dramatically. We may be unable to effectively hedge our exposure or significantly reduce our foreign exchange risk. BRC entered into a three-year hedging agreement on January 5, 2005, for the purpose of hedging the quarterly payments being made by IMPCO to BRC under the MTM Loan leaving $13.6 million unhedged. During the three and nine months ended September 30, 2005, we recognized an expense of approximately $0.1 million and $0.7 million, respectively, as an adjustment to the fair value of this hedge agreement.

We derive income from unconsolidated foreign companies that we do not control.

A portion of our income is generated from the operations of unconsolidated foreign subsidiaries in which we hold minority interests. Although the agreements that govern our relationships with these entities provide us with some level of control over our investments, we do not have the ability to control their day-to-day operations or their management. As a result, we cannot control these entities’ ability to generate income. As of December 31, 2004, we no longer fully consolidate our operation in India due to our 50% ownership, and, since we no longer have effective control. As of December 31, 2004, we established a 50% joint venture in Mexico for the purpose of serving the Mexican markets. We consolidate the results of this joint venture into our results using the equity method of accounting. As of March 31, 2005 and as part of the BRC acquisition, we now recognize 50% of the earnings and losses of WMTM Equipamentos de Gases, Ltda, a Brazilian joint venture with an American partner, and 50% of the earnings and losses of MTE, S.r.l., an Italian company.

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

Our business has fluctuated significantly as a result of regulation of vehicle emissions. For example, our 78% increase in revenue from U.S. Operations during the year 2004 over the year 2003 is primarily attributable to the U.S. EPA’s recently promulgated regulations requiring strict emission certification requirements for nonroad spark-ignition engines over 19 KW (25 hp). If regulations relating to vehicle emissions are amended in a manner that may allow for more lenient standards, or if the implementation of such standards is delayed or suspended, the demand for our products and services could diminish and our revenues could decrease. In addition, demand for our products and services may be adversely affected by the perception that emission regulations will be suspended or delayed.

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

We have a significant amount of intangible assets that may become impaired, which could impact our results of operations.

We have approximately $58.1 million or 33.9% of total assets in net intangible assets including technology, customer relationships, trade name and goodwill that we acquired primarily from BRC. We amortize these intangible assets, with the exception of goodwill, based on our estimate of their remaining useful lives and their values at the time of acquisition. We are required to test goodwill for impairment at least on an annual basis or earlier if we determine it may be impaired due to change in circumstances. We are required to test the other intangible assets with definite useful lives for impairment at every reporting period. If an impairment exists in any of these assets, we are required to write-down the asset to its estimated recoverable value as of the measurement date. Such impairment write-downs may significantly impact our results of operations.

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

Substantial sales of our common stock, including shares issued upon exercise of our outstanding options and warrants, in the public market or the perception by the market that these sales could occur, could lower our stock price or make it difficult for us to raise additional equity. As of September 30, 2005, we had 28,900,791 shares of common stock outstanding, excluding 23,856 shares issued but held by IMPCO as treasury stock. Of these shares, 28,436,866 shares are currently freely tradable and 463,925 shares, which otherwise are freely tradable, are subject to a lockup agreement that restricts their resale until February 1, 2006.

As of September 30, 2005 up to 775,000 shares of our common stock were issuable upon exercise of warrants outstanding as of that date, all of which may be freely tradable upon exercise thereof. Furthermore, as of September 30, 2005, options to issue up to 2,929,056 shares were outstanding, of which options issue 2,032,699 shares were vested and exercisable. Subject to applicable vesting and registration requirements, upon exercise of these options the underlying shares may be resold into the public market. In the case of outstanding options and warrants that have exercise prices less than the market price of our common stock from time to time, investors would experience dilution. We cannot predict if future sales of our common stock, or the availability of our common stock for sale, will harm the market price of our common stock or our ability to raise capital by offering equity securities.

Class action litigation due to stock price volatility or other factors could cause us to incur substantial costs and divert our management’s attention and resources.

During the 52 weeks ended November 15, 2005, our stock price has fluctuated from a low of $2.70 to a high of $8.31. In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. Companies in the technology industries are particularly vulnerable to this kind of litigation due to the high volatility of their stock prices. Accordingly, we may in the future be the target of securities litigation. Any securities litigation could result in substantial costs and could divert the attention and resources of our management.

Derivative Financial Instruments

We have used derivative financial instruments for the purpose of reducing our exposure to adverse fluctuations in interest and foreign exchange rates. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged. We are not a party to leveraged derivatives and do not hold or issue financial instruments for speculative purposes. On January 5, 2005, BRC arranged for a three year forward foreign exchange agreement with a third party for the purpose of hedging the foreign exchange risk between the euro and the U.S. dollar in connection with the quarterly payments that IMPCO makes to BRC in accordance with the MTM Loan agreement. We concluded that this agreement did not meet the requirements for hedge accounting in accordance with SFAS No. 52, Foreign Currency Translation, as amended. We adjusted the fair value of the derivative agreement and recognized an expense of $0.1 million and $0.7 million in its statement of operations for the three and nine months ended September 30, 2005. Pursuant to SFAS No. 52, we recognized in our condensed consolidated statement of operations for the nine months ended September 30, 2005, approximately $0.7 million in unrealized foreign exchange loss and approximately $2.0 million of unrealized foreign exchange gain, respectively, as the result of movements between the euro and the U.S. dollar during the first nine months of 2005 and the MTM Loan that is to be settled in U.S. dollars. The January 5, 2005 hedging agreement initiated by BRC is not designed to hedge the foreign exchange risk associated with the “marking to market” of the carrying value of the loan; it was designed to hedge only the quarterly payments from April 1, 2005 to January 1, 2008 leaving $13.6 million in future principal payments unhedged.

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

Our most significant foreign currency exposure relates to the euro. On January 5, 2005, BRC entered into forward foreign exchange agreements covering a three-year period for the purpose of hedging the foreign exchange risk between the euro and the U.S. dollar in connection with the quarterly payments made by IMPCO to BRC under the terms of the MTM Loan. As of December 31, 2004 and September 30, 2005, the notional amounts of the hedging agreements were $0 and $8.5 million, respectively. The fair values of these contracts as of September 30, 2005, and December 31, 2004, were $7.7 million and $0 million, respectively. We measured the sensitivity of the fair value of the hedge agreements for two hypothetical cases: a 10% strengthening and a 10% weakening of the spot rate of $1.2048 to the euro at September 30, 2005. The analysis showed that a 10% strengthening of the U.S. dollar would have resulted in a loss in the fair value of the hedge agreement of $0.9 million in contrast to the actual loss recorded of $0.7 million. If the U.S. dollar had weakened against the euro by 10%, the hedge agreements would have resulted in a $0.7 million gain in contrast to the $0.7 million loss.

We also recognize foreign exchange gains and losses in relation to the MTM Loan, which had a carrying value of approximately $20.1 million at September 30, 2005. BRC recognizes gains and losses on a mark-to-market basis of this loan balance on its books because the loan will be settled in U.S. dollars and BRC maintains its records in its reporting currency, the euro. Hypothetically, if the U.S. dollar weakened 10% from the spot rate of $1.2048 to the euro at September 30, 2005, to $1.3255 to the euro, BRC would have recorded a loss on foreign exchange of approximately $2.0 million for the three months ended September 30, 2005. If the U.S. dollar strengthened by 10% to the euro from $1.2048 to $1.0845 at September 30, 2005, BRC would have recorded a $1.8 million gain on foreign exchange for the three months ended September 30, 2005. These gains and losses would have offset the losses and gains on the fair value adjustments of our hedging agreements.

Additional information relating to our foreign currency exposures are discussed under the heading “Derivative Financial Instruments” included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, the disclosure controls and procedures were not effective. We reported in our annual report on Form 10-K for the year ended December 31, 2004, as amended, and in our quarterly reports on Form 10-Q for the three months ended March 31, 2005, and June 30, 2005, as amended, that management had determined that internal controls were ineffective. Although we believe we have made significant progress to remediate these material weaknesses in a timely manner, we cannot report that, as of September 30, 2005, any of the reported weaknesses has been thoroughly re-tested or re-audited by our registered independent auditors to verify management’s assessment of the effectiveness of internal controls over financial reporting.

During the third quarter of 2005, we identified a material weakness in the internal controls over financial reporting in the area of the analysis and adjustment of goodwill, investment in affiliates, and minority interest related to the fourth quarter of 2004, that was the primary factor in our restatement of our audited financial statements on the second amendment to our annual report on Form 10-K for the  year ended December 31, 2004. Our failure to properly and completely analyze and reconcile goodwill and investment in affiliates accounts resulted in an understatement of impairment loss of goodwill for the fourth quarter of 2004 by approximately $1.5 million. Minority interest liability on the consolidated balance sheet at December 31, 2004 was overstated by approximately $0.1 million due to a misapplication of generally accepted accounting principles (“GAAP”) that provides for the majority owner in a subsidiary to absorb all of the losses in the event that the losses applicable to the minority holder exceed the minority holder’s share of the subsidiary’s equity capital.

The following summarizes the steps that we have taken to remedy the material weaknesses, that we identified in our annual report on Form 10-K for the year ended December 31, 2004 and in our quarterly report on Form 10-Q for the quarters ended March 31, 2005 and September 30, 2005:

Cycle Counts of Inventory: We are reviewing and making modifications to internal systems and material handling procedures that significantly influence the quality of daily cycle counts, including improved training and documentation, and a complete physical inventory during the remainder of this year.

Cash flow Statements and Deferred Taxes: We have established improved controls over these areas through additional reviews by qualified in-house personnel and assistance from qualified outside professional firms.

Segregation of Duties at the Australian Subsidiary: We have established improved controls over cash disbursements and reporting at the Australian subsidiary through additional levels of approval and will be conducting detailed on-site reviews of the foreign locations through internal audits.

Board of Directors’ Resolutions and Documentation: The board of directors has appointed a partner from our outside counsel to serve as the acting meeting secretary, who is responsible for developing an accurate written record of all board resolutions. The Chief Financial Officer is responsible for evaluating and communicating to the members of the board the accounting and financial reporting impact of all board resolutions.

Stock-based Compensation: We have established additional review procedures by appropriate personnel to ensure future transactions related to stock options are understood and reported properly.

Analysis of General Ledger Accounts: We have taken corrective actions to ensure that general ledger accounts and the related consolidating elimination entries are analyzed competely and reviewed on a timely basis. In addition, we are implementing “push-down” accounting, as appropriate, for all prior and current acquisitions to simplify the accounting processes and improve transparency, and establishing improved supervision over the timeliness, quality and completeness of account reconciliations. In the misapplication of GAAP weakness, we have determined that the improved training of the accounting staff responsible for financial statement preparation and the application of GAAP will provide the most cost-effective strategy to ensure that accounting standards are applied consistently. Specific training measures are being considered but have not yet been scheduled or occurred.

On March 31, 2005, we completed our acquisition of BRC. An assessment of the change to internal control over financial reporting related to this acquisition has been excluded from this quarterly report on Form 10-Q and will be included in our annual report on Form 10-K for the year ended December 31, 2005.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) - (b) Not applicable.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value)
			Shares (or Units)	of Shares (or
			Purchased as	Units) that May
	Total Number of	Average Price	Part of Publicly	Yet Be Purchased
	Shares (or Units)	Paid per Share	Announced Plans	Under the
Period	Purchased	(or Unit)	or Programs	Plans or Programs
January 1-31, 2005	1,066	$6.07	-	-
February 1-28, 2005	10,871	$5.94	-	-
March 1-31, 2005	663	$5.77	-	-
April 1-30, 2005	893	$4.42	-	-
May 1-31, 2005	3,124	$3.31	-	-
June 1-30, 2005	3,657	$3.63	-	-
July 1-31, 2005	1,757	$3.12	-	-
August 1-31, 2005	528	$4.92	-	-
September 1-30, 2005	622	$6.24	-	-

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

(a) None

(b) There have been no material changes in the procedures for stockholders to nominate directors to the board.

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