Form 10-K
period 2005-12-31
IMPCO TECHNOLOGIES INC
filed 2006-04-03
CIK 790708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 001-15143

IMPCO TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	91-1039211
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

16804 Gridley Place, Cerritos, California 90703

(Address of principal executive offices, including zip code)

(562) 860-6666

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer  ☐        Accelerated filer  ☒ Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of June 30, 2005, was approximately $101.9 million based upon the closing sale price of the Registrant’s Common Stock of $4.81 on such date, as reported on the NASDAQ National Market.

As of March 20, 2006, the Registrant had 29,144,189 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

IMPCO TECHNOLOGIES, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Statements about our plans, intentions and expectations are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and assumptions. We use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of these words and similar expressions to help identify forward-looking statements. These statements represent projections, beliefs and expectations based on current circumstances and conditions and in light of recent events and trends, and you should not construe these statements either as assurances of performances or as promises of a given course of action. Instead, various known and unknown factors are likely to cause our actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. A list of the known material factors that may cause our results to vary, or may cause management to deviate from its current plans and expectations, is included in Item 1A “Risk Factors.” You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of the filing of this Annual Report.

PART I

Item 1.	Business.

Overview

We design, manufacture and supply alternative fuel products and systems to the transportation, industrial and power generation industries on a global basis. Our components and systems control the pressure and flow of gaseous alternative fuels, such as propane and natural gas used in internal combustion engines. Our products improve efficiency, enhance power output and reduce emissions by electronically sensing and regulating the proper proportion of fuel and air required by the internal combustion engine. We also provide engineering and systems integration services to address our individual customer requirements for product performance, durability and physical configuration. For more than 48 years, we have developed alternative fuel products. We supply our products and systems to the market place through a global distribution network of several hundred distributors and dealers in 70 countries and 120 original equipment manufacturers, or OEMs.

Customers use our components and systems on engines ranging from one to 4,000 horsepower. We provide gaseous fuel components, systems and certified gaseous fueled engines to the industrial transportation and the power generation markets.

We offer our products to a number of OEMs in the industrial, transportation and power generation industries of power systems that use clean burning gaseous fuels, which we believe decreases fuel costs, lessens dependence on crude oil and reduces harmful emissions in internal combustion engines. We offer an array and combination of common components to assemble fuel conversion kits and systems to these customers, including:

•	fuel delivery—pressure regulators, fuel injectors, flow control valves, and other components designed to control the pressure, flow and/or metering of gaseous fuels;

•	electronic controls—solid-state components and proprietary software that monitor and optimize fuel pressure and flow to meet manufacturers’ engine requirements;

•	gaseous fueled internal combustion engines—engines manufactured by OEMs that are integrated with our fuel delivery and electronic controls; and

•	systems integration—systems integration support to integrate the gaseous fuel storage, fuel delivery and/or electronic control components and sub-systems to meet OEM and aftermarket requirements.

Automobile manufacturers, taxi companies, transit and shuttle bus companies, and delivery fleets are among our most active customers. Small and large industrial engine users capitalize on the cost benefits of using alternative fuels and their low-pollutant capabilities. For example, forklift users often operate equipment indoors where toxic emissions are a concern. Because of the global price differential in favor of gaseous fuels compared to gasoline, their availability in third-world markets and their lower pollutants, the global alternative fuel industry market potential is growing rapidly. In 2005, approximately 65.7% of our revenue was derived from sales outside the United States.

We were incorporated in Delaware in 1985 after having provided automotive and alternative fuel solutions in a variety of organizational structures since 1959.

Our periodic and current reports, and any amendments to those reports, are available, free of charge, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission, or SEC, on our website: www.impco.ws. The information on our website is not incorporated by reference into this report. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street N E, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding us at http://www.sec.gov.

Net consolidated revenue for the fiscal year ended December 31, 2005 were approximately $174.5 million with a net loss of approximately $10.7 million. As described below in more detail, we completed several material capital transactions in 2005, in which we paid off a $20.0 million loan to Bison Capital Structured Equity Partners, LLC; entered into a $22 million loan with an affiliate, MTM, SrL, which we refer to as the MTM Loan; completed a public equity offering for the sale of 4,600,000 shares of our common stock; and completed our acquisition of the remaining 50% of the outstanding equity interest of B.R.C. Società a Responsabilità Limitata or BRC not previously held by us on March 31, 2005.

Business Acquisition

In a series of related transactions between October 2, 2002 and July 29, 2003, we acquired 50% of BRC’s equity from two of its founders, Mariano Costamagna and Pier Antonio Costamagna. The aggregate price for the purchase of the initial 50% equity interest including other direct expenses of $1.6 million was approximately $25.5 million. On October 22, 2004, we entered into an agreement to purchase the remaining 50% equity interest from those same individuals using a combination of cash and stock. On March 10, 2005, our stockholders approved the issuance of 5,098,284 shares of our common stock to be used as part of the purchase price for the acquisition of the 50% remaining ownership of BRC. The BRC purchase transaction was completed and closed on March 31, 2005. The terms of the transaction included a cash payment of approximately $10.0 million and an issuance of 5,098,284 shares of our common stock. We assigned a value of approximately $29.3 million to the common stock issued based on a price of $5.74 determined by the weighted average closing price of our common stock for the three days prior to and following the acquisition announcement date of October 25, 2004. Including other direct costs of approximately $1.5 million, the aggregate amount paid for the remaining 50% of BRC was approximately $40.8 million (including total direct costs of $1.5 million). The value of the consideration received by the founders was approximately $36.3 million, which was based on the last reported sale of our common stock on March 24, 2005.

Equity Offering

On February 4, 2005, we sold 4,000,000 shares of our common stock as part of a public offering to investors and realized net proceeds of approximately $20.9 million inclusive of approximately $1.0 million of issuance expenses. On February 11, 2005, the underwriters exercised their over-allotment option and we sold an additional 600,000 shares from which we received additional net proceeds of approximately $3.2 million. As a precondition to the acquisition of the remaining 50% acquisition of BRC, we used approximately $10.0 million of the proceeds as payment to the sellers of BRC.

Management Transition

Effective January 1, 2005, Mariano Costamagna, the principal executive officer of BRC became our new Chief Executive Officer and President, and on the same date, Mr. Robert Stemmler, the former Chairman of the Board of Directors, resigned as our Chief Executive Officer, a position he occupied since May 1993. On April 6, 2005, Mr. Stemmler also resigned from the board of directors, effective May 3, 2005. Mr. Stemmler had been a director since May 1993 and the Chairman of the Board of Directors since June 1998.

On April 7, 2005, Nickolai A. Gerde resigned as Vice President of Finance, Chief Financial Officer and Treasurer. On May 18, 2005, Thomas M. Costales was appointed Interim Chief Financial Officer and Treasurer, a position he previously held from 1995 to 2000, and, in September 2005, the Board appointed Mr. Costales as Chief Financial Officer and Treasurer. In November 2005, Dale L. Rasmussen resigned as Secretary and Mr. Costales was appointed Secretary.

Alternative Fuel Industry

Overview

Our business is focused on the alternative fuel industry. We believe three independent market factors—economics, energy independence and environmental concerns—are driving the growth of the market for alternative fuel technology. We believe the historic price differential between propane or natural gas and gasoline results in economic benefit to end users of alternative fuel technology. The price of alternative fuels such as natural gas or propane is typically 40% to 60% less than the price of gasoline. By converting a liquid fueled internal combustion engine to run on propane or natural gas, customers can capitalize on this fuel price differential. End-users may recoup the cost of the conversion within six to eighteen months, depending on the fuel cost disparity prevailing at the time. Transportation companies in various countries, including Italy, Turkey, Poland, Australia, Brazil and many countries in Asia are also taking advantage of these economics.

In addition to economic benefits of alternative fuels to end-users, some governments have sought to create a demand for alternative fuels in order to reduce their dependence on imported oil and reduce their unfavorable balance of payments by relying on their natural gas reserves. Alternative fuel vehicles that operate on natural gas or propane can lessen the demand for gasoline.

Governmental emissions regulations, which support the use of clean burning alternative fuels, are also expanding industry growth. Internal combustion engines are a major source of air pollution, which has led to increased government regulation and oversight on vehicle and industrial engine emissions. Most major international cities are experiencing significant pollution from gasoline and diesel emissions. These cities also have the largest concentrations of fleet operators, and many of these cities, particularly those outside the United States, are taking steps to reduce emissions, typically by implementing natural gas or propane-fueled vehicles. For example, in London, Milan, Rome and India, the respective governments have taken steps such as prohibiting the use of certain vehicles on designated days of the week.

Markets

We are directly involved in two market segments: transportation and industrial, which includes power generation equipment. These segments have seen growth in the use of clean-burning gaseous fuels due to the less harmful emissions effects of gaseous fuels and the cost advantage of gaseous fuels over gasoline and diesel fuels.

Transportation

According to the most recent statistics from the World LP Gas Association, the International Association for Natural Gas Vehicles or IANGV and the European Natural Gas Association, there are over 5.7 million gaseous fuel vehicles in use worldwide: either for personal mobility, fleet conveyance or public transportation. As the world’s vehicle population increases from 800 million to over 1.3 billion by 2020, most growth will occur in developing countries within Asia, North Africa, and areas of the Middle East. These regions currently have the lowest ratio of vehicles per one thousand people, and are slated to grow rapidly over the next ten years as economic improvements stimulate personal vehicle ownership. The Energy Information Administration of the U.S. Department of Energy, the World Bank, the Office of Economic and Community Development, the fifteen countries of the European Union and the Asian Development Bank suggest that interest in expanding the use of alternative fuel vehicles is mounting in many parts of the developed and developing world. Growth projections, reported by the Energy Information Administration and the IANGV in comparison with current data available from the European Natural Gas Vehicle Association, indicate that over two million additional alternative fuel vehicles will be introduced worldwide by 2010. In Europe, alternative fuel vehicles have rapidly penetrated the transportation market. The European Union’s four largest natural gas-consuming members, the United Kingdom, Germany, France, and Italy, all have introduced incentives for gaseous-fueled vehicles. The European Union has established a target to replace 20% of their liquid fueled vehicles with gaseous fuels by 2020.

Asia is emerging as a significant growth market for alternative fuel vehicles. China, already the world’s second-largest energy consumer, will continue to grow in importance on world energy markets as many forecasts suggest that strong economic growth will drive up demand.

Industrial

Equipment such as forklifts, aerial platforms, sweepers, turf equipment, power generators and other mobile industrial equipment have long been workhorses of developed countries, and are a significant portion of our global activities. With developed countries such as the United States, and the countries in Asia and Europe seeking a broader consensus on regulation of emission sources in an attempt to further reduce air pollution, many countries have and, we believe will continue to, legislate emission standards for this type of equipment.

With new emissions regulations being imposed, these OEMs will require advanced technologies that permit the use of gaseous fuels in order to satisfy not only the regulation, but also the customers’ requirements for durability, performance and reliability. We have developed and are currently supplying a series of advanced technology alternative fuel systems to the industrial OEM market under the brand name Spectrum. We and our industrial brands focus on serving the market with fuel systems, services and emission certified engine packages.

The World Energy Outlook 2004 projects the global primary energy demand to be 60% higher in 2030 compared to 2004. Even though the earth’s energy resources are adequate to meet this demand, the amount of investment that will be needed to exploit these resources will be higher than in the past. For example, an investment of $3.5 trillion is needed through 2030, more than half of it for power generation. Investment in the oil industry will also have to rise sharply, as demand rises and the surplus capacity in crude oil production and refining that has characterized the industry since the 1970s is used up. Approximately two-thirds of the increase in gas demand is expected to come from the power generation sector, since natural gas is relatively more efficient compared to other energy sources and since it burns more cleanly than either coal or oil. The industrial sector is expected to account for 36% of the growth in world natural gas over the 2003-2025 periods, according to U.S. Department of Energy’s International Energy Outlook 2005. Gaseous fuels such as propane and natural gas have significant reserves available worldwide which are less costly to refine compared to crude oil and have historically been less expensive than liquid fuels. Countries like China, for example, are actively developing their infrastructure to utilize their natural gas reserves rather than import liquid fuels.

Competitive Advantages

Industry participants compete on price, product performance and customer support.

We believe we have developed a technological leadership position in the alternative fuel industry based on our experience in designing, manufacturing and commercializing alternative fuel delivery products and components; our relationships with leading companies in transportation; our knowledge of the power generation and industrial markets; our financial commitment to research and product development; and our proven ability to develop and commercialize new products. We believe our competitive strengths include:

•	Strong Technological Base;

•	Strong Global Distribution and OEM Customer Relationships;

•	OEMs;

•	Extensive Manufacturing Experience;

•	Established Systems Integration Expertise; and

•	Positioned for Global Growth.

Customers and Strategic Relationships

IMPCO’s customers include some of the world’s largest OEMs and engine manufacturers, and BRC’s customers include some of the world’s largest automotive OEM’s.

We are working with a number of our customers to address their future product and application requirements as they integrate more advanced, certified gaseous fuel systems into their business strategies. Additionally, we continually survey and evaluate the benefits of joint ventures, acquisitions and strategic alliances with our customers and other participants in the alternative fuel industry to strengthen our global business position.

We have focused our strategic alliances on our marketing strategy and/or on our development strategy. Our marketing strategy seeks to expand the distribution channels for our gaseous fuel system technologies. Our development strategy is to advance the state of technology and its application.

In 2003, no single customer represented more than 10% of our consolidated sales. In 2004 and 2005, Nacco Materials Handling Group represented approximately 27.5% and 14.5%, respectively, of our consolidated sales. No other customer represented more than 10% of our consolidated sales in 2004 or 2005. During 2003, 2004 and 2005, sales to top ten customers accounted for 38.4%, 66.0% and 40.2% of our consolidated sales, respectively. If several of these key customers were to reduce their orders substantially, we would suffer a decline in sales and profits, and those declines could be substantial.

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
Fuel Shut-Off

•     Mechanically or electronically shuts off fuel supply to the regulator and engine

•     Available for low-pressure vapor natural gas and high-pressure liquid propane

•     Designs also incorporate standard fuel filtration to ensure system reliability

Electronics & Controls	• Provides closed loop fuel control, allowing integration with existing sensors to ensure low emissions • Integrates gaseous fuel systems with existing engine management functions

Products	Features
Engine-Fuel Delivery Systems	• Turnkey kits for a variety of engine sizes and applications • Customized applications interface per customer requirements
Full Systems	• Complete vehicle and equipment systems for aftermarket conversion • Complete engine and vehicle management systems for heavy-duty engine on-highway truck and bus operation on natural gas
• Complete engine and vehicle management systems for off-highway and industrial engines used for material handling, pumping and industrial applications

We have developed capabilities which we use to develop a broad range of products to satisfy our customers’ needs and applications. These capabilities/applications fall into the following categories:

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

•      Full three dimensional design modeling and component rapid prototyping services

Certification

•      Certification of component products and services in line with the requirements of California Air Resources Board for off-highway engines

•      Provide customers with the required tools to manage in-field traceability and other requirements beyond initial emission compliance

Testing and Validation	• Component endurance testing • Component thermal and flow performance cycling • Engine and vehicle testing and evaluation for performance and emissions
Sub-System Assembly	• Pre-assembled modules for direct delivery to customers’ production lines • Sourcing and integrating second and third tier supplier components

Capabilities	Applications
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

Service Parts and Warranty Support

•      Access to service parts network, along with direct support in development of customers’ own internal service parts programs and procedures

•      Warranty and replacement services for our customers worldwide

Sales and Distribution

We sell products through a worldwide network encompassing several hundred distributors and dealers in over 70 countries and through a sales force that develops sales with OEMs and large end-users. Our operations focus on OEM and aftermarket customers in the transportation, industrial, and power generation markets. Of these markets, we believe that the greatest potential for immediate growth is in the Europe and Asia Pacific regions in the transportation OEM and aftermarket and in North America in the industrial OEM and aftermarket.

During 2004 and 2005, sales to distributors (including company-owned distributors) accounted for 32.0% and 62.2%, respectively, of our net revenue and sales to OEM customers accounted for 68.0% and 37.8%, respectively, of our net revenue. The primary reason for this change in customer profile is the addition of BRC distribution to the 2005 results.

Distributors generally service the aftermarket business of the conversion of liquid fueled engines to gaseous fuels, and small-volume OEMs and are generally specialized and privately owned enterprises. Many domestic distributors have been our customers for more than 31 years, and many of our export distributors have been our customers for more than 21 years.

Our international operations segment, or IMPCO International, which consists of our subsidiaries located in the Netherlands, Australia, and Japan, has sales, application and market development and technical service capabilities. Information regarding the revenue, income and assets of each of our three operating segments, U.S. Operations, IMPCO International and BRC Operations, and our revenue and assets by geographic area is included in Note 11 to the consolidated financial statements.

Manufacturing

We manufacture and assemble a majority of our products at our facilities in Cerritos, California, and Cherasco, Italy and to a lesser extent at some of our international facilities. Current manufacturing operations consist primarily of mechanical assembly and light machining. We rely on outside suppliers for parts and components and obtain components for products from a variety of domestic and foreign automotive and electronics suppliers, die casters, stamping operations, specialized diaphragm manufacturers and machine shops. In 2005, Power Solutions, Inc. accounted for approximately 18.9% of our raw material purchases. In 2004, Power Solutions, Inc. accounted for approximately 40.4% of our raw material purchases. In 2003 Rangers Die Casting and Hsin Ho Metal Industrial Company accounted for 19.7% and 12.5%, respectively, of our consolidated raw material purchases.

Material costs and machined die cast aluminum parts represent the major components of cost of sales. Coordination with suppliers for quality control and timely shipments is a high priority to maximize inventory management. We use a computerized material requirement planning system to schedule material flow and balance the competing demands of timely shipments, productivity and inventory management Our California and Italy manufacturing facilities are ISO-9001 certified.

Research and Development

Our research and development programs provide the technical capabilities that are required for the development of systems and products that support the use of gaseous fuels in internal combustion engines. Our research and development is focused on fuel delivery and electronic control systems and products for motor vehicles, engines, forklifts, stationary engines and small industrial engines. Our research and development expenditures in 2003, 2004 and 2005 were approximately $3.8 million, $4.6 million and $8.1 million, respectively.

On March 14, 2005 we announced our intention to relocate research and development activities to our Cerritos, California manufacturing facility and close the Seattle, Washington facility. On August 1, 2005, we substantially ceased operations in the Seattle facility and subleased the facility for the remainder of the original lease term through September 30, 2011. We have moved a limited number of staff to other IMPCO locations, including our Cerritos facility, and relocated certain equipment from the Seattle facility to these locations and/or purchased equipment to support our research and development activities.

On September 6, 2005, we announced that we signed an agreement to sublease a 108,000 square foot building in Santa Ana, California. We intend to move our combined headquarters and production facility and component research and development from its current location in Cerritos, California to this Santa Ana facility in the second quarter of 2006.

Competition

Our key competitors in gaseous fuel delivery products, accessory components and engine conversions markets include Landi Group, Lovato Company, OMVL, SrL and O.M.T. Tartarini, SrL located in Europe, Aisan Industry Co. Ltd. and Nikki Company Ltd. in Japan and GFI in the United States and Europe. These companies, together with us, account for a majority of the world market for alternative fuel products and services. In the future, we may face competition from traditional automotive component suppliers, such as Bosch, Delphi Corporation, Siemens VDO Automotive AG, and Visteon Corporation, and from motor vehicle OEMs that develop fuel systems internally. Industry participants compete on price, product performance and customer support.

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

Backlog

As of January 17, 2006, our backlog for our products was $22.0 million, as compared to $19.6 million on December 31, 2004. We measure backlog for our product sales from the time orders become irrevocable, which generally occurs 90 days prior to the planned delivery date. We expect to fill all of the backlog orders within the next twelve months.

Employees

As of December 31, 2005, we employed approximately 694 persons, excluding those employed by our unconsolidated affiliates in Brazil, India and Mexico. Of these employees, 175 were employed in U.S. Operations, 455 were employed in BRC Operations and 64 were employed in IMPCO International. None of our employees are represented by a collective bargaining agreement. We consider our relations with our employees to be good.

Intellectual Property

We currently rely primarily on patent and trade secret laws to protect our intellectual property. We currently have six U.S. patents and four foreign patents issued. Our U.S. patents will expire on various dates through May 2020. We do not expect the expiration of our patents to have a material effect on our revenue.

We also rely on a combination of trademark, trade secret and other intellectual property laws and various contract rights to protect our proprietary rights. However, we cannot be sure that these intellectual property rights provide sufficient protection from competition. We believe that our intellectual property protected by copyright, trademark and trade secret protection is less significant than our intellectual property protected by patents.

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

Item 1A.    Risk Factors.

We currently have substantial debt that we may be unable to service.

We are highly leveraged and have significant debt service obligations. As of December 31, 2005, we had aggregate outstanding indebtedness of $17.6 million. Our credit facility with LaSalle Bank, N.A., which we refer to as the LaSalle Senior Credit Facility, has a maximum borrowing limit of $9.0 million, which was limited based on our eligible accounts receivable and our eligible inventory as of December 31, 2005 to approximately $8.2 million. Of that amount, $6.2 million was outstanding as of December 31, 2005, leaving approximately $2.0 million unused and available. At December 31, 2005, we also had debt obligations of approximately $19.4 million under the MTM Loan, which has been eliminated in consolidation.

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

Our debt requires us to maintain specified financial ratios and meet specific financial tests. For example, the LaSalle Senior Credit Facility requires us to generate specified amounts of pre-tax income, tested quarterly during 2005 and on a rolling basis thereafter. Our failure to comply with these covenants would result in events of default that, if not cured or waived, could require us to repay these borrowings before the due date. If we are unable to make a required repayment and are not able to refinance these borrowings, our lenders could foreclose on our assets. If we were unable to refinance these borrowings on favorable terms, our business could be adversely impacted.

At December 31, 2004, and at June 30, 2005, we were in default on borrowings under the LaSalle Senior Credit Facility for not meeting certain financial covenants at each of these dates. The Third Amendment to the LaSalle Senior Credit Facility dated March 29, 2005, reserved or set aside the earnings before interest and taxes adjusted for depreciation and amortization, or EBITDA, fixed charge ratio and leverage ratios that we were not in compliance with on December 31, 2004. As of June 30, 2005, we did not meet the specified levels of pretax income for U.S. Operations. We obtained a waiver of the specific covenants and renegotiated as the Fourth Amendment to the LaSalle Senior Credit Facility, the domestic pre-tax income covenants for the third and fourth quarters of 2005. At December 31, 2005, we did not meet the pre-tax income and tangible net worth requirement for U.S. Operations and were thus in breach of the terms established with the Fourth Amendment. On March 28, 2006, we obtained a waiver from LaSalle that waives our non-compliance with the applicable covenants as of December 31, 2005. We believe we will not be in compliance with certain covenants in the first quarter of 2006. We may not be successful in obtaining waivers in the future should our operating results fail to achieve the specified amounts of income as defined in the covenants.

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

Because of certain requirements arising under Italian law, Mariano Costamagna and Pier Antonio Costamagna whom we refer to as Founders of BRC, have jointly and severally guaranteed our performance under the MTM Loan. In order to secure their recourse in the event that guaranty is exercised and the Founders are required to make payments of the amounts due, we have pledged to the Founders our entire interest in BRC. If we fail to perform the terms of the MTM Loan and the Founders are required to fulfill their guarantees, the Founders may require us to reimburse them for their payments as guarantors, or they may take possession of our equity interest in BRC, or both. If the Founders were to take possession of the BRC equity interest in total or partial satisfaction of their rights under the pledge agreement, we would lose our rights to participate in BRC’s earnings and assets. This could have a material adverse effect upon our earnings and our assets.

We have a history of significant cash outflows that may limit our ability to grow and may materially and adversely impact our prospective revenue and liquidity.

We have experienced operating losses and net cash outflows. At December 31, 2004, our cash and cash equivalents totaled approximately $8.4 million and our working capital was $14.5 million. At December 31, 2005, our cash and cash equivalents totaled approximately $27.1 million and our working capital was $37.6 million. We have experienced significant cash outflows in connection with our initial equity investment in BRC and servicing our debt. Based upon our eligible accounts receivable and our eligible inventory as of December 31, 2005 our funds available for borrowing under our senior secured credit facility were approximately $8.2 million, of which approximately $6.2 million was outstanding, leaving approximately $2.0 million unused and available. As of December 31, 2005, we had total stockholders’ equity of $88.3 million and an accumulated deficit of $101.6 million. Moreover, our loan agreement with MTM requires us to repay MTM the principal according to the following schedule, with an additional $5.0 million “balloon payment” of accrued interest and unpaid principal due on December 31, 2009:

Quarters Ending	Quarterly Payment Amount	Payment Per Year
April 1, 2006 through January 1, 2007	$650,000	$2,600,000
April 1, 2007 through January 1, 2008	800,000	3,200,000
April 1, 2008 through January 1, 2009	1,000,000	4,000,000
April 1, 2009 through December 31, 2009	1,150,000	4,600,000
Balloon Payment due December 31, 2009		5,000,000
Total payments		$19,400,000

If third parties claim that our products infringe their intellectual property rights, we may be forced to expend significant financial resources and management time, and our operating results would suffer.

Our portfolio of intellectual property, which consists of six U.S. and four foreign patents, is significant to our financial condition and operations. Third parties may claim that our products and systems infringe their patents or other intellectual property rights. Identifying third-party patent rights can be particularly difficult, especially since patent applications are not published until 18 months after their filing dates. If a competitor were to challenge our patents, or assert that our products or processes infringe its patent or other intellectual property rights, we could incur substantial litigation costs, be forced to design around their patents, pay substantial damages or even be forced to cease our operations, any of which could be expensive and/or have an adverse effect on our operating results. Third-party infringement claims, regardless of their outcome, would not only drain our financial resources, but also would divert the time and effort of our management and could result in our customers or potential customers deferring or limiting their purchase or use of the affected products or services until resolution of the litigation.

We will lose patent protection rights upon expiration of our patents which may enable our competitors to avail themselves of our patented technology.

We currently rely primarily on patent and trade secret laws to protect our intellectual property. We currently have 6 U.S. patents and 4 unexpired foreign patents. On an average, U.S. patents expire in about 20 years. Our U.S. patents began expiring in October 2002 and will expire on various dates until May 2020.

The expiration of our patents may enable competitors to utilize our patented technology to produce similar products. But we do not expect the expiration of our patents to have a material effect on our results of operations because our products are built utilizing both our patented technology and our expertise in building products that conform to OEM specifications. In addition, changes in technology and regulations also make the expired patents obsolete.

Changes in stock option accounting rules may adversely impact our reported operating results prepared in accordance with generally accepted accounting principles, our stock price and our competitiveness in the employee marketplace.

Technology companies in general and our company in particular have a history of depending upon and using broad based employee stock option programs to hire, to motivate and to retain employees in a competitive marketplace. Currently, we do not recognize compensation expense for stock options issued to employees or directors, except in limited cases involving modifications of stock options. We instead disclose in the notes to our financial statements information about what such charges would be if they were expensed. The Financial Accounting Standards Board or FASB has recently adopted a new accounting standard that will require us to record equity-based compensation expense for stock options and employee stock purchase plan rights granted to employees based on the fair value of the equity instrument at the time of grant. We will be required to record these expenses beginning with our first quarter of 2006 and expect to record approximately $1.0 million in expense in 2006. The change in accounting rules will lead to increased reported net loss or, should we become profitable, a decrease in reported earnings. This may negatively impact our future stock price. In addition, this change in accounting rules could impact our ability to utilize broad based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

We are dependent on certain key customers, and the loss of one or more customers could have a material adverse effect on our business.

A substantial portion of our business results from sales to key customers. In 2003, no single customer accounted for more than 10% of our consolidated sales. In 2004 and 2005, Nacco Materials Handling Group contributed to 27.5% and 14.5%, respectively, of our consolidated sales. Sales to the top ten customers during 2003, 2004 and 2005 accounted for approximately 38.4%, 66.0% and 40.2%, respectively, of our consolidated sales. If several of these key customers were to reduce their orders substantially, we would suffer a decline in revenue and profits, and those declines could be material and adverse.

Mariano Costamagna’s employment agreement and the terms of the MTM Loan may limit our board of directors’ ability to effect changes in our senior management.

Mariano Costamagna, BRC’s co-founder, our director, Chief Executive Officer and President, has entered into an employment agreement which is effective until May 31, 2009. Mariano Costamagna’s employment agreement provides for an initial base salary of $360,000 annually, as well as bonuses, benefits and expenses. If, during the term of his employment, we terminate Mr. Costamagna’s employment other than for “cause,” or if Mr. Costamagna resigns for “good reason,” we must pay Mr. Costamagna a severance payment equal to $5.0 million (subject to certain limited reductions if Mr. Costamagna sells more than 20% of the stock he has received in connection with our acquisition of BRC). The required severance payment may limit our board of directors’ ability to decide whether to retain or to replace Mr. Costamagna or to reallocate management responsibilities among our senior executives, a fact that may, in certain circumstances, have an adverse effect on our business, operations and financial condition. Moreover, the loan to us from MTM can be accelerated in the event that Mr. Costamagna’s employment is terminated for any reason (with limited exceptions for termination upon Mr. Costamagna’s death) or if we otherwise materially breach his employment agreement.

We depend on third-party suppliers for key materials and components for our products.

We have established relationships with third-party suppliers that provide materials and components for our products. A supplier’s failure to supply materials or components in a timely manner or to supply materials and components that meet our quality, quantity or cost requirements, combined with a delay in our ability to obtain substitute sources for these materials and components in a timely manner or on terms acceptable to us, would harm our ability to manufacture our products or would significantly increase our production costs, either of which would negatively impact our results of operations and business. In addition, we rely on a limited number of suppliers for certain high quality IMPCO proprietary precision die cast parts as well as dress engines for use in our products. In 2003, Rangers Die Casting and Hsin Ho Metal Industrial Company constituted approximately 19.7% and 12.5% of our consolidated purchases. In 2004 and in 2005, Power Solutions, Inc. supplied approximately 40.4% and 18.9%, respectively of our raw materials. Approximately 69.1%, 72.9% and 52.0% of our raw materials during 2003, 2004 and 2005, respectively, were supplied by ten entities. We could incur significant costs in the event that we are forced to utilize alternative suppliers.

We may experience unionized labor disputes at original equipment manufacturer facilities.

As we become more dependent on vehicle conversion programs with OEMs, we will become increasingly dependent on OEM production and the associated labor forces at OEM sites. For 2004 and 2005, direct OEM product sales accounted for 68.0% and 37.8% of IMPCO’s revenue, respectively. Labor unions represent most of the labor forces at OEM facilities. In the past, labor disputes have occurred at OEM facilities, which adversely impacted our direct OEM product sales. Such labor disputes are likely to occur in the future and, if so, will negatively impact our sales and profitability.

We face risks associated with marketing, distributing, and servicing our products internationally.

In addition to the United States, we currently operate in Australia, Europe and Japan, and market our products and technologies in other international markets, including both industrialized and developing countries. During 2004 and 2005, approximately 55.1% and 34.3% of IMPCO’s revenue, respectively, were derived from sales to customers located within the United States and Canada, and the remaining 44.9% and 65.7%, respectively, were derived from sales in Asia, Europe, and Latin America where economics and fuel availability make our products more competitive. Additionally, approximately 75% of IMPCO’s employees and 75% of IMPCO’s approximately 400 distributors and dealers worldwide are located outside the United States. Our combined international operations are subject to various risks common to international activities, such as the following:

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

We have significant operations outside of the United States. As a result, we engage in business relationships and transactions that involve many different currencies. Exchange rates between the U.S. dollar and the local currencies in these foreign locations where we do business can vary unpredictably. These variations may have an effect on the prices we pay for key materials and services from overseas vendors in our functional currencies under agreements that are priced in local currencies. If exchange rates with local currencies decline, our effective costs for such materials and services would increase, adversely affecting our profitability. Operating cash balances held at U.S. banks are not federally insured and therefore may pose a risk of loss to us.

Our financial results are significantly influenced by fluctuations in foreign exchange rates.

BRC recognized approximately $3.5 million unrealized gain on foreign exchange during the year ended December 31, 2005 in connection with MTM’s five-year $22.0 million loan agreement with IMPCO that is denominated in U.S. dollars. Of the approximately $3.5 million, for the year ended December 31, 2005, we recognized approximately $2.3 million in other income for the nine months ended December 31, 2005 and approximately $0.6 million, which related to our share of the earnings of BRC prior to our acquisition of the second 50% of BRC, in equity share in income of unconsolidated affiliates. Fluctuations in foreign exchange rates in the future could impact the financial results and cause net income and earnings per share to decline dramatically. We may be unable to effectively hedge our exposure to this risk or significantly reduce our foreign exchange risk. BRC entered into a three-year foreign exchange forward contract on January 5, 2005 for the purpose of hedging the quarterly payments being made by IMPCO to BRC under the MTM Loan leaving $13.6 million unhedged. However, we determined that the foreign exchange agreements did not qualify for hedge accounting treatment. We recognize the gains and losses in fair value of these agreements from fluctuations between the euro and U.S. dollar in other income (loss) in our consolidated statements of operations. In 2005, BRC recognized approximately $0.7 million in expense as an adjustment to the fair value of the foreign exchange forward contract.

We derive income from unconsolidated foreign companies that we do not control.

A portion of our income is generated from the operations of unconsolidated foreign subsidiaries in which we hold minority interests. Although the agreements that govern our relationships with these entities provide us with some level of control over our investments, we do not have the ability to control their day-to-day operations or their management. As a result, we cannot control these entities’ ability to generate income. As of December 31, 2004, we no longer fully consolidate our operations in India despite our 50% ownership of that entity since we no longer have effective control. As of December 31, 2004, we established a 50% joint venture in Mexico for the purpose of serving the Mexican market. We accounted for the results of our joint ventures in India and Mexico using the equity method of accounting. Beginning April 1, 2005 and subsequent to the 100% acquisition of BRC, we recognize 50% of the earnings and losses of WMTM Equipamentos de Gases, Ltda, a Brazilian joint venture with an American partner, and 50% of the earnings and losses of MTE, SrL, an Italian company.

We are highly dependent on certain key personnel.

We are highly dependent on the services of Mariano Costamagna, our Chief Executive Officer, Brad Garner, our Chief Operating Officer, and Marco Seimandi, BRC’s Directtore Generale. These three executives will be extensively involved in, or will directly or indirectly oversee, virtually every aspect of our day-to-day operations. Were we to lose the services of any or all of these executives, we would face a significant risk of declining revenue and/or operating income. Moreover, the loan to us from MTM can be accelerated in the event that Mariano Costamagna is terminated by us for any reason, with certain limitations for termination occasioned by his death or if we materially breach his employment agreement.

We cannot assure you that our internal control over financial reporting is effective or that we will be able to remediate material weaknesses, if any, that may be identified in future periods, or maintain all of the controls necessary for continued compliance.

We are responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We cannot guarantee that we will be able to meet the appropriate deadlines or extended deadlines for our SEC filings in the future which could result in de-listing on NASDAQ.

We filed all of our annual and quarterly SEC reports late in the last year. While we have ultimately filed some of those reports under extended deadlines, others we have not. We cannot guarantee that we will be able to meet the appropriate deadlines or extended deadlines for our SEC filings in the future. As a result of our late filings, we are currently unable to file “short form” registration statements if we were to issue additional securities to the public, thereby increasing the cost of any securities issuances that we might consider. Similarly, we could have additional restrictions imposed on us by Nasdaq and the SEC as a result of any future late filings. Such restrictions could include, and are not limited to, de-listing on Nasdaq. While we might be able to seek listing on a smaller exchange or have our common stock traded through the over-the-counter market, de-listing on Nasdaq could affect the value and liquidity of our common stock.

Our business is directly and significantly affected by regulations relating to vehicle emissions. If current regulations are repealed or if the implementation of current regulations is suspended or delayed, our revenue may decrease. In addition, we rely on emissions regulations, the adoption of which is out of our control, to stimulate our growth.

Our business has fluctuated significantly as a result of regulation of vehicle emissions. For example, our 78% increase in revenue from U.S. Operations during 2004 over 2003 is primarily attributable to the U.S. EPA’s recently promulgated regulations requiring strict emission certification requirements for nonroad spark-ignition engines over 19 KW (25 hp). If regulations relating to vehicle emissions are amended in a manner that may allow for more lenient standards, or if the implementation of such standards is delayed or suspended, the demand for our products and services could diminish and our revenue could decrease. In addition, demand for our products and services may be adversely affected by the perception that emission regulations will be suspended or delayed.

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

In some jurisdictions, such as the United States, governments provide tax benefits for clean-air vehicles, including tax credits, rebates and reductions in applicable tax rates. In certain of our markets these benefits extend to vehicles powered by our systems. From time to time, governments change tax policies in ways that create benefits such as those for our customers. Reductions or eliminations in these benefits may adversely affect our revenue.

The potential growth of the alternative fuel products market will have a significant impact on our business.

Our future success depends on the continued global expansion of the gaseous fuel industry. Many countries currently have limited or no infrastructure to deliver natural gas and propane. Major growth of the international markets for gaseous fuel vehicles is significantly dependent on international politics, governmental policies and restrictions related to business management. In the United States, alternative fuels such as natural gas currently cannot be readily obtained by consumers for motor vehicle use and only a small percentage of motor vehicles manufactured for the United States are equipped to use alternative fuels. Users of gaseous fuel vehicles may not be able to obtain fuel conveniently and affordably, which may adversely affect the demand for our products. We do not expect this trend to improve in the United States in the foreseeable future. Our ability to attract customers and sell products successfully in the alternative fuel industry also depends significantly on the current price differential between liquid fuels and gaseous fuels. We cannot assure you that the global market for gaseous fuel engines will expand broadly or, if it does, that it will result in increased sales of our fuel system products. In addition, we have designed many of our products for gaseous fuel vehicles powered by internal combustion engines, but not for other power sources, such as electricity or alternate forms of power. If the major growth in the gaseous fuel market relates solely to those power sources, our revenue may not increase and may decline.

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

Approximately $11.0 million or 6.2% of our total assets at December 31, 2005 were net intangible assets, including technology, customer relationships, trade name, and approximately $36.3 million or 20.5% of our total assets at December 31, 2005 were goodwill that we acquired primarily from BRC. We amortize the intangible assets, with the exception of goodwill, based on our estimate of their remaining useful lives and their values at the time of acquisition. We are required to test goodwill for impairment at least on an annual basis, or earlier if we determine it may be impaired due to change in circumstances. We are required to test the other intangible assets with definite useful lives for impairment whenever events or changes in circumstances indicate that the carrying amounts of the intangible assets may not be recoverable. If impairment exists in any of these assets, we are required to write-down the asset to its estimated recoverable value as of the measurement date. Such impairment write-downs may significantly impact our results of operations.

Future sales of our common stock could adversely affect our stock price.

Substantial sales of our common stock, including shares issued upon exercise of our outstanding options and warrants, in the public market or the perception by the market that these sales could occur, could lower our stock price or make it difficult for us to raise additional equity. As of December 31, 2005, we had 28,902,791 shares of common stock outstanding, excluding 23,855 shares issued but held by IMPCO as treasury stock. Of these shares, 28,438,866 shares were freely tradable as of December 31, 2005 and 463,925 shares, which otherwise would have been freely tradable, were subject to a lockup agreement that restricted their resale until February 1, 2006.

As of December 31, 2005 up to 765,000 shares of our common stock were issuable upon exercise of warrants outstanding as of that date, all of which may be freely tradable upon exercise thereof. Furthermore, as of December 31, 2005, up to 2,730,431 shares were issuable upon the exercise of options, of which 1,458,540 were vested and exercisable. Subject to applicable vesting and registration requirements, upon exercise of these options the underlying shares may be resold into the public market. In the case of outstanding options and warrants that have exercise prices less than the market price of our common stock from time to time, investors would experience dilution. We cannot predict if future sales of our common stock, or the availability of our common stock for sale, will harm the market price of our common stock or our ability to raise capital by offering equity securities.

Class action litigation due to stock price volatility or other factors could cause us to incur substantial costs and divert our management’s attention and resources.

During the 52 weeks ended December 31, 2005, our stock price has fluctuated from a low of $2.70 to a high of $8.31. In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. Companies in the technology industries are particularly vulnerable to this kind of litigation due to the high volatility of their stock prices. Accordingly, we may in the future be the target of securities litigation. Any securities litigation could result in substantial costs and could divert the attention and resources of our management.

Loans to one of our executive officers may have been amended in violation of Section 402 of the Sarbanes-Oxley Act of 2002.

In December 2000, we loaned Dale Rasmussen, our former Senior Vice President and Secretary, $100,000. In September 2001, we loaned Mr. Rasmussen an additional $175,000. These loans were due and payable in full on July 31, 2002. The first loan was repaid in full on March 8, 2004, and the second loan was paid off in full on July 29, 2005. As a result, the SEC may take the position that this loan is a violation of Section 402 of the Sarbanes-Oxley Act of 2002.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.	Properties.

Facilities

Our executive offices and our Gaseous Fuel Products division are located in Cerritos, California. We currently lease additional manufacturing, research and development and general office facilities, under leases expiring between 2007 and 2011, in the following locations set forth below:

Location	Principal Uses	Square Footage
Cerritos, California	Corporate offices; manufacturing; design, development and testing	105,000

Sterling Heights, Michigan	Sales, marketing application, development and assembly	78,000

Rijswijk, Holland	Sales, marketing application, development and assembly	16,000

Cheltenham, Australia	Sales, marketing application, development and assembly	15,000

Sydney, Australia	Sales, marketing and assembly	7,500

Fukuoka, Japan	Sales, marketing and assembly	4,000

Cherasco, Italy	Sales, marketing application, development and assembly	237,600

Manaus, Brazil	Assembly	145,000

Total		608,100

Relocation of Research and Development Facility

On March 18, 2005, we announced our intention to close the Seattle facility and relocate key technical personnel to other IMPCO facilities. On July 7, 2005, we received approval from the landlord of the Seattle facility to proceed with a sublease agreement in which the facility would be subleased for the remainder of the lease term through September 2011. We did not assume any additional liability under the sublease agreement that we had not already assumed under the master lease agreement with the landlord. We exited the facility on August 1, 2005 and made restorations to the facility through October 31, 2005 to restore the facility to its original condition.

Relocation of North American Headquarters and Production Facility

On September 6, 2005, we signed an agreement to sublease a 108,000 square foot building, including 20,000 square feet of office space, located in Santa Ana, California, for a term of 13 years beginning September 1, 2005. We plan to relocate our combined corporate headquarters and U.S. manufacturing operations from its current location in Cerritos, California, to the Santa Ana Facility during the first quarter of 2006. We also plan to relocate some of our current U.S. production lines to our BRC facility in Cherasco, Italy. We believe the new location has sufficient space to modernize and consolidate most of our North American production and component engineering facilities. We plan to install new state-of-the-art production lines, machining, and test equipment in the Santa Ana Facility. As a global leader in the alternative fuels marketplace, our strategy is to use the improved efficiencies, capabilities and capacity to position us to better serve our markets and to take advantage of new products and new markets.

The annual rent for the Santa Ana Facility is $0.7 million, which is set to increase 3% every year pursuant to the terms of the agreement. The terms of the agreement also include rent abatement for the first three months, subject to certain conditions.

Closure and Liquidation of Operations in Mexico

In the fourth quarter of 2005, we determined that we should consider the liquidation of our Mexico joint venture IBMexicano and have agreed with our 50% joint venture partner to wind-down the business. We intend to continue to sell in the Mexico market through independent distributors. As a result, we recorded an impairment charge of approximately $0.9 million, to write-off our investment in IBMexicano. During the first half of 2006, we also plan to close our wholly owned Mexico subsidiary, IMPCO Mexicano. As a result, during 2005 we recorded approximately $1.3 million in additional inventory reserves and allowance for doubtful trade and related party receivables.

In conjunction with our 50% partner in the IBMexicano joint venture, we expect to close and liquidate the assets of IBMexicano prior to the end of the second quarter of 2006. Cash proceeds, or net realizable value, from this closure will be used to settle remaining related party receivables of approximately $1.4 million on our consolidated balance sheet at December 31, 2005.

Conversion of joint ventures in India and Egypt to distributorships

We are also in the process of converting our joint ventures in India and Egypt into independent distributorships in order to decrease administrative costs of maintaining the joint ventures while continuing to sell our products in these markets.

We also lease nominal amounts of office space in Australia and France. We believe our facilities are presently adequate for our current core product manufacturing operations and OEM development programs and production.

Item 3.	Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of the ordinary course of our business. We are not a party to, and to our knowledge there are not threatened, any claims or actions against us, the ultimate disposition of which would have a material adverse effect on us. MTM is a defendant in a lawsuit brought by ICOM, SrL, filed in the local court at Milan, Italy. That lawsuit initially sought injunctive relief and damages for infringement of ICOM’s alleged exclusive rights to sell ring-style gaseous fuel tanks in Italy. The trial court initially denied the plaintiff’s motion for injunctive relief and subsequently denied the plaintiff’s damages claims. The case remains on appeal, and BRC’s management has indicated they believe the plaintiff’s claims are without merit.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted for the vote or approval of our security holders during the quarter ended December 31, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ National Market under the symbol “IMCO.” The following table sets forth, for the periods indicated, the high and low sale prices of our common stock as reported on the NASDAQ National Market. Bid quotations reflect inter-dealer prices, without adjustments for mark-ups, mark-downs, or commissions, and may not necessarily represent actual transactions.

	High	Low
Year Ended December 31, 2004
First Quarter	$9.50	$4.25
Second Quarter	$6.70	$4.45
Third Quarter	$6.85	$4.13
Fourth Quarter	$7.73	$4.80
Year Ended December 31, 2005
First Quarter 2005	$7.75	$5.05
Second Quarter 2005	$5.49	$2.70
Third Quarter 2005	$8.31	$4.20
Fourth Quarter 2005	$6.38	$4.50

As of December 31, 2005, there were approximately 499 holders of record of our common stock.

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

Deferred Compensation Plan

The following table sets forth repurchases of our common stock in the open market during the fourth quarter 2005 in order to provide for our obligations under IMPCO’s Deferred Compensation Plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May be Purchased Under the Plans or Programs
October 1 to 31, 2005	1,142	$5.00	n/a	n/a
November 1 to 30, 2005	480	$5.23	n/a	n/a
December 1 to 31, 2005	481	$5.06	n/a	n/a

Total	2,103	$5.07	n/a	n/a

Item 6.	Selected Financial Data.

The following selected financial information for the fiscal years ended April 30, 2001 and 2002, the eight months ended December 31, 2001 and 2002 and the years ended December 31, 2003, 2004 and 2005 is derived from our audited consolidated financial statements. The financial data below for the years ended December 31, 2003, 2004 and 2005 should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

(in thousands, except per share data)	Fiscal Year Ended		Eight Months Ended December 31,		Year Ended December 31,
	April 30, 2001	April 30, 2002
			2001	2002	2003	2004	2005
			(unaudited)
Statements of Operations:
Revenue	$80,539	$67,676	$45,707	$46,421	$74,740	$118,292	$174,539
Cost and expenses:
Cost of revenue	49,499	44,542	29,185	33,071	51,780	91,554	126,971
Research and development expense	5,870	5,856	3,712	2,635	3,803	4,634	8,052
Selling, general and administrative expense	18,560	19,677	13,076	11,922	19,638	20,331	33,541
Amortization of intangible assets	—	—	—	—	—	—	1,334
Impairment loss of goodwill	—	—	—	—	—	2,833	—
Acquired in-process technology	—	—	—	—	—	—	99
Total costs and expenses	73,929	70,075	45,973	47,628	75,221	119,352	169,997
Operating income (loss)	6,610	(2,399)	(266)	(1,207)	(481)	(1,060)	4,542
Loss on extinguishment of debt	—	—	—	—	—	(6,752)	—
Other income, net	—	—	—	—	—	—	547
Interest expense	(1,088)	(1,164)	(933)	(995)	(4,211)	(5,643)	(1,035)
Interest income	1,309	236	112	112	172	134	345
Income (loss) from continuing operations before tax and cumulative effect of a change in accounting principle	6,831	(3,327)	(1,087)	(2,090)	(4,520)	(13,321)	4,399
Equity share in earnings of unconsolidated affiliates	—	—	—	—	(1,107)	1,157	1,075
Impairment loss in unconsolidated affiliates	—	—	—	—	—	(214)	(1,045)
Income tax (expense) benefit	(3,157)	1,131	469	(23,240)	(668)	(2,325)	(14,025)
Minority interest in earnings of consolidated subsidiaries	—	(224)	(290)	51	(605)	(1,176)	(975)
Income (loss) from continuing operations, net of tax, before cumulative effect of a change in accounting principle (1)	3,674	(2,420)	(908)	(25,279)	(6,900)	(15,879)	(10,571)
Loss from discontinued operation, net of tax (3)	(16,777)	(25,016)	(17,908)	(3,115)	—	—	—
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	—	—	(117)
Net loss applicable to common stock	$(13,103)	$(27,436)	$(18,816)	$(28,394)	$(6,900)	$(15,879)	$(10,688)
Net loss per share (2):
Basic and diluted:
Income (loss) from continuing operations before cumulative effect of a change in accounting principle	$0.37	$(0.20)	$(0.09)	$(1.76)	$(0.41)	$(0.85)	$(0.39)
Loss from discontinued operation	$(1.69)	$(2.25)	$(1.71)	$(0.22)	$—	$—	$—
Per share effect of the cumulative effect of a change in accounting principle	$—	$—	$—	$—	$—	$—	$(0.01)
Net loss	$(1.32)	$(2.45)	$(1.80)	$(1.98)	$(0.41)	$(0.85)	$(0.40)
Balance Sheet Data:
Total current assets	$79,636	$61,825	$60,439	$35,243	$44,129	$43,978	$105,869
Total assets	120,763	123,449	117,270	75,978	101,136	98,452	176,845
Total current liabilities	28,089	33,110	20,332	24,038	21,990	29,461	68,269
Long-term obligations	7,998	5,393	25,236	101	19,195	21,253	12,141
Stockholders’ equity	82,631	82,678	69,401	49,622	57,129	44,831	88,286

(1)	Includes in the eight months ended December 31, 2002 and years ended December 31, 2003, 2004 and 2005, $24.0 million, $2.5 million, $9.1 million and $10.4 million, respectively, additions to valuation allowance to establish a reserve for the deferred tax assets that are unlikely to be realized in the next three years (See note 4 of the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K).
(2)	See Note 8 of the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for an explanation of the method used to determine the number of shares used to compute net loss per share.
(3)	The financial results of Quantum fuel Systems Worldwide, Inc. are shown as a loss on discontinued operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion includes forward-looking statements about our business, financial condition, and results of operations, including discussions about management’s expectations for our business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and in light of recent events and trends, and you should not construe these statements either as assurances of performances or as promises of a given course of action. Instead, various known and unknown factors are likely to cause our actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. A list of the known material factors that may cause our results to vary, or may cause management to deviate from its current plans and expectations, is included in Item 1A “Risk Factors.” The following discussion should also be read in conjunction with the consolidated financial statements and notes included herein.

Overview

We design, manufacture and supply alternative fuel products and systems to the transportation, industrial and power generation industries on a global basis. Our components and systems control the pressure and flow of gaseous alternative fuels, such as propane and natural gas, for use in internal combustion engines. Our products improve efficiency, enhance power output and reduce emissions by electronically sensing and regulating the proper proportion of fuel and air required by the internal combustion engine. We also provide engineering and systems integration services to address our individual customer requirements for product performance, durability and physical configuration. For more than 48 years, we have developed alternative fuel products. We supply our products and systems to the market place through a global distribution network of hundreds of distributors and dealers in 70 countries and 120 original equipment manufacturers, or OEMs.

We classify our business into three operating segments: U.S. Operations, IMPCO International Operations, which we refer to as IMPCO International and BRC Operations, which we refer to as BRC. Our U.S. Operations sells products, including complete certified engines, parts and conversion systems, for applications in the transportation, material handling, stationary and portable power generator and general industrial markets. IMPCO International includes our operations in Australia, Europe, Mexico, India and Japan, and provides distribution for our products, predominantly from U.S. Operations and some product assembly. Our BRC operations sell predominantly transportation-related products worldwide. As of December 31, 2004, we no longer consolidated our operations in Mexico and India as part of International Operations. Since we have 50% ownership in these entities and lack effective control over their operations, during 2005 we accounted for these operations using the equity method of consolidation. We included the results of BRC’s operations with our consolidated results beginning with the second quarter of 2005 and its balance sheet as of March 31, 2005.

We recognize revenue for product sales when title is transferred, ordinarily when products are shipped, and when management is reasonably assured of collectibility. We provide for returns and allowances as circumstances and facts require.

Net loss was $10.7 million on revenue of approximately $174.5 million in 2005 as compared to net loss of $15.9 million on revenue of approximately $118.3 million in 2004.

The net loss for 2005 includes additional valuation allowance for deferred taxes of approximately $10.9 million, which effectively wrote off the remaining balance in deferred tax assets in the United States and $2.2 million of additional compensation expenses in connection with the extension of the terms of options issued to our former Chief Executive Officer and former Chief Operating Officer for IMPCO International. We also recorded additional provision for slow moving inventory and uncollectible accounts totaling $0.4 million in our Mexico operation reflecting the declining level of business in that market. During the fourth quarter of 2005, we recorded an impairment charge of approximately $1.0 million for our equity investment in our 50%-owned affiliate in Mexico, IBMexicano. We do not believe that there will be adequate cash flows generated from IBMexicano in the future to support its carrying value in our consolidated financial statements. As a result of the write-off of the investment, we will no longer include future losses of IBMexicano in our consolidated financial statements. Anticipating the closure and liquidation of our wholly owned subsidiary in Mexico in the first half of 2006, we wrote off the cumulative foreign currency translation adjustment of $0.5 million which had been previously deferred during the course of consolidating our wholly owned Mexico subsidiary. These losses in 2005 were partially offset by a strong operating performance by our BRC Operations in which revenue on a twelve month basis were $94.5 million or 61.3% higher than 2004 revenue and net income was $10.4 million or 225.0% higher over the same period. Our share in these earnings was $1.6 million and $9.0 million during 2004 and 2005, respectively, or an increase of $7.4 million. BRC also recorded a $2.2 million transaction gain in currency fluctuations between the dollar and the euro during 2005. We cannot predict nor assure readers that the 2005 operating performance of BRC or the favorable movements in foreign exchange will continue into 2006 or be as favorable for future reporting periods or fiscal years.

Net loss for the year ended December 31, 2004 of $15.9 million included a loss on the extinguishment of debt of $6.8 million on the payoff of the Bison Loan in December 2004; increase in the valuation allowance for deferred tax assets of $9.1 million; write-off of goodwill totaling $2.8 million for reduction of business in Japan and Mexico; a change in accounting estimate for excess and obsolete inventories resulting in a charge of $1.3 million; additional costs incurred for preparation and auditing for Sarbanes-Oxley Act of 2002 of approximately $0.6 million; and severance costs of personnel reductions of approximately $0.8 million in conjunction with the board approved transition plan for the integration of IMPCO and BRC.

Net loss for the year ended December 31, 2003 of $6.9 million was primarily due to the continuing negative impact on the US and international markets of the economic reductions resulting from the events of September 11, 2001. The industrial and transportation markets worldwide are beginning to approach the level of economic activity prior to that event.

Recent Developments

Business Acquisition

In a series of related transactions between October 2, 2002 and July 29, 2003, we acquired 50% of BRC’s equity from two of its founders, Mariano Costamagna and Pier Antonio Costamagna. The aggregate price for the purchase of the initial 50% equity interest including other direct expenses of $1.6 million was approximately $25.5 million. On October 22, 2004, we entered into an agreement to purchase the remaining 50% equity interest from those same individuals using a combination of cash and stock. On March 10, 2005, our stockholders approved the issuance of 5,098,284 shares of our common stock to be used as part of the purchase price for the acquisition of the 50% remaining ownership of BRC. The BRC purchase transaction was completed and closed on March 31, 2005. The terms of the transaction include a cash payment of approximately $10.0 million and an issuance of 5,098,284 shares of our common stock. We assigned a value of approximately $29.3 million to the common stock issued based on a price of $5.74 determined by the weighted average closing price of our common stock for the three days prior to and following the acquisition announcement date of October 22, 2004. Including other direct costs of approximately $1.5 million, the aggregate amount paid for the remaining 50% of BRC was approximately $40.8 million. Based on the last reported sale of our common stock as of March 24, 2005 of the value of the consideration received by the founders was approximately $36.3 million.

Equity Offering

On February 4, 2005, we sold 4,000,000 shares of our common stock as part of a public offering to investors and realized net proceeds of approximately $20.9 million inclusive of approximately $1.0 million of issuance expenses. On February 11, 2005, the underwriters exercised their over-allotment option and we sold an additional 600,000 shares from which we received additional net proceeds of approximately $3.2 million. Approximately $10.0 million of the proceeds from the public offering were placed in an escrow account for use as partial consideration in the acquisition of the remaining 50% ownership of BRC.

Management Transition

Effective January 1, 2005, Mariano Costamagna, the principal executive officer of BRC became our new Chief Executive Officer and President, and on the same date, Mr. Robert Stemmler, the former Chairman of the Board of Directors, resigned as our Chief Executive Officer, a position he had occupied since May 1993. On April 6, 2005, Mr. Stemmler also resigned from the board of directors, effective May 3, 2005. Mr. Stemmler had been a director since May 1993 and the Chairman of the Board of Directors since June 1998. Mr. Stemmler became a full time employee consultant to support the transition to a new Chief Executive Officer until March 17, 2005, when his consulting relationship was changed. Pursuant to his consulting agreement, Mr. Stemmler was to serve as a consultant through April 30, 2005. On March 11, 2005, we entered into a revised employee consulting agreement with Mr. Stemmler pursuant to which he will perform duties assigned to him by Mariano Costamagna from March 11, 2005 through March 31, 2007.

On April 7, 2005, Nickolai A. Gerde resigned as our Vice President of Finance, Chief Financial Officer and Treasurer. On May 18, 2005, Thomas M. Costales was appointed interim Chief Financial Officer and Treasurer, a position he previously held from 1995 to 2000. On September 20, 2005, Mr. Costales was appointed Chief Financial Officer and Treasurer.

Relocation of Research and Development Facility

On March 18, 2005, we announced our intention to close our Seattle facility and relocated key technical personnel to other IMPCO facilities. On July 7, 2005, we received approval from the landlord of the Seattle facility to proceed with an agreement to sublease the facility for the remainder of the lease term through September 2011. We did not assume any additional liability under the sublease agreement that we had not already assumed under the master lease agreement with the landlord. We exited the facility on August 1, 2005 and recorded approximately $1.5 million in accelerated amortization expense for leasehold improvements, and furniture and fixtures. During 2005, we incurred approximately $0.5 million in additional expenses related to the closure of the Seattle facility, of which approximately $0.4 million represented cash outflows.

Relocation of North American Headquarters

On September 6, 2005, we signed an agreement to sublease a 108,000 square foot building, including 20,000 square feet of office space, located in Santa Ana, California, for a term of 13 years beginning September 1, 2005. We plan to relocate our combined corporate headquarters and U.S. manufacturing operations from our current location in Cerritos, California, to the Santa Ana Facility by the second quarter of 2006. We believe the new location has sufficient space to modernize and consolidate most of our North American production and component engineering facilities. We are planning to install new state-of-the-art production lines, machining, and test equipment in the Santa Ana Facility. We are also planning to relocate some of our current U.S. production lines to our BRC facility in Cherasco, Italy. As a global leader in the alternative fuels marketplace, our strategy is to use the improved efficiencies, capabilities and capacity to position us to better serve our markets and to take advantage of new products and new markets.

The annual rent for the Santa Ana Facility is $0.7 million, which is set to increase 3% every year pursuant to the terms of the agreement. The terms of the agreement also include rent abatement for the first three months, subject to certain conditions. In connection with this relocation, we recognized approximately $0.7 million in expenses during 2005, consisting of approximately $0.1 million for accelerated amortization of leasehold improvements and furniture and fixtures, approximately $0.2 million for the recognition of incremental rent expense for the Santa Ana Facility prior to the planned exit of the Cerritos Facility and the fair value of the remaining lease obligation of the Cerritos Facility of approximately $0.4 million. During 2005, we incurred approximately $0.3 million in cash outflows including approximately $0.2 million in leasehold improvements in the new facility.

Closure and Liquidation of Operations in Mexico

In the fourth quarter of 2005, we determined that we should consider the liquidation of our Mexico joint venture IBMexicano and have agreed with our 50% joint venture partner to wind-down the business. We intend to continue to sell in the Mexico market through independent distributors. As a result, we recorded an impairment charge of approximately $0.9 million, to write-off our investment in IBM. During the first half of 2006, we also plan to close our wholly owned Mexico subsidiary, IMPCO Mexicano. As a result, during 2005 we recorded approximately $1.3 million in additional inventory reserves and allowance for doubtful trade and related party receivables.

In conjunction with our 50% partner in the IBMexicano joint venture, we expect to close and liquidate the assets of IBMexicano prior to the end of the second quarter of 2006. Cash proceeds, or net realizable value, from this closure will be used to settle remaining related party receivables of approximately $1.4 million on our consolidated balance sheet at December 31, 2005.

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

Revenue Recognition.

We recognize revenue for product sales when title is transferred, ordinarily when products are shipped and when management is reasonably assured of collectibility. Furthermore, we recognize revenue for product sales when persuasive evidence of an arrangement, such as agreements, purchase orders or written requests, exist; delivery has been completed and no significant obligations remain; our price to the buyer is fixed or determinable; and collection is probable. The costs of shipping and handling, when incurred, are recognized in the cost of goods sold. We provide for returns and allowances as circumstances and facts require.

Allowance for Doubtful Accounts.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Research and Development.

We expense all research and development when incurred. Equipment used in research and development with alternative future uses is capitalized.

Warranty.

We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability may be required. We believe that our warranty experience is within the industry norms. Our standard warranty period is 18 months from the date of manufacture. The warranty obligation on our certified engine products can vary from three to five years depending on the specific part and the actual hours of usage. During 2004 and 2005, we recorded additional warranty reserves of $0.7 million and $1.1 million, respectively.

Inventory Reserves.

We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. During 2004 and 2005, we recorded inventory reserves of $1.8 million and $2.6 million, respectively.

Goodwill.

We operate wholly-owned and majority-owned subsidiaries. We record goodwill at the time of purchase for the amount of the purchase price over the fair values of the assets and liabilities acquired. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the goodwill, thereby possibly requiring an impairment charge in the future. During 2004, we recorded a $2.8 million impairment loss of goodwill for our operations in Mexico and Japan.

During 2005 we acquired new goodwill of approximately $28.0 million in connection with the completion of the acquisition of BRC. Approximately $11.6 million of this goodwill was acquired in the first 50% acquisition of BRC in 2003 and classified on the balance sheet as part of investment in affiliates until March 31, 2005 when it was classified as part of goodwill on the balance sheet. During 2005, there was no impairment to goodwill.

Intangible Assets.

We amortize intangible assets acquired if they are determined to have definite useful lives. Certain intangible assets, such as acquired technology and trade names, are amortized on a straight-line basis over their estimated reasonable useful lives. Certain other intangible assets such as customer relationships are amortized using an accelerated method since the value of customer relationships is expected to decline at a faster rate. During 2005, we acquired approximately $12.5 million in intangible assets and recorded amortization expense during 2005 of approximately $1.3 million. Based on the current facts and circumstances, the amortization expense expected to be recorded in 2006 and 2007 will be approximately $1.7 million per year.

Deferred Taxes.

Based upon the substantial net operating loss carryovers and expected future operating results, we conclude that it is more likely than not that substantially all of the deferred tax assets at December 31, 2005 may not be realized within a three year period. Consequently, the Company recorded an increase of $10.4 million to the valuation allowance for these deferred tax assets in 2005. The balance of the total valuation allowance was $46.0 million as of December 31, 2005. In addition, we expect to provide a full valuation allowance on future tax benefits realized in the United States until we can sustain a level of profitability that demonstrates our ability to utilize the assets.

Foreign Currency Agreements.

We recognize changes in the fair value of a foreign currency agreement as a component of other income and expense on the consolidated statement of operations, unless the agreement qualifies under hedge accounting. If hedge accounting applies, changes in the fair value of the hedging agreement would be deferred as a component of stockholders’ equity. We also record foreign currency transaction gains and losses as other income and expense on the condensed consolidated statement of operations.

Results of Operations

Years Ended December 31, 2004 and 2005

The following table sets forth our revenue and operating income (in thousands):

	Revenue
	Year Ended December 31,
	2004	2005
U.S. Operations	$92,430	$81,871
IMPCO International Operations	37,672	28,171
BRC Operations (1)	—	74,656
Intersegment Elimination	(11,810)	(10,159)

Total	$118,292	$174,539

	Operating (Loss) Income
	Year Ended December 31,
	2004	2005
U.S. Operations	$7,235	$5,697
IMPCO International Operations	(176)	1,505
BRC Operations (2) (3) (4)	—	8,740
Corporate Expenses (5)	(8,105)	(11,395)
Intersegment Elimination	(14)	(5)

Total	$(1,060)	$4,542

(1)	Includes BRC revenue for the nine months ended December 31, 2005.
(2)	Includes BRC operating income for the nine months ended December 31, 2005.
(3)	Includes $0.1 million in-process R&D expense related to the acquisition of BRC.
(4)	Includes approximately $1.3 million in amortization expense for intangible assets acquired from BRC.
(5)	Represents corporate expenses not allocated to any of the operating segments.

The following tables set forth our product revenue by application and by geographical areas across all reporting segments for fiscal years 2004 and 2005 (in thousands of dollars):

	Year Ended December 31,
Revenues:	2004		2005
Industrial	$91,341	77.2%	$83,715	48.0%
Transportation	26,951	22.8%	90,824	52.0%

Total	$118,292	100.0%	$174,539	100.0%

	Year Ended December 31,
Revenues:	2004		2005
North America	$65,206	55.0%	$59,826	34.3%
Europe	29,519	25.0%	87,689	50.2%
Asia & Pacific Rim	14,258	12.1%	19,319	11.1%
Latin America	9,309	7.9%	7,705	4.4%

Total	$118,292	100.0%	$174,539	100.0%

Total revenue increased approximately $56.2 million, or 47.5%, to $174.5 million in 2005 from $118.3 million in 2004. The increase in revenue for 2005 was the result of $74.7 million of BRC revenue recorded during the nine month-period from April 1, 2005 to December 31, 2005, offset by a decline of $10.6 million, in revenue from our U.S. Operations and a $9.5 million decline in IMPCO International. The decline in the U.S. Operations revenue was due to the end of an OEM program and a leveling off of shipments of our certified engine packages and fuel systems that were the primary source of revenue growth in 2004. In IMPCO International, revenue declined primarily due the reorganization of our Mexico and India operations in December 2004, and as such, these operations were consolidated in 2005 under the equity method. Revenue in the transportation market segment increased in 2005 by $63.9 million, or 236.7%, due to the inclusion of BRC, which serves the transportation market exclusively. The industrial market declined by $7.6 million, or 8.3%, due primarily to the end of an OEM program and reduced level of shipments of certified engines in U.S. Operations.

Total operating income increased by $5.6 million or 528.1% to $4.5 million in 2005 from an operating loss of $1.1 million in 2004. The increase in operating income was due to the $56.2 million increase in revenue offset by a $35.4 million increase in cost of revenue and a $15.2 million increase in operating expenses. The higher revenue and expense are attributable to the inclusion of BRC in our consolidated results.

U.S. Operations.    During 2005, revenue decreased by approximately $10.6 million, or 11.4%, to $81.9 million, from $92.4 million during the same period in the prior year. The decrease in revenue during 2005 was primarily due to a $5.6 million decrease in revenue from our industrial market segment and a $5.0 million decrease in revenue from our transportation market segment. During 2004, revenue from our industrial market segment increased significantly due to shipments of our certified engine systems to customers required to comply with the EPA regulations effective January 1, 2004 that imposed more stringent emissions requirements on certain “off-road” vehicles. During 2005, shipments of our certified engine systems into distribution were lower than during the same period in the prior year because the initial demand for certified engines was met during 2004. The decline in our transportation market segment revenue is primarily due to the completion of a vehicle conversion program in 2004 that did not recur in 2005.

For 2005, U.S. Operations recorded operating income of $5.7 million compared to operating income of $7.2 million during the same period in the prior year. Operating income was lower in 2005 due to $10.6 million in lower revenue and $1.3 million in higher operating expenses primarily due to the $1.5 million in accelerated amortization of leasehold improvements at the closed Seattle facility.

IMPCO International Operations.    Revenue decreased by approximately $9.5 million, or 25.2%, to $28.2 million in 2005 from $37.7 million during the same period in the prior year. The decrease in revenue during 2005 was primarily due to the reduction in our ownership in Mexico and India to 50%, as we changed to the equity method to recognize the results of operations in these countries.

For 2005, operating income increased by approximately $1.7 million to $1.5 million from an operating loss of $0.2 million during the same period in 2004. An $8.3 million decline in cost of revenue and a $2.9 million decline in operating expenses in 2005, offset by the $9.5 million decrease in revenue contributed to the increase in operating income. Operating expenses in 2005 included a $0.9 million increase in the allowance for doubtful accounts related to a receivable from our 50% owned Mexico joint venture, which we expect to liquidate, and $0.4 million in additional inventory reserves for obsolete returned equipment our Mexico operations.

BRC Operations.    BRC Operations became an operating segment of our business in the second quarter of 2005. BRC’s revenue and operating income for the nine months ended December 31, 2005 were approximately $74.7 million and $8.7 million, respectively, including approximately $1.8 million in amortization and depreciation expenses related to intangible assets and step-up in fair value of fixed assets acquired in the acquisition of the remaining 50% of BRC.

We completed the purchase price allocation of the BRC acquisition in the fourth quarter of 2005 and allocated approximately $12.5 million and $5.1 million to intangible assets and fixed assets, respectively, with estimated useful lives ranging from seven to eleven years for the intangible assets and five to eight years for the fixed assets. For 2005, we recorded amortization expense of approximately $1.3 million for the intangible assets and approximately $0.5 million for depreciation of the step-up in fair value of fixed assets. In future years, the amount of amortization and depreciation will vary due to future changes to the remaining useful lives, movements in the exchange rate between the U.S. dollar and the euro, and the use of an accelerated amortization schedule for the fair value allocated to customer relationships; however, we estimate that the amount of combined amortization and depreciation during 2006 and 2007 will be approximately $2.4 million and $2.3 million, respectively.

Corporate Expenses.    Corporate expenses consist of general and administrative expenses that support our operating segments in areas such as executive management, finance, human resources, management information systems, professional legal and accounting services, and investor relations. Corporate expenses for the fiscal year ended December 31, 2005 were approximately $11.4 million compared to approximately $8.1 million in the prior year. Higher corporate expenses were incurred due to additional compensation expense and benefits of $2.2 million related to two of our former officers, and $1.6 million in increased outside professional fees related to our filings with the SEC and our compliance under the Sarbanes Oxley Act of 2002.

Interest Expense.    Net interest expense for 2005 was approximately $0.7 million compared to approximately $5.5 million for 2004, a decrease of $4.8 million, or 87.3%. This decrease is due primarily to the prepayment of the Bison loan in December 2004 for $22.0 million, which included a prepayment penalty of $1.0 million and accrued interest of $1.0 million. Interest costs in 2004 under the Bison loan were approximately $4.9 million and the interest rate in December 2004 was 18.75%. In December 2004 and prior to the remaining 50% acquisition of BRC, we concluded a loan agreement with MTM, SrL, a wholly-owned subsidiary of BRC, in which we borrowed $22.0 million to effectively prepay the Bison Loan. Interest costs under this loan agreement are determined based on the 3-month EURIBOR plus 1.5%, which totaled approximately 3.7% at December 31, 2004 and at March 31, 2005. Beginning with March 31, 2005, we consolidate BRC and consequently we eliminate the MTM Loan upon consolidation. In December 2004, MTM borrowed approximately $11.8 million from Unicredit Banca Medio Credito SpA. and is required to make quarterly payments over a 5 year period of approximately $0.6 million. Interest expense under this loan agreement is based on the 3-month EURIBOR plus 1%, or 3.2% at December 31, 2004 and 4% at December 31, 2005. Interest expense recorded under the MTM Loan for the nine months ended December 31, 2005 was approximately $0.3 million.

Other Income and Expense.    In connection with the MTM Loan and the foreign exchange agreement by BRC during the first quarter of 2005 for the purpose of hedging the quarterly payments due under the MTM Loan, we recognized in other income and expense unrealized foreign exchange gains and losses with respect to “mark to market” of the MTM Loan balance, and gains and losses with respect to the fair value determination of the related foreign agreement because the agreements did not qualify for hedge accounting. In the nine months ended December 31, 2005, we recognized approximately $2.9 million in unrealized gains on foreign exchange in connection with the MTM Loan between the U.S. dollar and the euro (consisting of $2.3 million recorded in other income and $0.6 million recorded in equity in earnings from unconsolidated subsidiaries) offset by a recognized loss on the foreign currency agreement of approximately $0.7 million.

We routinely conduct transactions in currencies other than our reporting currency, the U.S. dollar. We cannot estimate or forecast the direction or the magnitude of any foreign exchange movements with any currency that we transact in; therefore, we do not measure or predict the future impact of foreign currency exchange rate movements on our consolidated financial statements.

Income in Unconsolidated Affiliates.    For 2004 and 2005, we recognized income of approximately $1.2 million and $1.1 million, respectively, as our share in the income of unconsolidated affiliates. Prior to the second quarter of 2005, we recognized our share in the earnings of BRC, and, accordingly, we recorded income of approximately $1.3 million in the first quarter of 2005. During the remainder of 2005, we fully consolidated BRC and did not record any income in this account. During the fourth quarter of 2005, we recognized an impairment loss of our 50% investment in IBMexicano in the amount of approximately $0.9 million and a loss in MIL of approximately $0.1 million. During 2005, we recognized our share in the losses of IBMexicano in the amount of $0.1 million. During 2004, we recognized income of $1.2 million for our share in the earnings of BRC and $0.2 million in losses for the write-off of investments in Egypt and China.

Provision For Income Taxes.    In 2005, the estimated effective annual tax rate was 319.2% compared to 17.5% for the prior year. The increase from prior year is predominantly attributed to the valuation allowance recorded in 2005 and increase in foreign tax due to an increase in permanent differences. During 2005, we recognized a tax provision for approximately $14.0 million as compared to $2.3 million in the prior year. In 2004 and 2005, for the U.S. Operations, we recorded an increase in the valuation allowance for deferred taxes of approximately $9.1 million and $10.4 million, respectively, to reserve the carrying value of net deferred tax assets because we determined that the likelihood of recoverability of the net deferred tax asset was less than the “more likely than not” threshold as defined by SFAS No. 109, Accounting for Income Taxes.

Years Ended December 31, 2003 and 2004

The following table sets forth our revenue and operating income in thousands of dollars:

	Revenue
	Year Ended December 31,
	2003	2004
U.S. Operations	$51,951	$92,430
International Operations	36,107	37,672
Intersegment Elimination	(13,318)	(11,810)

Total	$74,740	$118,292

	Operating Loss
	Year Ended December 31,
	2003	2004
U.S. Operations	$4,549	$7,235
International Operations	1,589	(176)
Corporate Expenses (1)	(6,992)	(8,105)
Intersegment Elimination	373	(14)

Total	$(481)	$(1,060)

(1)	Represents corporate expense not allocated to any of the operating segments.

The following table sets forth our product revenue by application and geographic areas across all reporting segments for 2003 and 2004 (in thousands of dollars):

	Year Ended December 31,
Revenue:	2003		2004
Industrial	$45,217	60.5%	$91,341	77.2%
Transportation	29,523	39.5%	26,951	22.8%

Total	$74,740	100.0%	$118,292	100.0%

	Year Ended December 31,
Revenue:	2003		2004
North America	$32,053	42.9%	$65,206	55.0%
Europe	21,724	29.1%	29,519	25.0%
Asia & Pacific Rim	9,223	12.3%	14,258	12.1%
Latin America	11,740	15.7%	9,309	7.9%

Total	$74,740	100.0%	$118,292	100.0%

Revenue increased $43.6 million, or 58.3%, to $118.3 million in 2004 from $74.7 million for 2003. U.S. Operations revenue increased by $40.5 million, or 77.9%, from $52.0 million to $92.4 million over the same period. IMPCO International increased by $1.6 million, or 4.3%, from $36.1 million to $37.7 million. The increase in revenue for U.S. Operations was in the industrial segment and was attributable to shipments of the Spectrum product line that was launched in the fourth quarter of 2003. The Spectrum product line is designed to address more stringent EPA emission standards impacting certain “off-road” vehicles such as industrial forklifts and other similar industrial equipment. Revenue declined in the transportation market segment by $2.6 million, or 8.7%, from $29.5 million in 2003 to $26.9 million in 2004. This decline was attributed primarily to the Mexican market where potential legislation existed during most of 2004 that would impose additional excise taxes on gaseous-fueled vehicles.

Operating income decreased by $0.6 million, or 120.4% from $0.5 million loss in 2003 to $1.1 million loss in 2004. Operating income was adversely impacted by $1.8 million in additional inventory reserves for slow-moving inventory primarily related to reduced expectations in Mexico and Japan that we believe will cause a portion of our inventory to turn slower than our previous estimates. Operating income was also negatively impacted by the recognition of additional credits for payment incentives in Mexico and product mix of approximately $0.6 million. Operating expenses were negatively impacted by new costs related to our compliance with the Sarbanes-Oxley Act of 2002, or the Act, which required that we provide an assessment of our internal financial controls, subject to an audit by our independent auditors. Costs incurred to comply with Section 404 of the Act were approximately $0.6 million primarily in outside professional fees and consultant fees. We recognized termination costs of $0.8 million anticipating the merger of IMPCO and BRC in 2005 and increased warranty reserves by $0.7 million to reflect more current information regarding customer returns on the new engine systems product line. We also recognized an impairment loss for goodwill of approximately $2.8 million as a result of a change in the strategic direction in Mexico as well as due to reduced revenue expectations for the operations in Japan.

U.S. Operations.    Revenue increased $40.5 million, or 77.9%, to $92.4 million in 2004 from $52.0 million for 2003. The significant increase in revenue is attributable to shipments of the Spectrum product line that was launched in the fourth quarter of 2003.

Operating income increased by $2.7 million, or 59.0% from a profit of $4.5 million in 2003 to $7.2 million profit in 2004. Operating income increased $3.6 million primarily due to increased revenue of $40.5 million partially offset by an increase in cost of revenue of $36.9 million. In addition, R&D and SG&A expenses increased $0.9 million as compared to 2003. Operating income was adversely impacted by $1.3 million in additional inventory reserves for slow-moving inventory related to reduced expectations in Mexico and Japan that we believe will cause a portion of our inventory to turn slower than our revised inventory policy. We recognized an increase in the excess and obsolescence reserve in the fourth quarter of 2004 in the amount of $1.3 million primarily due to the changes in the foreign markets that are served by the U.S. Operations (production) and changes in the U.S. market towards certified engine systems and away from component sales through distribution. The factors that led us to take a charge for obsolescence were: (1) the determination during the fourth quarter as part of our annual planning process that the level of intercompany shipments to foreign subsidiaries was expected to decline during 2005 due to changes in market conditions in the foreign markets; (2) reduced demand for the core IMPCO products produced in the United States for worldwide distribution, as a result of which, a reduction in the production workforce was made in November 2004; and (3) anticipated product mix change from the initiatives to complete the acquisition of BRC and management’s plans to integrate IMPCO’s and BRC’s operations. Operating income was also negatively impacted by increases in the reserve allowance for bad debt of $0.4 million due to the settlement of domestic invoicing issues and approximately $0.4 million in additional warranty reserves.

IMPCO International.    Revenue increased $1.6 million, or 4.3%, to $37.7 million in 2004 from $36.1 million for 2003. Revenue increased primarily in our Dutch and Indian subsidiaries by a total of $3.2 million and were partially offset by a decline of $2.8 million in Mexico.

Operating income decreased by $1.8 million from a profit of $1.6 million in 2003 to a $0.2 million loss in 2004. The decrease in operating income was due primarily to an increase of R&D and SG&A expenses of $2.7 million partially offset by increased revenue of $1.6 million as compared to 2003. Operating income was negatively impacted by the $2.8 million goodwill impairment charge recognized as part of IMPCO International’s financial results for 2004 and additional credits for payment incentives for accounts receivable of $0.4 million and $0.2 million related to past due accounts receivables and product mix, respectively.

Corporate expenses.    Corporate expenses consist of general and administrative expenses at the corporate level to support our operating segments in areas such as executive management, finance, human resources, information systems, legal services and investor relations. Corporate expenses increased by approximately $1.1 million from $7.0 million in 2003 to $8.1 million in 2004. Approximately $0.6 million was related to our compliance with Section 404 of the Act in the form of outside professional fees and consultants. We incurred termination costs totaling approximately $0.5 million in response to a November 2004 transition plan approved by the Board of Directors to reduce redundant costs in anticipation of the BRC acquisition.

Interest Expense.    We recognized interest expense of approximately $5.5 million in 2004 as compared to $4.0 million in 2003. On December 30, 2004, we prepaid the Bison Loan for a total of $22.0 million consisting of a principal payment of $20.0 million plus accrued interest of $1.0 million and a prepayment penalty of $1.0 million. Prior to the payoff of such loan, we incurred during 2004, approximately $4.9 million in interest expense related to Bison, of which approximately $2.3 million was cash interest expense. In December 2004, we were paying an effective interest rate of 18.75%.

Provision for Income Taxes.    In 2004, the estimated effective annual tax rate was 17.5% compared to the previous year’s tax benefit rate of 14.7%. The effective tax rate represents the federal statutory income tax rate, state income taxes and foreign income taxes increased by the permanent differences adjustment and the valuation allowance. During 2004, we recognized a tax provision for approximately $2.3 million as compared to $0.7 million for 2003. During the fourth quarter of 2004, we performed an evaluation of the recoverability of the net deferred tax assets on the consolidated balance sheet and determined that we were more likely than not based on our expectations for future earnings that our future taxable income will more likely than not be sufficient to recover the current balance of $8.1 million over the next three years. Future adverse changes in market conditions, poor operating results and a decline in our projections about future profitability may affect our assessment about the adequacy of the reserve. In the event that we determine that it is more likely than not that we would be unable to realize any portion of the current balance, we would provide additional reserves (allowances) and recognize a charge against income in the period that such a determination is made.

Pursuant to Internal Revenue Code Sec. 382 and 383, certain changes in ownership structure (common stock issuances in the case of IMPCO) may partially or fully limit future use of net operating losses and tax credits available to offset future taxable income and future tax liabilities, respectively. We measured this factor for the year ended December 31, 2004 and believe that is less likely than not to limit us as described above. However, subsequent to 2004, we sold 4,600,000 shares of its common stock in a public offering for the purposes of providing the cash portion of the BRC purchase price and for working capital. In addition, on March 31, 2005, the BRC purchase transaction was closed, resulting in the issuance of 5,098,284 shares of our common stock. These common stock issuances, when measured against other historical common stock issuances and application to the Internal Revenue Code, may result in a limitation on our realization of deferred tax assets in the first quarter of 2005 or future periods.

Equity Share in Income (Losses) of Unconsolidated Affiliates.    During 2004, we recognized a $1.2 million of income representing our share in the earnings of our unconsolidated affiliates as compared to an expense of $1.1 million during 2003. With respect to BRC, we recognized 50% of BRC’s 2004 earnings of approximately $3.1 million in the amount of approximately $1.6 million, offset by approximately $0.4 million in connection with the amortization of the cost differential related to the difference between the fair value and the carrying value of the net assets and liabilities on BRC’s balance sheet as of the acquisition date in July 2003. In 2004, we also recognized $46,000 expense in the 40% interest in Minda IMPCO Limited, which we refer to as MIL as compared to $0.1 million in 2003. In addition, we wrote-off our investments in joint ventures in China and Egypt where we had 51% and 50% equity interest, respectively, for a total amount of approximately $0.2 million.

LIQUIDITY AND CAPITAL RESOURCES.

Our ongoing operations are funded by cash generated from operations, debt financings and sales of our equity securities. In addition, these sources of cash provide for capital expenditures and research and development, as well as to invest in and operate our existing operations and prospective new lines of business.

At December 31, 2005, our cash and cash equivalents totaled approximately $27.1 million, compared to cash and cash equivalents of approximately $8.4 million at December 31, 2004.

Credit Agreements.

Currently, we are party to two significant credit agreements:

The first significant credit agreement is an asset-based credit facility with LaSalle Business Credit LLC or LaSalle dated July 22, 2003, amended as of March 29, 2005 and August 2, 2005. This revolving credit facility carries an interest rate per annum equal to prime plus 1.0%, which amounted to 6.25% per annum at December 31, 2004 and 7.25% at December 31, 2005, and has a borrowing limit equal to 85% of our eligible accounts receivable plus the lesser of $4.5 million or 60% of our eligible inventory as measured from time to time, subject to reasonable reserves established by LaSalle in its discretion. This lender has a senior security interest in substantially all of our assets located in the United States. As of December 31, 2005 this facility carried a maximum borrowing limit of $9.0 million, of which $8.2 million was the actual borrowing capacity. At December 31, 2005 our outstanding balance under this loan agreement was $6.2 million and approximately $2.0 million was available for borrowing as of that date. In accordance with the Third Amendment dated March 29, 2005, the LaSalle Senior Credit Facility was extended by one year and matures on July 18, 2007. Additionally, we agreed with LaSalle to amend the credit facility covenants in effect under the original agreement, and to replace or revise certain covenants related to: (1) our achievement of certain minimum levels of consolidated and domestic EBITDA on a quarterly basis; (2) the quarterly consolidated and domestic fixed charge coverage ratio covenant; (3) the quarterly consolidated and domestic leverage ratio covenant; and (4) the domestic and consolidated tangible net worth at December 31, 2004. In addition, we agreed to incorporate a new covenant that we maintain a minimum defined quarterly level of pre-tax income from both the domestic and consolidated operations. Although we were not in compliance with the EBITDA, fixed change ratio and leverage ratios at December 31, 2004, the Third Amendment waived these covenants. On August 2, 2005, we renegotiated the domestic pre-tax covenant for the third and fourth quarters of 2005 as part of the Fourth Amendment to the Loan and Security Agreement, which we refer to as the Fourth Amendment. At December 31, 2005, we were not in compliance with the domestic pre-tax income covenant and the domestic tangible net worth covenant as established within the Fourth Amendment. On

March 28, 2006, we received a waiver from LaSalle that waives our non-compliance with the applicable covenants as of December 31, 2005. We believe we will not be in compliance with certain covenants in the first quarter of 2006.

The second significant credit agreement is the MTM Loan pursuant to which we borrowed approximately $22.0 million from MTM on December 23, 2004. The proceeds of the MTM Loan were used to retire approximately $22.0 million of our indebtedness under the Bison Loan, an amount that included a prepayment premium and accrued but unpaid interest, which carried an annual interest rate of 18.75% as of December 31, 2004. The MTM Loan, which was guaranteed by Mariano Costamagna and his brother, Pier Antonio Costamagna, carries a rate equal to 1.5% above 3-month EURIBOR per annum, which was at 3.7% during the second quarter of 2005 and 4.0% at December 31, 2005, provided that the rate will increase to 3.5% above 3-month EURIBOR after and during the continuance of a default under the MTM Loan agreement and to 6.5% above 3-month EURIBOR on any unpaid portion of the loan outstanding 30 days after the maturity date of December 31, 2009. Beginning on April 1, 2005, the loan will be repaid in quarterly installments, each in the amount of not less than $0.65 million in the first two years, $0.8 million in the third year, $1.0 million in the fourth year and $1.15 million in the final year, with any remaining unpaid principal and interest to be repaid upon maturity. The MTM Loan provides for automatic acceleration of the MTM Loan in case of a default due to nonpayment for more than 15 days after the date due or due to the termination of Mariano Costamagna as our Chief Executive Officer or a material breach of his employment agreement. The MTM Loan also provides for acceleration of the MTM Loan upon notice from MTM in case of any other default under the MTM Loan. The MTM Loan contains restrictive covenants limiting our ability to: terminate Mariano Costamagna as our Chief Executive Officer, with certain exceptions for termination upon Mr. Costamagna’s death, incur additional debt obligations (other than unsecured trade credit, capital leases and additional debt obligations pursuant to the LaSalle Senior Credit Facility); merge, consolidate or sell our assets; purchase, retire or redeem our capital stock; and make capital expenditures in excess of $2.5 million in any fiscal year. At December 31, 2005, the amount owed under MTM Loan was approximately $19.4 million and we were compliant with the covenants in the MTM Loan and other related terms and conditions.

Other Loans.

As a result of the consolidation of BRC’s balance sheet into IMPCO’s balance sheet, the following loans, which were not presented in our balance sheet at December 31, 2004, are included in our balance sheet at December 31, 2005, and the MTM Loan has been eliminated for purposes of the balance sheet consolidation:

•	On December 2, 2004, MTM entered into a five-year unsecured term loan agreement with Unicredit by which MTM received $11.8 million (at December 31, 2005 exchange rate). The primary purposes of the Unicredit Loan were to improve MTM’s working capital and to consolidate various mid- to long-term debt obligations with a single lender on more attractive terms. The payment terms are such that MTM will pay approximately $0.6 million toward the principal on a quarterly basis throughout the term of the loan and applicable interest based on the 3-month EURIBOR rate plus 1% per annum, which was 3.2% at December 31, 2004 and 3.5% at December 31, 2005. At December 31, 2005, the amount of loan outstanding was approximately $9.5 million. The loan agreement requires that MTM maintain a debt to equity ratio of less than 0.80 and MTM is required to not remit dividends based on income for the fiscal years 2004 and 2005. At December 31, 2005, the MTM debt to equity ratio was 0.29.

•	In 1998 and 2002, BRC entered into unsecured term loan agreements with the Italian Ministry of Industry for the purpose of funding the acquisition of property, plant and equipment and research and development expenditures. The loans are repayable in semi-annual installments through 2011 at an effective rate of 3.0%. At December 31, 2005, approximately $0.7 million was owed under these agreements.

•	At December 31, 2005, BRC had an unsecured line of credit amounting to approximately $1.5 million with no outstanding balance that is used in the event of an overdraft. Additionally, BRC has up to a $7.2 million line of commercial credit secured by customer account receivable drafts, which has a current availability of $7.2 million. Interest rates at December 31, 2005 for the unsecured credit facility and the commercial credit facility were 7.0% and 2.8%, respectively. Both lines of credit are callable on demand.

Equity Sales.

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

Liquidity Ratios.

Our ratio of current assets to current liabilities was 1.6:1.0 at December 31, 2005 and 1.5:1.0 at December 31, 2004. At December 31, 2005, our total working capital had increased by $23.1 million to $37.6 million from $14.5 million at December 31, 2004. This increase is due primarily to the consolidation of BRC, which at December 31, 2005, represented approximately $17.1 million in working capital with cash balances of approximately $13.8 million.

Cash Flows.

Net cash provided by operating activities for 2005, including the effect of BRC for the nine months ended December 31, 2005, was $14.1 million compared to $1.9 million in net cash used by operations for 2004. Cash flows provided by operating activities for 2005, consisted of net of loss of $10.7 million adjusted for non-cash charges for depreciation and amortization expenses of $7.2 million which included $1.3 million in amortization of intangible assets acquired and $0.4 million in depreciation of the step-up in fair value of BRC’s assets. Other non-cash charges that impacted net loss related to valuation allowance against deferred taxes of $10.4 million, a $1.8 million in expense related to stock options held by former executive officers and an impairment loss in investment in unconsolidated subsidiaries of $1.0 million. These were partially offset by a $1.6 million in unrealized gain from the net effect of movements between the U.S. dollar and the euro on the MTM Loan balance and the fair value adjustment for the foreign currency derivative instrument and a $1.1 million in our share in income of unconsolidated affiliates. Changes in working capital that positively affected operating cash flows were a $5.5 million increase in accounts payable, and a $3.7 million increase in accrued expenses, offset by a $2.5 million decrease in inventories and a $0.4 million decrease in accounts receivable.

Net cash used in investing activities for 2005, was $12.8 million, an increase of $10.5 million compared to 2004. This increase was due primarily to payments made to BRC stockholders totaling $10.0 million as part of the acquisition of the remaining 50% of BRC completed on March 31, 2005 and approximately $0.8 million in costs associated with the acquisition activities. Investing activities for 2005 included approximately $1.5 million of cash on BRC’s balance sheet as acquired cash on March 31, 2005.

Net cash provided by financing activities for 2005, including the effect of BRC for the nine months ended December 31, 2005, was $18.9 million or an increase of $16.4 million from $2.5 million provided by financing activities in 2004. This increase was due primarily to the $24.1 million net proceeds from the equity offerings in February 2005 in which 4.6 million shares were sold to investors at a price of $5.75 before underwriter fees and expenses of approximately $2.3 million.

We believe that our existing capital resources together with cash from continuing operations should be sufficient to fund operations for the next 12 months. We have been successful in acquiring necessary waivers to our loan covenants and in revising our covenants to the LaSalle Senior Credit Facility; however, we offer no assurances that LaSalle or any other lender will agree to amend the financial covenants or grant further or continuing waivers in the future. If we are not in compliance with our amended covenants and are unable to obtain the necessary waivers or amendments, our lenders may accelerate our debt, foreclose on certain of our assets or take other legal action against us that, alone or in the aggregate, may have a material adverse effect on our results of operations and financial condition.

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

Our cash requirements may vary materially from those now planned because of fluctuations in our sales volumes or margins or because of other factors identified in Item 1A. “Risk Factors.”

Derivative Financial Instruments

We use in the ordinary course of business derivative financial instruments for the purpose of reducing our exposure to adverse fluctuations in interest and foreign exchange rates. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged. We are not a party to leveraged derivatives and do not hold or issue financial instruments for speculative purposes. On January 5, 2005, our then 50% owned affiliate, BRC initiated a foreign exchange forward contract for the purpose of hedging against foreign currency devaluations that might occur in the future between the euro and the U.S. dollar in connection with the December 22, 2004 $22.0 million loan made between IMPCO and MTM, a subsidiary of BRC. This hedging agreement was not designed to hedge the unrealized foreign exchange gains and losses due to foreign currency movements that occur from time to time that could impact the our consolidated financial results either favorably or unfavorably. We concluded that this agreement did not meet the requirements for hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Accordingly, we recognized losses of approximately $0.7 million for 2005, which are classified on the consolidated statements of operations for 2005 as part of other income (expense).

Foreign Currency Management.    The results and financial condition of our international operations are affected by changes in exchange rates between certain foreign currencies and the U.S. Dollar. Our exposure to fluctuations in currency exchange rates has increased as a result of the growth of our international subsidiaries. The functional currency for all of our international subsidiaries is the local currency of the subsidiary. An increase in the value of the U.S. Dollar increases the costs incurred by our subsidiaries, as most of our international subsidiaries’ inventory purchases are U.S. Dollar denominated, and thus the cost of our products, adversely affecting our competitiveness and profitability. We monitor this risk and attempt to minimize the exposure through the management of cash disbursements in local currencies and, when deemed appropriate, the use of forward currency contracts. On December 22, 2004, we concluded the $22.0 million loan agreement with MTM in which MTM recorded a related party receivable on its books for $22.0 million and IMPCO recorded a corresponding related party liability on its books for the same amount. Under the agreement, the loan will be settled in U.S. dollars. MTM, an Italian company, records transactions on its books using the euro as its reporting currency, and, accordingly, recorded a pre-tax transaction loss of approximately $0.3 million on foreign exchange at December 31, 2004 due to the strengthening of the euro against the U.S. dollar from December 22, 2004 to December 31, 2004.

During fiscal 2005, BRC continued to record the foreign exchange effect of carrying the MTM Loan on its books, as well as other assets and liabilities to be settled in a currency other than the euro, even though this loan was being eliminated for financial reporting purposes beginning with the balance sheet at March 31, 2005. For the nine months ended December 31, 2005, we recognized income of approximately $2.9 million on our statement of operations of which $2.3 million is reported as part of other income on our consolidated statements of operations and $0.6 million in equity in earnings from unconsolidated subsidiaries.

We measured the impact on our statement of operations of a hypothetical 10% increase and a 10% decrease of the spot rate of the euro to the U.S. dollar based on a starting point of 1.1844 dollars to the euro as of December 31, 2005 applied to the loan balance of $19.4 million and determined that a 10% strengthening of the euro to the dollar would result in a pre-tax loss on foreign exchange on MTM’s books of approximately $1.9 million, and, conversely, if the euro weakened against the dollar, the impact would be an approximate gain on foreign exchange of $1.8 million.

The Financial Accounting Standards board has issued SFAS No. 133, Accounting for Derivative Instruments and for Hedging Activities, as amended by SFAS No. 138 Accounting for Certain Derivative Instruments and Certain Hedging Activities-An Amendment of SFAS No. 133, which require the Company to recognize all derivatives on the balance sheet at fair market value. Derivatives that are not designated as hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of the derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

Off-Balance Sheet Arrangements

As of December 31, 2005, we had no off-balance sheet arrangements.

Recent Accounting Pronouncements

SFAS No. 123R, (revised December 2004), Share-Based Payment sets accounting requirements for “share-based” compensation to employees, including employee stock purchase plans or ESPPs and provides guidance on accounting for awards to non-employees. This statement will require us to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. For public entities, this statement is effective for the first interim period beginning after June 15, 2005. However, the SEC has deferred the implementation date to the beginning of the next fiscal year, and, as a result, we intend to adopt this statement in the first quarter of 2006. We expect the adoption of SFAS No. 123R to add approximately $1.0 million in expenses in 2006.

SFAS No. 151, Inventory Costs, eliminates the “so abnormal” criterion in Accounting Research Bulletin 43 Inventory Pricing. This statement no longer permits a company to capitalize inventory costs on its balance sheets when the production defect rate varies significantly from the expected defect rate. The statement reduces the differences between U.S. and international accounting standards. This statement is effective for inventory costs incurred during annual periods beginning after June 15, 2005. We intend to adopt this statement in the first quarter of fiscal 2006. The adoption of SFAS No. 151 is not expected to have a significant impact on our results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, A Replacement of APB Opinion No. 20 and SFAS No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires that most voluntary changes in accounting principle be recognized by retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This Statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This Statement also carries forward the guidance in Opinion 20 requiring justification of a change in accounting principle on the basis of preferability. SFAS No. 154 is effective for fiscal year beginning after December 15, 2005. We intend to adopt SFAS No. 154 beginning January 1, 2006. The adoption of SFAS No. 154 is not expected to have a significant impact on our financial position or results of operations.

Contractual Obligations

The following table contains supplemental information regarding total contractual obligations as of December 31, 2005 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than One Year	2-3 Years	4-5 Years	More Than 5 Years
Revolving lines of credit	$6,248	$6,248	$—	$—	$—
Term loans payable *	10,369	2,635	5,016	2,659	59
Capital lease obligations	1,052	277	674	101	—
Operating lease obligations	22,297	3,238	5,875	4,444	8,740
Other and miscellaneous	3,764	1,263	1,786	715	—

Totals	$43,730	$13,661	$13,351	$7,919	$8,799

*	Excludes discount of $47.

The capital lease obligations are undiscounted and represent total minimum lease payments. The “other and miscellaneous” category includes obligations under employment contracts.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

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

Our most significant foreign currency exposure relates to the euro. On January 5, 2005, BRC entered into foreign exchange forward contracts covering a three-year period for the purpose of hedging the foreign exchange risk between the euro and the U.S. dollar in connection with the quarterly payments made by IMPCO to BRC under the terms of the MTM Loan. This agreement was not designed to hedge the unrealized foreign exchange gains and losses due to foreign currency movements that occur from time to time that could impact the our consolidated financial results either favorably or unfavorably. We concluded that this agreement did not meet the requirements for hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Accordingly, we recognized losses of approximately $0.7 million for 2005, which are classified on the consolidated statements of operations for 2005 as part of other income (expense). As of December 31, 2004 and December 31, 2005, the notional amounts of the foreign exchange forward contracts were $0 and $7.7 million, respectively. The fair values of these contracts as of December 31, 2004 and December 31, 2005, were $0 million and $6.9 million, respectively. We measured the sensitivity of the fair value of the foreign exchange agreements for two hypothetical cases: a 10% strengthening and a 10% weakening of the spot rate of $1.1844 to the euro at December 31, 2005. The analysis showed that a 10% strengthening of the U.S. dollar would have resulted in a loss in the fair value of the foreign exchange agreements of $0.2 million in contrast to the actual recorded loss of $0.7 million. If the U.S. dollar had weakened against the euro by 10%, the foreign exchange agreements would have resulted in a $1.4 million gain in contrast to the actual recorded loss of $0.7 million.

We also recognize foreign exchange gains and losses in relation to the MTM Loan, which had a carrying value of approximately $19.4 million at December 31, 2005. BRC recognizes gains and losses on a mark-to-market basis of this loan balance on its books because the loan will be settled in U.S. dollars and BRC maintains its records in its reporting currency, the euro. Hypothetically, if the U.S. dollar weakened 10% from the spot rate of $1.1844 to the euro at December 31, 2005, to $1.3028 to the euro, BRC would have recorded a loss on foreign exchange of approximately $1.9 million for the three months ended December 31, 2005. If the U.S. dollar strengthened by 10% to the euro from $1.1844 to $1.0767 at December 31, 2005, BRC would have recorded a $1.8 million gain on foreign exchange for the three months ended December 31, 2005. These gains and losses would have offset the losses and gains on the fair value adjustments of our foreign exchange forward contracts.

Debt Obligations.    The following table summarizes our debt obligations at December 31, 2005. The interest rates represent weighted average rates, with the period end rate used for the variable rate debt obligations. The fair value of the debt obligations approximated the recorded value as of December 31, 2005 (U.S. dollar equivalent in thousands).

	Debt Obligations							Fair Value at December 31, 2005
	2006	2007	2008	2009	2010	Thereafter	Total
Debt Denominated in U.S. Dollars
Line of credit, variable interest rate	$6,248	$—	$—	$—	$—	$—	$6,248	$6,248
Interest rate	7.3%	0.0%	0.0%	0.0%	0.0%	0.0%	7.3%	7.3%
Other finance loans	$115	$—	$—	$—	$—	$—	$115	$115
Interest rate	6.5%	6.5%	6.5%	6.5%	6.5%	6.5%	6.5%	6.5%
Capital leases	$230	$249	$277	$101	$—	$—	$857	$857
Interest rate	12.6%	12.6%	12.6%	12.6%	12.6%	12.6%	12.6%	12.6%

Weighted average interest rate, (U.S)	7.4%	12.6%	12.6%	12.6%	0.0%	0.0%	7.9%	7.9%

Debt Denominated in Foreign Currencies
Term loans, variable rate	$2,369	$2,369	$2,369	$2,306	$15	$—	$9,428	$9,428
Interest rate	3.2%	3.2%	3.2%	3.2%	3.2%	3.2%	3.2%	3.2%
Term loans, fixed rate	$150	$138	$141	$144	$147	$106	$826	$826
Interest rate	2.0%	2.0%	2.0%	2.0%	2.0%	2.0%	2.0%	2.0%
Capital leases	$48	$88	$59	$—	$—	$—	$195	$195
Interest rate	11.1%	11.1%	11.1%	11.1%	11.1%	11.1%	11.1%	11.1%

Weighted average interest rate, (foreign)	3.3%	3.4%	3.3%	3.1%	2.1%	2.0%	3.3%	3.3%

Item 8.	Financial Statements and Supplementary Data.

See pages F-1 through F-69 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

(a) Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective in timely alerting them to material information required to be included in this report.

(b) Design and Evaluation of Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management,

including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the our internal control over financial reporting was not effective as of December 31, 2005.

The assessment identified a material weakness during the annual audit of consolidated financial statements for the year ended December 31, 2005 relating to inadequate controls over the financial closing process. Adjustments were not detected by our system of internal controls and affected several financial statement accounts, the most significant of which related to inventory and accrued liabilities. These deficiencies primarily resulted from the additional workload placed on the company’s financial staff to address the increasing requirements of regulatory compliance and the additional work created from the company’s most recent acquisition of BRC. We are currently seeking to hire additional professionals to join our financial staff, including a controller, senior accountants and an additional staff member to handle Rule 404 compliance under the Sarbanes-Oxley Act of 2002. We believe that hiring additional experienced staff to provide enhanced review, analysis and documentation of accounting transactions and of the consolidated financial statements, will eliminate the material weakness in internal control as described above.

The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of our businesses except for BRC, a material business, of which we acquired the remaining 50% ownership on March 31, 2005. The SEC’s guidance on this issue allows us to take additional time after the acquisition to understand and assess internal control processes relating to BRC.

Our evaluation of the effectiveness of IMPCO’s internal control over financial reporting for fiscal year 2006 will include an evaluation of internal control over financial reporting at BRC as well as the rest of our consolidated entities. Our consolidated sales for the fiscal year ended December 31, 2005 were $174.5 million, of which BRC represented $73.3 million, net of eliminations, for the nine months then ended. Our total assets as of December 31, 2005, were $176.8 million, of which the BRC represented $129.5 million. BDO Seidman, LLP, our independent registered public accounting firm, audited management’s assessment of the effectiveness of internal control over financial reporting and, based on that audit, issued the report set forth on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

IMPCO Technologies, Inc.

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting,” that IMPCO Technologies, Inc. (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of material weaknesses relating to inadequate controls over the financial closing process, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). IMPCO Technologies Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A material weakness was identified and included in management’s assessment relating to inadequate controls over the financial closing process in the areas of inventory and accrued liabilities for the year ended December 31, 2005.

This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated March 28, 2006, on those consolidated financial statements.

In conducting the Company’s evaluation of the effectiveness of its internal control over financial reporting, the Company has excluded the internal controls of BRC, which is included in the 2005 consolidated financial statements of IMPCO and represented approximately 43% of revenue and 192% of operating income for the year ended December 31, 2005. Refer to Note 2 to the consolidated financial statements for further discussion of the BRC acquisition and its impact on the Company’s consolidated financial statements. Our audit of internal control over financial reporting of IMPCO also did not include an evaluation of the internal control over financial reporting of BRC.

In our opinion, management’s assessment that IMPCO Technologies, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, because of the effect of the material weaknesses described above, on the achievement of the objectives of the control criteria, IMPCO Technologies, Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We do not express an opinion or any other form of assurance on management’s statements referring to the corrective actions taken by the Company after the date of management’s assessment.

/s/  BDO Seidman, LLP

Los Angeles, California

March 28, 2006

Item 9B.    Other Information.

IMPCO Technologies, Inc. believes that it will hold its 2006 annual meeting of the stockholders on a date that is more than 30 days later than the date we held last year’s June meeting. Any stockholder desiring to submit a proposal for action at the 2006 annual meeting of stockholders and presentation in our proxy statement for the 2006 annual meeting should submit the proposal to the Secretary of the company at 16804 Gridley Place, Cerritos, California 90703 so that we receive it prior to April 14, 2006. All proposals must comply with applicable laws and regulations and our bylaws in order to be included in the proxy statement and presented to stockholders at the annual meeting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The following table sets forth certain information regarding our directors and executive officers as of March 10, 2006:

Name	Age	Position
Mariano Costamagna	55	Chief Executive Officer, Managing Director of BRC and Director
Thomas M. Costales	59	Chief Financial Officer, Treasurer, and Secretary
Brad E. Garner	43	Vice President and Chief Operating Officer
Norman L. Bryan (1)(2)(3)	63	Director
J. David Power III (1)(2)(3)	73	Director
John Jacobs (1)(2)(3)	51	Director
Marco Di Toro (3)	44	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee

Mariano Costamagna, 55, has served as a director of IMPCO since June 2003. On January 1, 2005, he became our Chief Executive Officer. He is also the Managing Director and Chief Executive Officer of BRC, and its wholly-owned subsidiary, MTM, located in Cherasco in the province of Piedmont in northern Italy. MTM develops, manufactures and installs alternative fuel systems and components under the BRC Gas Equipment trademark. Mr. Costamagna and his family founded MTM in 1977, and Mr. Costamagna has served as MTM’s principal executive officer since that time. Mr. Costamagna became BRC’s Managing Director and Chief Executive Officer at the time that company was established in 2001. Mr. Costamagna became a director of IMPCO Technologies in connection with our acquisition of the initial 50% of the equity interest of BRC and, our Chief Executive Officer in accordance with the employment agreement.

Thomas M. Costales, 59, has served as our Chief Financial Officer and Treasurer since September 2005, positions Mr. Costales held on an interim basis since May 2005. Mr. Costales has also served as Secretary since November 2005. Mr. Costales was our Chief Financial Officer and Treasurer from March 1995 until July 1999 and served as a financial consultant and advisor to the Company from July 1999 until May 2000. From May 2000 until its sale to Motorola in November 2000, he served as Chief Financial Officer, Treasurer and Secretary of Printrak International Inc., a Nasdaq-listed enterprise software company. From January 2001 until joining the Company, other than during the period from March 2004 until June 2004, in which he served as acting Chief Financial Officer of VitroTech Corporation, a Nasdaq-listed mineral mining company, Mr. Costales acted as an independent contractor providing financial and business consulting services to a variety of private and public companies. He is a graduate of Loyola University, Los Angeles, holds an M.B.A. degree from the University of Southern California, and is a Certified Public Accountant. Mr. Costales is also the treasurer and a director of Veterans Park Conservancy, a non-profit organization.

Brad E. Garner, 43, has served as our Chief Operating Officer since July 2003 and had previously served as General Manager & Director of our Gaseous Fuel Products Division since April 2002. Mr. Garner joined IMPCO in July 1994 as Regional Sales Manager for the U.S. Midwest and Canada Regions. In February 1996, he was promoted to Manager of Applications & Field Engineering. Mr. Garner also held the roles of Engineering Manager and General Manager for the Industrial Engines business unit of the Gaseous Fuel Products Division. Prior to joining IMPCO, Mr. Garner held a position with Superior Propane as Senior Auto

Propane Sales & Technical Manager. Prior to his employment at Superior, Mr. Garner was the owner and operator of Advanced Automotive Technology, one of the largest alternative fuels conversion centers in Canada. Mr. Garner is a graduate of Fanshawe College of Technology in Canada with an equivalent to an Associates Degree in Mechanical Engineering.

Norman L. Bryan, 63, has served as a director of IMPCO since November 1993 and is currently our Lead Director and Chairman of the Audit Committee. He has been an independent consultant since January 1995. Mr. Bryan was employed as the Senior Vice President of Sales and Marketing of EIT, Inc., an electric meter manufacturing company, from October 1998 to July 2002. Prior to retiring in 1994 from Pacific Gas and Electric Company, he was Vice President, Marketing from February 1993 until December 1994, and was Vice President, Clean Air Vehicles from February 1991 to February 1993. Mr. Bryan holds an M.S. degree in business from Stanford University and a B.S.M.E. degree in mechanical engineering from California State University in San Jose. Mr. Bryan is also a director of the privately held companies Matrix Parent Resource Network and New Horizon School and is an advisory board member of the Institute of Transportation Studies at the University of California, Davis.

John R. Jacobs, 51, has served as a director of IMPCO since May 2004 and is currently Chairman of the Compensation Committee. Mr. Jacobs is an audit committee financial expert within the current rules of the Securities and Exchange Commission and an independent director as defined by NASDAQ rules. Since October 2001, Mr. Jacobs has been a partner of Northwest Capital Appreciation, a private equity firm headquartered in Seattle, Washington. Mr. Jacobs was previously a managing partner of Capital Run, an investment bank headquartered in Seattle, Washington, and the co-founder and Managing Partner of Pacific Capital Partners LLC, a boutique M&A investment bank, which merged with Capital Run in September 2003. Prior to Pacific Capital Partners, Mr. Jacobs was the managing member and co-founder of U.S. Bancorp Piper Jaffray’s Venture Capital Partner Funds. While at Piper Jaffray, Mr. Jacobs founded and headed the Technology Investment Banking Practice, served on the Piper Jaffray Investment Banking Group Head Management Committee, and ran Piper Jaffray’s Seattle, Washington Investment banking office. Mr. Jacobs started his career at Chase Manhattan Bank in New York City in the Technology and Private Placement Groups. Mr. Jacobs graduated from Ohio Wesleyan University with honors and received a master of International Management from the American Graduate School of International Business.

J. David Power III, 73, has served as a director of IMPCO since August 2000 and is currently Chair of the Nominating and Corporate Governance Committee. He is the founder of J.D. Power and Associates where he has served as Chairman since 1996. Mr. Power has previously worked with Ford Motor Company, General Motors Corporation and J.I. Case Company. Mr. Power was a recipient of the Automotive Hall of Fame’s Distinguished Service Citation. Mr. Power graduated from the College of Holy Cross, holds an M.B.A. degree from The Wharton School of Finance at the University of Pennsylvania and holds honorary doctorate degrees from College of the Holy Cross, California Lutheran University and California State University, Northridge. Mr. Power III is also a director and member of the operating committee of the publicly traded DealerTrack Holdings, Inc., a director and member of the audit committee and investment committee of the privately held Travel Industry of America, a director and member of the executive committee of the privately held California State University, Northridge, and a director of the privately held The Cobalt Group. Mr. Power also serves on the President’s Advisory Counsel of the privately held California Lutheran University.

Marco Di Toro, 44, has served as a director of IMPCO since April 1, 2005. He has been a partner in the law firm of Groso, de Rienzo, Riscossa, Gerlin e Associati in Turin, Italy since 1994. Mr. Di Toro holds a law degree from Università Cattolica del Sacro Cuore, Milan (Catholic University of Sacred Heart of Jesus, Milan).

Family Relationships Among Executive Officers and Other Employees

Pier Antonio Costamagna, Chief Engineering Officer of MTM, a wholly-owned subsidiary of BRC, is the brother of Mariano Costamagna, our Chief Executive Officer, President and Director. Pier Antonio Costamagna’s base annual compensation for 2005 was approximately $374,000. Doug Garner is the father of Brad Garner, our Vice President and Chief Operating Officer. Doug Garner has been employed as a Senior Technical Field Representative since January 1, 2001. He reports to the North America Business Manager who in turn reports to the Director of Sales and Marketing. His base annual compensation for the 2005 was $60,000.

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

Code of Ethics

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of IMPCO common stock. Executive officers, directors and greater than 10% stockholders are required by SEC regulation to furnish copies of all Section 16(a) reports they file. Based solely upon a review of the filings furnished pursuant to Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934 or advice that no filings were required, all filing requirements of Section 16(a) were timely complied with during the year ended December 31, 2005, except that the Company failed to assist each of Norman L. Bryan, Terry Clapp, Brad Garner, Nickolai A. Gerde, Dale Rasmussen, Don Simplot and Robert Stemmler in timely filing of Form 4s for common stock purchases made on their behalf under the Company’s deferred compensation plan.

Item 11. Executive	Compensation

We are required by the Securities and Exchange Commission to disclose compensation earned during the last three fiscal years by (i) our Chief Executive Officer; (ii) our four most highly compensated executive officers, other than the Chief Executive Officer, who were serving as executive officers at the end of fiscal 2005; and (iii) up to two additional individuals for whom such disclosure would have been provided under clause (i) and (ii) above but for the fact that the individual was not serving as one of our executive officers at the end of fiscal 2005.

Accordingly, the following sections disclose information regarding compensation earned during the last three fiscal years by (i) Mariano Costamagna, our Chief Executive Officer; and (ii) Thomas M. Costales, and Brad E. Garner, the two most highly-compensated executive officers, other than the Chief Executive Officer, who were serving as executive officers at the end of fiscal 2005 and whose salary and bonus exceeded $100,000 and (iii) Dale L. Rasmussen for whom disclosure would be required as one of the Company’s most highly-compensated executive officers, but for the fact that he was not serving as an executive officer of the Company at the end of fiscal 2005. All of these officers are referred to in this Annual Report on Form 10-K as the Named Executive Officers.

Summary Compensation Table

The annual and long-term compensation of our Named Executive Officers named below was as follows for the years ended December 31, 2003, 2004 and 2005:

		Annual Compensation			Long-Term Compensation Securities Underlying Options (#)	All Other Compensation ($)
Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)
Mariano Costamagna Chief Executive Officer	2005 2004 2003	$353,077 — —	$	— — —	— — —	$124,539 — —	(3)

Thomas M. Costales (4) Chief Financial Officer, Treasurer, Secretary	2005 2004 2003	$110,769 — —	$	— — —	— — —	$2,492 — —	(5)

Brad E. Garner Chief Operating Officer	2005 2004 2003	$210,000 196,923 180,769		$75,000 20,000 —	— 87,500 87,500	$99,444 20,377 17,590	(6) (7) (8)

Dale L. Rasmussen (9) Former Senior Vice President	2005 2004 2003	$181,089 125,000 229,231		$35,000 75,000 30,000	— 102,500 102,500	$230,748 12,265 23,596	(10) (11) (12)

(1)	Includes amounts deferred by executive officers pursuant to the Investment and Tax Savings Plan and Deferred Compensation Plan.
(2)	All bonuses paid in the stated year were earned in the prior year.
(3)	Director fees for MTM SrL, a wholly owned subsidiary of the company.
(4)	Compensation represents a partial year of service beginning May 2005.
(5)	Matching contribution pursuant to the Investment and Tax Savings Plan.
(6)	Includes an automobile allowance of $12,000, matching contribution of $7,904 pursuant to the Investment and Tax Savings Plan a matching contribution of $7,950 pursuant to the Deferred Compensation Plan, and $71,590 related to exercise of non-qualified stock options.
(7)	Includes an automobile allowance of $12,000, matching contribution of $5,908 pursuant to the Investment and Tax Savings Plan and a matching contribution of $2,469 pursuant to the Deferred Compensation Plan.
(8)	Includes a group term life insurance premium of $90, an automobile allowance of $12,000, matching contribution of $1,750 pursuant to the Employee Savings Plan and $3,750 for other compensation.
(9)	Rasmussen was Senior Vice President until December 22, 2005.
(10)	Includes an automobile allowance of $12,000, a matching contribution of $8,050 pursuant to the Deferred Compensation Plan, and $210,698 in compensation related to exercise of non-qualified stock option.

(11)	Includes an automobile allowance of $6,000, matching contribution of $1,443 pursuant to the Investment and Tax Savings Plan and a matching contribution of $4.822 pursuant to the Deferred Compensation Plan.
(12)	Includes an automobile allowance of $12,000, matching contribution of $2,250 pursuant to the Investment and Tax Savings Plan a matching contribution of $5,596 pursuant to the Deferred Compensation Plan and other compensation of $3,750.

Option Grants in the Year Ended December 31, 2005

No options were granted to the Named Executive Officers in the year ended December 31, 2005.

Aggregated Option Exercises in the Year Ended December 31, 2005 and Period-End Option Values

The following table sets forth information concerning stock option exercises during the year ended December 31, 2005 and the value of unexercised options held by the Company’s Named Executive Officers. Mr. Costales did not exercise any stock options during 2005.

Name	Shares Acquired on Exercise (#)	Value Realized ($)(1)	Number of Securities Underlying Unexercised Options at Year End (#)		Value of Unexercised In-the-Money Options at Year-End ($)(2)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Mariano Costamagna	—	—	21,000	21,000	108,360	108,360
Thomas M. Costales	—	—	—	—	—	—
Brad E. Garner	25,000	104,201	37,870	74,820	195,409	386,071
Dale L. Rasmussen	95,500	322,840	69,120	150,270	785,238	925,776

(1)	Calculated by determining the difference between the fair market value of the common stock underlying the options on the date each option exercised and the exercise price of the options.
(2)	Calculated by determining the difference between the fair market value of the common stock underlying the options on December 31, 2005 and the exercise price of the options.

Director Compensation

From January 1, 2005 through June 30, 2005, each director who was not an employee of the company was paid an annual base fee of $25,000, plus out-of-pocket expenses for his services as a director (which fee, on a pro-rated basis, would be $12,500 for that period). Due to the increasing time demands on our directors, the annual base fee was increased to $30,000 for the period July 1, 2005 through March 31, 2006 (which, on a pro-rated basis, would be $15,000 for the period July 1, 2005 through December 31, 2005). Thus, a director who was not an employee of the company and served on the board in 2005 received an annual fee of $27,500, plus out-of-pocket expenses for his services as a director. For the period from January 1, 2005 through March 31, 2006, the Chairmen of the Compensation Committee and the Nominating and Corporate Governance Committee were paid an additional annual fee of $5,000, and the Chairman of the Audit Committee was paid an additional annual fee of $10,000. In November 2005, the Board created a new position of Lead Director and appointed Mr. Norman Bryan to serve as the Board’s Lead Director. Effective January 1, 2006, the Lead Director will receive an annual fee of $10,000.

Effective April 1, 2006, our Board of Directors changed the director compensation structure in an attempt to reward independent board members for their active participation and provide compensation with a significant stock component to align board members’ interests with those of the company’s stockholders. The new payment structure is as follows for our independent directors:

•	$20,000 one-time restricted stock grant to new independent board members;

•	$10,000 cash to each independent board member as 1/3 of the annual director fee;

•	$20,000 annual restricted stock grant to each independent board member as 2/3 of the annual director fee;

•	$10,000 cash to the Lead Director as an annual fee;

•	$10,000 cash to the Audit Committee Chairman as an annual fee;

•	$5,000 cash to the Compensation Committee Chairman as an annual fee;

•	$5,000 cash to the Nominating and Corporate Governance Committee Chairman as an annual fee;

•	$2,500 cash to Audit Committee members as an annual fee;

•	$2,500 cash per board meeting attended in person by an independent board member;

•	$2,500 cash for the first board meeting attended telephonically in a calendar year by an independent board member, and $1,250 for any subsequent board meeting attended telephonically in the same calendar year;

•	$1,000 cash for all committee meetings or company meetings attended in person by an independent board member (If there is more than one committee meeting per day or per visit, the $1,000 covers all meetings);

•	$500 cash for all committee meetings attended telephonically per day (or per “visit”) by an independent board member;

•	$500 cash for a board or committee call to complete specific board or committee business by an independent board member; and

•	$0 for informational or update calls.

At this time, all of our non-employee directors are also independent directors. In the event that new directors join our board who are not employees but who do not qualify as independent, the board may revisit this compensation structure as it applies to non-employee directors who are not independent.

Our non-employee directors received the following compensation in 2005:

Non-Employee Director	Compensation Paid in 2005
Norman L. Bryan	$47,500
Marco Di Toro *	$21,250
John Jacobs	$40,500
J. David Power III	$32,500
Don M Simplot (resigned January 5, 2006)	$27,500

*	Accrued in 2005 and paid in 2006.

In addition, non-employee directors are eligible to participate in our Deferred Compensation Plan pursuant to which they may elect to defer their fees, which are invested in mutual funds. The company matches 50% of the participant’s contribution up to an annual maximum of

$12,500, which is invested in shares of IMPCO common stock acquired in the open market and those shares become subject to vesting provisions. Messrs. Bryan, Jacobs and Simplot elected to participate in this plan in 2005 and defer a portion of their annual fees. In 2005, the Company matched $2,500, $12,500 and $12,500, respectively, for Messrs. Bryan, Jacobs and Simplot.

Employment Agreements

Mariano Costamagna

Mariano Costamagna entered into an employment agreement pursuant to which he became Chief Executive Officer effective January 1, 2005 until May 31, 2009. Mr. Costamagna’s initial base salary is $360,000 per year, and he is entitled to receive bonus incentives. Mr. Costamagna will relocate his primary residence to the United States, with the Company bearing his visa and moving expenses (including the expenses of his return move to Italy unless his termination is for “cause” or unless he resigns without “good reason”).

Mr. Costamagna’s employment agreement contains very limited provisions for termination (with certain exceptions for termination upon his death). If, during the term of his employment, we terminate his employment other than for “cause” or if he resigns for “good reason,” we must pay him a severance payment equal to $5.0 million (subject to certain limited reductions if he sells more than 20% of the common stock he has received in connection with his sales of his portion of BRC). Accordingly, our right to terminate his employment without triggering this obligation is limited to circumstances in which he commits a crime or engages in gross negligence or willful misconduct that adversely impacts our legitimate business interests or in which his act or omission materially interferes with his duties or represents a breach of his employment agreement that continues following notice and a four-week cure period. Similarly, Mr. Costamagna may resign and claim the severance payment if (after having given written notice and an opportunity to cure a defect) his title, duties, responsibilities or status are materially diminished, if his base salary or bonus is inappropriately reduced, or if his responsibilities are delegated to another person. The severance payment also triggers upon termination occasioned by death or disability, provided that in such cases he must qualify for life and disability insurance covering these obligations. Moreover, a termination of his employment for any reason (with limited exceptions for termination upon his death) constitutes an event as of default under the MTM Loan and affords him or his estate an ability to accelerate the amounts then outstanding under that loan. In addition to his base salary, Mariano Costamagna will also be paid approximately $125,000 as compensation for his services as a director of MTM until September 30, 2007.

Thomas M. Costales

Thomas M. Costales was appointed Chief Financial Officer and Treasurer on an at-will basis effective September 2005. Mr. Costales’ annual base salary is $180,000 and he is eligible for a bonus. In addition, he also receives certain benefits, including medical insurance and a car allowance. Mr. Costales had served as our Interim Chief Financial Officer and Treasurer since May 16, 2005 pursuant to an employment agreement, which provided for an initial six-month term extendable based our operational needs and an evaluation of Mr. Costales’ performance at the expiration of such initial six-month term, an initial base salary of $180,000, and participation rights in our 401(k) plan effective June 1, 2005.

Brad E. Garner

We entered into an employment agreement with Brad Garner, Chief Operating Officer of IMPCO, for a term of four consecutive one year periods commencing on January 5, 2004. The agreement requires payment of an annual base salary of $210,000 and payment of incentive compensation. In addition, the agreement provides for certain benefits, including medical insurance and a car allowance. The agreement is subject to termination events, which include Mr. Garner’s resignation and our right to terminate him. If terminated by us, Mr. Garner is entitled to cash payments equal to his annual base salary plus additional cash compensation that he would have earned for the remaining months following the effective date of termination of employment (or, if terminated in the fourth year, for six-months if that would be longer), and the benefits shall continue for the remaining months of the year following the effective date of termination of employment.

Robert M. Stemmler

On March 11, 2005, the Company entered into a revised employee consulting agreement with Robert M. Stemmler, our former Chief Executive Officer, pursuant to which he will perform duties assigned to him by our current Chief Executive Officer from March 11, 2005 through March 31, 2007. Mr. Stemmler had been Chairman of the Company’s board of directors, but agreed to resign as a director effective May 3, 2005. We will pay Mr. Stemmler a total of $300,000 as an employee consulting fee, provide him with life and long-term disability insurance during the term of the agreement and permit his stock options to continue to vest during the term of the agreement. In addition, we will reimburse Mr. Stemmler and his wife for the cost of medical insurance, initially in the form of COBRA coverage and then, from August 2005 until death, in the form of supplemental Medicare J insurance, or medical insurance comparable to that provided by the Company if supplemental Medicare insurance is not available for him and his spouse. The agreement cannot be terminated by us, and Mr. Stemmler’s death or disability does not terminate the agreement or relieve us of our obligation to pay the consulting fee.

Compensation Committee Interlocks and Insider Participation

Messrs. Bryan, Power and Jacobs served as members of the Compensation Committee in 2005. None of these persons is or has been an officer or employee of the Company or any of its subsidiaries. In addition, there are no Compensation Committee interlocks between the Company and other entities involving the Company’s executive officers and directors who serve as executive officers of such entities.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to beneficial ownership of our common stock as of March 20, 2006, as to:

•	each of our directors;

•	all our directors and executive officers as a group;

•	our Named Executive Officers and

•	each person (or group of affiliated persons) known by us to own beneficially more than 5% of our outstanding common stock.

Except as otherwise indicated all of the shares indicated in the table are shares of IMPCO common stock and each beneficial owner has sole voting and investment power with respect to the shares set forth opposite its name. For the purposes of calculating percentage ownership as of March 20, 2006, 29,144,189 shares were issued and outstanding, and, for any individual who beneficially owns shares of restricted stock that will vest or shares represented by options that are or will become exercisable within 60 days of March 20, 2006, those shares are treated as if outstanding for that person, but not for any other person. In preparing the following table, we relied upon statements filed with the SEC by beneficial owners of more than 5% of the outstanding shares of our common stock pursuant to Section 13(d) or 13(g) of the Securities Act of 1934, unless we knew or had reason to believe that the information contained in such statements was not complete or accurate, in which case we relied upon information which we considered to be accurate and complete. Unless otherwise indicated, the address of each of the individuals and entities named below is: c/o IMPCO Technologies, Inc., 16804 Gridley Place, Cerritos, California 90703.

	Shares Beneficially Owned
Name of Beneficial Owner	Number		Percentage
5% Stockholders:
FMR Corp.	3,725,357	(1)	12.8%
T. Rowe Price Associates, Inc.	1,530,000	(2)	5.2%
Pier Antonio Costamagna	6,826,733	(3)(4)	23.4%

Directors and Executive Officers:
Norman L. Bryan	62,532	(5)	*
Mariano Costamagna	6,832,983	(3)(6)	23.4%
Marco Di Toro	3,500		*
Brad Garner	111,024	(7)	*
J. David Power III	72,500	(8)	*
John R. Jacobs	10,000	(9)	*

All executive officers and directors as a group (6 persons)	7,092,539	(10)	24.1%

*	Less than 1% of the outstanding common stock.
(1)	Based on a Schedule 13G/A Information Statement filed February 14, 2006 by FMR, Edward C. Johnson 3rd, Abigail P. Johnson, Fidelity Management & Research Company (Fidelity), a wholly-owned subsidiary of FMR, and VIP III Mid-Cap Portfolio (VIP III), for which Fidelity acts as an investment adviser. The Schedule 13G/A discloses that FMR has sole voting power as to 273,207 shares, no shared voting power and sole dispositive power as to all 3,725,357 shares. The Schedule 13G/A states that Mr. Johnson and various family members, through their ownership of FMR voting common stock and the execution of a stockholders’ voting agreement, may be deemed to form a controlling group with respect to FMR. The Schedule 13G/A indicates that 3,647,114 shares are beneficially owned by Fidelity as a result of acting as an investment advisor to several investment companies (ICs), one of which, VIP III, owned 1,806,793 shares. Mr. Johnson and FMR, through its control of Fidelity, and the ICs each has sole dispositive power as to such shares. Neither Mr. Johnson nor FMR has sole voting power as to such shares, as such power resides with the ICs’ Boards of Trustees and is carried out by Fidelity under written guidelines established by such Boards. The Schedule 13G/A indicates that 78,243 shares are beneficially owned by Fidelity Management Trust Company (Fidelity Trust) as a result of serving as an investment advisor to certain institutional accounts. Mr. Johnson and FMR, through its control of Fidelity Trust, each has sole dispositive power and sole voting power as to such shares. The address of FMR Corp. is 82 Devonshire Street, Boston, MA 02109.
(2)	Based on a Schedule 13G/A Information Statement filed February 14, 2006 by T. Rowe Price Associates, Inc. which discloses that T. Rowe Price Associates has sole voting power as to 291,300 shares, and sole dispositive power as to all 1,530,000 shares. T. Rowe Price Associates disclaims beneficial ownership of the securities referred to in the Schedule 13G. The address of T. Rowe Price Associates is 100 E. Pratt Street, Baltimore, Maryland 21202.

(3)	Pier Antonio Costamagna is the brother of Mariano Costamagna, Chief Executive Officer, President and a director.
(4)	Includes 15,000 shares subject to options exercisable within 60 days of March 20, 2006, 3,431,182 shares held by Mariano Costamagna and 88,628 shares held by Pier Antonio Costamagna’s spouse to which he disclaims beneficial ownership.
(5)	Includes 60,500 shares issuable upon exercise of outstanding options that are exercisable within 60 days of March 20, 2006 and 1,032 shares held in deferred compensation plan that are 100% vested.
(6)	Includes 21,250 shares subject to options exercisable within 60 days of March 20, 2006, 3,291,923 shares held by Pier Antonio Costamagna and 88,628 shares held by Mariano Costamagna’s spouse to which he disclaims beneficial ownership.
(7)	Includes 102,418 shares issuable upon exercise of outstanding options that are exercisable within 60 days after March 20, 2006 and 3,606 shares held in deferred compensation plan that are 100% vested.
(8)	Includes 72,500 shares issuable upon exercise of outstanding options that are exercisable within 60 days of March 20, 2006.
(9)	Includes 10,000 shares issuable upon exercise of outstanding options that are exercisable within 60 days of March 20, 2006.
(10)	Includes an aggregate of 266,668 shares issuable upon exercise of outstanding options that are exercisable within 60 days after March 20, 2006.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about our common stock that may be issued under our equity compensation plans, including compensation plans that were approved by the Company’s stockholders as well as compensation plans that were not approved by the Company’s stockholders. Information in the table is as of December 31, 2005:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	2,730,431	$5.16	442,977
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	2,730,431	$5.16	442,977

Item 13.    Certain Relationships and Related Transactions

Acquisition of BRC

In a series of related transactions between October 2, 2002 and July 29, 2003, we acquired 50% of BRC’s equity from two of its founders, Mariano Costamagna and his brother, Pier Antonio Costamagna. The aggregate price for the purchase of the initial 50% equity interest was $25.5 million (including total direct costs of $1.6 million). On October 22, 2004, we entered into an agreement to purchase the remaining 50% equity interest from those same individuals using a combination of cash and stock. The terms of the transaction included a cash payment of approximately $10.0 million and an issuance of 5,098,284 shares of common stock. As of October 22, 2004, the date of the BRC acquisition agreement, the value of that consideration was approximately $37.6 million based on a stock price of approximately $5.40. On March 10, 2005, our stockholders approved the issuance of 5,098,284 shares of common stock to be used as part of the purchase price for the acquisition of the 50% remaining ownership of BRC. The BRC purchase transaction was completed and closed on March 31, 2005. Based on the weighted average closing price of our common stock for the three days prior to and following October 22, 2004 of $5.74, the equity component of the purchase price was valued at approximately $29.3 million and the total purchase price was valued at approximately $40.8 million (including total direct costs of $1.5 million).

On December 23, 2004 we entered into the MTM Loan pursuant to which we borrowed $22.0 million. The loan proceeds were used to retire all debts and related obligations we had incurred pursuant to a Securities Purchase Agreement dated July 18, 2003 with Bison. The MTM Loan carries an interest rate equal to 3-month EURIBOR plus 1.5% per annum, which totaled approximately 4.0% as of December 1, 2005. The MTM Loan matures on December 31, 2009 and will be repaid in quarterly installments beginning April 1, 2005, each payment in the amount of not less than $0.65 million in the first two years, $0.8 million in the third year, $1.0 million in the fourth year and $1.15 million in the final year, with a $5.0 million “balloon payment” of the remaining unpaid principal and interest due on December 31, 2009. This loan may be accelerated in the event that any payment is not made within 15 days of the date when due, if the employment of Mariano Costamagna as Chief Executive Officer is terminated for any reason (with certain exceptions for termination upon Mr. Costamagna’s death), if we materially breaches his employment agreement or upon written notice of any other default under the agreement. As of December 31, 2005, approximately $19.4 million was outstanding under the MTM Loan.

Mariano Costamagna and Pier Antonio Costamagna made a guaranty in favor of MTM dated as of December 23, 2004 pursuant to which they jointly and severally guaranty the Company’s payment of the MTM Loan in order to provide additional support for the MTM Loan agreement. The guaranty will continue for the entire term of the MTM Loan and provides that MTM may demand full performance of the loan from Messrs. Costamagna, jointly and severally, in case of a default by the Company.

In order to provide recourse for Messrs. Costamagna in the event the Company defaults on the MTM Loan and they are required under the guaranty to make any payments on the loan, we have pledged all of our interest in BRC to Messrs. Costamagna pursuant to a pledge agreement dated as of December 23, 2004. Pursuant to the pledge agreement, if we default on the loan agreement and either of Messrs. Costamagna pays any portion of the MTM Loan and provides notice to the Company of his intent to exercise his rights under the pledge agreement, then he has the right to any cash dividends in respect of the pledged interests and the right to require that all shares or units representing the pledged interests be registered in his name and to thereafter exercise all rights of an owner of such shares or units. The pledge will terminate upon the repayment of the loan and discharge of the guaranty.

In connection with the BRC transaction, Mariano Costamagna became the Company’s Chief Executive Officer on January 1, 2005. Mariano Costamagna has served as a director since June 2003. Pier Antonio Costamagna is an employee of MTM. In addition, Messrs. Costamagna were the holders of approximately 7.3% of IMPCO common stock prior to the completion of the acquisition, as a result of the transactions between October 2002 and July 2003. As of December 31, 2005, Messrs. Costamagna were the beneficial owners of approximately 23.6% of IMPCO common stock.

The board of directors formed a special committee of independent directors who had no financial or other material relationship with Messrs. Costamagna or BRC (other than their positions as directors) that oversaw the negotiations of the acquisition. As well, the terms of the loan agreement, guaranty and pledge agreement and the terms of the Costamagna’s employment agreements were determined in arms-length negotiations between the Company and Messrs. Costamagna. These negotiations were overseen by a special committee comprised solely of independent directors.

On February 4, 2005, we sold 4,000,000 shares of common stock as part of a public offering to investors and realized net proceeds of approximately $20.9 million inclusive of approximately $1.0 million of issuance expenses. On February 11, 2005, the underwriters exercised their over-allotment option, and we sold an additional 600,000 shares from which we received additional net proceeds of approximately $3.2 million. As a precondition to the remaining 50% acquisition of BRC, we used approximately $10.0 million of the proceeds as payment to the sellers of BRC.

Marco Di Toro, who was appointed as a director effective April 1, 2005, is a partner in the law firm of Grosso, de Rienzo, Riscossa, Gerlin e Associati in Turin, Italy. In connection with the February common stock offering and before Mr. Di Toro became a director, we retained Mr. Di Toro’s firm to deliver an opinion regarding certain legal matters with respect to BRC and, as of December 31, 2005, the Company has paid Mr. Di Toro’s firm $25,000 in consideration for such services. In addition, pursuant to the terms of the BRC acquisition agreement, the Company paid the firm approximately $113,000 for legal fees and expenses incurred by the firm in acting as the legal and financial advisors to Messrs. Costamagna.

As a condition to his obligations under the BRC purchase agreement, Pier Antonio Costamagna entered into an employment agreement with MTM effective March 31, 2005 pursuant to which he became MTM’s Chief Engineering Officer until May 31, 2009. Mr. Costamagna’s initial base salary is $360,000 per year, and he is entitled to participate in MTM’s existing bonus plans and arrangements, but not entitled to receive bonus incentives from IMPCO. Pier Antonio Costamagna’s employment agreement does not contain the severance provisions contained in Mariano Costamagna’s agreement, nor does such termination represent a default under the MTM Loan.

Retention of a Director’s Law Firm

Mr. Di Toro is a partner in the law firm of Groso, de Rienzo, Riscossa, Gerlin e Associati, which BRC has retained in connection with a litigation matter and, as of December 31, 2005, has paid the firm approximately $27,000 for related fees and expenses incurred in 2004 and 2005.

Family Relationships Among Executive Officers and Other Employees

Doug Garner is the father of Brad Garner, our Vice President and Chief Operating Officer. Doug Garner has been employed as a Senior Technical Field Representative since January 1, 2001. He reports to the North America Business Manager who in turn reports to the Director of Sales and Marketing. His base annual compensation in 2005 was $60,000. Pier Antonio Costamagna, Chief Engineering Officer of MTM, a wholly-owned subsidiary of BRC, is the brother of Mariano Costamagna, our Chief Executive Officer, President and Director. Pier Antonio Costamagna’s base annual compensation for 2005 was approximately $374,000.

Sale/Leaseback Transaction

In July 2002, BRC sold two parcels of real property located in Cherasco, Italy, including the buildings situated thereon, to IMCOS Due SrL, a real estate investment company owned 100%

by Messrs. Mariano Costamagna, Pier Antonio Costamagna and members of their immediate families. The price and other terms of this sale reflected the fair market value for the property based upon an appraisal conducted at the time of the purchase. Subsequently, IMCOS Due leased back to BRC and MTM under an eight-year lease, the portion of these properties that were previously occupied by those entities. The terms of this lease reflect the fair market value for the lease of such property based upon an appraisal conducted at the time of the leasing transaction. Lease payments by BRC in 2004 were $540,000. In 2005, BRC leased an additional building from IMCOS Due. Total lease payments to IMCOS Due for 2005 were approximately $725,000.

Item 14.    Principal Accounting Fees and Services

The Company was billed the following fees by our independent registered accounting firm, BDO Seidman, LLP for 2004 and 2005:

Audit Fees

The aggregate fees billed by BDO Seidman for professional services rendered for the audit of our annual financial statements for 2004 and 2005, the audit of the effectiveness of our internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002, and the review of the financial statements included in our Quarterly Reports on Form 10-Q for 2004 and 2005 were approximately $1,448,000 and $1,425,000.

Audit-Related Fees

For 2004 and 2005, audit-related fees billed by BDO Seidman for employee benefit plan audits and audit-related fees for required regulatory filings were $19,200 and $18,000.

Tax Fees

The aggregate fees billed by BDO Seidman for professional services rendered for tax preparation services and tax planning for 2004 and 2005 were $36,580 and $93,000.

All Other Fees

Other than the services described above under “Audit Fees”, “Audit Related Fees” and “Tax Fees,” in 2004 and 2005, no other services were rendered by BDO Seidman.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. All of the services provided by BDO Seidman during 2005 and 2004 were approved by the Audit Committee under its pre-approval policies and procedures.

PART IV

Item 15. Exhibits	and Financial Statement Schedules.

(a) Documents filed as part of this report:

(1) Consolidated Financial Statements of IMPCO Technologies, Inc.

Reports of independent registered public accounting firms.

Consolidated balance sheets as of December 31, 2004 and 2005.

Consolidated statements of operations for the years ended December 31, 2003, 2004 and 2005.

Consolidated statements of stockholders’ equity for the years ended December 31, 2003, 2004 and 2005.

Consolidated statements of cash flows for the years ended December 31, 2003, 2004 and 2005.

Notes to consolidated financial statements.

(2) Consolidated Financial Statement of BRC, SrL

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

(3) Supplemental Financial Statement Schedules:

Report of Independent Registered Public Accounting Firm

Schedule II—Valuation and Qualifying Accounts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

IMPCO Technologies Inc.

The audits referred to in our report dated March 28, 2006 relating to the consolidated financial statements of IMPCO Technologies Inc., which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedule for 2004 and 2005 listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/    BDO SEIDMAN, LLP

Los Angeles, California

March 28, 2006

SCHEDULE II—VALUATION ACCOUNTS

(in thousands)

	Balance at beginning of period	Additions from BRC acquisition at March 31, 2005	Additions charged (credited) to costs and expenses	Write-offs and other adjustments	Balance at end of period
Allowance for doubtful accounts for the period ended:

December 31, 2005	$1,687	$890	$723	$(106)	$3,194
December 31, 2004	629	—	1,110	(52)	1,687
December 31, 2003	1,295	—	430	(1,096)	629

Inventory valuation reserve for the period ended:
December 31, 2005	$3,669	$316	$2,609	$(3,587)	$3,007
December 31, 2004	2,269	—	1,800	(400)	3,669
December 31, 2003	1,666	—	984	(381)	2,269

Warranty reserve for the period ended:
December 31, 2005	$1,376	$413	$1,072	$(723)	$2,138
December 31, 2004	674	—	739	(37)	1,376
December 31, 2003	452	—	398	(176)	674

Deferred tax valuation allowance for the period ended:
December 31, 2005	$35,556	—	$10,448	$—	$46,004
December 31, 2004	26,479	—	9,077	—	35,556
December 31, 2003	24,000	—	2,479	—	26,479

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

Exhibit No.	Description
2.1	Sale and Purchase Agreement between IMPCO Technologies, Inc. and the controlling stockholders of B.R.C. Società a Responsabilità Limitata, dated as of October 3, 2002 (incorporated by reference to Ex. 2.1 of the company’s Current Report on Form 8-K filed July 29, 2003).

2.2	Stockholders Agreement and the controlling stockholders of B.R.C. Società a Responsabilità Limitata, dated as of October 3, 2002 (incorporated by reference to Ex. 2.3 of the company’s Current Report on Form 8-K filed July 29, 2003).

2.3	Agreement between IMPCO Technologies, Inc. and the controlling stockholders of B.R.C. Società a Responsabilità Limitata, dated as of December 15, 2002 (incorporated by reference to Ex. 2.4 of the company’s Current Report on Form 8-K filed July 29, 2003).

2.4	Amendment and Waiver between IMPCO Technologies, Inc. and the controlling stockholders of B.R.C. Società a Responsabilità Limitata, dated as of April 30, 2003 (incorporated by reference to Ex. 2.5 of the company’s Current Report on Form 8-K filed July 29, 2003).

2.5	Equity Interest Purchase Agreement between and among Mariano Costamagna, Pier Antonio Costamagna, B.R.C. Società a Responsabilità Limitata, M.T.M. Società a Responsabilità Limitata and IMPCO Technologies, Inc., dated as of October 22, 2004 (incorporated by reference to Annex A of the company’s Registration Statement on Form S-4/A (No. 333-122335) filed on February 8, 2005).

2.6	Amendment No. 1 to Equity Interest Purchase Agreement between and among Mariano Costamagna, Pier Antonio Costamagna, B.R.C. Società a Responsabilità Limitata, M.T.M. Società a Responsabilità Limitata and IMPCO Technologies, Inc., dated as of November 17, 2004 (incorporated by reference to Annex B of the company’s Registration Statement on Form S-4/A (No. 333-122335) filed on February 8, 2005).

2.7	Amendment No. 2 to Equity Interest Purchase Agreement between and among Mariano Costamagna, Pier Antonio Costamagna, B.R.C. Società a Responsabilità Limitata, M.T.M. Società a Responsabilità Limitata and IMPCO Technologies, Inc., dated as of November 30, 2004 (incorporated by reference to Annex C of the company’s Registration Statement on Form S-4/A (No. 333-122335) filed on February 8, 2005).

2.8	Amendment No. 3 to Equity Interest Purchase Agreement between and among Mariano Costamagna, Pier Antonio Costamagna, B.R.C. Società a Responsabilità Limitata, M.T.M. Società a Responsabilità Limitata and IMPCO Technologies, Inc., dated as of December 22, 2004 (incorporated by reference to Annex D of the company’s Registration Statement on Form S-4/A (No. 333-122335) filed on February 8, 2005).

Exhibit No.	Description

3.1	Certificate of Incorporation of IMPCO Technologies, Inc. (incorporated by reference to Ex. 3.1 for the company’s Annual Report on Form 10-K for fiscal 2001).

3.2	Bylaws of IMPCO adopted July 22, 1998 (incorporated by reference to Ex. 3.2 for the company’s Annual Report on Form 10-K for fiscal 1999).

4.1	Stockholder Protection Rights Agreement dated as of June 30, 1999 between IMPCO Technologies, Inc. and ChaseMellon Stockholder Services, L.L.C., as Rights Agent (incorporated by reference to Ex. 4 of the company’s Current Report on Form 8-K filed July 7, 1999).

10.1+	1989 Incentive Stock Option Plan (incorporated by reference to the company’s Annual Report on Form 10-K for fiscal 1990).

10.2+	1993 Stock Option Plan for Non-employee Directors (incorporated by reference to the company’s Annual Report on Form 10-K for fiscal 1994).

10.3+	Amendment to 1989 Incentive Stock Option Plan (incorporated by reference to the company’s Annual Report on Form 10-K for fiscal 1994).

10.4+	1996 Incentive Stock Option Plan (incorporated by reference to the company’s Annual Report on Form 10-K for fiscal 1997).

10.5+	1997 Incentive Stock Option Plan (incorporated by reference to the company’s Proxy Statement filed September 22, 1997).

10.6+	2000 Incentive Stock Option Plan (incorporated by reference to the company’s Proxy Statement filed August 28, 2000).

10.7	Stock Purchase Agreement, dated May 3, 2002 (incorporated by reference to Ex. 10.48 to the company’s Current Report on Form 8-K filed May 10, 2002).

10.8	Contribution and Distribution Agreement between IMPCO Technologies, Inc. and Quantum, dated July 23, 2002 (incorporated by reference to Ex. 10.1 for the company’s Annual Report on Form 10-K for fiscal 2002).

10.9	Tax Allocation and Indemnification Agreement between IMPCO Technologies, Inc. and Quantum, dated July 23, 2002 (incorporated by reference to Ex. 10.2 for the company’s Annual Report on Form 10-K for fiscal 2002).

10.10	Employee Benefit Matters Agreement between IMPCO Technologies, Inc. and Quantum, dated July 23, 2002 (incorporated by reference to Ex. 10.4 for the company’s Annual Report on Form 10-K for fiscal 2002).

10.11+	The 2002 Stock Option Plan for Employees (incorporated by reference to Appendix A of the company’s Proxy Statement filed October 18, 2002).

10.12+	The 2002 Stock Option Plan for Non-employee Directors (incorporated by reference to Appendix B of the company’s Proxy Statement filed October 18, 2002).

10.13	Joint Venture Agreement Minda IMPCO Technologies, Limited, dated May 18, 2001 among Minda Industries Limited and Mr. Nirmal K. Minda and IMPCO Technologies, Inc. (incorporated by reference to Ex. 10.65 the company’s Annual Report on Form 10-K for the transition period ended December 31, 2002).

10.14	Letter of Commitment, dated March 26, 2003, among Don J. Simplot and IMPCO Technologies, Inc. (incorporated by reference to Ex. 10.67 the company’s Annual Report on Form 10-K for the transition period ended December 31, 2002).

Exhibit No.	Description

10.15+	2003 Stock Incentive Plan (incorporated by reference to Appendix B to the company’s Proxy Statement filed May 13, 2003).

10.16+	2004 Stock Incentive Plan (incorporated by reference to Appendix B to the company’s Proxy Statement filed March 29, 2004).

10.17+	Employment Agreement between IMPCO Technologies, Inc. and Terry Clapp, dated January 5, 2005 (incorporated by reference to Ex. 10.2 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005).

10.18+	Employment Agreement between IMPCO Technologies, Inc. and Brad Garner, dated as of January 5, 2004 (incorporated by reference to Exhibit 10.41 of the company’s Registration Statement on Form S-1 (No. 333-111988) filed on January 16, 2004).

10.19	Loan Agreement between IMPCO Technologies, Inc. and M.T.M. Società a Responsabilità Limitata, dated as of December 23, 2004 (incorporated by reference to Annex G of the company’s Registration Statement on Form S-4/A (No. 333-122335) filed on February 8, 2005).

10.20	Pledge Agreement by IMPCO Technologies, Inc. in favor of Mariano Costamagna and Pier Antonio Costamagna, dated as of December 23, 2004 (incorporated by reference to Annex I of the company’s Registration Statement on Form S-4/A (No. 333-122335) filed on February 8, 2005).

10.21	Guaranty made by Mariano Costamagna and Pier Antonio Costamagna in favor of MTM, SrL, dated as of December 23, 2004 (incorporated by reference to Annex H of the company’s Registration Statement on Form S-4/A (No. 333-122335) filed on February 8, 2005).

10.22+	Employment Agreement between IMPCO Technologies, Inc. and Mariano Costamagna, dated as of December 22, 2004 (incorporated by reference to Annex E of the company’s Registration Statement on Form S-4/A (No. 333-122335) filed on February 8, 2005).

10.23+	Employment Agreement between MTM and Pier Antonio Costamagna, dated as of October 22, 2004 (incorporated by reference to Annex F of the company’s Registration Statement on Form S-4/A (No. 333-122335) filed on February 8, 2005).

10.24+	Employee Consulting Agreement between IMPCO Technologies, Inc. and Robert Stemmler, dated as of March 11, 2005 (incorporated by reference to Ex. 10.5 of the company’s Current Report on Form 8-K filed December 29, 2004).

10.25	Revolving Promissory Note executed by the IMPCO Technologies, Inc. in favor of LaSalle Business Credit, LLC., dated as of July 18, 2003 (incorporated by reference to Ex. 10.70 of the company’s Current Report on Form 8-K filed July 29, 2003).

10.26	Loan and Security Agreement by and among LaSalle Business Credit, LLC, the financial institutions that, from time to time, become a party to the Loan Agreement, LaSalle, as agent for the lenders, and IMPCO Technologies, Inc., dated as of July 18, 2003 (incorporated by reference to Ex. 10.71 of the company’s Current Report on Form 8-K filed July 29, 2003).

Exhibit No.	Description

10.27	Amendment to Loan and Security Agreement and Waiver by and among LaSalle Business Credit, LLC, the financial institutions that, from time to time, become a party to the Loan Agreement, LaSalle, as agent for the lenders, and IMPCO Technologies, Inc., dated as of March 12, 2004 (incorporated by reference to Ex. 10.69 of the company’s Annual Report on Form 10-K for fiscal year 2003).

10.28	Second Amendment to Loan and Security Agreement, Limited Waiver and Consent by and among LaSalle Business Credit, LLC, the financial institutions that, from time to time, become a party to the Loan Agreement, LaSalle, as agent for the lenders, and IMPCO Technologies, Inc., dated June 30, 2004 (incorporated by reference to Exhibit 10.71 for the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.29	Third Amendment to Loan and Security Agreement, Consent by and among LaSalle Business Credit, LLC, the financial institutions that, from time to time, become party to the Loan Agreement, LaSalle, as agent for the lenders, and IMPCO Technologies, Inc., dated March 29 , 2005 (incorporated by reference to Ex. 10.39 of the company’s Annual Report on Form 10-K for fiscal year 2004).

10.30	Joint Company Buy-Out Agreement, by, between and among IMPCO Technologies, Inc., IMPCO-BERU Technologies, B.V. and BERU Aktiengesellschaft, dated January 27, 1999 (incorporated by reference to Exhibit 10.33 of the company’s Registration Statement on Form S-1 (No. 333-108469) filed on September 3, 2003).

10.31+	Settlement Agreement between IMPCO Technologies, Inc. and Nickolai A. Gerde, entered into on April 7, 2005 (incorporated by reference to Ex. 10.1 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005).

10.32	Loan Agreement between MTM, SrL and Unicredit Banca Medio Credito S.p.A., dated December 2, 2004 (incorporated by reference to Ex. 10.3 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005).

10.33	Waiver and Agreement by and among LaSalle Business Credit, LLC, as a lender and as agent for the lenders, and IMPCO Technologies, Inc., dated May 9, 2005 (incorporated by reference to Ex. 10.4 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005).

10.34	Sublease Agreement dated June 16, 2005, by and between IMPCO Technologies, Inc. and Meteor Communications Corporation (incorporated by reference to Ex. 10.1 of the company’s Current Report on Form 8-K/A filed July 14, 2005).

10.35	Fourth Amendment to Loan and Security Agreement, Consent by and among LaSalle Business Credit, LLC, the financial institutions that, from time to time, become party to the Loan Agreement, Lasalle, as agent for the lenders, and IMPCO Technologies, Inc., dated August 2, 2005 (incorporated by reference to Ex. 10.1 of the company’s Current Report on Form 8-K filed August 8, 2005).

10.36	Sublease Agreement dated August 17, 2005 by and between IMPCO Technologies, Inc. and Monterey Carpets, Inc. (incorporated by reference to Ex. 10.1 of the company’s Current Report on Form 8-K filed September 9, 2005).

10.37*	Limited Waiver by and among LaSalle Business Credit, LLC, the financial institutions that, from time to time, become party to the Loan Agreement, LaSalle, as agent for the lenders, and IMPCO Technologies, Inc., dated March 28, 2006.

Exhibit No.		Description

10.38	*+	Director Compensation

21.1*		Subsidiaries of the Company.

23.1*		Consent of BDO Seidman, LLP, independent registered public accounting firm, with respect to IMPCO Technologies, Inc.

23.2*		Consent of BDO Sala Scelesi Farina S.p.A., independent registered public accounting firm, with respect to BRC, SrL.

23.3*		Consent of Ernst & Young LLP, independent registered public accounting firm, with respect to IMPCO Technologies, Inc.

23.4*		Consent of Reconta Ernst & Young S.p.A. independent registered public accounting firm, with respect to BRC, SrL.

31.1*		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

31.2*		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

32.1*		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2*		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 3, 2006.

IMPCO TECHNOLOGIES, INC.

By:	/s/ MARIANO COSTAMAGNA
	Name:	Mariano Costamagna
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARIANO COSTAMAGNA Mariano Costamagna	Chief Executive Officer and Director (Principal Executive Officer)	April 3, 2006

/s/ THOMAS M. COSTALES Thomas M. Costales	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	April 3, 2006

/s/ NORMAN L. BRYAN Norman L. Bryan	Director	April 3, 2006

/s/ JOHN JACOBS John Jacobs	Director	April 3, 2006

/s/ J. DAVID POWER III J. David Power III	Director	April 3, 2006

/s/ MARCO DI TORO Marco Di Toro	Director	April 3, 2006

IMPCO TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

IMPCO Technologies Inc.

We have audited the accompanying consolidated balance sheets of IMPCO Technologies, Inc. (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IMPCO Technologies, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the two years ended December 31, 2005, in conformity with generally accepted accounting principles in the United States.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of IMPCO Technologies, Inc. internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.

As discussed in Note 1 to the financial statements, the Company changed its inventory valuation method from the weighted average to the first-in, first-out method at BRC.

/s/ BDO SEIDMAN, LLP

Los Angeles, California

March 28, 2006

IMPCO TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

IMPCO Technologies, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of IMPCO Technologies, Inc. and subsidiaries for the year ended December 31, 2003. Our audit also included the financial statement schedule listed in the Index at Item 15(a) for the year ended December 31, 2003. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of IMPCO Technologies, Inc. and subsidiaries for the year ended December 31, 2003 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein for the year ended December 31, 2003.

/s/    ERNST & YOUNG LLP

Los Angeles, California

March 10, 2004,

except for paragraph (l) of Note 3,

as to which the date

is March 12, 2004

IMPCO TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share and Per Share Data)

	December 31, 2004	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$8,418	$27,110
Accounts receivable less allowance for doubtful accounts of $1,687 and $3,194, respectively	18,072	37,447
Inventories:
Raw materials and parts	8,624	23,226
Work-in-process	233	1,256
Finished goods	3,747	9,049

Total inventories	12,604	33,531
Deferred tax assets	182	—
Other current assets	1,956	4,475
Related party receivables (Note 7)	2,746	3,306

Total current assets	43,978	105,869
Equipment and leasehold improvements:
Dies, molds and patterns	7,174	7,196
Machinery and equipment	8,039	16,599
Office furnishings and equipment	7,809	9,818
Automobiles and trucks	409	1,043
Leasehold improvements	3,474	3,649

	26,905	38,305
Less accumulated depreciation and amortization	19,702	24,231

Net equipment and leasehold improvements	7,203	14,074
Goodwill	7,973	36,338
Deferred tax assets, net	8,183	1,097
Intangible assets, net	—	11,009
Investment in affiliates	27,046	1,387
Business acquisition costs (Note 2)	788	—
Non-current related party receivable (Note 7)	851	3,570
Other assets	2,430	3,501

Total Assets	$98,452	$176,845

See accompanying notes to consolidated financial statements.

IMPCO TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

CONTINUED

(In Thousands except Share and Per Share Data)

	December 31, 2004	December 31, 2005

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,914	$34,427
Accrued payroll obligations	2,889	5,247
Other accrued expenses (Note 16)	6,238	12,589
Current revolving line of credit	7,680	6,248
Current portion of related party term loan (Note 7)	2,600	—
Current portion of other loans	93	2,634
Current portion of capital leases	47	278
Deferred tax liabilities	—	1,921
Related party payables (Note 7)	—	4,925

Total current liabilities	29,461	68,269

Term loans	—	7,688
Related party term loan (Note 7)	19,400	—
Capital leases	151	774
Other liabilities	1,702	3,679
Minority interest	2,907	3,152
Deferred tax liabilities	—	4,997
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 500,000 shares; none issued and outstanding at December 31, 2004 and 2005	—	—
Common stock, $0.001 par value, authorized 100,000,000 shares 18,737,437 issued at December 31, 2004; and 28,902,791 issued at December 31, 2005	19	29
Additional paid-in capital	135,291	192,055
Shares held in treasury	(528)	(616)
Accumulated deficit	(90,872)	(101,560)
Accumulated other comprehensive income (loss)	921	(1,622)

Total stockholders’ equity	44,831	88,286

Total Liabilities and Stockholders’ Equity	$98,452	$176,845

See accompanying notes to consolidated financial statements.

IMPCO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Share and Per Share Data)

	Years Ended December 31,
	2003	2004	2005
Revenue	$74,740	$118,292	$174,539
Costs and expenses:
Cost of revenue	51,780	91,554	126,971
Research and development expense	3,803	4,634	8,052
Selling, general and administrative expense	19,638	20,331	33,541
Amortization of intangibles acquired	—	—	1,334
Impairment loss of goodwill	—	2,833	—
Acquired in-process technology	—	—	99

Total costs and expenses	75,221	119,352	169,997
Operating (loss) income	(481)	(1,060)	4,542
Other income, net	—	—	547
Loss on extinguishment of debt	—	(6,752)	—
Interest income	172	134	345
Interest expense	(4,211)	(5,643)	(1,035)

(Loss) income from operations before income taxes and equity share in losses of unconsolidated affiliates	(4,520)	(13,321)	4,399
Equity share in (loss) income of unconsolidated affiliates	(1,107)	1,157	1,075
Write-off of investment in unconsolidated affiliates	—	(214)	(1,045)
Income tax expense	(668)	(2,325)	(14,025)

Loss before minority interests and and cumulative effect of a change in accounting principle	(6,295)	(14,703)	(9,596)
Minority interest in income of consolidated subsidiaries	(605)	(1,176)	(975)

Loss before cumulative effect of a change in accounting principle	(6,900)	(15,879)	(10,571)
Cumulative effect of a change in accounting principle, net of taxes	—	—	(117)

Net loss	$(6,900)	$(15,879)	$(10,688)

Net loss per share:
Basic and diluted:
Net loss before cumulative effect of a change in accounting principle	$(0.41)	$(0.85)	$(0.39)

Per share effect of cumulative effect of a change in accounting principle	$—	$—	$(0.01)

Net loss	$(0.41)	$(0.85)	$(0.40)

Number of shares used in per share calculation:
Basic and diluted	16,642,655	18,607,550	26,977,141

See accompanying notes to consolidated financial statements.

IMPCO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands of Dollars except Share Data)

	Common Stock		Additional Paid-In Capital	Shares Held in Trust for Deferred Compensation Plan	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Comprehensive Income (Loss)
	Shares	Amount
Balance, December 31, 2002	16,433,282	$16	$120,624	(173)	$(68,065)	$(2,780)	$49,622	$(27,516)

Net loss	—	—	—	—	(6,900)	—	(6,900)	(6,900)
Foreign currency translation adjustment	—	—	—	—	—	2,901	2,901	2,901
Unrealized gain on derivative instrument	—	—	—	—	—	—	—	—
Unrealized loss on marketable securities available-for-sale	—	—	—	—	—	104	104	104
Issuance of common stock upon exercise of stock options and warrants	651,807	1	1,753	—	—	—	1,754	—
Issuance of new common stock in private placement, net of offering costs	1,500,000	2	8,818	—	—	—	8,820	—
Fair value of stock warrants issued in connection with financing, net of unamortized deferred interest costs of $66	—	—	995	—	—	—	995	—
Shares held in trust for deferred compensation plan, at cost	(16,368)	—	—	(139)	—	—	(139)	—
Sale of treasury shares below original cost	(1,620)	—	—	—	(28)	—	(28)	—

Balance, December 31, 2003	18,567,101	$19	$132,190	(312)	$(74,993)	$225	$57,129	$(3,895)

Net loss	—	—	—	—	(15,879)	—	(15,879)	(15,879)
Foreign currency translation adjustment	—	—	—	—	—	696	696	696
Issuance of common stock upon exercise of stock options and warrants	205,420	—	586	—	—	—	586	—
Additional offering costs from issuance of new common stock in private placement	—	—	(251)	—	—	—	(251)	—
Fair value of stock warrants issued in connection with financing	—	—	2,766	—	—	—	2,766	—
Shares held in trust for deferred compensation plan, at cost	(35,084)	—	—	(216)	—	—	(216)	—

Balance, December 31, 2004	18,737,437	$19	$135,291	(528)	$(90,872)	$921	$44,831	$(15,183)

Net loss	—	—	—	—	(10,688)	—	(10,688)	(10,688)
Foreign currency translation adjustment	—	—	—	—	—	(2,543)	(2,543)	(2,543)
Issuance of common stock upon exercise of stock options	421,250	1	1,608	—	—	—	1,609	—
Intrinsic value of stock option modifications	—	—	1,776	—	—	—	1,776	—
Shares issued in connection with BRC acquisition	5,098,284	5	29,259	—	—	—	29,264	—
Shares issued in connection with equity offering, net of offering costs of $2,322	4,600,000	4	24,121				24,125
Shares held in trust for deferred compensation plan, at cost	45,820	—	—	(88)	—	—	(88)	—

Balance, December 31, 2005	28,902,791	$29	$192,055	(616)	$(101,560)	$(1,622)	$88,286	$(13,231)

See accompanying notes to consolidated financial statements.

IMPCO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, except Share and Per Share Data)

	Fiscal Years Ended December 31,
	2003	2004	2005
Cash flows from operating activities:
Net loss	$(6,900)	$(15,879)	$(10,688)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Amortization of intangibles arising from acquisition	—	—	1,334
Depreciation and other amortization	3,557	3,832	5,856
Goodwill impairment loss	—	2,833	—
Loss on extinguishment of debt	—	6,752	—
Minority interests in income of consolidated affiliates	605	1,176	975
Equity share in income (loss) of unconsolidated affiliates	1,107	(1,157)	(1,075)
Impairment loss in unconsolidated affiliates		214	1,045
Compensation expense related to stock options	—	—	1,776
Unrealized gain on foreign exchange transactions	—	—	(1,569)
Loss on disposal of assets	27	282	37
In-process R&D	—	—	99
(Increase) decrease in deferred income taxes	(322)	2,325	7,706
Increase in accounts receivable	(2,410)	(4,299)	(392)
(Increase) decrease in inventories	(580)	4,096	(2,509)
Increase in accounts payable	3,916	832	5,512
Increase in accrued expenses	1,799	1,456	3,746
Receivables from/payables to related party	—	(3,597)	2,213
Other, net	42	(805)	9

Net cash provided (used) by operating activities	841	(1,939)	14,075

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(1,741)	(1,346)	(3,291)
Business acquisitions, net of cash acquired of $1,495 from BRC in 2005	(13,622)	(980)	(9,261)
Purchase of intangible assets	—	—	(287)

Net cash used in investing activities	(15,363)	(2,326)	(12,839)
Cash flows from financing activities:
Increase (decrease) in revolving line of credit	(623)	2,442	(3,558)
Payments on term loans	(6,855)	(22,467)	(2,473)
Proceeds from term loans	17,250	22,890	—
Payments of capital lease obligation	(402)	(155)	—
Acquisition of common shares held in trust	(167)	(304)	(88)
Decrease in restricted cash	881	724	—
Dividend paid to minority interests in consolidated subsidiaries	—	(1,174)	(730)
Proceeds from exercise of stock options	1,753	586	1,609
Proceeds from issuance of common stock	8,820	—	24,125

Net cash provided by financing activities	20,657	2,542	18,885
Effect on cash of changes in exchange rates	1,393	617	(1,429)

Net increase (decrease) in cash and cash equivalents	7,528	(1,106)	18,692
Cash and cash equivalents at beginning of period	1,996	9,524	8,418

Cash and cash equivalents at end of period	$9,524	$8,418	$27,110

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Equity investment in IBMexicano in exchange for inventory	$—	$1,200	—
Acquisition of equipment under capital lease	$—	$83	857
Fair value of warrants issued in connection with financing	$995	$2,766	—
Issuance of 5,098,284 shares of common stock in connection with the acquisition of the remaining 50% of BRC at $5.74 per share	$—	$—	29,264
See Note 2.

See accompanying notes to consolidated financial statements.

IMPCO TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

(a) Basis of presentation and description of the business—The consolidated financial statements of IMPCO Technologies, Inc., which we refer to as IMPCO” or the Company as of December 31, 2005 include the accounts of the Company and its wholly-owned subsidiaries B.R.C. Societá a Responsabilitá Limitata, which we refer to as or BRC, IMPCO Technologies Fuel Systems, Pty. Limited, which we refer to as IMPCO Australia, IMPCO Tech Japan K.K., which we refer to as IMPCO Japan and Grupo I.M.P.C.O. Mexicano, S. de R.L. de C.V., which we refer to as IMPCO Mexicano, its 51%-owned subsidiary IMPCO-BERU Technologies B.V., which we refer to as IMPCO BV, and its 50% share in joint ventures Minda IMPCO Limited which we refer to as MIL and IMPCO-BRC Mexicano, which we refer to as IBMexicano. During the first quarter of 2005, the Company used the equity method to recognize its share in the net earnings or losses of BRC, MIL and IBMexicano in the consolidated statement of operations. On March 31, 2005, the Company completed the acquisition of the remaining 50% of BRC, and, accordingly, the Company consolidated the balance sheet of BRC as of March 31, 2005 and the statement of operations beginning with the quarter ended June 30, 2005. The following table details the Company’s ownership interests and methods of accounting for its various international affiliates:

Entity	Location	Ownership Interest	Method of Accounting
BRC*	Italy	100%	Fully Consolidated
IMPCO Japan	Japan	100%	Fully Consolidated
IMPCO Mexicano	Mexico	100%	Fully Consolidated
IMPCO Australia	Australia	100%	Fully Consolidated
IMPCO BV	Netherlands	51%	Fully Consolidated
MIL	India	50%	Equity Method
IBMexicano	Mexico	50%	Equity Method

*	The following table details the entities that are either consolidated or accounted for by the equity method within BRC:

Entity	Location	Ownership Interest	Method of Accounting
MTM SrL	Italy	100.00%	Fully Consolidated
BRC Argentina S.A.	Argentina	98.40%	Fully Consolidated
BRC Brasil S.A.	Brazil	99.99%	Fully Consolidated
NG LOG Armazen Gerais Ltda.	Brazil	99.99%	Fully Consolidated
MTE SrL	Italy	50.00%	Equity Method
WMTM Equipamento de Gases Ltd.	Brazil	50.00%	Equity Method
Jehin Engineering Ltd.	S. Korea	13.59%	Equity Method

All intercompany transactions have been eliminated in consolidations.

The Company designs, manufactures and supplies alternative fuel products and systems to the transportation, industrial and power generation industries on a global basis. The Company’s components and systems control the pressure and flow of gaseous alternative fuels, such as propane and natural gas used in internal combustion engines.

IMPCO TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements—(Continued)

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the settlement of its liabilities in the normal course of conducting business. The Company uses cash generated from operations, bank financings and sales of equity securities to fund capital expenditures and research and development, as well as to invest in and operate existing operations and new businesses. In December 2004, the Company used proceeds from a $22.0 million loan from MTM, SrL, a wholly-owned subsidiary of BRC, which we refer to as MTM, to repay a senior subordinated secured promissory note in the amount of $20.0 million from Bison. The Company is in the process of evaluating cost reduction programs as part of the integration of BRC in connection with the acquisition of the remaining 50% of BRC which was completed and closed on March 31, 2005.

(b) Cash and cash equivalents—The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

(c) Restricted cash—The Company classifies cash and cash equivalents that are restricted from operating use for the next twelve months as restricted cash. Amounts restricted for longer than twelve months are classified as other assets. When the restrictions are no longer in-place, the amounts are reclassified to cash and cash equivalents. There were no restricted cash balances at December 31, 2004 and 2005.

(d) Inventories—IMPCO values its inventories at the lower of cost or market value. Cost is determined by the first-in, first-out, or the FIFO method while market value is determined by replacement cost for raw materials and parts and net realizable value for work-in-process and finished goods.

Until September 2005, BRC carried its inventory at the lower of market or cost where cost is determined using the weighted average cost method. Although both methods are acceptable under United States GAAP, in September 2005, BRC changed its inventory valuation method from average cost to the FIFO method, to be consistent with U.S. Operations and IMPCO International. At September 30, 2005, the total value of the Company’s inventory (net of reserves for obsolescence) under the FIFO method was approximately $30.9 million. The Company re-measured the value of BRC’s inventory at March 31, 2005, the date of consolidation of BRC with IMPCO, using the FIFO method. The difference between the value of BRC’s inventory using the FIFO method and its value using the average cost method at March 31, 2005 was approximately $187,000. Pursuant to APB 20, Accounting Changes and Error Corrections, this amount has been reported as the cumulative effect of a change in accounting principle of $117,000, net of taxes of approximately $70,000. Since March 31, 2005 was also the initial period of consolidation of BRC with IMPCO, the impact of the adjustment due to change in inventory valuation method on the statement of operations was also $117,000. Since BRC was only 50% owned by IMPCO until March 31, 2005 and its results were included with IMPCO’s financials on an equity basis, pro forma presentation of BRC’s inventory using the FIFO method for the periods in the prior year is not practicable and therefore not presented.

(e) Equipment and leasehold improvements—Equipment and leasehold improvements are stated on the basis of historical cost. Depreciation of equipment is provided using the straight- line method over the assets’ estimated useful lives, ranging from three to seven years. Amortization of leasehold improvements is provided using the straight-line method over the

IMPCO TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements—(Continued)

shorter of the assets’ estimated useful lives or the lease terms. Design and development costs incurred in conjunction with the procurement of dies, molds, and patterns are immaterial. Depreciation of equipment acquired under a capital lease is provided using the straight line method over the useful life of the equipment. Depreciation expense in 2003, 2004 and 2005 was $3.6 million, $3.8 million and $5.9 million, respectively.

(f) Intangibles—Intangibles, primarily goodwill, are recorded based on the excess of the acquisition cost over the fair value of amounts assigned to tangible assets and liabilities. Goodwill arises from acquisitions are subject to an annual evaluation in accordance with Statement of Financial Accounting Standards or SFAS No. 142, Goodwill and Other Intangible Assets, for the purpose of determining any impairment and would be recognized as a goodwill impairment loss.

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142 effective for fiscal years beginning after December 15, 2001. Under these rules, goodwill is no longer amortized but is subject to annual impairment tests in accordance with SFAS No. 142. Other identifiable intangible assets continue to be amortized over their useful lives. The Company regularly reviews business conditions and other relevant factors to determine whether impairment conditions exist and performs its annual impairment test in the fourth quarter of each year. The Company utilizes the discounted cash flow method to determine the fair value of each of its reporting units. A possible impairment condition exists if the fair value is determined to be less than its carrying value. If, as of the date of the financial statements, the fair value is less than the carrying value, then additional steps are required to determine the extent of impairment, and an impairment loss is recognized for the excess of carrying value of the goodwill over the implied fair value of the goodwill.

The Company assigns fair values to the intangible assets by applying valuation models that assigns future after-tax cash flows to existing technology, trade name and customer relationships. Among the intangible assets acquired, existing technology and trade name are amortized using the straight line method and customer relationships are amortized using the accelerated sum-of-the-years digit method. The sum-of-the-years digit method of amortization reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up.

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

(i) Government Grants—BRC receives grants from Italian governmental entities to subsidize certain investments in plant and equipment and research and development expenditures. Grants are recognized when earned. There is no remaining risk of repayment when the grant conditions are met or when there is no doubt that these conditions will be met in the future. Grants relating to plant and equipment are recorded as a reduction of the cost of the related assets. Grants relating to research and development expenditure are recorded in other revenue. No new government grants were received in 2005.

IMPCO TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements—(Continued)

(j) Revenue recognition—Revenue is recognized when title is transferred, ordinarily when products are shipped, and when management is reasonably assured of collectibility. Also, in accordance with Emerging Issues Task Force or EITF No. 00-10, Accounting For Shipping and Handling Fees and Costs, the Company includes the costs of shipping and handling, when incurred, in cost of goods sold.

(k) Allowance for doubtful accounts—The Company maintains provisions for uncollectible accounts for estimated losses resulting from the inability of its customers to remit payments. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon its historical experience and any specific customer collection issues that have been identified. Accounts balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered.

(l) Lease commitments—The Company recognizes the lease payments of an operating lease pursuant to SFAS 13, Accounting for Leases. When the lease agreement includes rent abatements and escalation in lease payments, the Company recognizes the total cost of the lease on a straight line basis over the entire term of the lease.

(m) Net income (loss) per share—Basic income per share is computed by dividing net income applicable to common stock by the weighted average shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock outstanding, and if dilutive, all common stock equivalents.

(n) Income taxes—The Company uses the asset and liability method to account for income taxes. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In the preparation of its consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, property, plant and equipment and losses for tax and accounting purposes. These differences result in deferred tax assets, which include tax loss carry-forwards, and liabilities, which are included within the consolidated balance sheet. The Company then assesses the likelihood of recovery of the deferred tax assets from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. To the extent a valuation allowance is established or increased in a period, the Company includes an expense within the tax provision of the consolidated statement of operations.

(o) Stock based compensation—In October 1995, the FASB issued SFAS No. 123, Accounting for Stock Based Compensation, which established accounting and reporting standards for stock based employee compensation plans effective after fiscal year 1996. SFAS No. 123 encourages entities to adopt the fair value based method of accounting; however, it also allows an entity to continue to measure compensation cost using the intrinsic value based method prescribed by Accounting Principles Board APB Opinion No. 25. Entities electing to use the “intrinsic value based” method must make certain pro forma disclosures as if the new fair value method had been applied. At this time, the Company has not adopted the recognition provision of SFAS No. 123, as amended, but has provided pro forma disclosures.

The FASB has also issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. The Interpretation addresses implementation practice issues in

IMPCO TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements—(Continued)

accounting for compensation costs under existing rules prescribed by APB Opinion No. 25. The rules are applied prospectively to all new awards, modifications to outstanding awards and changes in grantee status after July 1, 2000, with certain exceptions. The Company considers the impact of these rules when adopting new stock option plans and when granting any options.

In December 2002, the FASB issued SFAS No. 148, Accounting For Stock Based Compensation—Transition and Disclosure. SFAS No. 148 amended SFAS No. 123 to provide new guidance concerning the transition when a company changes from the intrinsic-value method to the fair-value method of accounting for employee stock-based compensation cost. As amended by SFAS No. 148, SFAS No. 123 also requires additional disclosure regarding such cost in annual financial statements and in interim financial statements. Certain disclosure provisions of SFAS No. 148 were adopted by the Company in its financial statements prepared as of December 31, 2004.

SFAS No. 123, as amended by SFAS No. 148, requires pro forma information regarding net income and net income per share to be disclosed for new options granted after fiscal year 1996. The fair value of these options was determined at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Fiscal Years Ended December 31,
	2003	2004	2005*
Expected dividend yield	0.0%	0.0%	n/a
Expected volatility	83.3%	87.1%	n/a
Risk free interest rate	4.0%	4.0%	n/a
Expected life of the option (years)	6.0	6.8	n/a

*	No options were granted in 2005.

The estimated fair value of the options is amortized to expense over the options’ vesting period for pro forma disclosures. The per share “pro forma” effects of the application of SFAS No. 123, as amended by SFAS No. 148, is not indicative of the effects on reported net income (loss) for future years. The Company’s “reported” and “pro forma” information for the years ending December 31, 2003, 2004 and 2005, are as follows (in thousands, except share and per share data):

	December 31,
	2003	2004	2005
Loss as reported	$(6,900)	$(15,879)	$(10,688)
Add: compensation expense included in reported loss (i)	—	—	1,776
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related taxes	(2,012)	(2,388)	(4,070)

Proforma net loss	$(8,912)	$(18,267)	$(12,982)

Basic and diluted earnings per share:
Net loss as reported	$(0.41)	$(0.85)	$(0.40)

Proforma net loss	$(0.54)	$(0.98)	$(0.48)

Number of shares used in calculation of basic and diluted earnings per share	16,642,655	18,607,550	26,977,141

IMPCO TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements—(Continued)

(p) The Company recognized approximately $1.8 million in 2005 in connection with the modification of terms of options granted to certain former employees under the intrinsic value method in accordance with, Interpretation No 44, Accounting for Certain Transactions Involving Stock Compensation. Fair value for the SFAS No. 123, as amended by SFAS No. 148, pro forma compensation cost disclosure was calculated using the Black-Scholes model. Mr. Stemmler’s options were valued using the following parameters: volatility—87.8%, risk-free interest rate—4.2% and expected term of 2 years. Mr. Clapp’s options were valued using the following parameters: volatility—87.9%, risk-free interest rate—3.8% and expected term of 1.2 years.

(q) Impairment of long-lived assets and long-lived assets to be disposed of—Impairment losses are recorded on long-lived assets used in operations when an indicator of impairment (significant decrease in market value of an asset, significant change in extent or manner in which the asset is used or significant physical change to the asset) is present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. The Company has not experienced any significant changes in the business climate or in the use of assets that would require the Company to write down the value of the assets recorded in the balance sheet.

(r) Use of estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(s) Reclassifications—Certain prior year amounts have been reclassified to conform to current presentations.

(t) Foreign currency translation—Assets and liabilities of the Company’s consolidated foreign subsidiaries are generally translated at period-end exchange rates, and related revenue and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as foreign currency components of other comprehensive income in stockholders’ equity. The results and financial condition of the Company’s international operations are affected by changes in exchange rates between certain foreign currencies and the U.S. dollar. The functional currency for each of the Company’s international subsidiaries is the local currency of the subsidiary. An increase in the value of the U.S. dollar increases costs incurred by the subsidiaries because most of the Company’s international subsidiaries’ inventory purchases are U.S. dollar denominated. The Company seeks to manage its foreign currency economic risk by minimizing its U.S. dollar investment in foreign operations using foreign currency term loans and lines of credit to finance the operations of its foreign subsidiaries. The Company generally recognizes foreign exchange gains and losses on the statement of operations for intercompany balances that are denominated in currencies other than the

IMPCO TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements—(Continued)

reporting currency. In the event that the Company determines that intercompany balances between the Company and its subsidiary will not be settled in the foreseeable future, the foreign exchange gains and losses are deferred as part of cumulative translation adjustment on the balance sheet.

Transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, with the exception of those transactions that operate as effective hedges of identifiable foreign currency commitments, are included in the results of operations as incurred.

(u) Financial instruments—At December 31, 2004 and 2005, the fair value of the Company’s long-term debt approximated carrying value.

(v) Derivative financial instruments—The Company periodically enters into foreign currency forward contracts and interest rate swap agreements. The Company uses derivative financial instruments that include foreign exchange contracts to manage certain foreign currency risks. The Company does not use foreign exchange contracts for trading purposes. Realized gains and losses on these contracts are included in the measurement of the related foreign currency transaction. The Company, from time to time, uses interest rate swap agreements to manage interest rate risk on its floating rate debt portfolio. Each interest rate swap is matched as a hedge against a specific debt instrument and has the same notional amount and tenor as the related debt instrument principle. SFAS No. 133, Accounting for Derivative Instruments and for Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities—An Amendment of SFAS No. 133, requires the Company to recognize all derivatives on the balance sheet at fair market value. Derivatives that are not designated as hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of the derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. At December 31, 2005, the Company had a foreign exchange agreement that was not designated as a hedge. The Company recognized $2.3 million of unrealized gains relating to the MTM Loan in other income, $0.6 million of unrealized gains relation to the MTM Loan in equity in earnings from unconsolidated subsidiaries, as well as $0.7 million in other expense relating to the fair value adjustment for the foreign exchange agreement.

(w) Comprehensive income (loss)—The Company presents comprehensive income (loss) in the Consolidated Statements of Stockholders’ Equity in accordance with SFAS No. 130, Reporting Comprehensive Income. Comprehensive income (loss) includes, in addition to net income (loss), charges in equity that are excluded from the consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the consolidated balance sheet.

(x) Deferred financing costs—Costs related to obtaining external debt are capitalized and amortized over the term of the debt using the straight-line method, which approximated the interest method. Accumulated amortization at December 31, 2004 and 2005 was $0.5 million and $0 million, respectively. When a loan is paid in full, the unamortized financing costs are removed from the related accounts and charged to operations.

IMPCO TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements—(Continued)

Recent Accounting Pronouncements

The FASB issued SFAS No. 123R, Share-Based Payment, which sets accounting requirements for “share-based” compensation to employees, including employee-stock-purchase- plans and provides guidance on accounting for awards to non-employees. This statement will require the Company to recognize in its statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for the type of valuation model. For public entities, this statement is effective for the first interim period beginning after June 15, 2005. However, the SEC has deferred the implementation date to the beginning of the next fiscal year, and, as a result, the Company will adopt this statement in the first quarter of 2006. The Company expects the adoption of SFAS No. 123R to add approximately $1.0 million in compensation expense in 2006.

SFAS No. 151, Inventory Costs, eliminates the “so abnormal” criterion in Accounting Research Bulletin or ARB 43 Inventory Pricing. This statement no longer permits a company to capitalize inventory costs on its balance sheets when the production defect rate varies significantly from the expected defect rate. The statement reduces the differences between U.S. and international accounting standards. This statement is effective for inventory costs incurred during annual periods beginning after June 15, 2005. The Company intends to adopt this statement in the first quarter of fiscal 2006. The adoption of SFAS No. 151 is not expected to have a significant impact on the Company’s results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, A Replacement of APB Opinion No. 20 and SFAS No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires that most voluntary changes in accounting principle be recognized by retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This Statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This Statement also carries forward the guidance in Opinion 20 requiring justification of a change in accounting principle on the basis of preferability. SFAS No. 154 is effective for fiscal year beginning after December 15, 2005. The Company will adopt SFAS No. 154 beginning January 1, 2006. The adoption of SFAS No. 154 is not expected to have a significant impact on the Company’s financial position or results of operations.

2.	Acquisition of BRC

On October 3, 2002, the Company entered into an option agreement with the equity holders of BRC under which the Company was granted an option to acquire a 50% ownership interest in BRC for approximately $23.9 million, which included $13.9 million cash and the issuance of 2,309,470 shares of Company common stock (which the parties acknowledged and agreed were valued in the aggregate at $10.0 million).

IMPCO TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements—(Continued)

On July 22, 2003, the Company concluded the acquisition of 50% of BRC for an aggregate purchase price of approximately $24.5 million, which included directly related costs of approximately $0.6 million. The Company applied the equity method of accounting on the basis that the Company did not have effective control over BRC at the time of the 50% acquisition. Applying the principles of purchase accounting to this acquisition required that the Company allocate the aggregate purchase price of approximately $25.5 million (including a total of direct costs of $1.6 million) to the fair value of the net assets and liabilities as of July 22, 2003 in connection with its 50% acquisition of BRC resulting in the step-up in fair value of fixed assets, step-down in fair value of long-term notes and recognized goodwill.

In September 2004, the Company’s board of directors considered the Company’s proposal to acquire the remaining 50% of BRC. The negotiated purchase agreement was announced on October 25, 2004 and included a purchase price that consisted of $10.0 million in cash and 5,098,284 shares of the Company’s common stock. The Company considered the following factors during the course of negotiations to purchase the remaining 50% of BRC: (1) a fairness opinion of the price to be paid for the remaining 50% of BRC provided by an independent valuation firm and (2) the Company believed that the acquisition of BRC, a world-class provider of alternative fuels products to the transportation market segment, would position IMPCO in the transportation market segment as a market leader.

The completion of the transaction was also contingent on the Company completing an equity offering sufficient to raise at least $15.0 million in cash, to repay the $20.0 million senior subordinated secured promissory notes issued to Bison in July 2003 and to secure the approval of the Company’s shareholders to proceed with the transaction. On December 30, 2004, the Company repaid the Bison note for $22.0 million (see Note 3); on February 11, 2005, the Company completed its equity public offering by issuing a total of 4,600,000 shares of its common stock to investors and realized approximately $26.4 million before transaction fees of approximately $2.3 million and on March 10, 2005, the Company’s shareholders approved the transaction.

The Company concluded the acquisition of the final 50% of BRC on March 31, 2005, following a special stockholders’ meeting held on March 10, 2005 in which the stockholders approved the acquisition. In accordance with EITF 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, the Company determined the value of the consideration paid to the sellers of BRC for the final 50% to be approximately $39.3 million, based on (1) a cash payment of $10.0 million; (2) the weighted average price of the Company’s common stock for the three days prior to and following October 22, 2004 of $5.74 per share; and (3) the issuance of 5,098,284 shares of common stock. The basis for the determination of the weighted average stock price of $5.74 was the daily closing price of the Company’s common stock on the three days prior to and following the acquisition announcement date of October 22, 2004. The Company incurred $0.8 million and $0.7 million in costs related to the acquisition in December 31, 2004 and 2005, respectively. The Company also acquired approximately $1.5 million in cash.

Purchase Price Allocation as of December 31, 2005

The Company completed the final purchase price allocation, which updates the Company’s preliminary purchase price allocation completed as of September 30, 2005, in the quarter ended December 31, 2005, in accordance with the purchase method of accounting for

IMPCO TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements—(Continued)

business combinations. The purchase method of accounting allocates the amount paid for an acquisition over the fair value of the assets and liabilities acquired. The excess of the purchase price over the fair value is classified as goodwill. The portion of the purchase price that represents the fair value of acquired in-process technology or IPR&D on the date of the acquisition is recognized as acquired in-process technology on the condensed consolidated statement of operations in the same period as the acquisition. The Company’s final purchase price allocation considered separately the purchase price allocation for the initial 50% acquisition and the purchase price allocation resulting from the acquisition of the remaining 50% of BRC. The following table summarizes the purchase price allocation and the determination of goodwill, which is not deductible for tax purposes, as of July 22, 2003 for the first 50% acquired and as of March 31, 2005 for the second 50% acquired (in thousands):

	BRC
	1st 50%	2nd 50%
Cash	$13,943	$10,017
Common Stock	10,000	29,264
Directly related expenses	1,585	1,525

Aggregate purchase price	$25,528	$40,806

Less: IMPCO’s 50% share of
Book value of current assets acquired	14,562	25,418
Book value of equipment and leasehold improvements acquired	2,591	2,308
Book value of long-term assets acquired	636	11,214
Book value of current liabilities assumed	(5,175)	(18,286)
Book value of long-term liabilities assumed	(1,954)	(6,712)
Step-up in fair value of fixed assets	3,662	1,427
Acquired in-process technology	—	99
Step-up in fair value of intangible assets	—	12,523
Step-down in fair value of term note	66	—
Allocation for deferred tax liability	—	(6,441)

Goodwill recognized	$11,140	$19,256

In its allocation of the purchase price the Company initially determined in the first and third quarters of 2005 that approximately $0.1 million and $0.2 million, respectively, represented IPR&D costs. Accordingly, the Company recorded $0.1 million and $0.1 million as expense in the three months ended March 31, 2005 and September 30, 2005, respectively. The Company has subsequently determined in the fourth quarter of 2005 that approximately $0.1 million represented IPR&D costs. Accordingly, the Company has recorded a credit of $0.1 million to this expense in the three months ended December 31, 2005 thereby bringing the total expense for acquired IPR&D costs to $0.1 million in its consolidated statement of operations for 2005. This allocation was determined using the income approach, which utilizes a discounted cash flow approach to estimate the present value of future cash flows that are expected to result from R&D projects that were in-process, or incomplete, as of the acquisition date of March 31, 2005. One project was determined to have met the criteria for classification as IPR&D including (1) the existence of remaining technological risks; (2) absence of alternative uses for this project or its underlying assets; and (3) presence of substantive and verifiability qualities that characterize an IPR&D project. The Company used a risk adjusted discount rate of 20% to discount future cash flows reflecting that most of the project was nearing completion

IMPCO TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements—(Continued)

and that revenue estimates associated with these projects were already discounted. Other research and development projects were excluded from this classification on the basis that they represented either sustaining engineering projects or they no longer had any significant technological risk associated with them.

As of September 30, 2005, the Company had initially determined that the step-up in fair values for fixed assets acquired in the second 50% was approximately $1.2 million and acquired intangibles with definite lives were valued at $26.9 million. In the fourth quarter of 2005, the Company subsequently determined the step-up in fair values for fixed assets acquired in the second 50% was approximately $1.4 million. In addition, the Company’s final purchase price allocation in the fourth quarter of 2005 assigned acquired intangible assets with definite lives a value of approximately $12.5 million and consisted of the following (in thousands):

Intangible Asset	Remaining Life	Amortization Method	Value
Existing technology	7 years	Straight line	$9,032
Customer relationships	11 years	Sum-of the years digits	1,987
Trade name	11 years	Straight line	1,505

			$12,524

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

A deferred tax liability in the amount of approximately $10.5 million was initially established in September 30, 2005, based on the temporary taxable differences between the financial and historical tax bases of the step-up in fair values of the identifiable assets. Based on the final purchase price allocation determined in the fourth quarter of 2005, the deferred tax liability was adjusted to an amount of approximately $6.4 million. A 37.25% tax rate was applied to the final total allocation as of March 31, 2005 of the net book value of the step-up in fair value of fixed assets acquired in the first 50% of approximately $3.3 million, the step-up in fair values for fixed assets acquired in the second 50% of approximately $1.4 million, the fair value assigned to the intangible assets of approximately $12.5 million and the net book value for the step-down in fair value of long-term debt of approximately $0.1 million.

In the three months ended September 30, 2005, the Company initially recorded amortization expense of approximately $1.9 million for the intangible assets acquired and depreciation expense of approximately $0.1 million for the step-up in fair values of fixed assets acquired, which were initially estimated to have a remaining useful life of 10 years. In the three months ended December 31, 2005, the Company recorded adjustments to the amortization expense for intangible assets acquired and depreciation expense as a result of the final purchase price allocation. The Company recorded a credit of approximately $0.6 million related to the amortization expense for intangible assets acquired and additional expense of $0.5 million related to depreciation expense for the step-up in fair values of fixed assets acquired.

IMPCO TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements—(Continued)

In summary, for the year ended December 31, 2005, the Company recorded amortization expense of approximately $1.3 million for the intangible assets acquired and depreciation expense of approximately $0.2 million for the step-up in fair value of the tangible assets acquired in the second 50%, which were estimated to have a remaining useful life of five years. Among the intangible assets acquired, existing technology and trade name were amortized using the straight line method and customer relationships were amortized using the accelerated sum-of-the-years digit method. The sum-of-the-years digit method of amortization reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up. Depreciation expense was approximately $0.3 million for the step-up in the fair values of fixed assets acquired in the first 50% for the year ended December 31, 2005.

Pro Forma Consolidated Statement of Operations

The Company completed the purchase of the remaining 50% of BRC on March 31, 2005 and consolidated the March 31, 2005 balance sheet of BRC with the consolidated balance sheet of IMPCO. The Company consolidated the second, third and fourth quarter 2005 results and cash flows of BRC with the Company’s consolidated statements of operations and cash flows for the year ended December 31, 2005. The following table sets forth unaudited pro forma financial information for the years ended December 31, 2004 and 2005, as if the acquisition had occurred on January 1, 2004 and January 1, 2005 instead of on March 31, 2005. The unaudited pro forma financial information if provided for informational purposes only and does not project the project the Company’s results of operations in any future period (in millions, except per share data):

	Year Ended December 31,
	2004	2005
	(unaudited)	(unaudited)
Revenue	$176.9	$193.8
Loss before cumulative effect of a change in accounting principle	$(1.3)	$(11.2)
Basic and diluted loss per share	$(0.05)	$(0.40)

IMPCO TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements—(Continued)

3.	Debt

The Company’s outstanding debt is summarized as follows (in thousands of dollars):

		December 31, 2004	December 31, 2005
(a)	Senior subordinated secured promissory note—Bison Capital Structured Equity Partners, LLC	$—	$—
(b)	Term loan—MTM, SrL	22,000	—
(c)	Revolving promissory note—LaSalle Business Credit, LLC	7,680	6,248
(d)	Term loan—Unicredit Banca Medio Credito S.p.A.	—	9,428
(e)	Term loan—The Hong Kong and Shanghai Banking Corp. Ltd	—	—
(f)	Term loan—Italian Ministry of Industry, net of discount of $47	—	779
(h)	Other loans	93	115
(i)	Capital leases	198	1,052

		29,971	17,622
	Less: current portion	10,420	9,160

	Non-current portion	$19,551	$8,462

The debt (excluding discount of $47 related to Ministry of Industry Loan) is scheduled to be repaid as follows (in thousands):

5 year debt payout (excludes discount of $47):

December 31, 2006	$9,160
December 31, 2007	2,844
December 31, 2008	2,846
December 31, 2009	2,551
December 31, 2010	162
December 31, 2011 and thereafter	106

Total	$17,669

(a) Senior Subordinated Secured Promissory Note—Bison Capital Structured Equity Partners, LLC

On July 18, 2003 the Company entered into an agreement with Bison to sell to Bison a senior subordinated secured promissory note, which we refer to as the Bison Note in the amount of $20.0 million bearing interest at a rate of 11.25%. Interest payments are due monthly over the term of the note and the principal amount of the note is due in full on July 18, 2007. The proceeds of the Bison Note were approximately $17.3 million and resulted in a loan discount of approximately $2.7 million, which was accreted to interest expense over the term of the Bison Note. On December 30, 2004, the Company prepaid the Bison Note in the amount of $22.0 million, which included a principal amount of $20.0 million, a prepayment penalty of $1.0 million and accrued interest $1.0 million, with the $22.0 million proceeds from a five year term loan the Company arranged with MTM. The effective interest rate on the Bison

IMPCO TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements—(Continued)

Note at the time of repayment was 18.75%. The Company recognized a loss on extinguishment of debt in the fourth quarter of 2004 in the amount of $6.8 million to (a) reflect the write-off of deferred interest costs in connection with the Bison Note in the amount of approximately $5.8 million including the unamortized portion of Bison and Bathgate warrants in the amounts of approximately $1.7 million and $0.5 million, respectively, the remaining unamortized loan discount costs in the amount of $2.0 million, and unamortized original debt issuance costs in the amount of approximately $1.6 million and (b) the $1.0 million prepayment penalty.

In conjunction with the promissory note agreement the Company issued warrants to Bison to purchase 500,000 shares of the Company’s common stock at an exercise price of $2.00 per share. In September 2003, Bison exercised the warrants and acquired 500,000 shares of common stock. Bathgate Partners were issued 120,000 fully vested warrants to acquire 200,000 shares of the Company’s common stock at a price of $7.22, or 120% over its closing price of on April 1, 2005.

(b) Term Loan—MTM SrL

On December 23, 2004 the Company entered a loan agreement with MTM pursuant to which it borrowed $22.0 million the “MTM Loan”). The loan proceeds were used to retire all debts and related obligations the Company had incurred pursuant to a Securities Purchase Agreement dated July 18, 2003 with Bison. The MTM Loan carries an interest rate equal to 3-month EURIBOR plus 1.5% per annum, which totaled approximately 3.7% as of December 31, 2004. The MTM Loan matures on December 31, 2009 and will be repaid in quarterly installments beginning March 31, 2005, each payment in the amount of not less than $0.65 million in the first two years, $0.8 million in the third year, $1.0 million in the fourth year and $1.15 million in the final year, with a $5.0 million “balloon payment” of the remaining unpaid principal due on December 31, 2009 along with any unpaid interest. This loan may be accelerated in the event that any payment is not made within 15 days of the date when due, if the employment of Mariano Costamagna, the Company’s Chief Executive Officer, is terminated for any reason (with certain exceptions for termination upon Mr. Costamagna’s death), if the Company materially breach his employment agreement or upon written notice of any other default under the agreement. Also, Mariano Costamagna and Pier Antonio Costamagna have guaranteed the MTM Loan. In return for Messrs. Costamagnas’ guarantee, the Company has pledged its equity interest in BRC as collateral in the event the guarantee is utilized. The MTM Loan agreement contains restrictive covenants limiting the Company’s ability to: (a) incur additional indebtedness other than unsecured trade credit, capital leases and additional indebtedness pursuant to the senior credit facility with LaSalle; (b) merge, consolidate or sell the Company’s assets; (c) purchase, retire or redeem the Company’s capital stock; and (d) make capital expenditures in excess of $2.5 million in any fiscal year. The shares of BRC are also pledged as security for the MTM loan. The loan also contains a cross default provision linked with the LaSalle Senior Credit Facility described below. With the proceeds from the MTM Loan, the Company repaid the Bison Note on December 30, 2004, in the amount of $20.0 million plus a prepayment penalty of $1.0 million and accrued interest of $1.0 million. At December 31, 2004, $2.6 million of the MTM Loan was classified on the consolidated balance sheet as the current portion of long-term debt and $19.4 million was classified as long-term debt. As of December 31, 2005, $2.6 million was classified as current portion of long-term debt and $16.8 million was classified as long-term debt. For purposes of balance sheet presentation, the December 31, 2005 outstanding balance of $19.4 million has been eliminated upon consolidation of BRC financial statements with those of IMPCO.

IMPCO TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements—(Continued)

The variable interest rate on the MTM Loan was approximately 3.7%, 3.6%, 3.6% and 3.7% at January 1, 2005, April 1, 2005, July 1, 2005 and October 1, 2005, respectively, which were the applicable interest rates for the three months ended March 31, 2005, June 30, 2005, September 30, 2005, and December 31, 2005, respectively. The Company paid principal and interest payments of approximately $0.8 million each on March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005, respectively.

(c) Revolving Promissory Note—LaSalle Business Credit, LLC

On July 18, 2003 the Company entered into a revolving promissory note with LaSalle for a maximum amount of $12.0 million bearing interest at a rate of prime plus 1% (the “LaSalle Senior Credit Facility”). The note is payable in full on July 18, 2006. The Company’s availability under this facility is determined by 85% of the eligible accounts receivable and 60% of the eligible inventory balances as defined by the asset-based lending agreement. Under the terms of the loan agreement, the Company shall not declare or pay dividend or other distribution whether in cash or in kind. As of December 31, 2004, $7.7 million was outstanding under the line of credit at an interest rate of 6.25% and approximately $1.2 million was unused and available. On March 29, 2005, the Company and LaSalle executed the Third Amendment to the Loan and Security Agreement, which amended the loan agreement to (1) extend the loan agreement by one year to July 18, 2007 (2) reduce the borrowing limit from $12.0 million to $9.0 million (3) revise the loan covenants to remove those covenants based on consolidated EBITDA and (4) introduce, commencing on the first quarter of 2005, a new loan covenant based on quarterly minimum pre-tax income that was defined as income before minority interest, share in income (loss) of unconsolidated affiliates and income taxes for 2005 and trailing 4 quarter minimum values for 2006 and 2007 (5) continue the covenant based on minimum quarterly amounts for tangible net worth with revised values that include December 31, 2004 and (6) increase the maximum allowable annual consolidated fixed assets capital expenditure amount from $2.2 million to $5.0 million.

At December 31, 2004 and June 30, 2005, the Company was in default under the terms of the Senior Credit Facility since it did not meet certain financial covenants at the end of the fourth quarter of 2004 and the second quarter of 2005, respectively. The Company renegotiated its covenants at December 31, 2004 and at June 30, 2005 to include revised covenants for the third and fourth quarters of 2005, and obtained a waiver for the second quarter of 2005 as part of the Fourth Amendment to the Senior Credit Facility or Fourth Amendment. The Company was in compliance with the revised covenants at September 30, 2005. At December 31, 2005, the Company was not in compliance with the domestic pre-tax income covenant and the domestic tangible net worth covenant as established within the Fourth Amendment. On March 28, 2006, the Company received a waiver from LaSalle that waives its non-compliance with the applicable covenants as of December 31, 2005. The Company believes it will not be in compliance with certain covenants in the first quarter of 2006. As of December 31, 2005, approximately $6.2 million was outstanding under the LaSalle Senior Credit Facility and approximately $2.0 million was unused and available. Approximately, $0.4 million was recognized as interest expense in 2005. Under the terms of the LaSalle Senior Credit Facility, the annual interest rate was 6.25% at December 31, 2004 and 7.25% at December 31, 2005.

IMPCO TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements—(Continued)

(d) Term loan—Unicredit Banca Medio Credito SpA.

On December 2, 2004, MTM entered into a five-year unsecured loan agreement with Unicredit Banca of Italy, which we refer to as the Unicredit Loan in which MTM received approximately $13.6 million based on the December 31, 2004 exchange rate of $1.36 to the euro The primary purposes of the Unicredit Loan were to improve MTM’s working capital and to consolidate various mid- to long-term debt obligations with a single lender on more attractive terms. The payment terms are such that MTM will make quarterly principal payments of approximately $0.6 million throughout the term of the Unicredit Loan, which matures on December 31, 2009 with interest based on the 3-month EURIBOR rate plus 1%, which was 3.5% at December 31, 2005. At December 31, 2005, the amount outstanding under the Unicredit Loan was approximately $9.4 million. The loan agreement requires that MTM maintain a debt to equity ratio of less than 0.80 and MTM is not allowed to remit dividends based on income for the years 2004 and 2005. At December 31, 2005, MTM was in compliance with these requirements.

(e) Line of Credit—The Hong Kong and Shanghai Banking Corporation Ltd.

In April 2002, IMPCO Japan secured approximately $0.6 million line of credit facility with the HSBC, Osaka branch. This line of credit was renewed in March 2003 with a fixed interest rate of 1.685% for a period of 12 months and matured in April 2004. The line of credit was cash secured by a restricted account with National Australian Bank Limited, which issued a stand-by letter of credit to HSBC as collateral for the line of credit. At December 31, 2003, the outstanding loan balance was approximately $0.6 million, bearing interest at a rate of 1.685%. In April 2004, the amount outstanding of $0.6 million was fully paid and the restricted cash became unrestricted.

(f) Term Loans—Italian Ministry of Industry

In 1998 and 2002, BRC entered into unsecured loan agreements with the Italian Ministry of Industry for the purpose of funding the acquisition of property, plant and equipment and research and development expenditures. The loans are repayable through annual installments and through 2011 at a subsidized interest rate of 3.25%. At December 31, 2005, approximately $0.8 million was owed under these agreements. At December 31, 2005, the carrying value of this loan was reduced by a discount of $47,000 which is associated with fair value allocation for the purchase of the first 50% of BRC (see Note 2). The discount is being amortized to interest expense over the remaining term of the loan. For the year ended December 31, 2005, $7,000 was amortized to interest expense.

(g) Notes payable

During April and May of 2003, the Company entered into agreements with investors to provide approximately $3.1 million in bridge loans, of which $1.4 million was from an entity related to one of the Company’s directors. The bridge loans bore interest at a rate of 12% and matured in October 2003. In conjunction with the bridge loan agreements the Company issued warrants to the investors to purchase 305,000 shares of the Company’s common stock at $2.46, or 120% of the then market price. During July 2003, approximately $1.0 million of the loans was repaid, and the remaining loans and accrued interest in the amount of $2.2 million and $0.1 million, respectively, were repaid in full in December 2003.

IMPCO TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements—(Continued)

(h) Other loans

In May 2004, the Company financed certain insurance policies through a third party lender. As of December 31, 2004 the balance of these loans was approximately $0.1 million, at an annual interest rate of 5%. In April and June of 2005, the Company financed, through a third party lender, certain insurance policies, a total of approximately $0.9 million, which are payable within a year from the date of financing. At December 31, 2005, the balance of these outstanding loans totaled approximately $0.1 million bearing an annual interest rate of 6.5%.

(i) Capital leases

The increase in capital leases of $0.8 million was primarily in the U.S. operations.

(j) Line of credit—Banca Credito Cooperativo di Cherasco

At December 31, 2005, BRC had an unsecured line of credit amounting to approximately $1.3 million with no outstanding balance. In addition, BRC has a $6.1 million line of credit secured by customer account receivable drafts, of which none was outstanding at December 31, 2005. The annual interest rates on these short-term borrowings were 2.8% and 7%, respectively, at December 31, 2005. The lines of credit are callable on demand.

(k) Loans from a Director

On March 31, 2003, a Company director extended to the Company a loan commitment of $8.0 million expiring May 31, 2003. The loan was subsequently reduced to $1.5 million and extended to January 31, 2004. In connection with the loan commitment, the Company granted to the director 200,000 warrants, fully vested, at a price of $2.51, which expire in four years from the date of grant. The Company cancelled the loan commitment in July 2003.

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

(l) Defaults under Loan Agreements

At December 31, 2003 the Company was not in compliance under terms of the LaSalle and Bison agreements and had received waivers from LaSalle and Bison for covenant non-compliance conditions. Bison granted the Company a modified EBITDA calculation for 2004 and a further waiver in maintaining its term loan status as a long term liability throughout 2004. LaSalle amended the LaSalle Senior Credit Facility on March 12, 2004 which resulted in additional borrowing capacity of $2.6 million.

At December 31, 2004 and June 30, 2005, the Company was in default under the terms of the LaSalle Senior Credit Facility since it did not meet certain financial covenants at the end of the fourth quarter of 2004 and the second quarter of 2005. The Company renegotiated its covenants at December 31, 2004 and at June 30, 2005 to include revised covenants for the

IMPCO TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements—(Continued)

third and fourth quarters of 2005, and obtained a waiver for the second quarter of 2005. Under the terms of the LaSalle Senior Credit Facility, the annual interest rate was 6.25% at December 31, 2004 and 7.25% at December 31, 2005. The Company was not in compliance with the U.S. operations net income covenant and tangible net worth covenant of the amended LaSalle Senior Credit Facility at December 31, 2005. On March 28, 2006, the Company obtained a waiver from LaSalle that waived the Company’s non-compliance with the applicable covenants as of December 31, 2005. The Company believes it will not be in compliance with certain covenants in the first quarter of 2006.

At December 31, 2005, the Company’s weighted average interest rate on debt payables was 5.1%.

4.	Income Taxes

The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2003	2004	2005
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	807	—	6,319

	807	—	6,319
Deferred:
Federal and State	(2,479)	(7,743)	(1,962)
Foreign	(139)	991	(780)
Change in Valuation Allowance	2,479	9,077	10,448

	(139)	2,325	7,706

Total provision (benefit) for income taxes for continuing operations	$668	$2,325	$14,025

(Loss) income before income taxes, equity earnings in unconsolidated affiliates, minority interests in consolidated subsidiaries and dividends for U.S. and foreign-based operations is shown in below (in thousands):

	Fiscal Year Ended December 31,
	2003	2004	2005
U.S.	$(6,135)	$(13,159)	$(6,167)
Foreign	1,615	(162)	10,566

Total income (loss) before income taxes and minority interests	$(4,520)	$(13,321)	$4,399

A tax expense of approximately $14.0 million was recognized during 2005 as compared to a $2.3 million tax expense during 2004. The 2005 tax expense consists of approximately $5.5 million related to the Company’s foreign operations and increase in the valuation allowance for deferred taxes assets in the amount of $10.4 million offset by $2.0 million increase in deferred

IMPCO TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements—(Continued)

tax assets primarily attributed to increases in net loss carryforwards for state and federal taxes.

Pursuant to Internal Revenue Code Sec. 382 and 383, certain changes in ownership structure (common stock issuances in the case of IMPCO) may partially or fully limit future use of net operating losses and tax credits available to offset future taxable income and future tax liabilities, respectively.

The components of the Company’s deferred tax liabilities and assets is as follows (in thousands of dollars):

	Fiscal Year Ended December 31,
	2004	2005
Deferred tax liabilities:
Tax over book depreciation	$(1,261)	$(428)
BRC purchase accounting	—	(5,577)
Foreign deferred tax liability	—	(1,039)
Other	(533)	(695)

	(1,794)	(7,739)
Deferred tax assets:
Tax credit carryforwards	10,827	10,640
Net operating loss carryforwards	32,552	35,125
Inventory reserves	772	368
Provisions for accrued expenses	1,564	692
Foreign deferred tax asset	—	1,097
Valuation allowance	(35,556)	(46,004)

	10,159	1,918

Total net deferred tax balances	8,365	(5,821)

Net deferred tax assets	8,365	1,097
Less: deferred tax assets, current	182	—

Net deferred tax assets, non-current	8,183	1,097

Net deferred tax liabilities	—	(6,918)
Less: deferred tax liabilities, current	—	(1,921)

Net deferred tax liabilities, non-current	—	(4,997)

Based upon the substantial net operating loss carryovers and expected future operating results, management concluded that it is more likely than not that substantially all of the deferred tax assets at December 31, 2005 may not be realized within a three year period. Consequently, the Company recorded an increase of $10.4 million to the valuation allowance for these deferred tax assets in 2005. The balance of the total valuation allowance was $46.0 million as of December 31, 2005. In addition, the Company expects to provide a full valuation allowance on future tax benefits realized in the United States until it can sustain a level of profitability that demonstrates its ability to utilize the assets.

IMPCO TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements—(Continued)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax liabilities as of December 31, 2005 includes goodwill temporary differences of $0.3 million.

For the year ended December 31, 2005, the Company has a federal research and development tax credit carryforward available for federal income tax purposes of approximately $4.6 million that, if not used, expires between 2011 and 2023. Federal net operating loss carryforwards of approximately $90.8 million expire between 2021 and 2024. California net operating loss carryforwards of approximately $47.9 million expire between 2011 and 2014. The Company also has research and development credit carryforwards for state income tax purposes of approximately $4.6 million, which do not expire for tax reporting purposes. The Company has unused manufacturers investment credit for California of $1.0 million that will start to expire in 2008. The Company also has $0.2 million in alternative minimum tax credits that do not expire for tax reporting purposes.

A reconciliation of income taxes computed at the federal statutory income tax rate to income taxes reported in the consolidated statements of operations is based on income (loss from operations before income taxes and equity share in losses of unconsolidated affiliates) as follows:

	Year Ended December 31,
	2003	2004	2005
Federal statutory income tax rate	(34.0)%	(34.0)%	34.0%
Permanent differences	2.4	7.0	4.4
State tax, net	0.0	0.2	—
Foreign tax in excess of expected tax	2.6	8.4	91.9
Research and development credit	(3.4)	—	—
Valuation Allowance	47.1	35.9	192.9
Other	—	—	(4.4)

Effective tax rate	14.7%	17.5%	318.8%

For 2005, undistributed earnings of the Company’s foreign subsidiaries and equity investments were approximately $6.3 million. Undistributed earnings, except the 51% interest in for Impco BV, are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes has been provided thereon. Upon distribution of earnings in the form of dividends or otherwise, the Company would be subject to both United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. In 2005, the Company received $0.8 million as its share of the dividend distributed by its Netherlands subsidiary for which approximately $38,000 was withheld in foreign taxes.

IMPCO TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements—(Continued)

5.	Commitments and Contingencies

(a) Leases

The Company has certain non-cancelable operating leases for facilities and equipment, and non-cancelable capital leases for machinery, equipment and motor vehicles. Future minimum lease commitments under non-cancelable leases at December 31, 2005, net of the sublease, are as follows (in thousands of dollars):

	Lease Obligations
Fiscal Year Ended December 31,	Capital Lease Obligations	Operating Leases
		Obligations	Sublease Income	Net Obligations
2006	$341	$3,510	$(272)	$3,238
2007	381	3,322	(206)	3,116
2008	357	2,942	(183)	2,759
2009	103	2,581	(183)	2,398
2010	—	2,229	(183)	2,046
Thereafter	—	8,878	(138)	8,740

Total minimum lease payments	$1,182	$23,462	$(1,165)	$22,297

Less: imputed interest	(130)

Present value of future minimum lease payments	1,052
Less: current portion	278

Long-term capital lease obligation	$774

In 2004, the Company subleased a portion of its warehouse to an unrelated third party. Under the terms of the agreement commencing April 1, 2004 to May 1, 2006, the Company received approximately $0.2 million in sublease payments for the year ending December 31, 2004. The annual rent to be received has been reflected as a reduction in future minimum lease payments.

The Company exited its Seattle research and development facility, which we refer to as Seattle Facility on August 1, 2005 and relocated key technical personnel to other IMPCO facilities. It subleased the Seattle Facility for a period of 120 months through September 30, 2011.

The Company is also relocating its combined corporate headquarters and U.S. manufacturing operations from its current location in Cerritos, California to Santa Ana, California. On September 6, 2005, the Company entered into a lease agreement with a term of 13 years and annual rent of $714,000 which is set to increase 3% every year pursuant to the terms of the agreement. The Company is recording rent expense using a straight-line basis for the 3% increases. In connection with the relocation, the Company recorded approximately $0.9 million in expenses in the year ended December 31, 2005, consisting of approximately $0.1 million in accelerated amortization expense for leasehold improvements and furniture and fixtures, approximately $0.2 million for incremental rent expenses prior to the planned exit of the Cerritos Facility in early 2006, $0.2 million for relocation and set-up costs and approximately $0.4 million for the fair value of the remaining lease obligation reduced by

IMPCO TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements—(Continued)

estimated sublease rentals for the Cerritos Facility which extends until 2009. The remaining lease obligation is included in accrued expenses at December 31, 2005.

In July 2002, BRC sold two parcels of real property located in Cherasco, Italy, including the buildings situated thereon, to IMCOS Due SrL, which we refer to as IMCOS Due, a real estate investment company owned 100% by Messrs. Mariano Costamagna, Pier Antonio Costamagna and members of their immediate families. The price and other terms of this sale reflected the fair market value for the property based upon an appraisal conducted at the time of the purchase. Subsequently, IMCOS Due leased back to BRC and MTM under an eight-year lease, the portion of these properties that were previously occupied by those entities. The terms of this lease reflect the fair market value for the lease of such property based upon an appraisal conducted at the time of the leasing transaction. Lease payments by BRC in 2004 were $540,000. In 2005, BRC leased an additional building from IMCOS Due. Total lease payments to IMCOS Due for 2005 were approximately $725,000.

Total rental expense under the operating leases for 2003, 2004 and 2005 were approximately $2.0 million, $1.9 million, and $3.3 million, net of sublease payments of $0.2 million, respectively. These leases are non-cancelable and certain leases have renewal options and escalation clauses.

(b) Contingencies

The Company is subject to certain claims that arise in the ordinary course of business. In the opinion of management, no pending or threatened claims, actions, or proceedings against the Company are expected to have a material adverse effect on the Company’s financial statements. MTM is a defendant in a lawsuit brought by ICOM, SrL, filed in the local court at Milan, Italy. That lawsuit initially sought injunctive relief and damages for infringement of ICOM’s alleged exclusive rights to sell ring-style gaseous fuel tanks in Italy. The trial court initially denied the plaintiff’s motion for injunctive relief and subsequently denied the plaintiff’s damages claims. The case remains on appeal, and BRC’s management has indicated they believe the plaintiff’s claims are without merit.

(c) Investment and Tax Savings Plan

The Company’s Investment and Tax Savings Plan (the “Plan”) is a defined contribution plan, which is qualified under Internal Revenue Service Code Section 401(k). The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. All U.S. employees who are at least age twenty-one or older are eligible to participate in the Plan on the first day of employment with the Company. Eligible employees of the Company who elect to participate in the Plan may contribute into the Plan not less than 1% or more than 15% of compensation. The Company’s matching contributions are discretionary and match elective salary deferrals up to 3.0% of compensation. Approximately 79.7% of eligible employees were enrolled in the 401(k) plan at December 31, 2005. Employer contributions approximated $273,000, $246,000 and $250,000 for 2003, 2004 and 2005, respectively.

(d) Pension Expense

The Company’s 51% owned subsidiary in The Netherlands has a defined benefit pension plan for employees over 25 years of age and mandatory retirement at age 65. The post-

IMPCO TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements—(Continued)

retirement benefit is 70% of the highest annual compensation level earned during employment. The Company purchases and fully funds this benefit with a state-approved insurance carrier who takes full responsibility for paying post-retirement benefits. For 2003, 2004 and 2005, the Company paid approximately $0.2 million, $0.5 million, $0.3 million, respectively.

(e) Deferred Compensation Plan

The Company has a Non-Qualified deferred compensation plan wherein selected key employees may elect to defer a portion of their compensation each year. The Plan is administered by a third party Plan administrator. Employee contributions are invested in mutual funds and consequently are considered to be traded instruments. The Company matches 50% of the employee contribution up to an annual maximum of $12,500. The cash contributed by the Company is invested in Company common stock acquired in the open market. The value of the investments, mutual funds and common stock, are calculated and recorded as a liability at market value and are classified as long-term liability on the Company’s balance sheet. The Company includes the common stock of the Plan in its computations of basic and diluted net income on net loss per share. According to EITF 97-14, Accounting for Deferred Compensation Arrangement Where Amounts Earned are Held in a Rabbi Trust and Invested, the Company consolidates the assets of the Plan as part of the Company’s assets at the end of each quarter, which are classified as long-term assets on the Company’s balance sheet. At December 31, 2004, the assets and liabilities under the plan were $1.0 million and $1.3 million, respectively, and at December 31, 2005, $1.2 million and $1.5 million, respectively.

(f) Employment Agreements

Mariano Costamagna

Mariano Costamagna entered into an employment agreement pursuant to which he became Chief Executive Officer effective January 1, 2005 until May 31, 2009. Mr. Costamagna’s initial base salary is $360,000 per year, and he is entitled to receive bonus incentives. Mr. Costamagna will relocate his primary residence to the United States, with the Company bearing his visa and moving expenses (including the expenses of his return move to Italy unless his termination is for “cause” or unless he resigns without “good reason”).

Mr. Costamagna’s employment agreement contains very limited provisions for termination (with certain exceptions for termination upon his death). If, during the term of his employment, the Company terminates his employment other than for “cause” or if he resigns for “good reason,” the Company must pay him a severance payment equal to $5.0 million (subject to certain limited reductions if he sells more than 20% of the common stock he has received in connection with his sales of his portion of BRC). Accordingly, the Company’s right to terminate his employment without triggering this obligation is limited to circumstances in which he commits a crime or engages in gross negligence or willful misconduct that adversely impacts our legitimate business interests or in which his act or omission materially interferes with his duties or represents a breach of his employment agreement that continues following notice and a four-week cure period. Similarly, Mr. Costamagna may resign and claim the severance payment if (after having given written notice and an opportunity to cure a defect) his title, duties, responsibilities or status are materially diminished, if his base salary or bonus is inappropriately reduced, or if his responsibilities are delegated to another person. The

IMPCO TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements—(Continued)

severance payment also triggers upon termination occasioned by death or disability, provided that in such cases he must qualify for life and disability insurance covering these obligations. Moreover, a termination of his employment for any reason (with limited exceptions for termination upon his death) constitutes an event as of default under the MTM Loan and affords him or his estate an ability to accelerate the amounts then outstanding under that loan. In addition to his base salary, Mariano Costamagna will also be paid approximately $125,000 as compensation for his services as a director of MTM until September 30, 2007.

Brad E. Garner

The Company entered into an employment agreement with Brad Garner, Chief Operating Officer of IMPCO, for a term of four consecutive one year periods commencing on January 5, 2004. The agreement requires payment of an annual base salary of $210,000 and payment of incentive compensation. In addition, the agreement provides for certain benefits, including medical insurance and a car allowance. The agreement is subject to termination events, which include Mr. Garner’s resignation and our right to terminate him. If terminated by the Company, Mr. Garner is entitled to cash payments equal to his annual base salary plus additional cash compensation that he would have earned for the remaining months following the effective date of termination of employment (or, if terminated in the fourth year, for six-months if that would be longer), and the benefits shall continue for the remaining months of the year following the effective date of termination of employment.

Pier Antonio Costamagna

As a condition to his obligations under the BRC purchase agreement, Pier Antonio Costamagna entered into an employment agreement with MTM effective March 31, 2005 pursuant to which he became MTM’s Chief Engineering Officer until May 31, 2009. Pier Antonio Costamagna’s initial base salary is approximately $360,000 per year, and he is entitled to participate in MTM’s existing bonus plans and arrangements, but not entitled to receive bonus incentives from IMPCO. Pier Antonio Costamagna’s employment agreement does not contain the severance provisions contained in Mariano Costamagna’s agreement, nor does such termination represent a default under the MTM Loan.

Robert M. Stemmler

On March 11, 2005, the Company entered into a revised employee consulting agreement with Robert M. Stemmler, former Chief Executive Officer, pursuant to which he will perform duties assigned to him by the Company’s Chief Executive Officer from March 11, 2005 through March 31, 2007. Mr. Stemmler had been Chairman of the Company’s board of directors, but agreed to resign as a director effective May 3, 2005. The Company will pay Mr. Stemmler a total of $300,000 as an employee consulting fee, provide him with life and long-term disability insurance during the term of the agreement and permit his stock options to continue to vest during the term of the agreement. In addition, the Company will reimburse Mr. Stemmler and his wife for the cost of medical insurance, initially in the form of COBRA coverage and then, from August 2005 until death, in the form of supplemental Medicare J insurance, or medical insurance comparable to that provided by the Company if supplemental Medicare insurance is not available for him and his spouse. The agreement cannot be terminated by the Company, and Mr. Stemmler’s death or disability does not terminate the agreement or relieve the

IMPCO TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements—(Continued)

Company of its obligation to pay the consulting fee. As a result, the Company recognized expense of approximately $1.8 million in the first quarter of 2005 consisting of $1.4 million of stock-based compensation expense for the modification of option terms (see Note 6) and accrued expenses of $0.3 million for the employee consulting fee and $0.1 million for lifetime medical benefits for the former CEO and his wife. As of December 31, 2005, the accrued expense remaining related to the terms of the revised employee consulting agreement was approximately $0.2 million.

Terry Clapp

On January 5, 2005, the Company entered into a Consulting Agreement with Terry Clapp, former Chief Operating Officer of international operations, for a term that expires on March 5, 2006. The agreement requires payment of a total base salary of approximately $325,000 (using December 31, 2004 exchange rate) for the entire 14 month term of the agreement, and provides for participation in the Company’s 2000, 2002, 2003 and 2004 Incentive Stock Option Plans. The agreement may not be terminated by the Company during the term of the agreement. As a result, the Company recognized expense of approximately $0.7 million in the first quarter of 2005 consisting of $0.4 million of stock-based compensation expense for the modification of option terms (see Note 6) and accrued expenses of $0.3 million for the consulting fee. As of December 31, 2005, the accrued expense remaining related to the terms of the revised employee consulting agreement was approximately $0.05 million.

6.	Stockholders’ Equity

(a) Stockholder Protection Rights Agreement

On June 30, 1999, the Company’s Board of Director’s adopted a Stockholder Protection Rights Agreement and declared a dividend of one right on each outstanding share of IMPCO common stock. Each right entitles the holder, upon certain events, to purchase, at an exercise price of $45.00 per share, shares of common stock with a value equal to twice the exercise price. The dividend was paid on July 26, 1999 to stockholders of record on July 12, 1999.

(b) Capital Transactions

On December 19, 2003 the Company concluded the issuance and sale of 1,500,000 shares of common stock to certain institutional investors at $6.40 per share, yielding net proceeds of approximately $8.8 million after discounts and commissions. The offering was conducted as a private placement under Section 4(2) of the Securities Act and Rule 506 promulgated thereunder. The proceeds of this offering were used to retire short-term debt and for working capital. During 2004, additional payments in the amount of approximately $251,000 related to this transaction were incurred, and recorded in additional paid-in capital.

In February 2005, the Company completed a public offering in which it sold 4,600,000 shares of common stock to investors and realized net proceeds of approximately $24.1 million based on a selling price of $5.75 and net of issuance costs of approximately $2.3 million. As a precondition to the remaining 50% acquisition of BRC that was completed on March 31, 2005, the Company used approximately $10.0 million of the proceeds as payment to the sellers of BRC. The remaining cash proceeds from the equity offering will be used primarily for working capital purposes.

IMPCO TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements—(Continued)

On March 10, 2005, the Company’s stockholders approved the BRC acquisition (see note 2) and the issuance of 5,098,284 shares of common stock in accordance with the October 22, 2004 Equity Purchase Agreement between the Company and the equity holders of BRC. On March 31, 2005, the Company completed the acquisition of BRC by issuing the 5,098,284 shares of the Company stock at a weighted average stock price of $5.74, valued at approximately $29.3 million based on the price of the Company’s stock for three trading days prior to and following October 22, 2004.

(c) Stock options

The Company has ten stock option plans that provide for the issuance of options to key employees and directors of the Company at the fair market value at the time of grant. Options under the plans generally vest in four or five years and are generally exercisable while the individual is an employee or a director, or ordinarily within one month following termination of employment. In no event may options be exercised more than ten years after date of grant. Of the ten stock option plans, one has expired and shares can no longer be granted under that plan although shares outstanding under this plan can be exercised until they expire or are cancelled.

The following table displays stock option activity including the weighted average stock option prices for 2003, 2004 and 2005.

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2002	2,078,493	$4.61
Granted	988,000	$5.04
Exercised	(141,807)	$4.97
Forfeited	(173,853)	$5.07

Outstanding at December 31, 2003	2,750,833	$4.72
Granted	1,082,500	$5.77
Exercised	(43,800)	$4.24
Forfeited	(139,000)	$5.51

Outstanding at December 31, 2004	3,650,533	$5.01
Granted	—	—
Exercised	(421,250)	$3.80
Forfeited	(498,852)	$5.22

Outstanding at December 31, 2005	2,730,431	$5.16

Shares exercisable at December 31, 2003	746,514	$5.08
Shares exercisable at December 31, 2004	1,219,494	$4.72
Shares exercisable at December 31, 2005	1,458,540	$5.11

IMPCO TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements—(Continued)

The following table sets forth summarized information with respect to stock options outstanding and exercisable at December 31, 2005:

	Outstanding at December 31, 2005			Exercisable
Exercise Price Range:	Number of Shares	Average Life (years)	Average Price	Number of Shares	Average Price
$3.01 to $3.50	799,583	6.7	$3.22	404,983	$3.25
$3.51 to $4.50	279,208	1.4	$4.29	269,208	$4.28
$4.51 to $6.00	695,158	7.6	$5.66	218,158	$5.58
$6.01 to $6.50	485,211	7.0	$6.07	300,736	$6.09
$6.51 to $7.50	439,208	7.5	$7.17	238,892	$7.66
$7.51 to $12.50	32,063	5.2	$8.48	26,563	$8.57

	2,730,431	6.6	$5.16	1,458,540	$5.11

At December 31, 2005, there were approximately 442,997 option shares available for grant. The following table provides details of shares available for grant by plan:

Plan Name	Allocated	Granted*	Outstanding	Available for Grant
1989 Incentive Stock Option Plan	500,000	602,851	22,692	0
1993 Stock Option Plan For Non-Employee Directors	350,000	468,000	88,000	34,000
1996 Incentive Stock Plan	250,000	364,294	83,283	4,685
1997 Incentive Stock Plan	750,000	986,100	331,486	18,750
2000 Incentive Stock Plan	500,000	680,319	385,173	49,589
2002 Stock Option Plan For Non-Employee Directors	250,000	260,000	210,000	27,500
2002 Stock Option Plan For Employees	500,000	541,000	284,784	63,216
2003 Stock Incentive Plan For Non-Employee Directors	100,000	100,000	50,000	50,000
2003 Stock Incentive Plan	800,000	846,388	612,638	75,612
2004 Stock Incentive Plan	800,000	1,292,800	662,375	119,625

Company Totals	4,800,000	6,141,752	2,730,431	442,977

*	Cancellations and forfeitures are added back to the shares available for grant for reissuance.

The Company has elected to account for its employee stock options under APB Opinion No. 25, “Accounting for Stock Issued to Employees” as amended and related interpretations in accounting for employee stock options. No compensation expense is recorded under APB Opinion No. 25 because the exercise price of the Company’s employee common stock options equals the market price of the underlying common stock on the grant date.

During the year ended December 31, 2005, the Company issued 421,250 shares of common stock from the exercise of stock options at an average price of $3.80, with proceeds to the Company of approximately $1.6 million.

During the first quarter of 2005, the Company determined that the anticipated responsibilities and duties of a currently and continuously employed consultant (the former CEO)

IMPCO TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements—(Continued)

of the Company would not be significant or sufficient enough to justify the continued recognition of the employee’s compensation costs over the remaining two-year term of the employee’s current employment and consulting agreement. The Company extended the term of exercisability of the stock options to purchase approximately 1.1 million shares of the Company’s common stock currently held by the former executive and recognized compensation expense of approximately $1.4 million for accounting purposes in the first quarter of 2005 for the modification of option terms. The Company also extended the term of exercisability of stock options previously granted to a former vice president and chief operating officer for international operations of the Company whose current duties and responsibilities as an executive advisor would not be significant or sufficient enough to justify the scheduled vesting of his remaining stock options to purchase 155,000 shares of the Company’s common stock over the remaining term of his employment agreement, which expires March 6, 2006. As a result, the Company recognized compensation expense included in selling, general and administrative expenses of approximately $0.4 million in the first quarter of 2005 for the modification of option terms. Expense related to the outstanding stock options held by the former CEO was determined using the intrinsic value method, in accordance with APB Opinion No. 25, and the closing price of the Company’s stock as of March 11, 2005 of $6.20 per share. The Company applied the intrinsic value method to the stock options held by a former vice president and chief operating officer based on the closing price of the Company’s stock as of January 5, 2005 of $7.19 per share. In total, during the first quarter of 2005, the Company recognized approximately $1.8 million in option expense related to these former executive officers.

In addition, in the second quarter of 2005, the Company recognized approximately $14,000 in compensation expense included in selling, general and administrative expenses in connection with the extension of the exercise date by which the Company’s previous Chief Financial Officer could exercise his stock options upon his resignation on April 7, 2005.

(d) Warrants

In connection with an $8.0 million loan commitment obtained in March 2003 from a Company director that expired on July 31, 2003, the Company granted a warrant, which vested immediately, to the director to purchase 200,000 shares of IMPCO stock at a price of $2.51 per share. The warrant expires in four years from the date of grant. The Company determined a fair value of the warrant issued to equal approximately $0.3 million based on the application of the Black-Scholes model. The following assumptions were made in connection with the Black-Scholes model: expected life of the warrant—4.0 years; price volatility—87.5%; risk-free interest rate—4.0% and the dividend yield—0%. At the time of issuance, the Company accounted for this warrant as an increase of approximately $0.3 million in additional paid in capital and deferred interest costs subject to amortization to expense based of the expected life of the loan, or less than one year. The amount of expense recognized in the statement of operations for 2003 was $0.3 million. As of December 31, 2005, the warrant has not been exercised.

On April 14, 2003, the Company entered into agreements with investors to provide approximately $3.1 million in bridge loans, of which $1.4 million was from an entity related to one of the Company’s directors. In conjunction with the bridge loan agreements the Company issued warrants to the investors to purchase 305,000 shares of the Company’s common stock at $2.46, or 120% of the then market price. The Company determined a fair value of the

IMPCO TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements—(Continued)

305,000 warrants issued equal to approximately $0.4 million based on the application of the Black-Scholes model. The following assumptions were made in connection with the Black-Scholes model: expected life of the warrant—5.0 years; price volatility—63.2%; risk-free interest rate—3.6% and the dividend yield—0%. At the time of issuance, the Company accounted for these warrants as an increase of approximately $0.4 million in additional paid in capital and deferred interest costs subject to amortization to expense based of the expected life of the loan, or less than one year. The amount of expense recognized in the statement of operations for 2003 was $0.4 million. The warrants expire on April 14, 2008. During 2003 and 2004, 170,000 warrants were exercised with 135,000 warrants unexercised at December 31, 2005.

On July 21, 2003, in connection with the issuance of a $20.0 million senior secured subordinated promissory note, the Company issued to Bison fully vested warrants to acquire 500,000 shares of Company stock, at an exercise price of $2.00 per share. The Company determined that the fair value of the warrants issued was equal to approximately $2.6 million based on the application of the Black-Scholes model. The following assumptions were made in connection with the Black-Scholes model: expected life of the warrant—5.0 years; price volatility—91.3%; risk-free interest rate—2.6% and the dividend yield—0%. At the time of issuance, the Company accounted for these warrants as an increase of approximately $2.6 million in additional paid in capital and deferred interest costs subject to amortization to expense based of the expected life of the loan, or four years. The amount of expense recognized in the statements of operations in interest expense in 2003 was $0.3 million and in loss on extinguishment of debt in 2004 was $2.3 million. In December 2004, the Bison Note was fully paid and all deferred costs were expensed. The warrants were exercised in 2003.

On May 15, 2004, the Company issued a warrant to issue 120,000 shares of IMPCO common stock to Bathgate Partners, LLC in connection with the Bison Note, fully vested, at a price of 120% over the then closing price, or $7.22 per share. The Company determined a fair value of the warrant issued equal to approximately $0.5 million based on the application of the Black-Scholes model. The following assumptions were made in connection with the Black-Scholes model: expected life of the warrant—5.0 years; price volatility—89.1%; risk-free interest rate—4.19% and the dividend yield—0%. The Company recognized $0.5 million as interest expense in 2004 in connection with the prepayment of the Bison Note in December 2004. As of December 31, 2005, the warrant has not been exercised. The warrant expires May 15, 2009.

IMPCO TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements—(Continued)

Stock Warrants activity in 2003, 2004 and 2005 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2002	300,000	$8.70
Granted	1,015,000	$2.25
Exercised	(510,000)	$2.01
Forfeited	—	—

Outstanding at December 31, 2003	805,000	$4.81
Granted	120,000	$7.22
Exercised	(160,000)	$2.46
Forfeited	—	—

Outstanding at December 31, 2004	765,000	$5.68
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2005	765,000	$5.68

The following table sets forth summarized information with respect to warrants outstanding and exercisable at December 31, 2005:

Exercise Price:	Outstanding at December 31, 2005	Life Remaining
$8.70	300,000	1 month
$2.51	200,000	15 months
$2.46	135,000	28 months
$7.22	120,000	41 months
$3.30	10,000	8 months

	765,000	18.9 months

7.	Related Party Transactions

In 2005, the Company sold $0.7 million in products to IBMexicano for distribution in the Mexico market. In 2005, the Company purchased products from MTE SrL, TCN SrL, Europlast, and Biemmedue, SpA for approximately $4.9 million, $2.5 million, $2.4 million and $40,000, respectively. In 2005, the Company also sold to MTE, Jehin Engineering, WMTM, and MTM Hydro products in the amount of approximately $57,000, $1.8 million, $3.3 million, $0.2 million and $16,000, respectively.

IMPCO TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements—(Continued)

The following table sets forth amounts (in thousands of dollars) that are included within the captions noted on the balance sheets at December 31, 2005 and 2004 representing related party transactions with the Company.

	At December 31,
	2004	2005
Current Receivables:
IMPCO-BRC Mexicano (a)	$1,993	$1,434
MTE SrL. (b)	—	5
Jehin Engineering Company Ltd (c)	—	609
Minda IMPCO Limited (d)	753	(2)
WMTM Equipamento de Gases Ltd (e)	—	1,254
Biemmedue SpA (f)	—	3
MTM Hydro SrL (g)	—	3

	$2,746	$3,306
Non-current Receivables:
IMPCO-BRC Mexicano (a)	$851	$—
WMTM Equipamento de Gases Ltd (e)	—	3,570

	$851	$3,570
Current Payables:
MTE SrL. (b)	$—	$1,659
Europlast SrL. (i)	—	1,150
TCN SrL. (i)	—	1,356
IMCOS Due SrL. (f)	—	578
Biemmedue SpA (f)	—	29
MTM Hydro SrL (g)	—	1
IMPCO/BRC Egypt (j)	—	2
IBMexicano (a)	—	150

	$—	$4,925

Current Portion of Term Loan
MTM, S.r.l (h)	$2,600	$—

Term Loan
MTM, SrL (h)	$19,400	$—

(a)	IBMexicano is 50% owned by IMPCO and was established in December 2004.
(b)	MTE, SrL. is 50% owned by MTM, SrL.
(c)	Jehin Engineering Ltd. Is 13.6% owned by BRC; BRC has significant control and uses the equity method to account for it.
(d)	Minda IMPCO Limited is 50% owned by IMPCO and was established in December 2004 as a result of a recombination of previous ownership interests with joint venture partner Minda Industries of India.
(e)	WMTM Equipamento de Gases Ltd. Is 50% owned by BRC SrL. and is accounted for using the equity method.
(f)	The CEO of IMPCO owns 100% of Imcos Due SrL. and 100% of Biemmedue SpA. with his immediate family and serves on each of their boards.
(g)	The Chief Executive Officer (“CEO”) of IMPCO owns 62% of MTM Hydro SrL. with his immediate family and serves on its board.

IMPCO TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements—(Continued)

(h)	MTM, SrL. is a wholly owned susidiary of BRC S.r.l, which was 50% owned by IMPCO at December 31, 2004. Remaining 50% acquired on March 31, 2005, and, accordingly, intercompany balances are eliminated upon consolidation.
(i)	The Chief Executive Officer of IMPCO serves on the board of directors of and owns 40% of Europlast and 30% of TCN, along with his brother, Pier Antonio Costamagna.
(j)	IMPCO/BRC Egypt is 50% owned by IMPCO.

Loans to Executive Officers

In December 2000, the Company loaned an officer of the Company $100,000. The loan initially bore interest at a rate of 5% per annum and, since June 30, 2001, bears interest at a rate of 9% per annum. The loan became due and payable in full on July 31, 2002. This loan was repaid in full on March 8, 2004.

In September 2001, the Company loaned this officer $175,000. The loan bore interest at a rate of 9% per annum. The loan became due and payable in full on July 31, 2002. The amount outstanding as of December 31, 2003 was approximately $216,000. The amount outstanding at December 31, 2004 was approximately $102,000, which was paid off in full on July 29, 2005.

IMPCO TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements—(Continued)

8.	Loss Per Share

The following table sets forth the computation of basic and diluted loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2003	2004	2005
Numerator:
Loss before cumulative effect of a change in accounting principle	$(6,900)	$(15,879)	$(10,571)
Cumulative effect of a change in accounting principle	—	—	(117)

Net loss	$(6,900)	$(15,879)	$(10,688)

Denominator:
Denominator for basic earnings per share—weighted average number of shares	16,642,655	18,607,550	26,977,141
Effect of dilutive securities:
Employee stock options	—	—	—
Warrants	—	—	—
Shares held in trust	—	—	—

Dilutive potential common shares	16,642,655	18,607,550	26,977,141

Basic and diluted loss per share:
Loss before cumulative effect of a change in accounting principle	$(0.41)	$(0.85)	$(0.39)

Per share effect of a cumulative effect of a change in accounting principle	$—	$—	$(0.01)

Net loss	$(0.41)	$(0.85)	$(0.40)

For the years ended December 31, 2003, 2004 and 2005, options to purchase approximately 2,751,000, 3,651,000, 2,730,431 shares, respectively, of common stock were excluded from the computation of diluted net income per share, as the effect would be anti-dilutive. For the years ended December 31, 2003, 2004 and 2005, warrants to purchase approximately 805,000, 765,000 and 765,000 shares, respectively, of the Company’s common stock were excluded in the computation of diluted net income per share, as the effect would be anti-dilutive.

IMPCO TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements—(Continued)

9.	Equity Investments

The following table sets forth the Company’s investments in its subsidiaries as of December 31, 2004 and 2005 (in thousands):

	As of December 31,
	2004	2005
Investment in Minda	$158	$—
Investment in BRC	25,867	—
Investment in BRC’s unconsolidated subsidiaries	—	1,387
Investment in IBMexicano	1,021	—

	$27,046	$1,387

The Company completed the acquisition of the remaining 50% of BRC on March 31, 2005, and fully consolidated the balance sheet and operating results of BRC from that date forward (see Note 2).

On December 31, 2004, the Company combined its joint venture interests in Minda IMPCO Limited and Minda IMPCO Technologies Limited, which resulted in a reduction in the Company’s joint venture interests in India from 60% to a 50% interest in Minda IMPCO Limited or MIL. Beginning in January 2005, the Company no longer consolidates Minda IMPCO Technologies Limited and uses the equity method to report the results of MIL.

The Company recorded a write-off, in 2005, of the investment balance in IBMexicano in connection with its planned liquidation because the Company and its 50% joint venture partner have agreed to wind-down the business with the Company continuing to sell in the Mexico market through independent distributors and a write-off of its investment balance in MIL in connection with its planned conversion of the joint venture into a distributorship.

The following table sets forth the Company’s share in the earnings (losses) in unconsolidated affiliates for the fiscal years ended December 31, 2003, 2004 and 2005 (in thousands):

	Years Ended December 31,
	2003	2004	2005
Share in BRC earnings (losses), net of eliminations	$(536)	$1,575	$1,187
Share in earnings of BRC affiliates, net	—	—	342
Share in Minda losses	(104)	(46)	—
Share in MIL losses	—	—	(33)
Share in IMPCO Egypt losses	(93)	—	(20)
Share in IMPCO China losses	(47)	—	—
Share in IBMexicano losses	—	—	(230)
Amortization of step-up in fair value of BRC fixed assets	(327)	(372)	(171)

Total	$(1,107)	$1,157	$1,075

Write-off investment in IBMexicano	$—	$—	$(920)
Write-off of investment in MIL	—	—	(125)
Write-off investment in China	—	(64)	—
Write-off investment in Egypt	—	(150)	—

	$—	$(214)	$(1,045)

IMPCO TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements—(Continued)

The Company used the equity method of accounting to recognize the investment in the results of BRC in Company’s financial results for the year ended December 31, 2004. The condensed balance sheet for BRC as of December 31, 2004 and the statements of operations for period of July 22, 2003 to December 31, 2003, the year ended December 31, 2004, and the three months ended March 31, 2005 are presented below (in thousands):

December 31, 2004
Current assets	$45,147
Non-current assets	30,187

Total assets	$75,334

Current liabilities	31,968
long-term liabilities	15,194
Shareholders’ equity	28,172

Total liabilities and shareholders’ equity	$75,334

	July 22, 2003 - December 31, 2003	Year Ended December 31, 2004	January 1, 2005 to March 31, 2005
	(Unaudited)		(Unaudited)
Revenue	$33,361	$58,616	$19,797
Cost of revenue	33,845	52,800	16,810

Operating income (loss)	(484)	5,816	2,987
Interest expense, net	222	403	(63)
Other expenses (income)	146	(438)	(1,353)

Pre-tax loss	(852)	5,850	4,403
Income taxes	220	2,697	1,719

Net (loss) income	$(1,072)	$3,153	$2,684

The following table sets forth the Company’s share in the earnings (loss) of BRC as part of the equity share in losses of unconsolidated affiliates on the statements of operations for the period July 22, 2004 through December 31, 2003, year ended December 31, 2004 and the three months ended March 31, 2005. The amortization of the step-up in the basis of the assets of BRC from book value to fair market value recognizes IMPCO’s share of the depreciation affect over the remaining estimated useful life of BRC’s assets.

	July 22, 2003 - December 31, 2003	Year Ended December 31, 2004	January 1, 2005 to March 31, 2005
	(Unaudited)		(Unaudited)
Income (loss) of BRC	$(1,072)	$3,153	$2,684
% equity interest	50%	50%	50%
Share in earnings (loss)	(536)	1,577	1,342
Amortization of the fair value step-up of assets	(327)	(372)	(171)
Other	—	(2)	(155)

	$(863)	$1,203	$1,016

IMPCO TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements—(Continued)

BRC uses the equity method of accounting to recognize the investment in the results of its unconsolidated affiliates. The condensed balance sheet for BRC’s affiliates as of December 31, 2005 and the statement of operations for the nine months ended December 31, 2005 are presented below (in thousands):

December 31, 2005
Current assets	$11,908
Non-current assets	3,079

Total assets	$14,987

Current liabilities	$6,979
long-term liabilities	4,592
Shareholders’ equity	3,416

Total liabilities and shareholders’ equity	$14,987

Nine Months Ended December 31, 2005
Revenue	$15,613
Cost of revenue	12,978

Operating income	2,635
Interest income, net	443
Other expenses	(486)

Pre-tax income	2,592
Income taxes	1,592

Net income	$1,000

BRC’s share of earnings (losses) from its investment in unconsolidated affiliates follows (in thousands of dollars):

Nine Months Ended December 31, 2005
Income, net-BRC investees	$1,000
% equity interest (1)	various
Share in (loss) earnings	426
Other expenses, net	(84)

$342

(1)	Ranges from 13.59% to 50%

IMPCO TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements—(Continued)

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

During 2005, the Company determined that it would convert its joint venture in MIL into a distributorship and therefore recorded an impairment charge of approximately $0.1 million to write-off the investment balance.

In the fourth quarter of 2005, the Company determined that it would consider the liquidation of its 50% owned Mexico joint venture in IBMexicano because the Company and its 50% joint venture partner have agreed to wind-down the business. The Company intends to continue to sell its products in Mexico through independent distributors . As a result, the Company recorded an impairment charge of approximately $0.9 million to write-off the investment balance.

10. Revenue

The Company routinely sells products to a broad base of domestic and international customers, which includes distributors and original equipment manufacturers. Based on the nature of these customers, credit is generally granted without collateral being required. The Company does not anticipate that a significant credit risk exists as a result of these customer relationships.

In 2003, the Company had sales no one customer represented more than 10.0% of consolidated sales. In 2004, the Company had sales to one customer that represented approximately 27.5%. In 2005, the Company had sales to one customer that represented approximately 14.5% of consolidated sales. No other customer represented sales of more than 10% of the Company’s consolidated sales.

11.    Business Segment and Geographic Information

Business Segments.    The Company operates in three business segments: U.S. Operations sells products, including certified engines, fuel systems, parts and conversion systems, for applications in the transportation and industrial markets. IMPCO International Operations in Australia, Europe and Japan provides distribution for the Company’s products, predominantly from U.S. Operations and some product assembly, and BRC Operations, which designs, manufactures and sells products for use in the transportation segment through its foreign subsidiaries, affiliates and independent channels of distribution. Beginning on January 1, 2005, the Company no longer consolidates its operations in India as part of International Operations. Since the Company’s ownership interest in the India operations was 50%, and since the Company did not have effective control over the operations of this entity, the Company uses the equity method of accounting for recognizing the results of this operation (see Note 9).

Corporate expenses consist of general and administrative expenses at the corporate level. Intersegment eliminations are primarily the result of intercompany sales from our U.S. Operations and BRC Operations to IMPCO International.

IMPCO TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements—(Continued)

All research and development is expensed as incurred.

The Company evaluates performance based on profit or loss from operations before interest and income taxes. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies.

Financial Information by Business Segment.    Financial information by business segment for continuing operations follows (in thousands of dollars):

	Fiscal Year Ended December 31,
Revenue:	2003	2004	2005
U.S. Operations	$51,951	$92,430	$81,871
IMPCO International Operations	36,107	37,672	28,171
BRC Operations (1)	—	—	74,656
Intersegment Elimination	(13,318)	(11,810)	(10,159)

Total	$74,740	$118,292	$174,539

	Fiscal Year Ended December 31,
Operating (Loss) Income	2003	2004	2005
U.S. Operations	$4,549	$7,235	$5,697
IMPCO International Operations	1,589	(176)	1,505
BRC Operations (1)	—	—	8,740
Corporate Expenses	(6,992)	(8,105)	(11,395)
Intersegment Elimination	373	(14)	(5)

Total	$(481)	$(1,060)	$4,542

(1)	The Company consolidated BRC’s income statement beginning with April 1, 2005. During five months ended December 31, 2003 and year ended December 31, 2004, IMPCO accounted for BRC on an equity basis and included its 50% share in BRC’s net (loss) income of approximately ($0.5) million and $1.6 million respectively, in IMPCO’s net loss. In 2005, IMPCO included its 50% share in BRC’s net income for the three months prior to the acquisition in March 2005 or approximately $1.3 million in IMPCO’s net loss.

	As of December 31,
Total Assets	2004	2005
U.S. Operations (including corporate)	$68,821	$21,352
IMPCO International Operations	29,631	25,986
BRC Operations (1)	—	129,507

Total	$98,452	$176,845

(1)	The Company consolidated BRC’s balance sheet as of March 31, 2005.

IMPCO TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements—(Continued)

	Fiscal Year Ended December 31,
Capital Expenditures	2003	2004	2005
U.S. Operations (including corporate)	$1,646	$1,084	$1,293
International Operations	98	263	231
BRC Operations (1)	—	—	1,767

Total	$1,744	$1,347	$3,291

(1)	The Company consolidated BRC’s balance sheet as of March 31, 2005.

Revenue by Market Segment.    The Company’s product revenue by application across all business segments follows (in thousands):

	Fiscal Year Ended December 31,
Revenue:	2003	2004	2005
Transportation	$29,523	$26,951	$90,824
Industrial	45,217	91,341	83,715

Total	$74,740	$118,292	$174,539

Geographic Information. The Company’s geographic information for revenue to unaffiliated customers and long-lived assets is shown below. The basis for determining revenue is the geographic location of the customer. Long-lived assets, excluding those classified under discontinued operation, represent long-term tangible assets that are physically located in the region as indicated (in thousands):

	Fiscal Year Ended December 31,
Revenue:	2003	2004	2005
North America	$32,053	$65,206	$59,826
Europe	21,724	29,519	87,689
Asia & Pacific Rim	9,223	14,258	19,319
Latin America	11,740	9,309	7,705

Total	$74,740	$118,292	$174,539

	As of December 31,
Long-Lived Assets:	2004	2005
North America	$9,835	$8,080
Europe	2,001	50,168
Asia & Pacific Rim	3,340	3,173

Total	$15,176	$61,421

IMPCO TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements—(Continued)

12. Warranties

Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience. Changes in the Company’s product warranty liability during the years ended December 31, 2003, 2004 and 2005 are as follows:

	Year Ended December 31,
Warranty reserve for the period ended:	2003	2004	2005
Balance at beginning of period	$452	$674	$1,376
Accrued warranty costs—BRC	—	—	413
New warranties issued	397	739	1,072
Warranties settled	(175)	(37)	(723)

Balance at end of period	$674	$1,376	$2,138

13. Purchases

In 2003, Rangers Die Casting and Hsin Ho Metal Industrial Company constituted approximately 19.7% and 12.5% of our consolidated purchases. During 2004 and 2005, Power Solutions, Inc. constituted approximately 40.4% and 18.9%, respectively of consolidated net inventory purchases. In 2003, 2004 and 2005, ten suppliers accounted for approximately 69.1%, 72.9% and 52.0% of consolidated net inventory purchases.

14.    Supplementary Cash Flow Information

Interest and income taxes paid for 2003, 2005 and 2005 are as follows (in thousands of dollars):

	Year Ended December 31,
	2003	2004	2005
Interest paid	$2,387	$4,840	$841
Taxes paid (including franchise taxes)	$495	$716	$4,470

15.    Goodwill and Intangibles

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, amortization of goodwill is no longer permitted. As required by SFAS No. 142, the fourth quarter has been established for the annual impairment review of goodwill. The annual review performed in the fourth quarter of 2004 resulted in the reduction of the carrying value of goodwill as of December 31, 2004 by approximately $2.8 million reducing the carrying value of goodwill on the balance sheet as of that date to approximately $8.0 million. As a result, the Company recognized an impairment loss of goodwill of $2.8 million as a component of operating loss in the fourth quarter of 2004. The impairment analysis was prepared using a discounted cash flow analysis for each of the Company’s reporting units from which the Company determined that an impairment loss was present in the Japan and Mexico reporting units in the amounts of $1.2 million and $1.6 million, respectively. The political environment and the potential legislation that could result in an excise tax on propane vehicles adversely affected the operating conditions in Mexico. In Japan, the business outlook for IMPCO was evaluated, which resulted in limited revenue growth opportunities and adversely affected the future cash flows. The annual review performed in the fourth quarter of 2005 resulted in no impairment to goodwill.

IMPCO TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements—(Continued)

The changes in the carrying amount of goodwill by reporting unit for the years ended December 31, 2004 and 2005 are as follows (in thousands):

	December 31, 2004	Additions from purchase accounting and transfer from investment in affiliates	Impairment Charges	Currency Translation	December 31, 2005
U.S. Operations	$3,657	$—	$—	$—	$3,657
IMPCO International Operations	4,316	—	—	(446)	3,870
BRC Operations	—	30,396	—	(1,585)	28,811

	$7,973	$30,396	$—	$(2,031)	$36,338

	December 31, 2003	Additions from purchase accounting and transfer from investment account	Impairment Charges	Currency Translation	December 31, 2004
U.S. Operations	$3,657	$—	$—	$—	$3,657
IMPCO International Operations	6,449	621	(2,833)	79	4,316
BRC Operations	—	—	—	—	—

	$10,106	$621	$(2,833)	$79	$7,973

See Note 2 for further discussion regarding goodwill related to the BRC acquisition.

At December 31, 2004 and 2005, intangible assets consisted of the following (in thousands):

	As of December 31, 2004			As of December 31, 2005
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Existing technology	$—	$—	$—	$8,882	$(951)	$7,931
Customer relationships	—	—	—	1,954	(255)	1,699
Tradename	—	—	—	1,480	(101)	1,379

Total	$—	$—	$—	$12,316	$(1,307)	$11,009

Intangible assets from BRC acquisition consist of existing technology, trade name and customer relationships (see further discussion at Note 2). Existing technology and trade name are being amortized using the straight line method and customer relationships are being amortized using the accelerated sum-of-the-years digit method. The sum-of-the-years digit method of amortization reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up.

Estimated amortization expense for the five succeeding fiscal years is as follows (in thousands):

As of December 31,
2006	$1,715
2007	$1,684
2008	$1,652
2009	$1,621
2010	$1,589

IMPCO TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements—(Continued)

16. Other	Accrued Expenses:

The following table details the components of other accrued expenses as of December 31, 2004 and 2005:

	As of December 31,
	2004	2005
Income taxes payable	$1,851	$5,393
Accrued professional fees	496	561
Accrued warranty	1,376	2,138
Accrued sales, property and franchise taxes	484	425
Accrued interest	31	31
Unearned revenues	168	709
Severance indemnities-BRC	—	1,476
Other	1,832	1,856

	$6,238	$12,589

The liability for severance indemnities relates primarily to the Company’s employees in Italy. The severance indemnity liability is calculated in accordance with local civil and labor laws based on each employee’s length of service, employment category and remuneration. There is no vesting period or funding requirement associated with the liability. The liability recorded in the balance sheet is the amount that the employee would be entitled to if the employee is terminated.

17.    Closure and Liquidation of Operations in Mexico

In the fourth quarter of 2005, the Company determined that it would consider the liquidation of its 50% owned Mexico joint venture in IBMexicano because the Company and its 50% joint venture partner have agreed to wind-down the business. The Company will continue to sell its products in the Mexico market through independent distributors. As a result, the Company recorded an impairment charge of approximately $0.9 million to write-off the investment balance in the year ended December 31, 2005 (see Note 9). The Company expects to close and to liquidate the assets of IBMexicano by the end of the second quarter of 2006. Cash proceeds, or net realizable value, from this closure will be used to settle all or part of IBMexicano’s payable of $2.2 million to IMPCO Mexicano.

In addition, the Company plans to close its wholly-owned Mexico subsidiary, IMPCO Mexicano, which has not had any substantive operations since the 50% joint venture in IBMexicano was established in December 2004. As a result of the planned closure, the Company recorded approximately $1.3 million in additional inventory reserves and allowance for doubtful accounts and related party receivables. Due to the planned liquidation of IBMexicano, IMPCO Mexicano evaluated the net realizable value of the receivable due from IBMexicano and determined that approximately $1.3 million would be settled and established a $0.9 million reserve against the receivable in the year ended December 31, 2005.

IMPCO TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements—(Continued)

18.    Quarterly Results of Operations

A summary of the unaudited quarterly results of operations follows (in thousands, except per share amounts):

	First Qtr.	Second Qtr.	Third Qtr.	Fourth Qtr.
	(Unaudited)	(Unaudited)	(Unaudited)
2004
Revenues	$28,603	$32,478	$30,064	$27,147
Cost of revenues	21,060	23,881	21,933	24,680
Operating expenses	5,112	5,619	5,740	11,327
Operating income (loss)	2,431	2,978	2,391	(8,860)
Interest expense, net	(1,155)	(1,504)	(1,504)	(1,346)
Net income (loss)	516	985	506	(17,886)

Net income (loss) per share:
Basic and diluted	$0.03	$0.05	$0.03	$(0.96)

	First Qtr.	Second Qtr.	Third Qtr.	Fourth Qtr.
	(Unaudited)	(Unaudited)	(Unaudited)
2005
Revenues	$25,005	$48,605	$49,073	$51,856
Cost of revenues	18,209	35,507	34,749	38,506
Operating expenses	8,980	10,488	13,870	9,688	c
Operating income (loss)	(2,184)	2,610	454	3,662
Interest expense, net	(257)	(123)	(126)	(184)
Net income (loss)	(2,181)	1,172	(9,219)	(460)

Net income (loss) per share:
Basic and diluted	$(0.10)	$0.04	$(0.32)	$(0.02	)a,b

a.	Includes in the fourth quarter of 2005, $1.0 million in impairment loss in unconsolidated affiliates.
b.	Includes in the fourth quarter of 2005, $0.5 million in write-offs relating to one of the Company’s wholly owned subsidiaries.
c.	Includes in the fourth quarter of 2005, $0.6 million in additional depreciation expense.

Report of Independent Registered Accounting Firm

To the Board of Directors and

Shareholders’ of BRC SrL

We have audited the accompanying consolidated balance sheet of BRC SrL and its subsidiaries as of December 31, 2004 and the related consolidated statements of operations, changes in quotaholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BRC SrL and its subsidiaries as of December 31, 2004 and the consolidated results of operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Milan, Italy

February 25, 2005, except for

Note 15 as to which the date

is March 31, 2005.

BDO Sala Scelsi Farina S.p.A.

/s/    GIORGIO FARINA

Giorgio Farina

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Quotaholders of BRC SrL

We have audited the accompanying consolidated balance sheets of BRC SrL and its subsidiaries as of December 31, 2002 and 2003, and the related consolidated statements of operations, changes in quotaholders’ equity and cash flows for the two years ended December 31, 2002 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BRC SrL and its subsidiaries as of December 31, 2002 and 2003 and the consolidated results of operations and cash flows for the two years ended December 31, 2002 and 2003, in conformity with accounting principles generally accepted in the United States.

/s/    RECONTA ERNST & YOUNG S.P.A.

Milan, Italy

March 5, 2004

BRC SRL

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

BRC SRL

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2002, 2003 and 2004

(In thousands of Euros)

	2002	2003	2004
Net sales	€33,729	€31,709	€46,773
Other revenue	956	338	498

Total revenue	34,685	32,047	47,271
Cost and Operating expenses:
Cost of materials	(17,262)	(16,616)	(22,371)
Costs of external services	(6,185)	(6,082)	(8,955)
Salaries, wages and employee benefits	(7,809)	(7,814)	(9,359)
Depreciation and amortization	(1,058)	(1,084)	(1,138)
Other operating expenses	(394)	(617)	(702)

Total costs and operating expenses	(32,708)	(32,213)	(42,525)
Operating income (losses)	1,977	(166)	4,746
Interest expense	(694)	(305)	(437)
Interest income	37	92	112
Foreign exchange losses, net	(1,948)	(299)	(117)
Equity share in income (losses) of unconsolidated affiliates	(369)	(140)	193
Other income	956	0	34

Income (loss) before taxes	(41)	(818)	4,531
Income taxes	1,037	211	2,111

Net income (loss)	€(1,078)	€(1,029)	€2,420

BRC SRL

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

BRC SRL

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

BRC SRL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2002, 2003 and 2004

(In thousands of Euros)

1.	Basis of Presentation and Description of Business

The consolidated financial statements of BRC SrL, which we refer to as BRC or the Company include the accounts of the Company, of its wholly owned subsidiary MTM SrL and of MTM’s majority owned subsidiaries BRC Argentina S.A., BRC Brasil S.A. and NG LOG Armazen Gerais Ltda. All significant intercompany accounts and transactions have been eliminated. The company has a 50% interest in the joint ventures WMTM and MTE and 13.59% interest in Jehin and uses the equity method for reporting the results of these entities.

Prior to February 2001, MTM was owned directly by Mariano and Pier Costamagna. In February 2001, Mariano and Pier Costamagna incorporated BRC SrL and contributed their shareholdings in MTM to BRC SrL This contribution has been accounted for as a reorganization under common control under which it is assumed that BRC SrL has been the parent company from January 1, 2001 for all periods presented. Consequently, the carrying amounts of MTM and its subsidiaries were not adjusted at their transfer dates in accounting for the reorganization and the Company’s quota capital has been reported in the consolidated financial statements as if outstanding since January 1, 2001.

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

BRC SRL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

BRC SRL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Translation

The Company’s reporting currency and functional currency is the Euro. The financial statements of the Company’s subsidiaries are measured using the local currency as the functional currency. With respect to the Brazilian and Argentina subsidiaries, revenue and expenses have been translated into Euros using the average exchange rate for the period and assets and liabilities have been translated using the period-end exchange rate. With respect to the Argentina subsidiary, at December 31, 2001 through January 10, 2002, there was no exchangeability between the Argentine Peso and foreign currencies. On January 11, 2002 when the exchange market first opened, the exchange rate was ARP 1.5 to Euro 1. Under US GAAP, when exchangeability between two currencies is temporarily lacking at the balance sheet date, the first subsequent rate at which exchange could be made shall be used as of the balance sheet date.

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

Revenue Recognition

Revenue are recognized on product sales when title transfers, which generally corresponds to the date when products are shipped, and when collectibility is reasonably assured. Provisions for returns and other adjustments related to sales are provided in the same period the related sales are recorded on the basis of historical rates of return.

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

Government Grants

The Company receives grants from Italian governmental entities to subsidize certain investments in plant and equipment and research and development expenditures. Grants are recognized when earned and there is no remaining risk of repayment. There is no remaining risk of repayment when the grant conditions are met or when there is no doubt that these conditions will be met in the future. Grants relating to plant and equipment are recorded as a reduction of the cost of the related assets. Grants relating to research and development expenditure are recorded in other revenue.

BRC SRL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

BRC SRL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2002, the Company sold its land and buildings to IMCOS 2 SrL, a real estate investment company controlled by the shareholders of BRC, and to a leasing company, which then leased the land and buildings to IMCOS 2 under capital lease arrangements. The portion of these land and buildings that were previously used by BRC were then leased back to BRC under operating leases arrangements. The remaining portion of the land and buildings were previously leased by BRC to a related company and a third party. As the sale-and-leaseback was undertaken between companies under common control, the transaction has been accounted for at historical cost and, consequently, the excess of the sale price over the carrying value of the land and buildings of €221 has been credited to additional paid-in capital.

The terms of the rental agreement between BRC and IMCOS 2 SrL require that the Company does not terminate the rental agreement until eight years have expired.

On December 13th, 2004 a lease contract between MTM and IMCOS 2 SrL for the building in Via Fondovalle 1—Cherasco has been signed and it is valid starting from January 1st 2005 till December 31st 2011 for an amount of €132/year. This building has been rented in order to carry out the installation of OEM vehicles sent to BRC by car manufacturers and to carry out the potential future activity of CNG conversion for buses.

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

In February 2001, the Company acquired a 50% stake in MTE SrL for €25. MTE supplies the Company with electronic components for its fuel systems. The amount at which the investment is carried equals the amount of underlying equity in net assets.

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

In October 2001, BRC Brasil Ltda, or BRC Brasil signed a joint venture agreement with White Martin Gases Industriais S.A., which we refer to as WM, a Brazilian company and subsidiary of Praxair Inc, by which BRC and WM (the “joint venture partners”) agreed to

BRC SRL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

establish a joint venture for the development, manufacture and supply of fuel technology systems in the Brazilian market. Pursuant to the agreement, the joint venture partners agreed to invest jointly up to a maximum of $4 million (€2.9 million) in the first three years of operations. In May 2002, the joint venture partners gave effect to the joint venture agreement and established WMTM Equipamentos de Gases Ltda., which we refer to as WMTM owned 50% by each joint venture partner with an initial cash investment of €819. At the same time the joint venture partners established another 50-50 owned company, BRC Gas Equipment Ltda, which we refer to as BRCGE, with the objective of succeeding BRC Brasil in its activity of importation and sale of BRC’s products on the Brazilian market until such time as WMTM had become fully operational. BRC Brasil subscribed to the creation of BRCGE by contributing the inventories and certain other assets for a value of €717. MTM has also provided for a bank guarantee to WMTM for an amount of €1.5 million, which was subsequently reduced to €275. In exchange for entering into the joint venture agreement, BRC Brasil received from WM $2.2 million (€1.6 million). The agreement also required that BRC Brasil pay WM a certain amount in the event that BRCGE failed to achieve a stipulated level of earnings before interest, income taxes, depreciation and amortization, or EBTIDA. Conversely, WM would pay BRC Brasil if the EBITDA exceeded the stipulated level of earnings before interest, income taxes, depreciation and amortization, as defined. In 2003, the parties agreed that the stipulated level of EBITDA had not been achieved and, accordingly, BRC Brasil paid €98 and recorded this amount as a reduction of the $2.2 million (€1.6 million). The company has accounted for this transaction in accordance with EITF 01-2 Interpretations of APB Opinion No 29 and has recognized a partial gain in 2002 of €953, representing 50% of the excess of the fair value of the assets given up over the carrying value of such assets. The remaining 50% have been recorded as a reduction of the carrying value of Company’s investment in the joint venture companies.

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

At December 31, 2004, the Company has an unsecured line of credit amounting to approximately €1.1 million with no outstanding balance. Additionally, the Company has up to a €6.1 million line of credit secured by customer account receivable drafts, which has current available of €3.3 million and has no outstanding balance. The weighted average interest rate on these short-term borrowings was approximately 3.5%, nil and nil par annum at December 31, 2002, 2003 and 2004. The lines of credit are callable on demand.

BRC SRL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Deferred and Income Taxes

Italian and foreign income (losses) before income taxes is as follows:

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

BRC SRL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compute future tax deductions for depreciation and amortization relating to investment deductions granted. In 2001 and 2003 the Company recognized a benefit from the investment deductions of €375 and €70, respectively.

The components of deferred income tax assets and liabilities at December 31, 2002, 2003 and 2004 are:

	December 31, 2002	December 31, 2003	December 31, 2004
Deferred tax asset	€1,771	€2,133	€1,819
Less: valuation allowance	(1,206)	(1,396)	(1,358)

Deferred tax assets	565	737	461
Deferred tax liabilities	(485)	(436)	(280)

Net deferred tax asset (liability)	€80	€301	€181

Principal items comprising the net deferred income tax assets (liabilities) as of December 31, 2002, 2003 and 2004 are:

	December 31,
	2002	2003	2004
Fixed assets	(485)	(407)	(354)
Warrantee provision	52	74	107
Inventories	163	327	377
Allowance for receivables	302	331	315
NOL carry-forwards	465	585	664
Equity investments	418	531	216
Foreign exchange losses	323	285	141
Other	48	(29)	73

Total deferred tax assets (liabilities)	1,286	1,697	1,539
Valuation allowance	(1,206)	(1,396)	(1,358)

Net deferred tax assets (liabilities)	80	301	181

9.	Accrued Expenses and Other Current Liabilities

	December 31, 2002	December 31, 2003	December 31, 2004
Social Security and other contributions	€289	€299	€401
Withholding taxes on payroll and other sundry taxes	274	308	10
Accrued employee compensation	489	547	792
Warranty provision	137	200	300
Fiscal provision			60
Accrued interest	54	2	10
Pending litigation			60
Other	185	214	219

Total accrued expenses and other current liabilities	€1,428	€1,570	€1,852

BRC SRL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Debt	Payable

Debt payable is as follow:

	December 31, 2002	December 31, 2003	December 31, 2004
Loan from Interbanca bearing interest at 6.3% due in 2003 unsecured	€2,143	€0	€0
Loan from Cassa di Risparmio di Bra, bearing interest at 5.5% due in 2003, unsecured	1,886
Loans from Ministry of Industry, pursuant to Law 46/82 for research and development and capital expenditures, repayable in annual installments through 2011, bearing interest at a subsidized rate of 3.25%	1,021	1,077	884
Loan from Mediocredito Unicredito, bearing interest at 3.20% repayable annual installments through 2009			10,000
Other loans	257	42	13

Total Debt	5,307	1,119	10,897
Less: current portion	(4,357)	(143)	(2,240)

Non-current portion	€950	€976	€8,657

At December 31, 2004, long term debt is repayable as follows:

Year ended December 31
2005	€2,240
2006	2,114
2007	2,117
2008	2,119
2009	2,120
Thereafter	187

Total debt	€10,897

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

BRC SRL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

12.    Related Party Transactions

A detail of balances with related parties as of December 31, 2002, 2003 and 2004 is as follows:

	December 31, 2002	December 31, 2003	December 31, 2004
Receivables and advances:
WMTM Equipamento de Gases Ltda	€2,812	€2,317	€1,226
BRC Gas Equipment Ltda	137
MTE SrL	8	1	35
Jehin Engineering Company Ltd	18	54	128

Total receivables and advances	€2,975	€2,372	€1,389

Payables:
MTE SrL	€322	€185	€1,109
Europlast SrL	112	68	814
TCN SrL	246	108	710

Total payables	€680	€361	€2,633

In 2002 and 2003, the Company sold fuel technology systems to BRCGE for an amount of €882 and €85, respectively.

In 2002, 2003 and 2004, the Company sold fuel technology systems to WMTM for an amount of €3.4 million, €2.9 million and €2.0 million respectively.

In 2002, 2003 and 2004 the Company acquired from its affiliate, MTE SrL, electronic components for its fuel technology systems for an amount of €1.3 million, €1.3 million and €2.5 million respectively. In 2002, 2003 and 2004 the Company paid rent to MTE in the amount of €6 and sold products to MTE in the amount of €37, €29 and €58, respectively.

In 2002, 2003 and 2004, the Company acquired plastic components from Europlast SrL for an amount of €362, €552, and €1,416 respectively, and iron-made elements from TCN SrL for an amount of €779, €584 and €1,283 respectively. In 2003 and 2004, the Company sold products to Europlast in the amount of €47 and €33, respectively. In 2003, the Company sold products to TCN in the amount of €4. In 2003 and 2004, the Company sold products to MTM Hydro SrL in the amount of €14 and €7, respectively, and purchased products in the amount of €7 and €9, respectively. In 2003 and 2004, the Company received rent from BM2 in the

BRC SRL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amount of €6 and €16, respectively, and sold products to BM2 in the amount of €40 and €134, respectively. Europlast, TCN, MTM Hydro and BM2 are majority owned by the shareholders of the Company.

In 2002, 2003 and 2004 BRC rented an industrial building to TCN for €11, nil and nil, respectively.

In 2002, 2003 and 2004, the Company leased buildings from IMCOS2 SrL, a related company for an amount of €122, €450 and €450, respectively.

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

BRC SRL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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