Form 10-Q
period 2006-03-31
IMPCO TECHNOLOGIES INC
filed 2006-05-09
CIK 790708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-15143

IMPCO TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	91-1039211
(State of Incorporation)	(IRS Employer I.D. No.)

3030 South Susan Street, Santa Ana, CA 92704
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (714) 656-1200

16804 Gridley Place, Cerritos, CA 90703
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐           Accelerated filer ☒  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of May 2, 2006:

29,210,689 shares of Common Stock, $0.001 par value per share.

IMPCO TECHNOLOGIES, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

IMPCO TECHNOLOGIES, INC.
 CONDENSED CONSOLIDATED BALANCE SHEETS
 December 31, 2005 and March 31, 2006
(In thousands, except share and per share)

	December 31, 2005	March 31, 2006
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,110	$28,017
Accounts receivable less allowance for doubtful accounts of $3,194 and $3,460	37,447	45,711
Inventories:
Raw materials and parts	23,226	28,780
Work-in-process	1,256	1,562
Finished goods	9,049	14,408
Total inventories	33,531	44,750
Other current assets	4,475	4,327
Related party receivables (Note 11)	3,306	1,769
Total current assets	105,869	124,574
Equipment and leasehold improvements:
Dies, molds and patterns	7,196	7,212
Machinery and equipment	16,599	16,668
Office furnishings and equipment	9,818	10,006
Automobiles and trucks	1,043	2,116
Leasehold improvements	3,649	4,134
	38,305	40,136
Less accumulated depreciation and amortization	24,231	24,887
Net equipment and leasehold improvements	14,074	15,249
Goodwill	36,338	36,849
Deferred tax assets, net	1,097	1,167
Intangible assets, net	11,009	10,785
Investment in affiliates	1,387	1,286
Other assets	3,501	2,408
Non-current related party receivable (Note 11)	3,570	3,784
Total Assets	$176,845	$196,102

See accompanying notes to condensed consolidated financial statements

IMPCO TECHNOLOGIES, INC.
 CONDENSED CONSOLIDATED BALANCE SHEETS
 December 31, 2005 and March 31, 2006
(In thousands, except share and per share data)

	December 31, 2005	March 31, 2006
		(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,427	$45,269
Accrued payroll obligations	5,247	4,226
Other accrued expenses	12,589	15,487
Current revolving line of credit	6,248	4,843
Current maturities of other loans	2,634	2,568
Current maturities of capital leases	278	287
Deferred tax liabilities	1,921	1,928
Related party payables (Note 11)	4,925	6,582
Total current liabilities	68,269	81,190

Term loans	7,688	7,282
Capital leases	774	731
Other liabilities	3,679	3,802
Minority interest	3,152	3,443
Deferred tax liabilities	4,997	4,858
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 500,000 shares; none issued and outstanding at December 31, 2005 and March 31, 2006	—	—
Common stock, $0.001 par value, authorized 100,000,000 shares 28,902,791 issued and outstanding at December 31, 2005 and 29,147,689 issued and outstanding at March 31, 2006	29	29
Additional paid-in capital	192,055	194,689
Unearned stock-based compensation	—	(1,487)
Shares held in treasury	(616)	(510)
Accumulated deficit	(101,560)	(97,861)
Accumulated other comprehensive loss	(1,622)	(64)
Total stockholders’ equity	88,286	94,796
Total Liabilities and Stockholders’ Equity	$176,845	$196,102

See accompanying notes to condensed consolidated financial statements

IMPCO TECHNOLOGIES, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 Three months ended March 31, 2005 and 2006
 (In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2005	2006
Revenue	$25,005	$56,081
Costs and expenses:
Cost of revenue	18,209	38,434
Research and development expense	1,341	2,098
Selling, general and administrative expense	5,805	8,054
Stock-based compensation expense	1,759	228
Intangible amortization	—	439
Acquired in-process technology	75	—
Total costs and expenses	27,189	49,253
Operating income (loss)	(2,184)	6,828
Other expense, net	98	230
Interest expense, net	257	144
Income (loss) before income taxes and equity share in income of unconsolidated affiliates	(2,539)	6,454
Equity share in income of unconsolidated affiliates, net	(910)	(227)
Income tax expense	327	2,690
Income (loss) before minority interests	(1,956)	3,991
Minority interest in income of consolidated subsidiaries	225	292

Net income (loss)	$(2,181)	$3,699
Net income (loss) per share:
Basic	$(0.10)	$0.13
Diluted	$(0.10)	$0.12
Number of shares used in per share calculation:
Basic	21,741,731	29,033,123
Diluted	21,741,731	29,598,685

See accompanying notes to condensed consolidated financial statements

IMPCO TECHNOLOGIES, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2005 and 2006
(In thousands)
 (Unaudited)

	Three Months Ended March 31,
	2005	2006
Net income (loss)	(2,181)	3,699

Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	(74)	262
Equity pickup in unconsolidated affiliates	(910)	(227)
Minority interest	225	292
Unrealized loss on foreign exchange	112	229
Depreciation and amortization	517	1,154
Stock-based compensation expense	1,759	228
In-process R&D	75	—
Increase in accounts receivable	(1,465)	(7,844)
Increase in other receivable	(190)	(66)
Increase in inventory	(1,309)	(10,854)
Decrease in other current assets	438	1,883
Increase in accounts payable	1,827	10,274
Increase in accrued expenses	343	993
Decrease in other assets	950	838
(Decrease) increase in other liabilities	(421)	2,154
Decrease in deferred income taxes	—	(202)
Net cash (used in) provided by operating activities	(304)	2,813
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(137)	(1,688)
Business acquisition cost—BRC, net of cash acquired of $1,495	(8,914)	—
Business acquisition cost—other	(34)	—
Net cash used in investing activities	(9,085)	(1,688)

Cash flows from financing activities:
Decrease in revolving senior credit facility, net	(3,842)	(1,405)
Payments on term loans	(753)	(668)
Proceeds from exercise of stock options	394	897
(Acquire) sell common shares held in trust	(75)	106
Payment of capital lease obligations	—	(54)
Proceeds from issuance of common stock	24,161	—
Dividends from unconsolidated affiliates	—	362
Net cash provided by (used in) financing activities	19,885	(762)

Net increase in cash	10,496	363
Effect of exchange rate changes on cash	(284)	544
Net increase in cash and cash equivalents	10,212	907
Cash and cash equivalents at beginning of period	8,418	27,110

Cash and cash equivalents at end of period	$18,630	$28,017
Supplemental disclosure of cash flow information:
Non-cash financing activities:
Issuance of 5,098,284 shares of common stock in connection with BRC acquisition at a price of $5.74	$29,264	—
Acquisition of equipment under capital lease	$—	$25

See accompanying notes to condensed consolidated financial statements.

IMPCO TECHNOLOGIES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

 1. Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and the results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The condensed consolidated financial statements of IMPCO Technologies, Inc., which we refer to as IMPCO, or the Company, as of March 31, 2006 include the accounts of the Company and its wholly-owned subsidiaries B.R.C. Societá a Responsabilitá Limitata, which we refer to as BRC, IMPCO Technologies Fuel Systems, Pty. Limited, which we refer to as IMPCO Australia, IMPCO Tech Japan K.K., which we refer to as IMPCO Japan and Grupo I.M.P.C.O. Mexicano, S. de R.L. de C.V., which we refer to as IMPCO Mexicano, its 51%-owned subsidiary IMPCO-BERU Technologies B.V., which we refer to as IMPCO BV, and its 50% share in joint ventures Minda IMPCO Limited which we refer to as MIL and IMPCO-BRC Mexicano, which we refer to as IBMexicano. In the fourth quarter of 2005, the Company and its 50% joint venture partner agreed to wind-down IBMexicano and expects to complete the liquidation process by the end of second quarter of 2006. In addition, the Company is in the process of converting its joint venture in MIL into a distributorship and also expects to complete this by the end of the second quarter of 2006. On March 31, 2005, the Company had completed the acquisition of the remaining 50% of BRC, and, accordingly, the Company had consolidated the balance sheet of BRC as of March 31, 2005 and the statement of operations beginning with the quarter ended June 30, 2005. The Company had used the equity method to recognize its share in the net earnings or losses of BRC during the first quarter of 2005 and its share in the net losses of MIL and IBMexicano during all of 2005 and the first quarter 2006 in the consolidated statement of operations. The following table details the Company’s ownership interests and methods of accounting for its various international affiliates:

Entity	Location	Ownership Interest	Method of Accounting
BRC*	Italy	100%	Fully Consolidated
IMPCO Japan	Japan	100%	Fully Consolidated
IMPCO Mexicano	Mexico	100%	Fully Consolidated
IMPCO Australia	Australia	100%	Fully Consolidated
IMPCO BV	Netherlands	51%	Fully Consolidated
MIL	India	50%	Equity Method
IBMexicano	Mexico	50%	Equity Method

* The following table details the entities that are either consolidated or accounted for by the equity method within BRC:

Entity	Location	Ownership Interest	Method of Accounting
MTM SrL.	Italy	100.00%	Fully Consolidated
BRC Argentina S.A.	Argentina	98.40%	Fully Consolidated
BRC Brasil S.A.	Brazil	99.99%	Fully Consolidated
NG LOG Armazen Gerais Ltda.	Brazil	99.99%	Fully Consolidated
MTE SrL.	Italy	50.00%	Equity Method
WMTM Equipamento de Gases Ltd.	Brazil	50.00%	Equity Method
Jehin Engineering Ltd.	S. Korea	13.59%	Equity Method

All intercompany transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and the results of operations, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

IMPCO TECHNOLOGIES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2006

The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the twelve months ended December 31, 2006, or for any future period. Certain prior period amounts have been reclassified to conform to the current period presentation.

Recent Accounting Standards

Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 123R, (revised December 2004), Share-Based Payment, sets accounting requirements for “share-based” compensation to employees, including employee-stock-purchase-plans and provides guidance on accounting for awards to non-employees. This statement requires the Company to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees as expenses in the Company’s income statement. The statement eliminates the ability to account for share-based compensation transactions, as the Company formerly did, using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. As permitted by the Securities and Exchange Commission (“SEC”), this statement is effective for the first fiscal year beginning after June 15, 2005. The Company adopted this statement on January 1, 2006. The Company has recorded an incremental $0.2 million of stock-based compensation expense during the first quarter of 2006 as a result of the adoption of SFAS No. 123R. See note 9 for further information regarding stock-based compensation.

SFAS No. 151, Inventory Costs, eliminates the “so abnormal” criterion in ARB 43, Inventory Pricing. This statement no longer permits a company to capitalize inventory costs on their balance sheets when the production defect rate varies significantly from the expected rate. The statement reduces the differences between U.S. and international accounting standards. This statement is effective for inventory cost incurred during annual periods beginning after June 15, 2005 and accordingly, the provisions of this statement shall be applied prospectively for inventory costs incurred during fiscal years beginning after June 15, 2005 (our fiscal year 2006) on January 1, 2006. The adoption of this statement did not have a material impact on the Company’s results of operations, financial position or cash flow.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, A Replacement of APB Opinion No. 20 and SFAS No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires that most voluntary changes in accounting principle be recognized by retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. This Statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This Statement also carries forward the guidance in Opinion 20 requiring justification of a change in accounting principle on the basis of preferability. SFAS No. 154 is effective for fiscal year beginning after December 15, 2005. The Company adopted SFAS No. 154 beginning January 1, 2006. The adoption of SFAS No. 154 does not have a significant impact on the Company’s financial position or results of operations.

2. Debt Payable

The Company’s debt payable is summarized as follows (in thousands):

	December 31, 2005	March 31, 2006 (unaudited)
(a) Revolving promissory note - LaSalle Business Credit, LLC	6,248	4,843
(b) Term loan - Unicredit Banca Medio Credito S.p.A.	9,428	9,057
(c) Term loan - Italian Ministry of Industry	779	793
(d) Other loans	115	—
(e) Capital leases	1,052	1,018
	$17,622	$15,711
Less: current portion	9,160	7,698
Non-current portion	$8,462	$8,013

IMPCO TECHNOLOGIES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2006

(a) Senior Credit Facility—LaSalle Business Credit, LLC

On July 18, 2003 the Company entered into a revolving senior credit facility with LaSalle Business Credit, LLC for a maximum amount of $12.0 million bearing interest at a rate per annum of prime plus 1%. On March 29, 2005, the Company and LaSalle mutually agreed to reduce the maximum borrowing amount under the senior credit facility to $9.0 million and extended the loan agreement one additional year to July 18, 2007. The Company’s availability under this facility is determined by a percentage of eligible accounts receivable and inventory balances as defined by the asset-based lending agreement. As of March 31, 2006, approximately $4.8 million was outstanding under the senior credit facility and approximately $1.9 million was unused and available. Approximately, $0.1 million was recognized as interest expense in the first quarter of 2006. At March 31, 2006, the Company was in default for not meeting certain financial measurement covenants at the end of the first quarter of 2006. The Company obtained a waiver of its defaults for the first quarter of 2006. Under the terms of the senior credit facility, the Company was paying 8.25% at December 31, 2005 and 8.75% at March 31, 2006.

(b) Term Loan - Unicredit Banca Medio Credito S.p.A.

On December 2, 2004, MTM entered into a five-year unsecured loan agreement with Unicredit Banca Medio Credito S.p.A. of Italy in which MTM received approximately $12.9 million. The proceeds for the loan were used for working capital purposes and contributed towards the $22.0 million loaned to IMPCO on December 23, 2004. The payment terms are such that MTM will pay approximately $0.6 million on a quarterly basis throughout the term of the loan and interest based on the three-month EURIBOR rate plus 1% per annum, which was 3.7% at December 31, 2005 and 3.8% at March 31, 2006. At March 31, 2006, the amount outstanding was $9.1 million. The loan agreement requires that MTM maintain a debt to equity ratio of less than 0.80. At March 31, 2006, the MTM debt to equity ratio was 0.25.

(c) Term Loans - Italian Ministry of Industry

In 1998 and 2002, BRC entered into unsecured loan agreements with the Italian Ministry of Industry for the purpose of funding the acquisition of property, plant and equipment and research and development expenditures. The 1998 loan was paid off in January 2006. The 2002 loan is repayable through annual installments through 2011 at a subsidized rate of 3.25%. At December 31, 2005 and at March 31, 2006, approximately $0.8 million was owed under these agreements.

(d) Other loans

In April and June of 2005, the Company financed, through a third-party lender, certain insurance policies a total of approximately $0.9 million, which are payable within a year from the date of financing. At December 31, 2005, the balance of these outstanding loans totaled approximately $0.1 million bearing an annual interest rate of 6.5%. These loans were paid off in March 2006.

(e) Capital leases

Capital leases consist primarily of equipment leases for the U.S. operations.

Derivative Financial Instruments

On January 5, 2005, the Company’s then 50% owned affiliate, BRC, initiated a foreign exchange forward contract for the purpose of hedging against foreign currency devaluations that might occur in the future between the euro and the U.S. dollar in connection with the $22.0 million loan entered into on December 22, 2004 between IMPCO and MTM, a subsidiary of BRC. This hedging agreement was not designed to hedge the unrealized foreign exchange gains and losses due to foreign currency movements that occur from time to time that could impact the our consolidated financial results either favorably or unfavorably. The Company concluded that this agreement did not meet the requirements for hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Accordingly, the Company recognized gains of approximately $0.4 million and $49,000 for the three months ended March 31, 2006 and 2005, respectively, which are classified on the condensed consolidated statements of operations as part of other expense, net.

The MTM loan agreement will be settled in U.S. dollars. MTM, an Italian company, records transactions on its books using the euro as its reporting currency. BRC records the foreign exchange effect of carrying the MTM loan on its books, as well as other assets and liabilities to be settled in a currency other than the euro, even though this loan was being eliminated for financial reporting purposes beginning with the balance sheet at March 31, 2005. For the three months ended March 31, 2006, the Company recognized a loss of approximately $1.0 million in other expense, and for the three months ended March 31, 2005, the Company recognized income of approximately $0.6 million in equity in earnings from unconsolidated subsidiaries.

IMPCO TECHNOLOGIES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2006

3. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2005	2006
	(unaudited)
Numerator:
Net income (loss)	$(2,181)	$3,699
Denominator:
Denominator for basic earnings per share - weighted average number of shares	21,741,731	29,033,123
Effect of dilutive securities:
Employee stock options	—	370
Warrants	—	195
Shares held in trust	—	—
Dilutive potential common shares	21,741,731	29,598,685
Net income (loss) per share:
Basic net income (loss)	$(0.10)	$0.13
Diluted net income (loss)	$(0.10)	$0.12

For the three months ended March 31, 2006, options to purchase approximately 909,793 shares of common stock and warrants to acquire 120,000 shares of common stock were excluded from the computation of diluted net income per share, as the effect would be anti-dilutive. For the three months ended March 31, 2005, options to purchase 3,433,446 shares of common stock and 775,000 warrants to acquire shares of common stock were excluded from the computation of diluted net income per share, as the effect would be anti-dilutive.

4. Comprehensive Income

The components of comprehensive income for the three months ended March 31, 2005 and 2006 are as follows (in thousands):

	Three Months Ended March 31,
	2005	2006
Net income (loss)	$(2,181)	$3,699
Foreign currency translation adjustment	(405)	1,558
Comprehensive (loss) income	$(2,586)	$5,257

5. Business Segment Information

Business Segments.    The Company operates in three business segments: U.S. Operations sells products, including certified engines, fuel systems, parts and conversion systems, for applications in the transportation and industrial markets; International Operations, in Australia, Europe and Japan, provides distribution for the Company’s products, predominantly from U.S. Operations and some product assembly; and BRC Operations designs, manufactures and sells products for use in the transportation segment through its foreign subsidiaries, affiliates and independent channels of distribution.

Corporate expenses consist of general and administrative expenses at the corporate level. Intersegment eliminations are primarily the result of intercompany sales from our U.S. Operations and BRC Operations to International Operations.

IMPCO TECHNOLOGIES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2006

All research and development is expensed as incurred.

Financial Information by Business Segment.    Financial information by business segment for continuing operations for the three months ended March 31, 2005 and 2006 are as follows (in thousands):

	Revenue Three Months Ended March 31,		Operating Income/(Loss) Three Months Ended March 31,
	2005	2006	2005	2006
U.S. Operations	$20,009	$20,288	$1,857	$3,267
BRC Operations (1)(2)	—	31,530	—	5,592
International Operations	8,170	8,012	842	1,146
Corporate Expenses (3)(4)	—	—	(4,835)	(2,896)
Intersegment Elimination	(3,174)	(3,749)	(48)	(281)
Total	$25,005	$56,081	$(2,184)	$6,828

(1)
The Company consolidated BRC’s income statement beginning with April 1, 2005. During the three months ended March 31, 2005, IMPCO accounted for BRC on an equity basis and included its 50% share in BRC’s net income of approximately $1.3 million in IMPCO’s net loss.

(2)	Includes $0.1 million in-process R&D expense for the three months ended March 31, 2005 relating to the acquisition of BRC.

(3)	Represents corporate expense not allocated to any of the business segments.

(4)
For the three months ended March 31, 2005, includes $2.2 million for compensation, lifetime medical benefits and for modifications to previously granted stock option awards to two former executive officers of the Company (see note 9).

6. Income Taxes

During the first quarter of 2006, the Company recognized approximately $2.7 million for income tax provision for its foreign operations representing a 45% effective tax rate. For the domestic entity, the Company did not record any tax expense, after considering the full year expected results and the likelihood of recoverability of deferred tax assets,. Consequently, there was nil recorded in the tax provision for the domestic entity during the first quarter of 2006. Management will continue to monitor the future recoverability of domestic deferred tax assets which have a full valuation allowance as of March 31, 2006. During the first quarter of 2005, the Company recognized approximately $0.3 million for income tax provision for its foreign operations representing a 44% effective tax rate. For the domestic entity, the Company recorded a tax benefit of approximately $0.4 million based on $2.9 million in losses for the quarter and a related increase in net deferred tax assets of $0.4 million attributable to net operating loss carryforwards. After considering the likelihood of recoverability of the additional deferred tax assets, the Company recognized an increase in the valuation allowance for deferred taxes by the same amount. There was no income tax provision recorded on the Company’s financial statements for BRC because their results were not consolidated with the Company’s results in the first quarter of 2005 since the acquisition of the remaining 50% of BRC did not occur until March 31, 2005 (see note 7).

Pursuant to Internal Revenue Code Sec. 382 and 383, certain changes in the ownership structure (common stock issuances in the case of IMPCO) may partially or fully limit future use of net operating losses and tax credits available to offset future taxable income and future tax liabilities, respectively. At March 31, 2006, the Company evaluated the impact of Sec. 382 and 383 and determined that there was no impact on the current availability of net operating losses.

For the three months ended March 31, 2006 undistributed earnings of the Company’s foreign operations were approximately $4.1 million. Undistributed earnings, except for earnings arising from our 51% ownership interest in IMPCO BV, are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes has been provided thereon. Upon distribution of earnings in the form of dividends or otherwise, the Company would be subject to both United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

IMPCO TECHNOLOGIES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2006

7. Business Acquisition

On July 22, 2003, the Company completed the acquisition of 50% of BRC, a world-class provider of alternative fuels products to the transportation market segment, for an aggregate purchase price of approximately $25.5 million, which included direct acquisition costs of approximately $1.6 million, consisting of $15.5 million cash and the issuance of 2,309,470 shares of Company common stock (which the parties acknowledged and agreed were valued in the aggregate at $10.0 million).

The Company completed the acquisition of the final 50% of BRC on March 31, 2005, following a special stockholders’ meeting held on March 10, 2005 in which the stockholders approved the acquisition. In accordance with EITF 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, the Company determined the value of the consideration paid to the sellers of BRC for the final 50% to be approximately $40.8 million, which included direct acquisition costs of $1.5 million, based on (1) cash payments of $11.5 million; (2) the weighted average price of the Company’s common stock for the three days prior to and following October 22, 2004 of $5.74 per share; and (3) the issuance of 5,098,284 shares of common stock. The basis for the determination of the weighted average stock price of $5.74 was the daily closing price of the Company’s common stock on the three days prior to and following the acquisition announcement date of October 22, 2004. The Company also acquired approximately $1.5 million in cash.

The acquisition of BRC was accounted for as a purchase in accordance with SFAS No. 142, Business Combinations, and accordingly, the results of operations of BRC since the date of acquisition are included in the accompanying condensed consolidated financial statements for IMPCO. The total purchase price for the initial and final 50% has been allocated to the underlying assets and liabilities based upon their estimated respective fair values at the date of acquisition. The Company has allocated the total purchase price to tangible assets (aggregating approximately $61.8 million) acquired and liabilities assumed (aggregating approximately $38.5 million), with the remaining consideration consisting of goodwill and identifiable intangible assets of approximately $42.9 million and determined that the value of acquired in-process research and development was approximately $0.1 million which was recorded to expense in the three months ended March 31, 2005.

 Pro Forma Consolidated Statement of Operations

The Company completed the purchase of the remaining 50% of BRC on March 31, 2005 and consolidated the March 31, 2005 balance sheet of BRC with the consolidated balance sheet of IMPCO. The Company consolidated the operating results and cash flows of BRC with the Company’s consolidated statements of operations and cash flows beginning on April 1, 2005. The following table sets forth unaudited pro forma financial information for the three months ended March 31, 2005, as if the acquisition had occurred on January 1, 2005 instead of on March 31, 2005. The unaudited pro forma financial information if provided for informational purposes only and does not project the Company’s results of operations in any future period (in millions, except per share data):

Three Months Ended March 31,
2005
(unaudited)
Revenue	$44.2
Loss before cumulative effect of a change in accounting principle	$(0.8)
Basic and diluted loss per share	$(0.03)

8. Stockholders’ Equity

During the first quarter of 2006, 244,898 shares of common stock were issued from the exercise of stock options at an average price of $3.75 with proceeds to the Company of approximately $0.9 million.

IMPCO TECHNOLOGIES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2006

9. Stock-Based Compensation

The Company has ten stock option plans that provide for the issuance of options to key employees and directors of the Company at the fair market value at the time of grant. Options under the plans generally vest in four or five years and are generally exercisable while the individual is an employee or a director, or ordinarily within one month following termination of employment. In no event may options be exercised more than ten years after date of grant. Of the ten stock option plans, one has expired and shares can no longer be granted under that plan although shares outstanding under this plan can be exercised until they expire or are cancelled. As of March 31, 2006, an aggregate of 641,483 shares were available for future grants under all of the plans.

During the first quarter of 2005, the Company determined that the anticipated responsibilities and duties of a currently and continuously employed consultant (the former CEO) of the Company would not be significant or sufficient enough to justify the continued recognition of the employee’s compensation costs over the remaining two-year term of the employee’s current employment and consulting agreement. The Company extended the term of exercisability of the stock options to purchase approximately 1.1 million shares of the Company’s common stock currently held by the former executive and recognized compensation expense of approximately $1.4 million for accounting purposes in the first quarter of 2005 for the modification of option terms. The Company also extended the term of exercisability of stock options previously granted to a former vice president and chief operating officer for international operations of the Company whose current duties and responsibilities as an executive advisor would not be significant or sufficient enough to justify the scheduled vesting of his remaining stock options to purchase 155,000 shares of the Company’s common stock over the remaining term of his employment agreement, which expired March 6, 2006. As a result, the Company recognized compensation expense included in selling, general and administrative expenses of approximately $0.4 million in the first quarter of 2005 for the modification of option terms. Expense related to the outstanding stock options held by the former CEO was determined using the intrinsic value method, in accordance with APB Opinion No. 25, and the closing price of the Company’s stock as of March 11, 2005 of $6.20 per share. The Company applied the intrinsic value method to the stock options held by a former vice president and chief operating officer based on the closing price of the Company’s stock as of January 5, 2005 of $7.19 per share. In total, during the first quarter of 2005, the Company recognized approximately $1.8 million in option expense related to these former executive officers.

Adoption of SFAS No. 123R

On January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective transition method as permitted by SFAS No. 123R and, accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123R.  The modified prospective transition method requires that stock-based compensation expense be recorded for all awards granted prior to January 1, 2006, but not yet vested, based on the grant date fair-value as if the fair value method required for pro forma disclosure under SFAS No. 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards and uses a straight-line amortization model. As SFAS No. 123R requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the three months ended March 31, 2006 has been reduced by estimated forfeitures based on historical trends of option forfeitures. The Company has recorded an incremental $0.2 million of stock-based compensation expense during the first quarter of 2006 as a result of the adoption of SFAS No. 123R.

Prior to adopting SFAS No. 123R, the Company presented all excess tax benefits, if any, resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS No. 123R requires cash flows resulting from excess tax benefits to be classified as a financing activity. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits as a result of adopting SFAS No. 123R in the three months ended March 31, 2006 because the Company is currently providing a full valuation on future tax benefits realized in the United States until it can sustain a level of profitability that demonstrates its ability to utilize the assets.

SFAS No. 123R requires the use of a valuation model to calculate the fair value of stock-based awards.  The Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates.  The expected volatility is based on the historical daily volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur and other relevant factors including implied volatility in market traded options on the Company’s common stock. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees.

IMPCO TECHNOLOGIES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2006

Stock-Based Compensation Activity

The following table displays stock option activity including the weighted average stock option prices for the three months ended March 31, 2006 (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	2,730,431	$5.16
Granted	—	—
Exercised	(244,898)	$3.80
Forfeited	(104,176)	$5.99
Outstanding at March 31, 2006	2,381,357	$5.26	6.6 yrs	$3,339
Vested and expected to vest at March 31, 2006	2,323,748	$5.26	6.6 yrs	$3,262
Shares exercisable at March 31, 2006	1,229,157	$5.23	5.7 yrs	$1,790

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 1,930,713 options that were in-the-money at March 31, 2006. During the three months ended March 31, 2006 and 2005, the aggregate intrinsic value of options exercised under our stock option plans was $0.5 million and $0.3 million, respectively, determined as of the date of option exercise. As of March 31, 2006, there was approximately $1.5 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our stock awards plans. That cost is expected to be recognized over a weighted-average period of two years.

There were no option grants in the first quarter of 2006 or the first quarter of 2005.

The following table sets forth a summary of the status and changes of the Company’s nonvested shares related to its stock option plans as of and during the three months ended March 31, 2006 (in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2006	1,271,891	$5.29
Granted	—	—
Vested	(86,116)	$3.92
Forfeited	(33,575)	$5.15
Nonvested at March 31, 2006	1,152,200	$5.20

Pro Forma Information for Period Prior to the Adoption of SFAS No. 123R

Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25 and provided disclosures required under SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosures, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized. No employee stock-based compensation expense was recognized under APB Opinion No. 25 in the Company’s results of operations for the three months ended March 31, 2005 for employee stock option awards, except for the expense relating to the modification of option terms as discussed above, as all options were granted with an exercise price equal to the market price of the underlying common stock on the date of grant. Forfeitures of awards were recognized as they occurred. Previously reported amounts have not been restated.

IMPCO TECHNOLOGIES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2006

The following table illustrates the pro forma effect on net loss after taxes and net loss per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three-month period ended March 31, 2005 (in thousands, except per share amounts):

Three Months Ended March 31, 2005
Loss as reported	$(2,181)
Add: compensation expense included in reported loss	1,759
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related taxes	(3,120)
Pro Forma loss	$(3,542)
Basic and diluted earnings per share:
Net loss as reported	$(0.10)
Pro Forma loss	$(0.16)

10. Warranty

Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience. Changes in the Company’s product warranty liability during the three months ended March 31, 2005 and 2006 are as follows (in thousands of dollars):

	March 31,
Warranty reserve for the period ended:	2005	2006
Balance at beginning of period	$1,376	$2,138
New warranties issued	91	215
Warranties settled	(135)	(174)
Accrued warranty costs acquired - BRC	387	—
Balance at end of period	$1,719	$2,179

IMPCO TECHNOLOGIES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2006

11. Related Party Transactions

The following table sets forth amounts (in thousands) that are included within the captions noted on the balance sheets at December 31, 2005 and March 31, 2006 representing related party transactions within the Company.

	December 31, 2005	March 31, 2006
Accounts Receivables:
IBMexicano (a)	$1,434	$489
MTE SrL. (b)	5	9
Jehin Engineering Company Ltd. (c)	609	547
Minda IMPCO Limited (d)	(2)	19
WMTM Equipamento de Gases Ltd. (e)	1,254	702
Biemmedue SpA. (f)	3	2
MTM Hydro SrL. (f)	3	1
	$3,306	$1,769
Other Assets
WMTM Equipamento de Gases Ltd. (e).	$3,570	$3,784
	$3,570	$3,784
Accounts Payable
MTE SrL. (b)	$1,659	$2,401
Jehin Engineering Company Ltd. (c)	—	17
Europlast SrL. (g)	1,150	1,976
TCN SrL. (g)	1,356	1,694
IMCOS Due SrL. (f)	578	453
Biemmedue SpA. (f)	29	39
MTM Hydro SrL. (f)	1	1
IMPCO/BRC EGYPT (h)	2	1
IBMexicano (a)	150	—
	$4,925	$6,582

(a)	IBMexicano is 50% owned by IMPCO and was established in December 2004.

(b)	MTE, SrL. is 50% owned by MTM, SrL.

(c)	Jehin Engineering, Ltd. is 13.6% owned by BRC; BRC uses the equity method to account for it.

(d)	Minda IMPCO Limited is 50% owned by IMPCO and was established in December 2004 as a result of a recombination of previous ownership interests with joint venture partner Minda Industries of India.

(e)	WMTM Equipamento de Gases Ltd. is 50% owned by BRC SrL., and is accounted for using the equity method.

(f)	The Chief Executive Officer of IMPCO owns 100% of Imcos Due SrL., 100% of Biemmedue SpA. and 62% of MTM Hydro SrL. with his immediate family and serves on the board of directors for each company.

(g)	The Chief Executive Officer of IMPCO serves on the board of directors of and owns 40% of Europlast and 30% of TCN, along with his brother Pier Antonio Costamagna.

(h)	IMPCO/BRC Egypt is 50% owned by IMPCO..

Loans to Executive Officers

In September 2001, the Company loaned an officer $175,000. The loan bore interest at a rate of 9% per annum and became due and payable on July 31, 2002. The amount outstanding was paid off in full on July 29, 2005.

IMPCO TECHNOLOGIES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2006

12. Equity Investments

The following table sets forth the Company’s share in the (earnings) losses or other expenses in unconsolidated affiliates for the three month periods ended March 31, 2005 and 2006 (in thousands):

	March 31,
	2005	2006
Share in BRC earnings, net of eliminations of a $155 gain on intercompany transactions	$(1,146)	$—
Share in earnings of BRC unconsolidated affiliates, net	—	(227)
Share in Minda losses	43	—
Share in IBMexicano losses	82	—
IMPCO Egypt expenses	21	—
Amortization of BRC fixed assets step-up	90	—
Total	$(910)	$(227)

In December 2005, the Company recorded a write-off of the investment balance in IBMexicano in connection with its planned liquidation because the Company and its 50% joint venture partner have agreed to wind-down the business with the Company continuing to sell in the Mexico market through independent distributors. As a result, IMPCO no longer records it share in the current losses of IBMexicano.

On March 31, 2005, the Company completed the acquisition of the remaining 50% of BRC and consolidated BRC’s financial statements into IMPCO’s consolidated financial statements beginning with the second quarter of 2005. At March 31, 2005, only the balance sheet of BRC was fully consolidated with IMPCO’s consolidated balance sheet.

BRC uses the equity method of accounting to recognize the investment in the results of its unconsolidated affiliates. The condensed balance sheet for BRC’s affiliates as of December 31, 2005 and March 31, 2006 and the statement of operations for the three months ended March 31, 2006 are presented below (in thousands):

	December 31, 2005	March 31, 2006
Current assets	$11,908	$13,959
Non-current assets	3,079	3,940
Total assets	$14,987	$17,899

Current liabilities	$6,979	$7,964
Long-term liabilities	4,592	6,230
Shareholders’ equity	3,416	3,705
Total	$14,987	$17,899

Three Months Ended March 31, 2006
Revenue	$6,609
Cost of revenue	5,655
Operating income	954
Interest expense, net	178
Other income, net	(35)
Pre-tax income	811
Income taxes	542
Total	$269

IMPCO TECHNOLOGIES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
MARCH 31, 2006

BRC’s share of earnings from its investment in unconsolidated affiliates follows (in thousands of dollars):

Three Months Ended March 31, 2006
Income, net-BRC investees	$269
% equity interest (1)	various
Share in earnings	135
Other income, net	92
Total	$227

(1) Ranges from 13.59% to 50%.

13.	Goodwill and Intangibles

Goodwill relates to the allocation of the purchase price resulting from the Company’s business acquisitions, the majority of which is attributable to the acquisition of BRC (see note 7 for further discussion). Identified intangible assets arose from the acquisition of BRC and consist of existing technology, customer relationships and tradename. Amortization of these identified intangible assets for the three months ended March 31, 2006, was $0.4 million.

The changes in the carrying amount of goodwill by reporting unit for the three months ended March 31, 2006 are as follows (in thousands):

	December 31, 2005	Additions from purchase accounting and transfer from investment in affiliates	Impairment Charges	Currency Translation	March 31, 2006
U.S. Operations	$3,657	$—	$—	$—	$3,657
International Operations	3,870	—	—	(56)	3,814
BRC Operations	28,811	—	—	567	29,378
	$36,338	$—	$—	$511	$36,849

At December 31, 2005 and March 31, 2006, intangible assets consisted of the following (in thousands):

	As of December 31, 2005			As of March 31, 2006
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Existing technology	$8,882	$(951)	$7,931	$9,057	$(1,296)	$7,761
Customer relationships	1,954	(255)	1,699	1,993	(342)	1,651
Tradename	1,480	(101)	1,379	1,510	(137)	1,373
Total	$12,316	$(1,307)	$11,009	$12,560	$(1,775)	$10,785

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this report, references to “IMPCO” or the “company” and to first-person pronouns, such as “we”, “our” and “us”, refer to IMPCO Technologies, Inc. and its consolidated subsidiaries, unless the context otherwise requires. Because the acquisition of B.R.C. Societá a Responsabilitá Limitata was completed on March 31, 2005, BRC is treated as a consolidated subsidiary for purposes of the discussion of balance sheet items as of March 31, 2005, but not for purposes of the discussion of the statements of operations or cash flows for the first quarter of 2005.

This discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in IMPCO’s Annual Report on Form 10-K for the year ended December 31, 2005.

The company’s business is subject to seasonal influences. In particular, net sales and operating income in Europe and the United States are typically lower during the third and fourth quarters of the year. Therefore, operating results for any quarter are not indicative of the results that may be achieved for any subsequent quarter or for a full year.

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

We classify our business into three business segments: U.S. Operations, IMPCO International Operations, which we refer to as International Operations and BRC Operations. Our U.S. Operations sells products, including complete certified engines, parts and conversion systems, for applications in the transportation, material handling, stationary and portable power generator and general industrial markets. International Operations includes our operations in Australia, Europe, Mexico, India and Japan, and provides distribution for our products, predominantly from U.S. Operations and some product assembly. Our BRC operations sells predominantly transportation-related products worldwide. As of December 31, 2004, we no longer consolidated our operations in Mexico and India as part of International Operations. Instead, during 2005 we accounted for these operations using the equity method of consolidation since we have 50% ownership in these entities and lack effective control over their operations. In the fourth quarter of 2005, we determined that we should consider the liquidation of our Mexico operations and began the process of liquidation in the first quarter of 2006. We are also in the process of converting our joint ventures in India and Egypt into independent distributorships in order to decrease administrative costs of maintaining the joint ventures while continuing to sell our products in these markets. We acquired BRC on March 31, 2005 and included the results of BRC’s operations with our consolidated results beginning with the second quarter of 2005 and our balance sheet as of March 31, 2005.

We recognize revenue for product sales when title is transferred, ordinarily when products are shipped, and when management is reasonably assured of collectibility. We provide for returns and allowances as circumstances and facts require.

Net revenue for the three months ended March 31, 2006 increased by approximately $31.1 million to $56.1 million from $25.0 million for the same period in 2005. Net income for the three months ended March 31, 2006 was $3.7 million, or $0.12 per diluted share, as compared to a net loss of $2.2 million, or $0.10 per diluted share, for the same period in 2005. We attribute the increase in revenue to the consolidation of BRC revenues beginning April 1, 2005 resulting from the acquisition of the remaining 50% of BRC on March 31, 2005. The net income for the first quarter of 2006 was primarily due to higher revenue and margins partially offset by the recognition of costs for stock based compensation of $0.2 million in the first quarter of 2006. In addition, the net loss for 2005 included compensation expense of $1.8 million related to the modification of previously granted, unexercised stock options for the former chief executive officer and a former vice-president and chief operating officer.

Recent Developments

Relocation of North American Headquarters

On September 6, 2005, we signed an agreement to sublease a 108,000 square foot building, including 20,000 square feet of office space, located in Santa Ana, California, for a term of 13 years beginning September 1, 2005. We relocated our combined corporate headquarters and U.S. manufacturing operations from our former location in Cerritos, California, to the Santa Ana facility in April 2006. We believe the new location has sufficient space to modernize and consolidate most of our North American production and component engineering facilities. We are installing new state-of-the-art production lines, machining, and test equipment in the Santa Ana facility. We are also planning to relocate some of our current U.S. production lines to our BRC facility in Cherasco, Italy. As a global leader in the alternative fuels marketplace, our strategy is to use the improved efficiencies, capabilities and capacity to position us to better serve our markets and to take advantage of new products and new markets.

The annual rent for the Santa Ana facility is $0.7 million, which is set to increase 3% every year pursuant to the terms of the agreement. The terms of the agreement also include rent abatement for the first three months, subject to certain conditions. In connection with this relocation, we recognized approximately $0.7 million in expenses during 2005, consisting of approximately $0.1 million for accelerated amortization of leasehold improvements and furniture and fixtures, approximately $0.2 million for the recognition of incremental rent expense for the Santa Ana facility prior to the planned exit of the Cerritos facility and the fair value of the remaining lease obligation of the Cerritos facility of approximately $0.4 million. We recognized approximately $0.2 million in expenses in the first quarter of 2006, consisting of the recognition of incremental rent expense for the Santa Ana facility prior to the planned exit of the Cerritos facility. During the first quarter of 2006, we incurred approximately $1.1 million in cash outflows including approximately $0.9 million in leasehold improvements in the new facility.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, goodwill, taxes, inventories, warranty obligations, long-term service contracts, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Research and Development

We expense all research and development when incurred. Equipment used in research and development with alternative future uses is capitalized.

Warranty

We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability may be required. We believe that our warranty experience is within the industry norms. Our standard warranty period is 18 months from the date of manufacture. The warranty obligation on our certified engine products can vary from three to five years depending on the specific part and the actual hours of usage. During the three months ended March 31, 2005 and 2006, we recorded additional warranty reserves of $0.1 million and $0.3 million, respectively.

Inventory Reserves

We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. During the three months ended March 31, 2005 and 2006, we recorded a credit to inventory reserves of $29,000 and a inventory provision of $0.3 million, respectively.

Goodwill

We operate wholly-owned and majority-owned subsidiaries. We record goodwill at the time of purchase for the amount of the purchase price over the fair values of the assets and liabilities acquired. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the goodwill, thereby possibly requiring an impairment charge in the future. During 2005 we acquired new goodwill of approximately $28.0 million in connection with the completion of the acquisition of BRC. Approximately $11.6 million of this goodwill was acquired in the first 50% acquisition of BRC in 2003 and classified on the balance sheet as part of investment in affiliates until March 31, 2005 when it was classified as part of goodwill on the balance sheet. During 2005 and the three months ended March 31, 2006, there was no impairment to goodwill.

Intangible Assets

We amortize intangible assets acquired if they are determined to have definite useful lives. Certain intangible assets, such as acquired technology and trade names, are amortized on a straight-line basis over their estimated reasonable useful lives. Certain other intangible assets such as customer relationships are amortized using an accelerated method since the value of customer relationships is expected to decline at a faster rate. During 2005, we acquired approximately $12.5 million in intangible assets in connection with the acquisition of the remaining 50% of BRC on March 31, 2005 and recorded related amortization expense in the three months ended March 31, 2006 of approximately $0.4 million, respectively. Based on the current facts and circumstances, the amortization expense expected to be recorded for the full year 2006 and 2007 will be approximately $1.7 million per year.

Deferred Taxes

Based upon the substantial net operating loss carryovers and expected future operating results, at December 31, 2005 we concluded that it is more likely than not that substantially all of the deferred tax assets may not be realized within a three year period. Consequently, we recorded an increase to the valuation allowance to fully reserve for these deferred tax assets in 2005 and provided for a full valuation allowance on tax benefits realized in the United States for the three months ended March 31, 2006. In addition, we expect to provide a full valuation allowance on future tax benefits realized in the United States until we can sustain a level of profitability that demonstrates our ability to utilize the assets.

Foreign Currency Agreements

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

 Results of Operations

The following table sets forth our revenue and operating income (in thousands):

	Revenue Three Months Ended March 31,		Operating Income/(Loss) Three Months Ended March 31,
	2005	2006	2005	2006
U.S. Operations	$20,009	$20,288	$1,857	$3,267
BRC Operations (1)(2)	—	31,530	—	5,592
International Operations	8,170	8,012	842	1,146
Corporate Expenses (3)(4)	—	—	(4,835)	(2,896)
Intersegment Elimination	(3,174)	(3,749)	(48)	(281)
Total	$25,005	$56,081	$(2,184)	$6,828

(1)
The company consolidated BRC’s income statement beginning with April 1, 2005. During the three months ended March 31, 2005, IMPCO accounted for BRC on an equity basis and included its 50% share in BRC’s net income of approximately $1.3 million in IMPCO’s net loss.

(2)	Includes $0.1 million of in-process R&D expense for the three months ended March 31, 2005 relating to the acquisition of BRC.

(3)	Represents corporate expense not allocated to any of the business segments.

(4)
For the three months ended March 31, 2005, includes $2.2 million for compensation, lifetime medical benefits and for modifications to previously granted stock option awards to two former executive officers of IMPCO.

Revenue increased approximately $31.1 million, or 124%, to $56.1 million in the first quarter of 2006 from $25.0 million in the first quarter of 2005. The increase of the first quarter of 2006 over the first quarter of 2005 was due to the consolidation of BRC revenue beginning April 1, 2005 resulting from the acquisition of the remaining 50% of BRC on March 31, 2005.

Operating income increased during the first quarter of 2006 by approximately $9.0 million, or 413%, from a $2.2 million operating loss in the first quarter of 2005 to $6.8 million operating income in the first quarter of 2006. The increase in operating income was due to the consolidation of BRC operating results beginning April 1, 2005 resulting from the acquisition of the remaining 50% of BRC on March 31, 2005 and decrease in cost of revenue for U.S. Operations and International Operations. In addition, the first quarter of 2005 included the recognition of $2.2 million in costs for compensation, medical benefits and previously-granted stock options for a currently employed, former chief executive officer and a currently employed former vice president and chief operating officer.

U.S. Operations. For the three months ended March 31, 2006, revenue increased by approximately $0.3 million, or 1% as compared to the same period in the prior year. The increase in sales during the first quarter of 2005 was due primarily to a $1.4 million increase in the industrial market partially offset by a $1.1 million decrease in the transportation market.

For the three months ended March 31, 2006, operating income increased by approximately $1.4 million, or 76% as compared to the same period in 2005. The increase was mainly due to a $0.7 million decrease in cost of revenue and an decrease of $0.7 million in operating expenses attributed primarily benefits realized from cost reductions implemented in 2005.

International Operations. For the three months ended March 31, 2006, revenue decreased by approximately $0.2 million, or 2%, as compared to the same period in the prior year. The decrease in revenue during the first quarter of 2006 was caused primarily due to a $0.4 million decrease in revenue from the industrial market partially offset by an increase of $0.2 million in revenue from the transportation market.

For the three months ended March 31, 2006, operating income increased by approximately $0.3 million, or 36%, as compared to the same period in the prior fiscal year. The decrease for the three-month period was mainly due to the decrease in cost of revenue of $0.1 million and by $0.2 million in lower operating expenses.

Corporate Expenses. Corporate expenses consist of general and administrative expenses at the corporate level to support our business segments in areas such as executive management, finance, human resources, management information systems, legal services and investor relations. Corporate expenses for the three months ended March 31, 2006 were $2.9 million or $1.9 million lower than the same period of 2005. The decrease was primarily due to the recognition of expense in the first quarter of 2005 consisting of $0.4 million for compensation costs, paid lifetime medical benefits for the former CEO and spouse and approximately $1.8 million in compensation expense related to 1.3 million stock options granted in prior fiscal years to the former officers outstanding at March 31, 2005.

Interest Expense. Net interest expense for the three months ended March 31, 2006 was approximately $0.1 million compared to net interest expense of approximately $0.3 million for the corresponding period of 2005, or a decrease of $0.2 million, or 44%.

Income in Unconsolidated Affiliates. Since our acquisition of the initial 50% of BRC in July 2003, we accounted for BRC’s operating results using the equity method where we recognized 50% of the earnings of BRC in our financial statements. During the first quarter of 2005, we continued this accounting treatment until we completed the acquisition of the remaining 50% of BRC on March 31, 2005. For periods following March 31, 2005, we fully consolidated the results of BRC and eliminate all intercompany transactions. During the first quarter of 2005, we recognized income of approximately $1.1 million, net of an elimination of an intercompany gain of $0.2 million, based on $2.6 million of income reported by BRC. In addition to our share in the earnings of BRC, we recognized our share in the losses of our 50% owned joint ventures in Mexico and India and recorded amortization expense of approximately $0.1 million of the step-up in the fair value of the fixed assets of BRC acquired in connection with the initial 50% acquisition in 2003.

Provision For Income Taxes. Income tax expense for the first quarter of 2006 was approximately $2.7 million for the international entities based on an effective tax rate of 45%.The domestic entity did not recognize a net tax expense during the first quarter of 2006 because the amount provided for taxes was offset by a reduction in the valuation allowance for deferred tax assets. We expect to reduce the valuation allowance if we are profitable or provide a full valuation allowance on future tax benefits realized in the United States if we have additional losses until we can sustain a level of profitability that demonstrates our ability to utilize the assets. We will continue to evaluate the recoverability of the deferred tax assets at each quarter throughout the remainder of 2006. Income tax expense for the first quarter of 2005 was approximately $0.3 million for the international entities based on an effective tax rate of 44%. The domestic entity did not recognize a net tax expense during the first quarter of 2005 .

Liquidity and Capital Resources

Our ongoing operations are funded by cash generated from operations, debt financings and sales of our equity securities. In addition, these sources of cash provide for capital expenditures and research and development, as well as to invest in and operate our existing operations and prospective new lines of business.

At March 31, 2006, our cash and cash equivalents totaled approximately $28.0 million, compared to cash and cash equivalents of approximately $27.1 million at December 31, 2005.

Credit Agreements and Other Loans

We currently are party to two significant credit agreements:

•
The first significant credit agreement is an asset-based revolving senior credit facility with LaSalle Business Credit LLC dated July 22, 2003, as amended. This revolving senior credit facility carries an interest rate per annum equal to prime plus 1.0%, which amounted to 8.75% at March 31, 2006, and has a borrowing limit equal to 85% of our eligible accounts receivable plus the lesser of $4.5 million or 60% of our eligible inventory as measured from time to time, subject to reasonable reserves established by LaSalle in its discretion. This lender has a senior security interest in substantially all of our assets located in the United States. As of March 31, 2006 this facility carried a maximum borrowing limit of $9.0 million, of which $6.7 million was the actual borrowing capacity. At March 31, 2006 our outstanding balance under this senior credit facility was $4.8 million and approximately $1.9 million was available for borrowing as of that date. In accordance with one amendment dated March 29, 2005, the LaSalle senior credit facility was extended by one year and matures on July 18, 2007. Additionally, we agreed with LaSalle to amend the credit facility covenants in effect under the original agreement, and to replace or revise certain covenants related to: (1) our achievement of certain minimum levels of consolidated and domestic EBITDA on a quarterly basis; (2) the quarterly consolidated and domestic fixed charge coverage ratio covenant; (3) the quarterly consolidated and domestic leverage ratio covenant; and (4) the domestic and consolidated tangible net worth at December 31, 2004. In addition, we agreed to incorporate a new covenant that we maintain a minimum defined quarterly level of pre-tax income from both the domestic and consolidated operations. At March 31, 2006, we were not in compliance with the current domestic pre-tax income covenant. On May 5, 2006, we received a waiver from LaSalle that waives our non-compliance with this covenant as of March 31, 2006.

•
The second significant credit agreement is the MTM loan pursuant to which we borrowed approximately $22.0 million from MTM on December 23, 2004. The proceeds of the MTM loan were used to retire approximately $22.0 million of our indebtedness to Bison Capital Structured Equity Partners, LLC, an amount that included a prepayment premium and accrued but unpaid interest. The MTM loan, which was guaranteed by Mariano Costamagna and his brother, Pier Antonio Costamagna, carries a rate equal to 1.5% above three-month EURIBOR per annum, which was 4.3% at March 31, 2006, provided that the rate will increase to 3.5% above three -month EURIBOR after and during the continuance of a default under the MTM loan agreement and to 6.5% above three-month EURIBOR on any unpaid portion of the loan outstanding 30 days after the maturity date of December 31, 2009. Beginning on April 1, 2005, the loan is being repaid in quarterly installments, each in the amount of not less than $0.65 million in the first two years, $0.8 million in the third year, $1.0 million in the fourth year and $1.15 million in the final year, with any remaining unpaid principal and interest to be repaid upon maturity. The MTM loan provides for automatic acceleration of the outstanding principal in case of a default due to nonpayment for more than 15 days after the date due or due to the termination of Mariano Costamagna as our Chief Executive Officer or a material breach of his employment agreement. The MTM loan also provides for acceleration of the MTM loan upon notice from MTM in case of any other default under the MTM loan. The MTM loan contains restrictive covenants limiting our ability to: terminate Mariano Costamagna as our Chief Executive Officer, with certain exceptions for termination upon Mr. Costamagna’s death, incur additional debt obligations (other than unsecured trade credit, capital leases and additional debt obligations pursuant to the LaSalle senior credit facility); merge, consolidate or sell our assets; purchase, retire or redeem our capital stock; and make capital expenditures in excess of $2.5 million in any fiscal year. At March 31, 2006, the amount owed under MTM loan was approximately $19.4 million and we were compliant with the covenants in the MTM loan and other related terms and conditions. We made a principal and interest payment of $0.8 million in April 2006. The MTM loan has been eliminated for purposes of the balance sheet presentation in the condensed consolidated balance sheet

In addition, our subsidiary in the Netherlands has a $3.0 million credit facility with Fortis Bank. At March 31, 2006, there was no outstanding balance under this credit facility. BRC is also party to three credit agreements:

•
On December 2, 2004, MTM entered into a five-year unsecured term loan agreement with Unicredit Banca Medio Credito S.p.A. of Italy in which MTM received $12.9 million. The proceeds for the loan were used for working capital purposes and contributed towards the $22.0 million lent to IMPCO on December 23, 2004. The payment terms are such that MTM will pay $0.6 million on a quarterly basis throughout the term of the loan and interest based on the 3-month EURIBOR rate plus 1% per annum, which was 3.8% at March 31, 2006. At March 31, 2006, the amount outstanding was $9.1 million. The loan agreement requires that MTM maintain a debt to equity ratio of less than 0.80 and MTM is required to not remit dividends based on income for the fiscal years 2004 , 2005 and 2006. At March 31, 2006, the MTM debt to equity ratio was 0.25.

•
In 1998 and 2002, BRC entered into unsecured term loan agreements with the Italian Ministry of Industry for the purpose of funding the acquisition of property, plant and equipment and research and development expenditures. The loans are repayable through annual installments and through 2011 at a subsidized rate of 3.25%. At March 31, 2006, approximately $0.8 million was owed under these agreements.

•
At March 31, 2006, BRC had an unsecured line of credit amounting to approximately $1.5 million with no outstanding balance. Additionally, BRC has up to a $7.2 million line of credit secured by customer account receivable drafts, which has a current availability of $7.2 million. The lines of credit are callable on demand.

Liquidity Ratios

Our ratio of current assets to current liabilities was 1.5:1.0 at March 31, 2006 and at December 31, 2005. At March 31, 2006, our total working capital had increased by $5.8 million to $43.4 million from $37.6 million at December 31, 2005. This increase is due primarily to an increase of $11.2 million in net inventories, an increase of $8.3 million in net receivables and an increase of $0.9 million in cash offset by an increase of $10.8 million in accounts payable.

Cash Flows

Net cash provided by operating activities for the three months ended March 31, 2006, was $2.8 million, compared to $0.4 million used by operations for the three months ended March 31, 2005. The cash flow provided by operating activities for the three months ended March 31, 2006 resulted primarily from net income of $3.7 million, adjusted for non-cash charges against income for depreciation and amortization of $1.2 million, minority interests in consolidated subsidiaries of $0.3 million offset by our share in income of unconsolidated affiliates of $0.2 million. Changes in working capital that negatively affected cash flows consisted of increases in accounts receivable of $7.8 million, inventory of $10.9 million and other receivables of $0.1 million partially offset by positive cash flows of increases in accounts payable, accrued expenses and other liabilities of $10.3 million, $0.9 million and $2.2 million, respectively, and a decrease in other current assets and other assets of $1.9 million and $1.2 million, respectively. For the comparable three months ended March 31, 2005, cash used by operating activities was $0.4 million consisting of net loss of $2.2 million, adjusted for non-cash charges against income or loss for depreciation and amortization of $0.5 million, minority interests in consolidated subsidiaries of $0.2 million, one-time charges for in-process R&D for $0.1 million and for the expense effect of new measurement dates for the stock options held by former executive officers of $1.8 million and offset by our share in income of unconsolidated affiliates of $1.0 million. Changes in working capital that positively affected cash flows were an increase of accounts payable of $1.8 million, an increase in accrued expense of $0.3 million, an increase in other liabilities of $0.4 million, a decrease in accounts receivable of $1.5 million, a decrease in other assets of $1.4 million partially offset by negative cash flows of $1.3 million and $0.2 million associated with increases of inventory and other receivables, respectively.

Net cash used in investing activities in the three months ended March 31, 2006, was $1.7 million, a decrease of $7.2 million from the three months ended March 31, 2005. This decrease is due primarily to net costs of $8.8 million associated with the acquisition of the remaining 50% of BRC completed on March 31, 2005 partially offset by an increase of $1.6 million in purchases of equipment and leasehold improvements. Investing activities for the three months ended March 31, 2005 includes approximately $1.6 million of cash on BRC’s balance sheet as acquired cash on March 31, 2005. Net cash used in investing activities in the three months ended March 31, 2005, was $9.0 million consisting of net BRC acquisition costs of $8.8 million and purchases of equipment and leasehold improvements of $0.2 million.

Net cash used in financing activities for the three months ended March 31, 2006 was $0.7 million or a decrease of $20.6 million from net cash provided by financing activities of $19.9 million in the three months ended March 31, 2005. This decrease was due primarily to the $24.2 million net proceeds from the equity offerings in February 2005 in which 4.6 million shares were sold to investors at a price per share of $5.75 before cumulative underwriter fees and expenses of approximately $2.3 million. Cash flows used in financing activities during the first quarter of 2006 includes cash outflows related to net payments to the LaSalle senior credit facility of approximately $1.4 million and net payments for term loans and capital lease obligations of $0.7 million. Cash flows from financing activities during the first quarter of 2005 also includes cash outflows related to net payments to the LaSalle senior credit facility of approximately $3.8 million and $0.8 million in payments for term loans, of which $0.7 million in principal payment was made to MTM in connection with the MTM loan.

We believe that our existing capital resources together with revenue from continuing operations should be sufficient to fund operations for the next 12 months. We are seeking to revise the current financial covenants of the LaSalle senior credit facility to reflect future financial performance of the domestic consolidated results of IMPCO. However, we cannot assure investors that the lenders will agree to amend the financial covenants or grant further or continuing waivers in the future. If we cannot obtain the necessary waivers or amendments, or return to compliance with these covenants (which would require significantly higher pretax income in the second quarter of 2006) and all other loan covenants, our lenders may accelerate our debt, foreclose on certain of our assets or take other legal action against us that, alone or in the aggregate, may have a material adverse effect on our results of operations.

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

Our cash requirements may vary materially from those now planned because of fluctuations in our sales volumes or margins or because of other factors identified in Item 1A below entitled “Risk Factors.”

Contractual Obligations

The following table contains supplemental information regarding total contractual obligations as of March 31, 2006. The capital lease obligations are undiscounted and represent total minimum lease payments. The outstanding balance of the MTM loan was approximately $19.4 million at March 31, 2006. We made a principal and interest payment of $0.8 million in April 2006. As a result of the acquisition of the remaining 50% of BRC, BRC’s balance sheet was consolidated into IMPCO’s balance sheet and the MTM loan has been eliminated for purposes of the balance sheet presentation.

(In thousands)	Payments Due by Period
Contractual Obligations	Total	Less than One Year	2-3 Years	4-5 Years	More Than 5 Years
Revolving lines of credit	$4,843	$4,843	$—	$—	$—
Term loans payable	9,850	1,965	5,114	2,711	60
Capital lease obligations	1,018	229	690	99	—
Operating lease obligations	21,769	2,685	5,900	4,480	8,704
Other and miscellaneous	3,036	900	1,800	336	—
	$40,516	$10,622	$13,504	$7,626	$8,764

Off-Balance Sheet Arrangements

As of March 31, 2006, we had no off-balance sheet arrangements.

Derivative Financial Instruments

We use in the ordinary course of business derivative financial instruments for the purpose of reducing our exposure to adverse fluctuations in interest and foreign exchange rates. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged. We are not a party to leveraged derivatives and do not hold or issue financial instruments for speculative purposes. On January 5, 2005, our then 50% owned affiliate, BRC initiated a foreign exchange forward contract for the purpose of hedging against foreign currency devaluations that might occur in the future between the euro and the U.S. dollar in connection with the December 22, 2004 $22.0 million loan made between IMPCO and MTM, a subsidiary of BRC. This hedging agreement was not designed to hedge the unrealized foreign exchange gains and losses due to foreign currency movements that occur from time to time that could impact the our consolidated financial results either favorably or unfavorably. We concluded that this agreement did not meet the requirements for hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Accordingly, we recognized gains of approximately $0.4 million and $49,000 for the three months ended March 31, 2006 and 2005, respectively, which are classified on the condensed consolidated statements of operations as part of other income.

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

The MTM loan agreement will be settled in U.S. dollars. MTM, an Italian company, records transactions on its books using the euro as its reporting currency. BRC records the foreign exchange effect of carrying the MTM loan on its books, as well as other assets and liabilities to be settled in a currency other than the euro, even though this loan was being eliminated for financial reporting purposes beginning with the balance sheet at March 31, 2005. For the three months ended March 31, 2006, we recognized a loss of approximately $1.0 million on our condensed consolidated statement of operations in other expense and for the three months ended March 31, 2005, we recognized income of approximately $0.6 million on our condensed consolidated statement of operations in equity in earnings from unconsolidated subsidiaries.

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

Recent Accounting Pronouncements

Financial Accounting Standards Board Statement of Financial Accounting Standard, or SFAS, No. 123R, (revised December 2004), Share-Based Payment, sets accounting requirements for “share-based” compensation to employees, including employee-stock-purchase-plans and provides guidance on accounting for awards to non-employees. This statement requires us to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees as expenses in our income statement. The statement eliminates the ability to account for share-based compensation transactions, as we formerly did, using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. As permitted by the Securities and Exchange Commission, this statement is effective for the first fiscal year beginning after June 15, 2005. We adopted this statement on January 1, 2006. We have recorded an incremental $0.2 million of stock-based compensation expense during the first quarter of 2006 as a result of the adoption of SFAS No. 123R. See note 9 to the condensed consolidated financial statements for further information regarding stock-based compensation.

SFAS No. 151, Inventory Costs, eliminates the “so abnormal” criterion in Accounting Research Bulletin 43, Inventory Pricing. This statement no longer permits a company to capitalize inventory costs on their balance sheets when the production defect rate varies significantly from the expected rate. The statement reduces the differences between U.S. and international accounting standards. This statement is effective for inventory cost incurred during annual periods beginning after June 15, 2005 and accordingly, the provisions of this statement are applied prospectively for inventory costs incurred during fiscal years beginning after June 15, 2005 (our fiscal year 2006) on January 1, 2006. The adoption of this statement did not have a material impact on our results of operations, financial position or cash flow.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, A Replacement of APB Opinion No. 20 and SFAS No. 3. This statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires that most voluntary changes in accounting principle be recognized by retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This statement also carries forward the guidance in Opinion No. 20 requiring justification of a change in accounting principle on the basis of preferability. SFAS No. 154 is effective for fiscal year beginning after December 15, 2005. We adopted SFAS No. 154 beginning January 1, 2006. The adoption of SFAS No. 154 does not have a significant impact on our financial position or results of operations.

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

Our most significant foreign currency exposure relates to the euro. On January 5, 2005, BRC entered into forward foreign exchange agreements covering a three-year period for the purpose of hedging the foreign exchange risk between the euro and the U.S. dollar in connection with the quarterly payments made by IMPCO to BRC under the terms of the MTM loan. As of December 31, 2005 and March 31, 2006, the notional amounts of the hedging agreements were $7.7 million and $6.8 million, respectively. The fair values of these contracts as of December 31, 2005 and March 31, 2006 were $6.9 million and $6.5 million, respectively. We measured the sensitivity of the fair value of the hedge agreements for two hypothetical cases: a 10% strengthening and a 10% weakening of the spot rate for the U.S. dollar against the euro of $1.2076 to the euro at March 31, 2006. The analysis showed that a 10% strengthening of the U.S. dollar would have resulted in a gain in the fair value of the hedge agreement of $0.2 million in contrast to the actual gain recorded of $0.4 million. If the U.S. dollar had weakened against the euro by 10%, the hedge agreements would have resulted in a $22,000 loss during the first quarter of 2006 in contrast to the $0.4 million gain recorded.

We also recognize foreign exchange gains and losses in relation to the MTM loan, which had a carrying value of approximately $19.4 million at March 31, 2006. BRC recognizes gains and losses on a mark-to-market basis of this loan balance on its books because the loan will be settled in U.S. dollars and BRC maintains its records in its reporting currency, the euro. In the three months ended March 31, 2006, BRC recorded approximately $1.0 million in unrealized foreign exchange loss from marking to market of this loan balance. Hypothetically, if the U.S. dollar had weakened 10% from the spot rate of $1.2076 to the euro at March 31, 2006, to $1.3284, BRC would have recorded an additional loss on foreign exchange of approximately $1.9 million for the three months ended March 31, 2006 bringing the recorded loss on foreign exchange to approximately $2.9 million. If the U.S. dollar had strengthened by 10% to the euro from $1.2076 to $1.0868 at March 31, 2006, BRC would have recorded a $1.9 million gain on foreign exchange for the three months ended March 31, 2006 bringing the recorded loss to a gain of $0.9 million. These gains and losses would partially offset the losses and gains on the fair value adjustments of our hedging agreements.

Additional information relating to our foreign currency exposures are discussed under the heading “Derivative Financial Instruments” included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was partially conducted in connection with the preparation of our Annual Report on Form 10-K which was filed with the SEC on April 3, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2006, the company's disclosure controls and procedures may not be effective in timely alerting them to material information required to be included in this report due to a material weakness in our internal control over financial reporting discussed in further detail below.

Changes in Internal Control over Financial Reporting

The material weakness identified during our annual audit of consolidated financial statements for the year ended December 31, 2005 related to inadequate controls over the financial closing process. Adjustments were not detected by our system of internal controls and affected several financial statement accounts, the most significant of which related to inventory and accrued liabilities. Although the missed or incorrect entries were not prevented or detected by our existing system of internal controls, the entries were identified by our independent auditors, and were corrected and properly reflected in the fiscal 2005 year end financial statements. These deficiencies primarily resulted from the additional workload placed on the company’s financial staff to address the increasing requirements of regulatory compliance and the additional work created from the company’s most recent acquisition of BRC. We are currently seeking to hire additional professionals to join our financial staff, including a controller, senior accountants and an additional staff member to handle Rule 404 compliance under the Sarbanes-Oxley Act of 2002. We believe that hiring additional experienced staff to provide enhanced review, analysis and documentation of accounting transactions and of the consolidated financial statements, will eliminate the material weakness in internal control as described above.

Subsequent to the quarter ended March 31, 2006, IMPCO added a qualified and experienced senior accountant, who is also a certified public accountant, in its accounting department to ensure that it has sufficient depth, skills, and experience within the department to prepare its financial statements and disclosures in accordance with generally accepted accounting principles. Management will continue to search for additional qualified professionals to join our financial staff, including a controller, an additional senior accountant and an additional staff member to handle Rule 404 compliance under the Sarbanes-Oxley Act of 2002. While the remediation measures are expected to improve the design and effectiveness of our internal control over financial reporting, the controls have not yet operated effectively for a sufficient period of time to demonstrate operating effectiveness. Management is committed to correcting this material weakness and will continue to evaluate the progress and abilities of accounting personnel in order to assess whether the weakness has been effectively remediated.

Although our remediation efforts are well underway, control weaknesses will not be considered remediated until all necessary qualified professionals are in place to carry out the internal controls over financial reporting and are operational for a period of time and are tested, and management and our independent registered public accounting firm conclude that these controls are operating effectively. Management has therefore concluded that there have been no changes made in our internal controls over financial reporting in connection with its first quarter evaluation that would materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of the ordinary course of our business. We are not a party to, and to our knowledge there are not threatened, any claims or actions against us, the ultimate disposition of which would have a material adverse effect on us. MTM is a defendant in a lawsuit brought by ICOM, SrL, filed in the local court at Milan, Italy. That lawsuit initially sought injunctive relief and damages for infringement of ICOM’s alleged exclusive rights to sell ring-style gaseous fuel tanks in Italy. The trial court initially denied the plaintiff’s motion for injunctive relief and subsequently denied the plaintiff’s damages claims. The case remains on appeal, and we believe the plaintiff’s claims are without merit.

Item 1A. Risk Factors

We currently have substantial debt that we may be unable to service.

We are highly leveraged and have significant debt service obligations. As of March 31, 2006, we had aggregate outstanding indebtedness of $15.7 million. The LaSalle senior credit facility, has a maximum borrowing limit of $9.0 million, which was limited based on our eligible accounts receivable and our eligible inventory as of March 31, 2006 to approximately $6.7 million. Of that amount, $4.8 million was outstanding as of March 31, 2006, leaving approximately $1.9 million unused and available. At March 31, 2006, we also had debt obligations of approximately $19.4 million under the MTM loan, which have been eliminated in consolidation.

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

At March 31, 2006, we were in default on borrowings under the LaSalle senior credit facility for not meeting the domestic pre-tax income financial covenant at that date. On May 5, 2006, we obtained a waiver of this non-compliance from LaSalle. At December 31, 2005, we did not meet the pre-tax income and tangible net worth requirement for our U.S. Operations segment and were thus in breach of the terms of the senior credit facility. On March 28, 2006, we obtained a waiver of this non-compliance. We may not be successful in obtaining waivers in the future should our operating results fail to achieve the specified amounts of income as defined in the covenants.

We are seeking to revise the current financial covenants of the LaSalle senior credit facility to reflect future financial performance of the consolidated results of IMPCO and BRC. However, we cannot assure investors that the lenders will agree to amend the financial covenants or grant further or continuing waivers in the future. If we cannot obtain the necessary waivers or amendments, or return to compliance with these covenants (which would require us to generate pre-tax income in the second quarter of 2006 of more than double the levels realized in the first quarter) and all other loan covenants, our lenders may accelerate our debt, foreclose on certain of our assets or take other legal action against us that, alone or in the aggregate, may have a material adverse effect on our results of operations.

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

We have experienced operating losses and net cash outflows. At March 31, 2006, our cash and cash equivalents totaled approximately $28.0 million and our working capital was $43.4 million. We have experienced significant cash outflows in connection with our initial equity investment in BRC and servicing our debt. Based upon our eligible accounts receivable and our eligible inventory as of March 31, 2006 our funds available for borrowing under our senior secured credit facility were approximately $4.8 million, of which approximately $6.7 million was outstanding, leaving approximately $1.9 million unused and available. As of March 31, 2006, we had total stockholders’ equity of $94.8 million and an accumulated deficit of $97.9 million. Moreover, our loan agreement with MTM requires us to repay MTM the principal according to the following schedule, with an additional $5.0 million “balloon payment” of accrued interest and unpaid principal due on December 31, 2009:

Quarters Ending	Quarterly Payment Amount	Payment Per Year
April 1, 2006 through December 31, 2006	$650,000	$1,950,000
January 1, 2007 through December 31, 2007	800,000	3,200,000
January 1, 2008 through December 31, 2008	1,000,000	4,000,000
January 1, 2009 through December 31, 2009	1,150,000	4,600,000
Balloon Payment due December 31, 2009		5,000,000
Total payments		$18,750,000

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

Technology companies in general and our company in particular have a history of depending upon and using broad based employee stock option programs to hire, to motivate and to retain employees in a competitive marketplace. Currently, we do not recognize compensation expense for stock options issued to employees or directors, except in limited cases involving modifications of stock options. We instead disclose in the notes to our financial statements information about what such charges would be if they were expensed. The Financial Accounting Standards Board, or FASB, adopted a new accounting standard that will require us to record equity-based compensation expense for stock options and employee stock purchase plan rights granted to employees based on the fair value of the equity instrument at the time of grant. We are required to record these expenses beginning with our first quarter of 2006 and recorded approximately $0.2 million in compensation expense for the three months ended March 31, 2006 The change in accounting rules will lead to increased reported net loss or, when we are profitable, a decrease in reported earnings. This may negatively impact our future stock price. In addition, this change in accounting rules could impact our ability to utilize broad based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

We are dependent on certain key customers, and the loss of one or more customers could have a material adverse effect on our business.

A substantial portion of our business results from sales to key customers. In the three months ended March 31, 2006, no one customer exceeded 10% of our consolidated sales. Sales to the top ten customers during the three months ended March 31, 2006 accounted for approximately 27.8% of our consolidated sales. If several of these key customers were to reduce their orders substantially, we would suffer a decline in revenue and profits, and those declines could be material and adverse.

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

Our business is subject to seasonal influences.
Operating results for any quarter are not indicative of the results that may be achieved for any subsequent quarter or for a full year. In particular, net sales and operating income in Europe and the United States are typically lower during the third and fourth quarters of the year. Many of the factors which impact our operating results are beyond our control and difficult to predict. They include:

•	Seasonal work patterns due to vacations and holidays, particularly in our European manufacturing facilities;

•	Fluctuations in demand for the end-user products in which our products are placed;

We depend on third-party suppliers for key materials and components for our products.

We have established relationships with third-party suppliers that provide materials and components for our products. A supplier’s failure to supply materials or components in a timely manner or to supply materials and components that meet our quality, quantity or cost requirements, combined with a delay in our ability to obtain substitute sources for these materials and components in a timely manner or on terms acceptable to us, would harm our ability to manufacture our products or would significantly increase our production costs, either of which would negatively impact our results of operations and business. In addition, we rely on a limited number of suppliers for certain proprietary die cast parts, electronics, catalysts as well as engines for use in our end products. In the three months ended March 31, 2006, Power Solutions, Inc. supplied approximately 17.4% of our raw materials. Approximately 58.4% of our raw materials during the three months ended March 31, 2006 were supplied by ten entities. We could incur significant costs in the event that we are forced to utilize alternative suppliers.

We may experience unionized labor disputes at original equipment manufacturer facilities.

As we become more dependent on vehicle conversion programs with OEMs, we will become increasingly dependent on OEM production and the associated labor forces at OEM sites. For the three months ended March 31, 2006, direct OEM product sales accounted for 23.3% of IMPCO’s revenue. Labor unions represent most of the labor forces at OEM facilities. In the past, labor disputes have occurred at OEM facilities, which adversely impacted our direct OEM product sales. Such labor disputes are likely to occur in the future and, if so, will negatively impact our sales and profitability.

We face risks associated with marketing, distributing, and servicing our products internationally.

In addition to the United States, we currently operate in Australia, Europe and Japan, and market our products and technologies in other international markets, including both industrialized and developing countries. During the three months ended March 31, 2006, approximately 27% of IMPCO’s revenue was derived from sales to customers located within the United States and Canada, and the remaining approximately 73% was derived from sales in Asia, Europe, and Latin America where economics and fuel availability make our products more competitive. Additionally, approximately 75% of IMPCO’s employees and 75% of IMPCO’s approximately 400 distributors and dealers worldwide are located outside the United States. Our combined international operations are subject to various risks common to international activities, such as the following:

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

BRC recognized approximately $0.4 million unrealized gain on foreign exchange during the three months ended March 31, 2006 in connection with MTM’s five-year $22.0 million loan agreement with IMPCO that is denominated in U.S. dollars. Fluctuations in foreign exchange rates in the future could impact the financial results and cause net income and earnings per share to decline dramatically. We may be unable to effectively hedge our exposure to this risk or significantly reduce our foreign exchange risk. BRC entered into a three-year foreign exchange forward contract on January 5, 2005 for the purpose of hedging the quarterly payments being made by IMPCO to BRC under the MTM loan leaving $13.6 million unhedged. However, we determined that the foreign exchange forward contract did not qualify for hedge accounting treatment. We recognize the gains and losses in fair value of these agreements from fluctuations between the euro and U.S. dollar in other income (loss) in our consolidated statements of operations. For the three months ended March 31, 2006, BRC recognized approximately $1.0million in expense as an adjustment to the fair value of the foreign exchange forward contract.

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

Approximately $10.8 million or 5.5% of our total assets at March 31, 2006 were net intangible assets, including technology, customer relationships, trade name, and approximately $36.8 million or 18.8% of our total assets at March 31, 2006 were goodwill that we acquired primarily from BRC. We amortize the intangible assets, with the exception of goodwill, based on our estimate of their remaining useful lives and their values at the time of acquisition. We are required to test goodwill for impairment at least on an annual basis, or earlier if we determine it may be impaired due to change in circumstances. We are required to test the other intangible assets with definite useful lives for impairment whenever events or changes in circumstances indicate that the carrying amounts of the intangible assets may not be recoverable. If impairment exists in any of these assets, we are required to write-down the asset to its estimated recoverable value as of the measurement date. Such impairment write-downs may significantly impact our results of operations.

Future sales of our common stock could adversely affect our stock price.

Substantial sales of our common stock, including shares issued upon exercise of our outstanding options and warrants, in the public market or the perception by the market that these sales could occur, could lower our stock price or make it difficult for us to raise additional equity. As of March 31, 2006, we had 29,147,689 shares of common stock outstanding, excluding 23,856 shares issued but held by IMPCO as treasury stock. Except for the 6,811,733 shares held by Mariano Costamagna and his family members and affiliates which are subject to the “volume”, “manner of sale” and other selling restrictions of Rule 144, all of these shares are currently freely tradable.

As of March 31, 2006 up to 765,000 shares of our common stock were issuable upon exercise of warrants outstanding as of that date. Furthermore, as of March 31, 2006, up to 2,381,357 shares were issuable upon the exercise of options, of which 1,229,157 were vested and exercisable. Subject to applicable vesting and registration requirements, upon exercise of these options the underlying shares may be resold into the public market. In the case of outstanding options and warrants that have exercise prices less than the market price of our common stock from time to time, investors would experience dilution. We cannot predict if future sales of our common stock, or the availability of our common stock for sale, will harm the market price of our common stock or our ability to raise capital by offering equity securities.

Class action litigation due to stock price volatility or other factors could cause us to incur substantial costs and divert our management’s attention and resources.

From January 1, 2006 through March 31, 2006, our stock price has fluctuated from a low of $4.98 to a high of $6.85. In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. Companies in the technology industries are particularly vulnerable to this kind of litigation due to the high volatility of their stock prices. Accordingly, we may in the future be the target of securities litigation. Any securities litigation could result in substantial costs and could divert the attention and resources of our management.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) - (b) Not applicable.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2006	979	$5.66	—	—
February 1-28, 2006	338	$6.25	—	—
March 1-31, 2006	385	$5.50	—	—
Total	1,702	$5.74	—	—

NOTE:

These purchases were made in open-market transactions in order to provide for the company’s obligations under our deferred compensation plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.
.
Item 5. Other Information

None.

Item 6. Exhibits.

The following documents are filed as exhibits to this Quarterly Report:

10.1	Limited Waiver by and among LaSalle Business Credit, LLC, the financial institutions that, from time to time, become party to the Loan Agreement, LaSalle, as agent for the lenders, and IMPCO Technologies, Inc., dated May 5, 2006.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMPCO TECHNOLOGIES, INC.

Date: May 8, 2006	By:	/s/ Thomas M. Costales
Thomas M. Costales
Chief Financial Officer, Treasurer and Secretary