Form 10-K/A
period 2005-12-31
IMPCO TECHNOLOGIES INC
filed 2006-06-27
CIK 790708

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

3030 South Susan Street, Santa Ana, California 92704

(Address of principal executive offices, including zip code)

(714) 656-1200

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

As of June 23, 2006, the Registrant had 29,935,271 shares of Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for IMPCO Technologies, Inc. (“IMPCO”) for the year ended December 31, 2005 is being filed to include the separate audited financial statements of IMPCO BRC de Mexico, S.A. de C.V., which is a 50%-or-less-owned entity accounted for by the equity method by IMPCO, in Part IV, Item 15, Exhibits and Financial Statement Schedules. In accordance with Rule 3-09 of Regulation S-X, the separate financial statements of this entity are being filed no later than six months after the end of our fiscal year covered by this report.

Except as expressly stated herein, this Form 10-K/A continues to speak as of the date of the original filing of the Annual Report on April 3, 2006 and we have not updated the financial position, results of operations, cash flows or disclosures contained therein to reflect any events that occurred at a later date.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statements:

The following financial statements and related notes were filed as part of IMPCO’s Form 10-K filed on April 3, 2006:

(i) Consolidated Financial Statements of IMPCO Technologies, Inc.

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

(ii) Consolidated Financial Statement of BRC, SrL

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

(b) Supplemental Financial Statement Schedules:

(i) The following financial statement schedules were filed as part of IMPCO’s Form 10-K filed on April 3, 2006:

Report of Independent Registered Public Accounting Firm

Schedule II—Valuation and Qualifying Accounts

(ii)	The following financial statement schedules are included herein this IMPCO’s Form 10-K/A pursuant to Rule 3-09 of Regulation S-X:

Report of the independent registered public accounting firm

Financial Statements of IMPCO BRC de Mexico, S.A. de C.V.

(c) Exhibits:

EXHIBIT INDEX

Exhibits filed with the original Form 10-K on April 3, 2006 are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated. Exhibits filed herewith are designated by a double asterisk (**).

Exhibit No.	Description

2.1	Sale and Purchase Agreement between IMPCO Technologies, Inc. and the controlling stockholders of B.R.C. Società a Responsabilità Limitata, dated as of October 3, 2002 (incorporated by reference to Ex. 2.1 of the company’s Current Report on Form 8-K filed July 29, 2003).

2.2	Stockholders Agreement and the controlling stockholders of B.R.C. Società a Responsabilità Limitata, dated as of October 3, 2002 (incorporated by reference to Ex. 2.3 of the company’s Current Report on Form 8-K filed July 29, 2003).

2.3	Agreement between IMPCO Technologies, Inc. and the controlling stockholders of B.R.C. Società a Responsabilità Limitata, dated as of December 15, 2002 (incorporated by reference to Ex. 2.4 of the company’s Current Report on Form 8-K filed July 29, 2003).

2.4	Amendment and Waiver between IMPCO Technologies, Inc. and the controlling stockholders of B.R.C. Società a Responsabilità Limitata, dated as of April 30, 2003 (incorporated by reference to Ex. 2.5 of the company’s Current Report on Form 8-K filed July 29, 2003).

2.5	Equity Interest Purchase Agreement between and among Mariano Costamagna, Pier Antonio Costamagna, B.R.C. Società a Responsabilità Limitata, M.T.M. Società a Responsabilità Limitata and IMPCO Technologies, Inc., dated as of October 22, 2004 (incorporated by reference to Annex A of the company’s Registration Statement on Form S-4/A (No. 333-122335) filed on February 8, 2005).

2.6	Amendment No. 1 to Equity Interest Purchase Agreement between and among Mariano Costamagna, Pier Antonio Costamagna, B.R.C. Società a Responsabilità Limitata, M.T.M. Società a Responsabilità Limitata and IMPCO Technologies, Inc., dated as of November 17, 2004 (incorporated by reference to Annex B of the company’s Registration Statement on Form S-4/A (No. 333-122335) filed on February 8, 2005).

2.7	Amendment No. 2 to Equity Interest Purchase Agreement between and among Mariano Costamagna, Pier Antonio Costamagna, B.R.C. Società a Responsabilità Limitata, M.T.M. Società a Responsabilità Limitata and IMPCO Technologies, Inc., dated as of November 30, 2004 (incorporated by reference to Annex C of the company’s Registration Statement on Form S-4/A (No. 333-122335) filed on February 8, 2005).

2.8	Amendment No. 3 to Equity Interest Purchase Agreement between and among Mariano Costamagna, Pier Antonio Costamagna, B.R.C. Società a Responsabilità Limitata, M.T.M. Società a Responsabilità Limitata and IMPCO Technologies, Inc., dated as of December 22, 2004 (incorporated by reference to Annex D of the company’s Registration Statement on Form S-4/A (No. 333-122335) filed on February 8, 2005).

3.1	Certificate of Incorporation of IMPCO Technologies, Inc. (incorporated by reference to Ex. 3.1 for the company’s Annual Report on Form 10-K for fiscal 2001).

3.2	Bylaws of IMPCO adopted July 22, 1998 (incorporated by reference to Ex. 3.2 for the company’s Annual Report on Form 10-K for fiscal 1999).

4.1	Stockholder Protection Rights Agreement dated as of June 30, 1999 between IMPCO Technologies, Inc. and ChaseMellon Stockholder Services, L.L.C., as Rights Agent (incorporated by reference to Ex. 4 of the company’s Current Report on Form 8-K filed July 7, 1999).

10.1+	1989 Incentive Stock Option Plan (incorporated by reference to the company’s Annual Report on Form 10-K for fiscal 1990).

10.2+	1993 Stock Option Plan for Non-employee Directors (incorporated by reference to the company’s Annual Report on Form 10-K for fiscal 1994).

10.3+	Amendment to 1989 Incentive Stock Option Plan (incorporated by reference to the company’s Annual Report on Form 10-K for fiscal 1994).

10.4+	1996 Incentive Stock Option Plan (incorporated by reference to the company’s Annual Report on Form 10-K for fiscal 1997).

Exhibit No.	Description
10.5+	1997 Incentive Stock Option Plan (incorporated by reference to the company’s Proxy Statement filed September 22, 1997).

10.6+	2000 Incentive Stock Option Plan (incorporated by reference to the company’s Proxy Statement filed August 28, 2000).

10.7	Stock Purchase Agreement, dated May 3, 2002 (incorporated by reference to Ex. 10.48 to the company’s Current Report on Form 8-K filed May 10, 2002).

10.8	Contribution and Distribution Agreement between IMPCO Technologies, Inc. and Quantum, dated July 23, 2002 (incorporated by reference to Ex. 10.1 for the company’s Annual Report on Form 10-K for fiscal 2002).

10.9	Tax Allocation and Indemnification Agreement between IMPCO Technologies, Inc. and Quantum, dated July 23, 2002 (incorporated by reference to Ex. 10.2 for the company’s Annual Report on Form 10-K for fiscal 2002).

10.10	Employee Benefit Matters Agreement between IMPCO Technologies, Inc. and Quantum, dated July 23, 2002 (incorporated by reference to Ex. 10.4 for the company’s Annual Report on Form 10-K for fiscal 2002).

10.11+	The 2002 Stock Option Plan for Employees (incorporated by reference to Appendix A of the company’s Proxy Statement filed October 18, 2002).

10.12+	The 2002 Stock Option Plan for Non-employee Directors (incorporated by reference to Appendix B of the company’s Proxy Statement filed October 18, 2002).

10.13	Joint Venture Agreement Minda IMPCO Technologies, Limited, dated May 18, 2001 among Minda Industries Limited and Mr. Nirmal K. Minda and IMPCO Technologies, Inc. (incorporated by reference to Ex. 10.65 the company’s Annual Report on Form 10-K for the transition period ended December 31, 2002).

10.14	Letter of Commitment, dated March 26, 2003, among Don J. Simplot and IMPCO Technologies, Inc. (incorporated by reference to Ex. 10.67 the company’s Annual Report on Form 10-K for the transition period ended December 31, 2002).

10.15+	2003 Stock Incentive Plan (incorporated by reference to Appendix B to the company’s Proxy Statement filed May 13, 2003).

10.16+	2004 Stock Incentive Plan (incorporated by reference to Appendix B to the company’s Proxy Statement filed March 29, 2004).

10.17+	Employment Agreement between IMPCO Technologies, Inc. and Terry Clapp, dated January 5, 2005 (incorporated by reference to Ex. 10.2 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005).

10.18+	Employment Agreement between IMPCO Technologies, Inc. and Brad Garner, dated as of January 5, 2004 (incorporated by reference to Exhibit 10.41 of the company’s Registration Statement on Form S-1 (No. 333-111988) filed on January 16, 2004).

10.19	Loan Agreement between IMPCO Technologies, Inc. and M.T.M. Società a Responsabilità Limitata, dated as of December 23, 2004 (incorporated by reference to Annex G of the company’s Registration Statement on Form S-4/A (No. 333-122335) filed on February 8, 2005).

10.20	Pledge Agreement by IMPCO Technologies, Inc. in favor of Mariano Costamagna and Pier Antonio Costamagna, dated as of December 23, 2004 (incorporated by reference to Annex I of the company’s Registration Statement on Form S-4/A (No. 333-122335) filed on February 8, 2005).

10.21	Guaranty made by Mariano Costamagna and Pier Antonio Costamagna in favor of MTM, SrL, dated as of December 23, 2004 (incorporated by reference to Annex H of the company’s Registration Statement on Form S-4/A (No. 333-122335) filed on February 8, 2005).

10.22+	Employment Agreement between IMPCO Technologies, Inc. and Mariano Costamagna, dated as of December 22, 2004 (incorporated by reference to Annex E of the company’s Registration Statement on Form S-4/A (No. 333-122335) filed on February 8, 2005).

Exhibit No.	Description
10.23+	Employment Agreement between MTM and Pier Antonio Costamagna, dated as of October 22, 2004 (incorporated by reference to Annex F of the company’s Registration Statement on Form S-4/A (No. 333-122335) filed on February 8, 2005).

10.24+	Employee Consulting Agreement between IMPCO Technologies, Inc. and Robert Stemmler, dated as of March 11, 2005 (incorporated by reference to Ex. 10.5 of the company’s Current Report on Form 8-K filed December 29, 2004).

10.25	Revolving Promissory Note executed by the IMPCO Technologies, Inc. in favor of LaSalle Business Credit, LLC., dated as of July 18, 2003 (incorporated by reference to Ex. 10.70 of the company’s Current Report on Form 8-K filed July 29, 2003).

10.26	Loan and Security Agreement by and among LaSalle Business Credit, LLC, the financial institutions that, from time to time, become a party to the Loan Agreement, LaSalle, as agent for the lenders, and IMPCO Technologies, Inc., dated as of July 18, 2003 (incorporated by reference to Ex. 10.71 of the company’s Current Report on Form 8-K filed July 29, 2003).

10.27	Amendment to Loan and Security Agreement and Waiver by and among LaSalle Business Credit, LLC, the financial institutions that, from time to time, become a party to the Loan Agreement, LaSalle, as agent for the lenders, and IMPCO Technologies, Inc., dated as of March 12, 2004 (incorporated by reference to Ex. 10.69 of the company’s Annual Report on Form 10-K for fiscal year 2003).

10.28	Second Amendment to Loan and Security Agreement, Limited Waiver and Consent by and among LaSalle Business Credit, LLC, the financial institutions that, from time to time, become a party to the Loan Agreement, LaSalle, as agent for the lenders, and IMPCO Technologies, Inc., dated June 30, 2004 (incorporated by reference to Exhibit 10.71 for the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.29	Third Amendment to Loan and Security Agreement, Consent by and among LaSalle Business Credit, LLC, the financial institutions that, from time to time, become party to the Loan Agreement, LaSalle, as agent for the lenders, and IMPCO Technologies, Inc., dated March 29 , 2005 (incorporated by reference to Ex. 10.39 of the company’s Annual Report on Form 10-K for fiscal year 2004).

10.30	Joint Company Buy-Out Agreement, by, between and among IMPCO Technologies, Inc., IMPCO-BERU Technologies, B.V. and BERU Aktiengesellschaft, dated January 27, 1999 (incorporated by reference to Exhibit 10.33 of the company’s Registration Statement on Form S-1 (No. 333-108469) filed on September 3, 2003).

10.31+	Settlement Agreement between IMPCO Technologies, Inc. and Nickolai A. Gerde, entered into on April 7, 2005 (incorporated by reference to Ex. 10.1 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005).

10.32	Loan Agreement between MTM, SrL and Unicredit Banca Medio Credito S.p.A., dated December 2, 2004 (incorporated by reference to Ex. 10.3 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005).

10.33	Waiver and Agreement by and among LaSalle Business Credit, LLC, as a lender and as agent for the lenders, and IMPCO Technologies, Inc., dated May 9, 2005 (incorporated by reference to Ex. 10.4 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005).

10.34	Sublease Agreement dated June 16, 2005, by and between IMPCO Technologies, Inc. and Meteor Communications Corporation (incorporated by reference to Ex. 10.1 of the company’s Current Report on Form 8-K/A filed July 14, 2005).

10.35	Fourth Amendment to Loan and Security Agreement, Consent by and among LaSalle Business Credit, LLC, the financial institutions that, from time to time, become party to the Loan Agreement, Lasalle, as agent for the lenders, and IMPCO Technologies, Inc., dated August 2, 2005 (incorporated by reference to Ex. 10.1 of the company’s Current Report on Form 8-K filed August 8, 2005).

10.36	Sublease Agreement dated August 17, 2005 by and between IMPCO Technologies, Inc. and Monterey Carpets, Inc. (incorporated by reference to Ex. 10.1 of the company’s Current Report on Form 8-K filed September 9, 2005).

Exhibit No.	Description
10.37*	Limited Waiver by and among LaSalle Business Credit, LLC, the financial institutions that, from time to time, become party to the Loan Agreement, LaSalle, as agent for the lenders, and IMPCO Technologies, Inc., dated March 28, 2006.

10.38*+	Director Compensation

21.1*	Subsidiaries of the Company.

23.1*	Consent of BDO Seidman, LLP, independent registered public accounting firm, with respect to IMPCO Technologies, Inc.

23.2*	Consent of BDO Sala Scelesi Farina S.p.A., independent registered public accounting firm, with respect to BRC, SrL.

23.3*	Consent of Ernst & Young LLP, independent registered public accounting firm, with respect to IMPCO Technologies, Inc.

23.4*	Consent of Reconta Ernst & Young S.p.A. independent registered public accounting firm, with respect to BRC, SrL.

23.5**	Consent of BDO Hernández Marrón y Cía., S.C., independent registered public accounting firm, with respect to IMPCO BRC de Mexico, S.A. de C.V..

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	Filed with the original Form 10-K on April 3, 2006.
**	Filed herewith.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on June 26, 2006.

IMPCO TECHNOLOGIES, INC.

By:	/s/ Mariano Costmagna
Name:	Mariano Costamagna
Title:	Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mariano Costamagna, Thomas M. Costales and Eva H. Davis, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this annual report on Form 10-K/A under the Securities Exchange Act of 1934, as amended, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

* * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mariano Costamagna Mariano Costamagna	Chief Executive Officer and Director (Principal Executive Officer)	June 26, 2006

/s/ Thomas M. Costales Thomas M. Costales	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	June 26, 2006

/s/ Norman J. Bryan Norman L. Bryan	Director	June 26, 2006

/s/ Marco Di Toro Marco Di Toro	Director	June 26, 2006

/s/ John Jacobs John Jacobs	Director	June 26, 2006

/s/ Douglas R. King Douglas R. King	Director	June 26, 2006

/s/ J. David Power III J. David Power III	Director	June 26, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

IMPCO BRC DE MEXICO, S.A. de C.V.

We have audited the accompanying balance sheet of IMPCO BRC DE MEXICO, S.A. de C.V. (the “Company”) as of December 31, 2005, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IMPCO BRC DE MEXICO, S.A. de C.V. at December 31, 2005, and the results of its operations and its cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Hernández Marrón y Cía., S.C.

Mexico

June 8, 2006

IMPCO BRC DE MEXICO, S.A. de C.V.

BALANCE SHEETS

(In thousands of Mexican pesos)

	December 31, 2004		December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	Ps.	—	Ps.	4,490
Accounts receivable less allowance for doubtful accounts of Ps.0 and Ps.1,328, respectively		—		7,164
Inventory, net		37,095		8,554
Other current assets		4,910		259
Related party receivables		—		1,637

Total current assets		42,005		22,104
Property and equipment		3,365		739
Less: accumulated depreciation		—		(101)

Net property and equipment		3,365		638

Total Assets	Ps.	45,370	Ps.	22,742

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	Ps.	—	Ps.	289
Accrued payroll obligations		—		567
Other accrued expenses		—		127
Related party payables		31,852		23,914

Total current liabilities		31,852		24,897

Stockholders’ equity (deficit):
Capital stock		50		50
Additional paid-in capital		27,036		27,036
Subscription receivable		(13,568)		(6,427)
Accumulated deficit		—		(22,814)

Total stockholders’ equity (deficit)		13,518		(2,155)

Total Liabilities and Stockholders’ Equity (Deficit)	Ps.	45,370	Ps.	22,742

See accompanying notes to financial statements.

IMPCO BRC DE MEXICO, S.A. de C.V.

STATEMENTS OF OPERATIONS

(In thousands of Mexican pesos)

	From December 30, 2004 (inception) to December 31, 2004		Year Ended December 31, 2005
	(unaudited)
Revenue	Ps.	—	Ps.	70,222
Costs and expenses:
Cost of revenue		—		75,358
Selling, general and administrative expense		—		17,073
Impairment loss of long-lived assets		—		966

Total costs and expenses		—		93,397
Operating loss		—		(23,175)
Other income, net		—		380
Interest expense		—		(19)

Loss before income taxes		—		(22,814)
Income tax expense		—		—

Net loss	Ps.	—	Ps.	(22,814)

See accompanying notes to financial statements.

IMPCO BRC DE MEXICO, S.A. de C.V.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands of Mexican pesos)

	Capital Stock		Additional Paid-In Capital		Subscription Receivable		Accumulated Deficit		Total Stockholders’ Equity (Deficit)
Balance, December 30, 2004 – Date of Inception (unaudited)	Ps.	—	Ps.	—	Ps.	—	Ps.	—	Ps.	—

Net loss (unaudited)		—		—		—		—		—
Contribution from joint venture partners (unaudited)		—		27,036		(13,518)		—		13,518
Capital stock issued (unaudited)		50		—		(50)		—		—

Balance, December 31, 2004 (unaudited)	Ps.	50	Ps.	27,036	Ps.	(13,568)	Ps.	—	Ps.	13,518

Net loss		—		—		—		(22,814)		(22,814)
Subscription receivable payment from joint venture partner		—		—		7,141		—		7,141

Balance, December 31, 2005	Ps.	50	Ps.	27,03	Ps.	(6,427)	Ps.	(22,814)	Ps.	(2,155)

See accompanying notes to financial statements.

IMPCO BRC DE MEXICO, S.A. de C.V.

STATEMENTS OF CASH FLOWS

(In thousands of Mexican pesos)

	From December 30, 2004 (inception) to December 31, 2004		Year Ended December 31, 2005
	(unaudited)
Cash flows from operating activities:
Net loss	Ps.	—	Ps.	(22,814)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and other amortization		—		2,635
Impairment loss of long-lived assets		—		966
Provision for doubtful accounts		—		1,328
Provision for inventory reserve		—		13,500
Increase in accounts receivable		—		(8,492)
(Increase) decrease in inventories		(23,577)		15,041
Increase in accounts payable		—		289
Increase in accrued expenses		—		694
Receivables from/payables to related party		31,852		(9,575)
(Increase) decrease in other assets		(4,910)		4,651

Net cash used in operating activities		3,365		(1,777)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements		(3,365)		(874)

Net cash used in investing activities		(3,365)		(874)

Cash flows from financing activities:
Subscription receivable payment from joint venture partner		—		7,141

Net cash provided by financing activities		—		7,141

Net increase in cash and cash equivalents		—		4,490
Cash and cash equivalents at beginning of period		—		—

Cash and cash equivalents at end of period	Ps.	—	Ps.	4,490

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Contribution of inventory from joint venture partner	Ps.	13,518	Ps.	—
Purchase of inventory and fixed assets from joint venture partner via a related party payable	Ps.	26,942	Ps.	2,863

See accompanying notes to financial statements.

IMPCO BRC DE MEXICO, S.A. de C.V.

Notes to Financial Statements

(Information as of December 31, 2004 is unaudited)

1. Summary of Significant Accounting Policies

(a) Basis of presentation and description of the business—IMPCO BRC de Mexico, S.A. de C.V., which we refer to as “IBMexicano” or the Company, was established as a joint venture between IMPCO Technologies, Inc. (“IMPCO”) and Clean Fuels USA, Inc. (“CFUSA”) on December 30, 2004. IMPCO contributed approximately US$1.2 million of inventory assets from its wholly-owned subsidiary, Grupo IMPCO Mexicano, S. de R.L. de C.V. (“GIM”). In March 2006, IMPCO and CFUSA mutually agreed to dissolve and liquidate IBMexicano. The Company closed its facility on June 8, 2006 and expects to liquidate its assets prior to the end of 2006.

IBMexicano formerly manufactured and supplied alternative fuel products and systems to the transportation, industrial and power generation industries to the Mexican market. The Company’s components and systems control the pressure and flow of gaseous alternative fuels, such as propane and natural gas used in internal combustion engines.

(b) Cash and cash equivalents—The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

(c) Inventories—IBMexicano values its inventories at the lower of cost or market value. Cost is determined by the average cost method while market value is determined by replacement cost for raw materials and parts and net realizable value for work-in-process and finished goods.

(d) Equipment and leasehold improvements—Equipment and leasehold improvements are stated on the basis of historical cost. Depreciation of equipment is provided using the straight-line method over the assets’ estimated useful lives, ranging from three to seven years. Amortization of leasehold improvements is provided using the straight-line method over the shorter of the assets’ estimated useful lives or the lease terms. Depreciation expense in 2005 was approximately Ps. 2,635,000 and included accelerated amortization of leasehold improvements of Ps. 2,244,000.

Property and equipment consists of the following (in thousands of Mexican pesos):

	December, 31 2004		December, 31 2005
	(Unaudited)
Dies, molds and patterns	Ps.	56	Ps.	—
Machinery and equipment		426		—
Office furnishings and equipment		583		358
Automobiles and trucks		56		381
Leasehold improvements		2,244		—

		3,365		739
Less: accumulated depreciation and amortization		—		(101)

Net equipment and leasehold improvements	Ps.	3,365	Ps.	638

(e) Revenue recognition—Revenue is recognized when title is transferred, when products are shipped, and when management is reasonably assured of collectibility. Also, in accordance with Emerging Issues Task Force No. 00-10 (EITF 00-10), Accounting for Shipping and Handling Fees and Costs, the Company includes the costs of shipping and handling, when incurred, in cost of goods sold.

(f) Allowance for doubtful accounts—The Company maintains provisions for uncollectible accounts for estimated losses resulting from the inability of its customers to remit payments. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon its historical experience and any specific customer collection issues that have been identified. Accounts balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered.

(g) Impairment of assets—Impairment losses are recorded on assets used in operations when an indicator of impairment (significant decrease in market value of an asset, significant change in extent or manner in which the asset is used or significant physical change to the asset) is present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In March 2006, the Company commenced liquidation and, as a result, recorded impairment losses on its assets during the year ended December 31, 2005 (see note 5).

IMPCO BRC DE MEXICO, S.A. de C.V.

Notes to Financial Statements—(continued)

(Information as of December 31, 2004 is unaudited)

(h) Use of estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(i) Income taxes—The Company uses the asset and liability method to account for income taxes, which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the differences between the basis recognized in the financial statements and tax returns. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In the preparation of its financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, property, plant and equipment and losses for tax and accounting purposes. These differences result in deferred tax assets, which include tax loss carry-forwards, and liabilities, which are included within the balance sheet. The Company then assesses the likelihood of recovery of the deferred tax assets from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. To the extent a valuation allowance is established or increased in a period, the Company includes an expense within the tax provision of the statement of operations.

2. Inventory, Net

(in thousands of Mexican pesos)	December, 31 2004		December, 31 2005
	(Unaudited)
Raw materials	Ps.	—	Ps.	—
Work in progress		—		—
Finished goods		37,095		22,054

Total inventory		37,095		22,054
Inventory valuation reserve		—		(13,500)

Inventory, net of reserve	Ps.	37,095	Ps.	8,554

3. Income Taxes

The provision for income taxes consists of the following (in thousands of Mexican pesos):

	Years Ended December 31,
	2004		2005
	(Unaudited)
Current:
Federal	Ps.	—	Ps.	—

		—		—
Deferred:
Federal		—		(6,844)
Change in Valuation Allowance		—		6,844

		—		—

Total provision (benefit)	Ps.	—	Ps.	—

The Company incurred losses in 2005 and has a deferred tax asset for the net operating loss carryforward. The Company determined that more likely than not the deferred tax asset would not be recovered in the future. As a result, the Company recorded a full valuation allowance against the deferred tax asset.

A reconciliation of income taxes computed at the federal statutory income tax rate to income taxes reported in the statements of operations as follows:

	Year Ended December 31,
	2004	2005
	(Unaudited)
Federal statutory income tax rate	—%	30.0%
Valuation Allowance	—	(30.0)
Other	—	—

Effective tax rate	—%	—%

IMPCO BRC DE MEXICO, S.A. de C.V.

Notes to Financial Statements—(continued)

(Information as of December 31, 2004 is unaudited)

4. Commitments and Contingencies

(a) Leases

The Company had operating leases for facilities. The lease term ended on March 2006 and thereafter the Company has been on a month-to-month contract with rent payments of approximately Ps. 200,000 per month.

Total rental expense under the operating lease for 2005 was approximately Ps. 1,065,000.

(b) Employee severance

See note 8.

5. Impairment Loss on Long-Lived Assets, Inventory and Receivable Reserves and Write-Off of Other Assets

On March 15, 2006, IMPCO and CFUSA mutually agreed to dissolve and liquidate IBMexicano. The Company closed its operations in Mexico on June 8, 2006 and expects to liquidate its assets by the end of the second quarter of 2006. Cash proceeds, or net realizable value, from this closure will be used to settle its liabilities.

As a result of the planned liquidation, the Company recorded in 2005 approximately Ps. 966,000 in asset impairment losses related to the write-down of fixed assets, which consisted primarily of machinery and equipment and office furnishing and equipment, to their net realizable value since they will be liquidated or scrapped. In addition, the Company also recorded a write-off of approximately Ps. 3,622,000 in other current assets primarily related to non-recoverability of VAT receivable and amortization of prepaid expense, included with selling, general and administrative expenses. Additional inventory reserves of Ps. 13,500,000 are included in the cost of revenue because the Company sold these inventories at a loss in 2006. The Company recorded approximately Ps. 1,328,000 in additional allowance for doubtful accounts included with selling, general and administrative expenses based on expected collections of the receivable balances.

6. Related Party Transactions

In 2004, the Company purchased inventory and fixed assets with a value of approximately Ps. 26,942,000, with related value added tax of approximately Ps. 4,910,000, from GIM. In 2005, IBMexicano purchased inventory from IMPCO, GIM and BRC SrL of approximately Ps. 49,346,000, Ps. 3,588,000 and Ps. 120,000, respectively.

The following table sets forth amounts that are included within the captions noted on the balance sheets at December 31, 2004 and 2005 representing related party transactions with the Company (in thousands of Mexican pesos):

	At December 31,
	2004		2005
	(Unaudited)
Current Receivables:
GIM (a)	Ps.	—	Ps.	1,615
WMTM Equipamento de Gases Ltd (b)		—		22

	Ps.	—	Ps.	1,637
Current Payables:
GIM (a)	Ps.	31,852	Ps.	22,762
IMPCO (c)		—		1,152

	Ps.	—	Ps.	23,914

(a)	GIM is a wholly-owned subsidiary of IMPCO.

IMPCO BRC DE MEXICO, S.A. de C.V.

Notes to Financial Statements—(continued)

(Information as of December 31, 2004 is unaudited)

(b)	WMTM Equipamento de Gases Ltd. is 50% owned by BRC SrL. which is a wholly-owned subsidiary of IMPCO.

(c)	IMPCO is a 50% joint venture partner of IBMexicano.

7. Supplementary Cash Flow Information

Interest and income taxes paid for 2003, 2004 and 2005 are as follows (in thousands of Mexican pesos):

	Year Ended December 31,
	2003		2004		2005
	(Unaudited)		(Unaudited)
Interest paid	Ps.	—	Ps.	—	Ps.	19
Taxes paid (including value added tax)	Ps.	—	Ps.	—	Ps.	147

8. Subsequent Event

Subsequent to year end, the Company entered into an agreement with 7 employees to pay severance in the amount of 4 months of their salary. The amount is approximately Ps. 381,000 and was recorded to accrued expenses in the first quarter of 2006. These employees are required to work until the operations are closed in June 2006 in order to receive their severance benefits.

On March 15, 2006, IMPCO and CFUSA mutually agreed to dissolve and liquidate IBMexicano. On June 8, 2006, the Company closed its facility and expects to liquidate its assets prior to the end of 2006.