Form 10-Q
period 2006-06-30
IMPCO TECHNOLOGIES INC
filed 2006-08-09
CIK 790708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Number of shares outstanding of each of the issuer’s classes of common stock, as of August 2, 2006:
30,237,969 shares of Common Stock, $0.001 par value per share.

IMPCO TECHNOLOGIES, INC.

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMPCO TECHNOLOGIES, INC.
 CONDENSED CONSOLIDATED BALANCE SHEETS
 (In thousands, except share data)

	December 31, 2005	June 30, 2006
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,110	$17,621
Accounts receivable less allowance for doubtful accounts of $3,194 and $3,577	37,447	49,585
Inventories:
Raw materials and parts	22,349	32,759
Work-in-process	1,256	1,934
Finished goods	9,926	18,513
Total inventories	33,531	53,206
Other current assets	4,475	4,359
Related party receivables	3,306	2,262
Total current assets	105,869	127,033
Equipment and leasehold improvements:
Dies, molds and patterns	7,196	7,581
Machinery and equipment	16,599	17,920
Office furnishings and equipment	9,818	8,281
Automobiles and trucks	1,043	1,206
Leasehold improvements	3,649	5,031
	38,305	40,019
Less accumulated depreciation and amortization	24,231	23,437
Net equipment and leasehold improvements	14,074	16,582
Goodwill	36,338	38,119
Deferred tax assets, net	1,097	1,258
Intangible assets, net	11,009	10,755
Investment in affiliates	1,387	1,208
Other assets	3,501	2,324
Non-current related party receivable	3,570	3,502
Total Assets	$176,845	$200,781

See accompanying notes to condensed consolidated financial statements

IMPCO TECHNOLOGIES, INC.
 CONDENSED CONSOLIDATED BALANCE SHEETS
 (In thousands, except share data)

	December 31, 2005	June 30, 2006
		(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,427	$47,680
Accrued payroll obligations	5,247	4,706
Other accrued expenses	12,589	12,277
Current revolving lines of credit	6,248	1,451
Current maturities of other loans	2,634	2,984
Current maturities of capital leases	278	314
Deferred tax liabilities	1,921	1,672
Related party payables	4,925	6,194
Total current liabilities	68,269	77,278

Term loans	7,688	6,884
Capital leases	774	884
Other liabilities	3,679	4,114
Minority interest	3,152	3,094
Deferred tax liabilities	4,997	4,842
Total liabilities	88,559	97,096
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 500,000 shares; none issued and outstanding at December 31, 2005 and June 30, 2006	—	—
Common stock, $0.001 par value, authorized 100,000,000 shares 28,902,791 issued and outstanding at December 31, 2005 and 30,016,087 issued and outstanding at June 30, 2006	29	30
Additional paid-in capital	192,055	197,449
Shares held in treasury	(616)	(520)
Accumulated deficit	(101,560)	(96,583)
Accumulated other comprehensive income (loss)	(1,622)	3,309
Total stockholders’ equity	88,286	103,685
Total Liabilities and Stockholders’ Equity	$176,845	$200,781

See accompanying notes to condensed consolidated financial statements

IMPCO TECHNOLOGIES, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Revenue	$48,605	$57,159	$73,610	$113,240
Costs and expenses:
Cost of revenue	37,228	44,350	56,292	84,748
Research and development expense	2,674	1,993	4,015	4,120
Selling, general and administrative expense	6,093	5,853	12,802	12,142
Amortization of intangible assets	—	460	—	899
Acquired in-process technology	—	—	75	—
Total costs and expenses	45,995	52,656	73,184	101,909
Operating income	2,610	4,503	426	11,331
Other income (expense), net	1,077	(905)	979	(1,135)
Interest expense, net	(123)	(126)	(380)	(270)
Income before income taxes and equity share in income of unconsolidated affiliates	3,564	3,472	1,025	9,926
Equity share in income (loss) of unconsolidated affiliates	(58)	219	852	446
Income tax expense	(2,040)	(2,020)	(2,367)	(4,710)
Income (loss) before minority interests	1,466	1,671	(490)	5,662
Minority interest in income of consolidated subsidiaries	294	393	519	685
Net income (loss)	$1,172	$1,278	$(1,009)	$4,977
Net income (loss) per share:
Basic	$0.04	$0.04	$(0.04)	$0.17
Diluted	$0.04	$0.04	$(0.04)	$0.17

Number of shares used in per share calculation:
Basic	28,586	29,510	25,164	29,272
Diluted	28,847	30,515	25,164	30,106

See accompanying notes to condensed consolidated financial statements

IMPCO TECHNOLOGIES, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
 (Unaudited)

	Six Months Ended June 30,
	2005	2006
Net (loss) income	(1,009)	4,977

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Provision for doubtful accounts	51	318
Provision for inventory reserve	638	266
Equity pickup in unconsolidated affiliates	(852)	(446)
Minority interest	519	686
Unrealized (gain) loss on foreign exchange	(919)	1,088
Loss on disposal of asset	76	30
Depreciation and amortization	2,658	2,978
Stock-based compensation expense	1,773	531
Acquired in-process technology	75	—
Decrease (increase) in accounts receivable	615	(10,535)
Decrease in other receivable	180	226
Increase in inventory	(2,968)	(18,160)
Decrease in other current assets	178	1,185
(Decrease) increase in accounts payable	(4,751)	11,195
Increase (decrease) in accrued expenses	3,300	(2,161)
Decrease in other assets	111	825
(Decrease) increase in other liabilities	(400)	1,682
Dividends from unconsolidated affiliates	—	734
Decrease in deferred income taxes	—	(567)
Net cash used in operating activities	(725)	(5,148)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(1,796)	(3,403)
Business acquisition cost—BRC, net of cash acquired	(9,417)	—
Net cash used in investing activities	(11,213)	(3,403)

Cash flows from financing activities:
Decrease in revolving line of credit	(1,617)	(4,797)
Payments on term loans	(2,380)	(1,027)
Proceeds from exercise of stock options and warrants	433	4,864
(Acquisition) sale of common shares held in trust	(86)	96
Payment of capital lease obligations	(23)	(178)
Proceeds from issuance of common stock	24,147	—
Dividends paid to minority interests in consolidated subsidiaries	—	(743)
Net cash provided by (used in) financing activities	20,474	(1,785)
Net increase (decrease) in cash	8,536	(10,336)
Effect of exchange rate changes on cash	(595)	847
Net increase (decrease) in cash and cash equivalents	7,941	(9,489)
Cash and cash equivalents at beginning of period	8,418	27,110

Cash and cash equivalents at end of period	$16,359	$17,621

`
See accompanying notes to condensed consolidated financial statements.

IMPCO TECHNOLOGIES, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
 (Unaudited)

	Six Months Ended June 30,
	2005	2006
Supplemental disclosure of cash flow information:
Non-cash financing activities:
Issuance of 5,098,284 shares of common stock in connection with BRC acquisition at a price of $5.74	$29,264	$—
Acquisition of equipment under capital lease	$30	$323

See accompanying notes to condensed consolidated financial statements.

IMPCO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

 1. Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and the results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The condensed consolidated financial statements of IMPCO Technologies, Inc., which we refer to as IMPCO, or the Company, as of June 30, 2006 include the accounts of the Company and its wholly owned subsidiaries B.R.C. Societá a Responsabilitá Limitata, which we refer to as BRC, IMPCO Technologies Fuel Systems, Pty. Limited, which we refer to as IMPCO Australia, IMPCO Tech Japan K.K., which we refer to as IMPCO Japan and Grupo I.M.P.C.O. Mexicano, S. de R.L. de C.V., which we refer to as IMPCO Mexicano, its 51%-owned subsidiary IMPCO-BERU Technologies B.V., which we refer to as IMPCO BV and its 50% share in joint ventures Minda IMPCO Limited which we refer to as MIL and IMPCO-BRC Mexicano, which we refer to as IBMexicano. In March 2006, the Company and its 50% joint venture partner agreed to dissolve and liquidate IBMexicano. IBMExicano closed its facility on June 8, 2006 and expects to complete the process of liquidating its assets by the end of 2006. In addition, the Company converted its joint venture in Minda Impco Limited, which we refer to as MIL, into a distributorship and sold its 50% share to the other 50% owner in April 2006 for immaterial consideration. On March 31, 2005, the Company had completed the acquisition of the remaining 50% of BRC, and, accordingly, the Company had consolidated the balance sheet of BRC as of March 31, 2005 and the statement of operations beginning with the quarter ended June 30, 2005. The Company had used the equity method to recognize its share in the net earnings or losses of BRC during the first quarter of 2005, its share in the net losses of IBMexicano during all of 2005 and the first and second quarter 2006 and its share in the net losses of MIL during all of 2005 and January through April 2006 in the consolidated statement of operations. The following table details the Company’s ownership interests and methods of accounting for its various international affiliates:

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

On June 27, 2006, the board of directors of IMPCO executed the Agreement and Plan of Reorganization (the “Agreement”) by and among IMPCO, Fuel Systems Solutions, Inc., a newly formed Delaware corporation (“Fuel Systems Solutions”), and IMPCO Merger Sub, Inc., a Delaware corporation formed solely for the purpose of consummating the reorganization. The Agreement, which is subject to the approval of holders of a majority of the outstanding common stock of IMPCO at the IMPCO’s annual stockholders meeting currently scheduduled for August 23, 2006, contemplates a reorganization of IMPCO’s capital structure into a holding company structure, pursuant to which (1) IMPCO will contribute 100% of its holdings of the capital stock of BRC to Fuel Systems Solutions; (2) IMPCO will ultimately become a wholly owned subsidiary of Fuel Systems Solutions; and (3) the stockholders of IMPCO will exchange all of their shares of IMPCO for shares of Fuel Systems Solutions, as described in greater detail below. The effectiveness of the Agreement is also contingent upon Nasdaq’s approval of the listing of Fuel Systems Solutions’ common stock under a new trading symbol “FSYS” on the Nasdaq Global Market.

IMPCO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
JUNE 30, 2006

The reorganization is intended to enhance the company’s ability to promote greater management accountability, corporate and individual performance, customer and supplier relationships and growth initiatives. As part of the proposed reorganization, IMPCO and BRC will become wholly owned subsidiaries of Fuel Systems Solutions. Stockholders of IMPCO will receive one whole share of common stock of Fuel Systems Solutions in exchange for every two shares of IMPCO common stock owned at the time of the reorganization. Stockholders will receive cash for any fractional shares held equal to a proportionate interest in the gross proceeds of the sale on Nasdaq of the aggregate fractional shares.

All outstanding warrants to purchase IMPCO common stock will become warrants to purchase one whole share of Fuel Systems Solutions’ common stock for every two shares of IMPCO common stock subject to such warrant terms, with any fractional shares being treated in accordance with the warrant terms. All outstanding options to purchase IMPCO common stock will become options to purchase one whole share of Fuel Systems Solutions’ common stock for every two shares of IMPCO common stock subject to such option, with any fractional shares rounded-up to the nearest whole number. The exercise price of the warrants and options following the reorganization will be equal to twice the exercise price of such option and warrant, respectively, immediately prior to the reorganization.

IMPCO and Fuel Systems Solutions filed a proxy statement/prospectus with the SEC which describes the reorganization transaction in detail The proxy statement/prospectus has been declared effective and mailed to the stockholders of IMPCO. Stockholders of IMPCO are urged to read the proxy statement/prospectus and the other relevant materials because they contain important information about IMPCO, Fuel Systems Solutions and the proposed reorganization. The proxy statement/prospectus and other relevant materials, and any other documents filed by IMPCO or FSS with the SEC, may be obtained free of charge at the SEC’s web site at www.sec.gov.

No financial statements for Fuel Systems Solutions are included in the accompanying condensed consolidated financial statements since Fuel Systems Solutions has no assets or liabilities as of June 30, 2006.

The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the twelve months ended December 31, 2006, or for any future period. Certain prior period amounts have been reclassified to conform to the current period presentation.

Recent Accounting Standards

In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement methodology to recognize and measure an income tax position taken, or expected to be taken, in a tax return. The evaluation of a tax position is based on a two-step approach. The first step requires an entity to evaluate whether the tax position would “more likely than not,” be sustained upon examination by the appropriate taxing authority. The second step requires the tax position be measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. In addition, previously recognized benefits from tax positions that no longer meet the new criteria would be derecognized. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) in the period of adoption. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company plans to adopt FIN 48 on January 1, 2007. The Company is currently evaluating FIN 48 and the impact it may have on its results of consolidated operations and financial condition.

IMPCO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
JUNE 30, 2006

2. Debt Payable

The Company’s debt payable is summarized as follows (in thousands):

	December 31, 2005	June 30, 2006 (unaudited)
(a) Revolving promissory note - LaSalle Business Credit, LLC	$6,248	$—
(b) Revolving lines of credit - various Italian banks	—	1,451
(c) Term loan - Unicredit Banca Medio Credito S.p.A.	9,428	8,785
(d) Term loan - Italian Ministry of Industry	779	754
(e) Other loans	115	329
(f) Capital leases	1,052	1,198
	17,622	12,517
Less: current portion	9,160	4,749
Non-current portion	$8,462	$7,768

(a) Senior Credit Facility—LaSalle Business Credit, LLC

On July 18, 2003, the Company entered into a revolving senior credit facility with LaSalle Business Credit, LLC for a maximum amount of $12.0 million bearing interest at a rate per annum of prime plus 1%. On March 29, 2005, the Company and LaSalle mutually agreed to reduce the maximum borrowing amount under the senior credit facility to $9.0 million and extended the loan agreement one additional year to July 18, 2007. The Company’s availability under this facility is determined by a percentage of eligible accounts receivable and inventory balances as defined by the asset-based lending agreement. As of June 30, 2006, no amount was outstanding under the senior credit facility and approximately $7.1 million was unused and available. The interest rate under the senior credit facility, was 8.25% at December 31, 2005 and 9.25% at June 30, 2006. Approximately, $0.1 million and $0.2 million, respectively, were recognized as interest expense in the three and six months ended June 30, 2006. At June 30, 2006, the Company was in default for not meeting certain financial measurement covenants at the end of the second quarter of 2006. On August 2, 2006, the Company obtained a waiver of its defaults for the second quarter of 2006 and amended certain covenants to provide that the Company would maintain U.S. minimum pre-tax income of not less than $2.8 million, $3.5 million, and $1.4 million for three consecutive fiscal quarters ending June 30, 2006, September 30, 2006 and December 31, 2006, respectively. In addition, the Company and LaSalle agreed that as long as no event of default has occurred or is continuing and the Company’s average excess availability under the senior credit facility is $2.5 million or greater, the U.S. minimum pre-tax income covenant and the U.S. consolidated group minimum tangible net worth covenant will not be measured during that quarter.

(b) Revolving lines of Credit - Various Italian Banks

BRC has lines of commercial credit secured by customer account receivable drafts with four different Italian banks. The total amount available for borrowing under these lines of credit was $9.0 million at June 30, 2006 (using the exchange rate as of that date), of which $1.5 million was outstanding. The annual interest rate under each of these lines of credit is based on three-month EURIBOR plus 1% which was 4.1% at June 30, 2006. These lines of credit are callable on demand.

In addition, at June 30, 2006, BRC had unsecured lines of credit with the same four Italian banks providing for availability of approximately $1.5 million (using the exchange rate as of that date), with no borrowings outstanding. The annual interest rate under each of these lines of credit is based on three-month EURIBOR plus 4% which was 7.1% at June 30, 2006. These lines of credit are also callable on demand.

(c) Term Loan - Unicredit Banca Medio Credito S.p.A.

On December 2, 2004, MTM entered into a five-year unsecured loan agreement with Unicredit Banca Medio Credito S.p.A. of Italy in which MTM received approximately $13.6 million based on the December 31, 2004 exchange rate of $1.36 to the euro. The proceeds for the loan were used for working capital purposes and contributed towards the $22.0 million loaned to IMPCO on December 23, 2004. The payment terms are such that MTM will pay approximately $0.6 million on a quarterly basis throughout the term of the loan and interest based on the three-month EURIBOR rate plus 1% per annum, which was 4.1% at June 30, 2006. At June 30, 2006, the amount outstanding was $8.8 million. The loan agreement requires that MTM maintain a debt to equity ratio of less than 0.80 and MTM is not allowed to remit dividends based on income for the years 2004 and 2005 during the term of the term loan agreement. The amount of income restricted for 2005 amounted to $5.6 million. In addition, MTM is required to maintain net assets of at least $24 million. At June 30, 2006, MTM was in compliance with these requirements.

IMPCO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
JUNE 30, 2006

(d) Term Loans - Italian Ministry of Industry

In 1998 and 2002, BRC entered into unsecured loan agreements with the Italian Ministry of Industry for the purpose of funding the acquisition of property, plant and equipment and research and development expenditures. The 1998 loan was paid off in January 2006. The 2002 loan is repayable through annual installments through 2011 at a subsidized rate of 3.25%. At June 30, 2006, approximately $0.8 million was owed under these agreements.

(e) Other loans

In April and June of 2005, the Company financed, through a third-party lender, certain insurance policies for a total of approximately $0.9 million, which are payable within a year from the date of financing. These loans were paid off in March 2006. In June of 2006, the Company again financed, through a third-party lender, certain insurance policies for a total of approximately $0.5 million, which are payable within a year from the date of financing. At June 30, 2006, the balance of these outstanding loans totaled approximately $0.3 million bearing an annual interest rate of 7.4%.

(f) Capital leases

Capital leases consist primarily of equipment leases for the U.S. operations, which added approximately $0.3 million to capital leases in the first half of 2006.

(g) Term Loan—MTM SrL

On December 23, 2004 the Company entered a loan agreement with MTM pursuant to which it borrowed $22.0 million the “MTM Loan”). The loan proceeds were used to retire all debts and related obligations the Company had incurred pursuant to a Securities Purchase Agreement dated July 18, 2003 with Bison Capital Structured Equity Partners, LLC. The MTM Loan carries an interest rate equal to three-month EURIBOR plus 1.5% per annum, which was approximately 4.6% at of June 30, 2006. The MTM Loan matures on December 31, 2009 and will be repaid in quarterly installments beginning April 1, 2005, each payment in the amount of not less than $0.65 million in the first two years, $0.8 million in the third year, $1.0 million in the fourth year and $1.15 million in the final year, with a $5.0 million “balloon payment” of the remaining unpaid principal due on December 31, 2009 along with any unpaid interest. This loan may be accelerated in the event that any payment is not made within 15 days of the date when due, if the employment of Mariano Costamagna, the Company’s Chief Executive Officer, is terminated for any reason (with certain exceptions for termination upon Mr. Costamagna’s death), if the Company materially breaches his employment agreement or upon written notice of any other default under the agreement. Also, Mariano Costamagna and Pier Antonio Costamagna have guaranteed the MTM Loan. In return for Messrs. Costamagnas’ guarantee, the Company has pledged its equity interest in BRC as collateral in the event the guarantee is utilized. If the Company fails to perform the terms of the MTM loan and Messrs. Costamagna are required to fulfill their guarantees, Messrs. Costamagna may require the Company to reimburse them for their payments as guarantors, or they may take possession of the Company’s equity interest in BRC, or both. If Messrs. Costamagna were to take possession of the BRC equity interest in total or partial satisfaction of their rights under the pledge agreement, the Company would lose its rights to participate in BRC’s earnings and assets. This would have a material adverse effect upon the Company’s earnings and the Company’s financial position.

The MTM Loan agreement contains restrictive covenants limiting the Company’s ability to: (a) incur additional indebtedness other than unsecured trade credit, capital leases and additional indebtedness pursuant to the senior credit facility with LaSalle; (b) merge, consolidate or sell the Company’s assets; (c) purchase, retire or redeem the Company’s capital stock; and (d) make capital expenditures in excess of $2.5 million in any fiscal year. The Company was compliant with the covenants in the MTM loan and other related terms and conditions. On August 2, 2006, the Company agreed with MTM to amend the MTM loan covenants such that we are permitted to make capital expenditures not to exceed $5.0 million for the fiscal year ending December 31, 2006 and $3.0 million per fiscal year thereafter. For purposes of balance sheet presentation, the June 30, 2006 outstanding balance of $18.8 million has been eliminated upon consolidation of BRC financial statements with those of IMPCO.

IMPCO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
JUNE 30, 2006

Derivative Financial Instruments

On January 5, 2005, the Company’s then 50% owned affiliate, BRC, initiated a foreign exchange forward contract for the purpose of hedging against foreign currency devaluations that might occur in the future between the euro and the U.S. dollar in connection with the $22.0 million loan entered into on December 22, 2004 between IMPCO and MTM, a subsidiary of BRC. This hedging agreement was not designed to hedge the unrealized foreign exchange gains and losses due to foreign currency movements that occur from time to time that could impact the our consolidated financial results either favorably or unfavorably. The Company concluded that this agreement did not meet the requirements for hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Accordingly, the Company recognized gains of approximately $0.3 million and $0.4 million, respectively, for the three and six months ended June 30, 2006, which are classified on the condensed consolidated statements of operations as part of other income (expense), net. The Company has recorded the fair value of this derivative, which amounted to a $0.2 million liability at June 30, 2006.

The MTM loan agreement will be settled in U.S. dollars. MTM, an Italian company, records transactions on its books using the euro as its reporting currency. BRC records the foreign exchange effect of carrying the MTM loan on its books, as well as other assets and liabilities to be settled in a currency other than the euro, even though this loan was being eliminated for financial reporting purposes beginning with the balance sheet at March 31, 2005. For the six months ended June 30, 2006, the Company recognized a foreign exchange loss of approximately $1.4 million in other expense, and for the six months ended June 30, 2005, the Company recognized income of approximately $0.6 million in equity in earnings from unconsolidated subsidiaries and a foreign exchange gain of approximately $0.7 million in other income for a total foreign exchange gain of approximately $1.3 million.

3. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Numerator:
Net income (loss)	$1,172	$1,278	$(1,009)	$4,977
Denominator:
Denominator for basic earnings per share - weighted average number of shares	28,586	29,510	25,164	29,272
Effect of dilutive securities:
Employee stock options	150	738	—	598
Warrants	111	267	—	236
Dilutive potential common shares	28,847	30,515	25,164	30,106
Net income (loss) per share:
Basic net income (loss)	$0.04	$0.04	$(0.04)	$0.17
Diluted net income (loss)	$0.04	$0.04	$(0.04)	$0.17

For the six months ended June 30, 2006, options to purchase approximately 22,306 shares of common stock were excluded from the computation of diluted net income per share, as the effect would be anti-dilutive. For the six months ended June 30, 2005, options to purchase 3,395,856 shares of common stock and warrants to acquire 775,000 shares of common stock were excluded from the computation of diluted net income per share, as the effect would be anti-dilutive.

IMPCO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
JUNE 30, 2006

4. Comprehensive Income

The components of comprehensive income for the three and six months ended June 30, 2005 and 2006 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Net income (loss)	$1,172	$1,278	$(1,009)	$4,977
Foreign currency translation adjustment	(1,616)	3,373	(2,021)	4,931
Comprehensive (loss) income	$(444)	$4,651	$(3,030)	$9,908

5. Business Segment Information

Business Segments.    The Company previously presented its operations in three business segments: U.S. Operations, International Operations and BRC Operations. On June 27, 2006, the board of directors of IMPCO executed the Agreement and Plan of Reorganization such that IMPCO and BRC will become separate, stand-alone operating entities and wholly owned subsidiaries of Fuel Systems (see note 1). The reorganization, which is subject to the approval of holders of a majority of the outstanding common stock of IMPCO, is expected to be effected if approved during the third quarter of 2006. Therefore, the Company’s management believes that presentation of its results in two business segments, IMPCO operations and BRC operations, is more appropriate based on management’s view of the Company going forward.

Under our new system of reporting operations, IMPCO Operations manufacture and sell products for use primarily in the industrial market through its U.S. and foreign facilities and distribution channels, including complete certified engines, fuel systems, parts and conversion systems, for applications in the transportation, material handling, stationary and portable power generator and general industrial markets. This new operating segment is a combination of our previously-reported U.S. Operations and International Operations segments. BRC Operations manufacture and sell products for use primarily in the transportation market through its foreign facilities and distribution channels. Corporate expenses consist of general and administrative expenses at the corporate level, which will become the Fuel Systems Solutions level after the reorganization. Intercompany sales between IMPCO Operations and BRC Operations have been eliminated in the results reported.

Financial Information by Business Segment.    Revenue and operating income for the Company’s business segments for the three and six months ended June 30, 2005 and 2006 (in thousands) with 2005 data reclassified to reflect our new presentation of operating segments:

	Revenue Three Months Ended June 30,		Revenue Six Months Ended June 30,
	2005	2006	2005	2006
IMPCO Operations (1)	$27,604	$26,135	$52,609	$51,715
BRC Operations (2)	21,001	31,024	21,001	61,525
Total	$48,605	$57,159	$73,610	113,240

	Operating Income Three Months Ended June 30,		Operating Income Six Months Ended June 30,
	2005	2006	2005	2006
IMPCO Operations (1)	$1,888	$3,195	$4,539	$7,547
BRC Operations (2) (3)	2,948	3,642	2,948	9,014
Corporate Expenses (4) (5)	(2,226)	(2,334)	(7,061)	(5,230)
Total	$2,610	$4,503	$426	$11,331

IMPCO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
JUNE 30, 2006

(1)	IMPCO Operations is a combination of our previously-reported U.S. Operations and International Operations segments.
(2)
The Company consolidated BRC’s income statement beginning April 1, 2005. During the three months ended March 31, 2005, IMPCO accounted for BRC on an equity basis and included its 50% share in BRC’s net income of approximately $1.3 million in IMPCO’s net loss.

(3)	Includes $0.1 million in-process R&D expense for the three months ended March 31, 2005 relating to the acquisition of BRC.
(4)	Represents corporate expense not allocated to any of the business segments.
(5)
For the six months ended June 30, 2005, includes $2.2 million for compensation, lifetime medical benefits and for modifications to previously granted stock option awards to two former executive officers of the Company (see note 9).

6. Income Taxes

During the six months ended June 30, 2006, the Company recognized approximately $4.8 million for income tax provision for its foreign operations representing a 44% effective tax rate.

For the U.S. entity, the Company recorded income tax provision of approximately $74,000, of which $39,000 related to foreign tax withholding for dividends received from the Company’s Netherlands subsidiary and $35,000 related to an increase in valuation allowance in consideration of goodwill temporary tax differences, included as part of deferred tax liabilities, that is not offset against the deferred tax asset in the determination of the required increase in the valuation allowance.  During the six months ended June 30, 2005, the Company recognized approximately $2.0 million for income tax provision for its foreign operations representing a 47% effective tax rate.

Pursuant to Internal Revenue Code Sec. 382 and 383, certain changes in the ownership structure (common stock issuances in the case of IMPCO) may partially or fully limit future use of net operating losses and tax credits available to offset future taxable income and future tax liabilities, respectively. At June 30, 2006, the Company evaluated the impact of Sec. 382 and 383 and determined that there was no impact on the current availability of net operating losses.

For the six months ended June 30, 2006 undistributed earnings of the Company’s foreign operations were approximately $6.2 million. Undistributed earnings, except for earnings arising from our 51% ownership interest in IMPCO BV, are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes has been provided thereon. Upon distribution of earnings in the form of dividends or otherwise, the Company would be subject to both United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

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

IMPCO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
JUNE 30, 2006

The acquisition of BRC was accounted for as a purchase in accordance with SFAS No. 142, Business Combinations, and accordingly, the results of operations of BRC since the date of acquisition are included in the accompanying condensed consolidated financial statements for IMPCO. The total purchase price for the initial and final 50% has been allocated to the underlying assets and liabilities based upon their estimated respective fair values at the date of acquisition. The Company has allocated the total purchase price to tangible assets acquired (aggregating approximately $61.8 million) and liabilities assumed (aggregating approximately $38.5 million), with the remaining consideration consisting of goodwill and identifiable intangible assets of approximately $42.9 million and determined that the value of acquired in-process research and development was approximately $0.1 million which was recorded to expense in the three months ended March 31, 2005.

 Pro Forma Consolidated Statement of Operations

The Company completed the purchase of the remaining 50% of BRC on March 31, 2005 and consolidated the March 31, 2005 balance sheet of BRC with the consolidated balance sheet of IMPCO. The Company consolidated the operating results and cash flows of BRC with the Company’s consolidated statements of operations and cash flows beginning on April 1, 2005. The following table sets forth unaudited pro forma financial information of the Company for the three months ended March 31, 2005, as if the BRC acquisition had occurred on January 1, 2005 instead of on March 31, 2005. The unaudited pro forma financial information is provided for informational purposes only and does not project the Company’s results of operations in any future period (in millions, except per share data):

Three Months Ended March 31, 2005
(unaudited)
Revenue	$44.2
Loss before cumulative effect of a change in accounting principle	$(1.3)
Basic and diluted loss per share	$(0.04)

8. Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Shares Held in Trust for Deferred Compensation Plan	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2005	28,902,791	$29	$192,055	(616)	$(101,560)	$(1,622)	$88,286
Net income	—	—	—	—	4,977	—	4,977
Foreign currency translation adjustment	—	—	—	—	—	4,931	4,931
Issuance of common stock upon exercise of stock options and warrants	1,113,296	1	4,863	—	—	—	4,864
Amortization of compensation expense related to stock options	—	—	531	—	—	—	531
Shares held in trust for deferred compensation plan, at cost	—	—	—	96	—	—	96
Balance, June 30, 2006	30,016,087	$30	$197,449	(520)	$(96,583)	$3,309	$103,685

During the first half of 2006, 1,065,784 shares of common stock were issued from the exercise of stock options and 20,000 shares of common stock were issued from the exercise of warrants at an average price of $4.53 and $2.61, respectively, with proceeds to the Company of approximately $4.8 million and $0.1 million, respectively. In addition, 27,512 shares of common stock were issued from the exercise of warrants for which 46,784 vested warrant shares were tendered for the exercise price in lieu of cash, and were subsequently cancelled.

IMPCO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
JUNE 30, 2006

9. Stock-Based Compensation

The Company has ten stock option plans that provide for the issuance of options to key employees and directors of the Company at the fair market value at the time of grant. Options under the plans generally vest in four or five years and are generally exercisable while the individual is an employee or a director, or ordinarily within one month following termination of employment. In no event may options be exercised more than ten years after date of grant. Of the ten stock option plans, one has expired and shares can no longer be granted under that plan although shares outstanding under this plan can be exercised until they expire or are cancelled. As of June 30, 2006, an aggregate of 727,983 shares were available for future grants under all of the plans. At the Company’s Augut 23, 2006 stockholders meeting, the Company is seeking stockholder approval of the 2006 Incentive Bonus Plan, providing for restricted stock awards of up to 800,000 shares in addition to cash awards. If the 2006 plan is approved by stockholders, the Company does not intend to grant any of the options available for future grant under its existing plans.

During the first quarter of 2005, the Company determined that the anticipated responsibilities and duties of a currently and continuously employed consultant (the former CEO) of the Company would not be significant or sufficient enough to justify the continued recognition of the employee’s compensation costs over the remaining two-year term of the employee’s current employment and consulting agreement. The Company extended the term of exercisability of the stock options to purchase approximately 1.1 million shares of the Company’s common stock currently held by the former executive and recognized compensation expense of approximately $1.4 million for accounting purposes in the first quarter of 2005 for the modification of option terms. The Company also extended the term of exercisability of stock options previously granted to a former vice president and chief operating officer for international operations of the Company whose current duties and responsibilities as an executive advisor would not be significant or sufficient enough to justify the scheduled vesting of his remaining stock options to purchase 155,000 shares of the Company’s common stock over the remaining term of his employment agreement, which expired March 6, 2006. As a result, the Company recognized compensation expense included in selling, general and administrative expenses of approximately $0.4 million in the first quarter of 2005 for the modification of option terms. Expense related to the outstanding stock options held by the former CEO was determined using the intrinsic value method, in accordance with APB Opinion No. 25, and the closing price of the Company’s stock as of March 11, 2005 of $6.20 per share. The Company applied the intrinsic value method to the stock options held by a former vice president and chief operating officer based on the closing price of the Company’s stock as of January 5, 2005 of $7.19 per share. In total, during the first six months ended June 30, 2005, the Company recognized approximately $1.8 million in option expense related to these former executive officers. In addition, in the second quarter of 2005, the Company recognized approximately $14,000 in compensation expense included in selling, general and administrative expenses in connection with the extension of the exercise date by which the Company’s previous Chief Financial Officer could exercise his stock options upon his resignation on April 7, 2005.

Adoption of SFAS No. 123R

On January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective transition method as permitted by SFAS No. 123R and, accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123R.  This statement requires the Company to recognize grant date fair value of stock options and other equity-based compensation as expenses. The modified prospective transition method also requires that stock-based compensation expense be recorded for all awards granted prior to January 1, 2006, but not yet vested, based on the grant date fair-value as if the fair value method required for pro forma disclosure under SFAS No. 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. As SFAS No. 123R requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the six months ended June 30, 2006 has been reduced by estimated forfeitures based on historical trends of option forfeitures. The Company has recorded an incremental $0.5 million of stock-based compensation expense during the first half of 2006 as a result of the adoption of SFAS No. 123R.

Prior to adopting SFAS No. 123R, the Company presented all excess tax benefits, if any, resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS No. 123R requires cash flows resulting from excess tax benefits to be classified as a financing activity. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits as a result of adopting SFAS No. 123R in the six months ended June 30, 2006 because the Company currently does not have taxable income in the United States and has provided a full valuation allowance on its U.S. deferred tax assets.

SFAS No. 123R requires the use of a valuation model to calculate the fair value of stock-based awards.  The Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates.  The expected volatility is based on the historical daily volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur and other relevant factors including implied volatility in market traded options on the Company’s common stock. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees. The Company uses a straight line amortization model to record expenses under this Statement.

IMPCO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
JUNE 30, 2006

The fair value of the Company’s stock options granted to employees was estimated using the following assumptions:

Expected dividend yield	0.0%
Expected volatility	68.8% - 89.1%
Risk free interest rate	2.63% - 5.07%
Expected life of the option (in years)	6.8

Stock-based compensation expense was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Cost of revenue	$-	$1	$-	$6
Research and development expense	-	28	-	57
Selling, general and administrative expense	14	274	1,773	468
	$14	$303	$1,773	$531

Stock-Based Compensation Activity

In accordance with the Company’s director compensation policy, the Company issued 2,801 shares of restricted common stock on April 25, 2006 to its new non-employee director Douglas R. King for a total price of $2.80. These shares vest in three equal installments each year beginning April 25, 2007. The Company calculated the fair value of this award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used - expected life of three years, risk free interest rate of 4.90%, expected volatility of 67.3% and a dividend yield of $0. The Company’s computation of expected volatility was based on historical volatility from traded stock. The Company’s computation of expected life in 2006 was determined based on historical experience of option awards (since the Company has not granted restricted stock previously), giving consideration to the contractual terms of this stock-based award, vesting schedule and expectation of future behavior. The interest rate is based on the 3-year U.S. Treasury yield curve in effect at the time of grant.
The following table displays stock option activity including the weighted average stock option prices for the six months ended June 30, 2006 :

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	2,730,431	$5.16
Exercised	(1,065,784)	$4.53
Forfeited	(190,676)	$6.36
Outstanding at June 30, 2006	1,473,971	$5.45	7.1 yrs	$7,698
Vested and expected to vest at June 30, 2006	1,430,922	$5.46	7.1 yrs	$7,468
Shares exercisable at June 30, 2006	612,971	$5.63	6.7 yrs	$3,094

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 1,470,571 outstanding options, 1,427,522 vested and expected to vest options and 609,571 exercisable options that were in-the-money at each respective period. During the six months ended June 30, 2006 and 2005, the aggregate intrinsic value of options exercised under our stock option plans was $4.5 million and $0.3 million, respectively, determined as of the date of option exercise. As of June 30, 2006, there was approximately $1.3 million of total unrecognized compensation costs related to unvested share-based compensation arrangements granted under our stock awards plans. That cost is expected to be recognized over a weighted-average period of two years.

IMPCO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
JUNE 30, 2006

There were no option grants in the first half of 2006 or during 2005.

The following table sets forth a summary of the status and changes of the Company’s nonvested shares related to its stock option plans as of and during the six months ended June 30, 2006:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2006	1,271,891	$5.29
Vested	(373,816)	$4.91
Forfeited	(37,075)	$4.96
Nonvested at June 30, 2006	861,000	$5.32

Pro Forma Information for Period Prior to the Adoption of SFAS No. 123R

Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25 and provided disclosures required under SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosures, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized. No employee stock-based compensation expense was recognized under APB Opinion No. 25 in the Company’s results of operations for the six months ended June 30, 2005 for employee stock option awards, except for the expense relating to the modification of option terms as discussed above, as all options were granted with an exercise price equal to the market price of the underlying common stock on the date of grant. Forfeitures of awards were recognized as they occurred.

The following table illustrates the pro forma effect on net loss after taxes and net loss per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three- and six-month periods ended June 30, 2005 (in thousands, except per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Income (loss) as reported	$1,172		$(1,009)
Add: compensation expense included in reported loss	14		1,773
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related taxes	(1,339)		(1,796)
Pro Forma loss	$(153)		$(1,032)
Basic and diluted earnings per share:
Basic net income (loss) as reported	$0.04		$(0.04)
Diluted net income (loss) as reported	$0.04	$	$(0.04)
Basic pro forma loss	$(0.01)	$	$(0.04)
Diluted pro forma loss	$(0.01)	$	$(0.04)

IMPCO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
JUNE 30, 2006

10. Warranty

Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience. Changes in the Company’s product warranty liability during the three and six months ended June 30, 2005 and 2006 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Warranty reserve:
Balance at beginning of period	$1,719	$2,179	$1,376	$2,138
New warranties issued	74	210	164	429
Warranties settled	(101)	(402)	(235)	(580)
Accrued warranty costs acquired - BRC	—	—	387	—
Balance at end of period	$1,692	$1,987	$1,692	$1,987

11. Related Party Transactions

The following table sets forth amounts (in thousands) that are included within the captions noted on the balance sheets at December 31, 2005 and June 30, 2006 representing related party transactions within the Company.

	December 31, 2005	June 30, 2006
		(unaudited)
Accounts Receivables:
IBMexicano (a)	$1,434	$325
MTE SrL. (b)	5	1
Jehin Engineering Company Ltd. (c)	609	527
Minda IMPCO Limited (d)	(2)	16
WMTM Equipamento de Gases Ltd. (e)	1,254	1,361
Biemmedue SpA. (f)	3	23
MTM Hydro SrL. (f)	3	9
	$3,306	$2,262

Other Assets
WMTM Equipamento de Gases Ltd. (e).	$3,570	$3,502

Accounts Payable
MTE SrL. (b)	$1,659	$2,261
Europlast SrL. (g)	1,150	1,612
TCN SrL. (g)	1,356	1,977
IMCOS Due SrL. (f)	578	330
Biemmedue SpA. (f)	29	—
MTM Hydro SrL. (f)	1	8
IMPCO/BRC EGYPT (h)	2	2
IBMexicano (a)	150	4
	$4,925	$6,194

(a)	IBMexicano is 50% owned by IMPCO and was established in December 2004. This facility was closed on June 8, 2006.

(b)	MTE, SrL. is 50% owned by MTM, SrL.

(c)	Jehin Engineering, Ltd. is 13.6% owned by BRC; BRC uses the equity method to account for it.

(d)
Minda IMPCO Limited was 50% owned by IMPCO, established in December 2004 as a result of a recombination of previous ownership interests with joint venture partner Minda Industries of India and was sold in April 2006.

IMPCO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
JUNE 30, 2006

(e)	WMTM Equipamento de Gases Ltd. is 50% owned by BRC SrL., and is accounted for using the equity method.

(f)	The Chief Executive Officer of IMPCO owns 100% of Imcos Due SrL., 100% of Biemmedue SpA. and 62% of MTM Hydro SrL. with his immediate family and serves on the board of directors for each company.

(g)	The Chief Executive Officer of IMPCO serves on the board of directors of and owns 40% of Europlast and 30% of TCN, along with his brother Pier Antonio Costamagna.

(h)	IMPCO/BRC Egypt is 50% owned by IMPCO.

Loans to Executive Officers

In September 2001, the Company loaned an officer $175,000. The loan bore interest at a rate of 9% per annum and became due and payable on July 31, 2002. The amount outstanding was paid off in full on July 29, 2005.

12. Equity Investments

The following table sets forth the Company’s share in the (earnings) losses or other expenses in unconsolidated affiliates for the three and six month periods ended June 30, 2005 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Share in BRC earnings	$—	$—	$(1,146)	$—
Share in earnings of BRC unconsolidated affiliates, net	(147)	(219)	(147)	(446)
Share in Minda (earnings) losses	37	—	80	—
Share in IMPCO BRC Mexicano losses	168	—	250	—
IMPCO Egypt expenses	—	—	21	—
Amortization of BRC equipment step-up	—	—	90	—
Total	$58	$(219)	$(852)	$(446)

In April 2006, the Company converted its joint venture in MIL into a distributorship and sold its 50% share to the other 50% owner.

In December 2005, the Company recorded a write-off of the investment balance in IBMexicano in connection with its planned liquidation because the Company and its 50% joint venture partner had agreed to wind-down the business with the Company continuing to sell in the Mexico market through independent distributors.

On March 31, 2005, the Company completed the acquisition of the remaining 50% of BRC and consolidated BRC’s financial statements into IMPCO’s consolidated financial statements beginning with the second quarter of 2005. At March 31, 2005, only the balance sheet of BRC was fully consolidated with IMPCO’s consolidated balance sheet.

BRC uses the equity method of accounting to recognize the investment in the results of its unconsolidated affiliates. The condensed balance sheet for BRC’s affiliates as of December 31, 2005 and June 30, 2006 and the statement of operations for six months ended June 30, 2006 are presented below (in thousands):

	December 31, 2005	June 30, 2006
Current assets	$10,649	$12,671
Related party receivables from IMPCO affiliates	1,259	1,362
Non-current assets	3,079	3,942
Total assets	$14,987	$17,975

Current liabilities	$5,320	$6,005
Long-term liabilities	4,592	5,530
Related party payables to IMPCO affiliates	1,659	2,261
Shareholders’ equity	3,416	4,179
Total liabilities and shareholders’ equity	$14,987	$17,975

IMPCO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
JUNE 30, 2006

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2006
Revenue	$8,301	$11,990
Operating expenses	5,137	10,087
Operating income	3,164	1,903
Interest expense, net	(1,646)	(38)
Other (expense) income, net	(620)	14
Pre-tax income	898	1,879
Income taxes	130	822
Net income	$768	$1,057

BRC’s share of earnings from its investment in unconsolidated affiliates follows (in thousands):

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2006
Income, net-BRC investees	$768	$1,057

% equity interest (1)	various	various

Share in earnings	384	528
Other expense, net	(237)	(82)
Net income	$147	$446
(1) Ranges from 13.59% to 50%.

13.  Goodwill and Intangibles

Goodwill relates to the allocation of the purchase price resulting from the Company’s business acquisitions, the majority of which is attributable to the acquisition of BRC (see note 7 for further discussion). Identified intangible assets arose from the acquisition of BRC and consist of existing technology, customer relationships and trade name. Amortization of these identified intangible assets for the six months ended June 30, 2006, was $0.9 million.

The changes in the carrying amount of goodwill by reporting unit for the six months ended June 30, 2006 are as follows (in thousands):

	December 31, 2005	Additions from purchase accounting and transfer from investment in affiliates	Impairment Charges	Currency Translation	June 30, 2006
U.S. Operations	$3,657	$—	$—	$—	$3,657
International Operations	3,870	—	—	58	3,928
BRC Operations	28,811	—	—	1,723	30,534
	$36,338	$—	$—	$1,781	$38,119

IMPCO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
JUNE 30, 2006

At December 31, 2005 and June 30, 2006, intangible assets consisted of the following (in thousands):

	As of December 31, 2005			As of June 30, 2006
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Existing technology	$8,882	$(951)	$7,931	$9,413	$(1,680)	$7,733
Customer relationships	1,954	(255)	1,699	2,071	(439)	1,632
Tradename	1,480	(101)	1,379	1,569	(179)	1,390
Total	$12,316	$(1,307)	$11,009	$13,053	$(2,298)	$10,755

Estimated amortization expense for the five succeeding fiscal years is as follows (in thousands):

As of December 31,
2006	$1,813
2007	$1,802
2008	$1,768
2009	$1,734
2010	$1,701

14.  Subsequent Event

On June 27, 2006, the board of directors of IMPCO executed the Agreement and Plan of Reorganization by and among IMPCO, Fuel Systems Solutions, a newly formed Delaware corporation, and IMPCO Merger Sub, Inc., a Delaware corporation formed solely for the purpose of consummating the reorganization. The Agreement, which is subject to the approval of holders of a majority of the outstanding common stock of IMPCO, contemplates a reorganization of IMPCO’s capital structure into a holding company structure, pursuant to which (1) IMPCO will contribute 100% of its holdings of the capital stock of BRC to Fuel Systems Solutions and to which; (2) IMPCO will ultimately become a wholly owned subsidiary of Fuel Systems Solutions; and (3) the stockholders of IMPCO will exchange all of their shares of IMPCO for shares of Fuel Systems Solutions, as described in note 1.

The reorganization transaction is described in detail in the proxy statement/prospectus on Form S-4, filed subsequent to the end of the second quarter of 2006, under Fuel Systems Solutions with the SEC on July 7, 2006 and declared effective that day. That filing also includes the full text of the certificate of incorporation of Fuel Systems Solutions.

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

We have previously presented our operations in three business segments: U.S. Operations, International Operations and BRC Operations. On June 27, 2006, the board of directors of IMPCO executed the Agreement and Plan of Reorganization pursuant to which IMPCO and BRC will become separate, stand-alone operating entities and wholly owned subsidiaries of Fuel Systems Solutions, Inc. (see “Recent Developments--Reorganization” below). The reorganization is subject to the approval of shareholders of a majority of the outstanding common stock of IMPCO, but is expected to be approved and implemented during the third quarter of 2006. Therefore, our management believes that presentation of operating results in two business segments, IMPCO Operations and BRC Operations, is more appropriate based on management’s view of the company going forward.

Under our new system of reporting operations, IMPCO Operations manufacture and sell products for use primarily in the industrial market through its U.S. and foreign facilities and distribution channels, including complete certified engines, fuel systems, parts and conversion systems, for applications in the transportation, material handling, stationary and portable power generator and general industrial markets. This new operating segment is a combination of our previously-reported U.S. Operations and International Operations segments. BRC Operations manufactures and sells products for use primarily in the transportation market through its foreign facilities and distribution channels. Corporate expenses consist of general and administrative expenses at the corporate level, which will become the Fuel Systems Solutions level after the reorganization. Intercompany sales between IMPCO Operations and BRC Operations have been eliminated in the results reported.

We acquired BRC on March 31, 2005 and included the results of BRC’s operations with our consolidated results beginning with the second quarter of 2005 and with our balance sheet as of March 31, 2005. As of December 31, 2004, we no longer consolidated our operations in Mexico and India as part of International Operations. Instead, during 2005 we accounted for these operations using the equity method of accounting since we had 50% ownership in these entities and lack effective control over their operations. In the fourth quarter of 2005, we determined that we should consider liquidation of our Mexico operations and began the process of liquidation in the first quarter of 2006. We closed our Mexico operations in June 2006. We also converted our joint venture in India into independent distributorships in order to reduce the administrative costs of maintaining the joint ventures while continuing to sell our products in these markets. We sold our 50% share in our joint venture in India to the other 50% owner in April 2006. We are also in the process of converting our joint venture in Egypt into independent distributorships in order to decrease administrative costs of maintaining the joint venture while continuing to sell our products in this market.

We recognize revenue for product sales when title is transferred, ordinarily when products are shipped, and when management is reasonably assured of collectibility. We provide for returns and allowances as circumstances and facts require.

Revenue for the three and six months ended June 30, 2006 increased by approximately $8.6 million and $39.6 million to $57.2 million and $113.2 million, respectively, from $48.6 million and $73.6 million, respectively, for the same periods in 2005. We attribute the increase in revenue for the three months ended June 30, 2006 to increases in revenue from BRC partially offset by decreases from IMPCO, and the increase in revenue for the six months ended June 30, 2006 to the consolidation of BRC revenue beginning April 1, 2005 resulting from the acquisition of the remaining 50% of BRC on March 31, 2005.

Net income for the three months ended June 30, 2006 was $1.3 million, or $0.04 per diluted share, as compared to $1.2 million, or $0.04 per diluted share, for the same period in 2005. The net income for the three months ended June 30, 2006 was slightly higher due to higher revenue and lower R&D costs almost offset completely by the recognition of $0.5 million in amortization expense related to the acquired intangible assets from the acquisition of the remaining 50% of BRC on March 31, 2005 and $0.3 million in stock based compensation expense compared to the same period in the prior year. In addition, the net income for the second quarter of 2005 included approximately $1.1 million in unrealized foreign exchange gains compared to $0.9 million in unrealized foreign exchange losses in the second quarter of 2006.

Net income for the six months ended June 30, 2006 was $5.0 million, or $0.17 per diluted share compared to a net loss of $1.0 million or $0.04 per diluted share during the same period in the prior year. The increase in net income for the six months ended June 30, 2006 is primarily attributed to the inclusion of BRC results for the entire 6-month period in 2006 whereas only 50% of BRC’s first quarter results and 100% of BRC’s second quarter results were included in the comparable 6-month period in 2005. In addition, compensation expense related to stock options was $0.5 million during the first six months of 2006 compared to compensation expense of $1.8 million related to the modification of previously granted, unexercised stock options for the former chief executive officer and a former vice-president and chief operating officer and $0.4 million in additional severance-related costs for the same officers during the first six months of 2005. Net income during the first six months of 2006 included $1.1 million in foreign exchange losses and $4.7 million in provision for income taxes compared to $1.0 million in foreign exchange gains and $2.4 million in provision for income taxes during the first six months of 2005.

Recent Developments

Reorganization

On June 27, 2006, the board of directors of IMPCO executed the Agreement and Plan of Reorganization by and among IMPCO, Fuel Systems Solutions, a newly formed Delaware corporation, and IMPCO Merger Sub, Inc., a Delaware corporation formed solely for the purpose of consummating the reorganization. The reorganization agreement, which is subject to the approval of holders of a majority of the outstanding common stock of IMPCO at our annual stockholders meeting on August 23, 2006, contemplates a reorganization of IMPCO’s capital structure into a holding company structure, pursuant to which (1) IMPCO will contribute 100% of its holdings of the capital stock of BRC to Fuel Systems Solutions; (2) IMPCO will ultimately become a wholly owned subsidiary of Fuel Systems Solutions; and (3) the stockholders of IMPCO will exchange all of their shares of IMPCO for shares of Fuel Systems Solutions, as described in greater detail below. The effectiveness of the reorganization agreement is also contingent upon Nasdaq’s approval of the listing of Fuel Systems Solutions’ common stock on the Nasdaq Global Market under a new trading symbol, “FSYS.”.

We believe that a reorganization, through the formation of a holding company, Fuel Systems Solutions, whereby IMPCO and BRC are separate, stand-alone operating entities and wholly owned subsidiaries of Fuel Systems Solutions, offers several advantages:

• It promotes greater management accountability at the corporate and individual operating unit levels;

• It creates greater flexibility to respond to customer needs;

• And, it aligns each operating subsidiary with specific core product lines and business segments.

As part of the proposed reorganization, stockholders of IMPCO will receive one whole share of common stock of Fuel Systems Solutions in exchange for every two shares of IMPCO common stock owned at the time of the reorganization. Stockholders will receive cash for any fractional shares held equal to a proportionate interest in the gross proceeds of the sale on Nasdaq of the aggregate fractional shares.

All outstanding warrants to purchase IMPCO common stock will become warrants to purchase one whole share of Fuel Systems Solutions’ common stock for every two shares of IMPCO common stock subject to such warrant terms, with any fractional shares being treated in accordance with the warrant terms. All outstanding options to purchase IMPCO common stock will become options to purchase one whole share of Fuel Systems Solutions’ common stock for every two shares of IMPCO common stock subject to such option, with any fractional shares rounded-up to the nearest whole number. The exercise price of the warrants and options following the reorganization will be equal to twice the exercise price of such option and warrant, respectively, immediately prior to the reorganization.

The reorganization transaction is described in detail in the proxy statement/prospectus on Form S-4, filed by Fuel Systems Solutions with the SEC on July 7, 2006 and declared effective that day. That filing also includes the full text of the certificate of incorporation of Fuel Systems Solutions.

No financial statements for Fuel Systems Solutions are included in this Quarterly Report on Form 10-Q since Fuel Systems Solutions had no assets or liabilities as of June 30, 2006.

Relocation of North American Headquarters

On September 6, 2005, we signed an agreement to sublease a 108,000 square foot building, including 20,000 square feet of office space, located in Santa Ana, California, for a term of 13 years beginning September 1, 2005. We relocated our combined corporate headquarters and U.S. manufacturing operations from our former location in Cerritos, California, to the Santa Ana facility in April 2006. We believe the new location has sufficient space to modernize and consolidate most of our North American production and component engineering facilities. We are installing new state-of-the-art production lines, machining, and test equipment in the Santa Ana facility. We have relocated some of our current U.S. production lines to our BRC facility in Cherasco, Italy. As a global leader in the alternative fuels marketplace, our strategy is to use the improved efficiencies, capabilities and capacity to position us to better serve our markets and to take advantage of new products and new markets.

The annual rent for the Santa Ana facility is $0.7 million, which is set to increase 3% every year pursuant to the terms of the agreement. The terms of the agreement also include rent abatement for the first three months, subject to certain conditions. In connection with this relocation, we recognized approximately $0.7 million in expenses during 2005, consisting of approximately $0.1 million for accelerated amortization of leasehold improvements and furniture and fixtures, approximately $0.2 million for the recognition of incremental rent expense for the Santa Ana facility prior to the exit of the Cerritos facility and the fair value of the remaining lease obligation of the Cerritos facility of approximately $0.4 million. We recognized approximately $0.3 million in expenses in the first half of 2006, consisting of the recognition of incremental rent expense for the Santa Ana facility prior to the exit of the Cerritos facility. In the second quarter ended June 30, 2006, we revised the estimated cost for the sublease of the Cerritos facility and recorded an additional expense of approximately $49,000. During the first half of 2006, we incurred approximately $1.7 million in cash outflows including approximately $1.4 million in leasehold improvements in the new facility.

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

Warranty

We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability may be required. We believe that our warranty experience is within the industry norms. Our standard warranty period is 18 months from the date of manufacture. The warranty obligation on our certified engine products can vary from three to five years depending on the specific part and the actual hours of usage. During the six months ended June 30, 2005 and 2006, we recorded additional warranty reserves of $0.2 million and $0.4 million, respectively.

Provision for Inventory Obsolescence

We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. During the six months ended June 30, 2005 and 2006, we recorded a provision for inventory obsolescence of $0.6 million and $0.3 million, respectively.

Goodwill

We operate wholly owned and majority-owned subsidiaries. We record goodwill at the time of purchase for the amount of the purchase price over the fair values of the assets and liabilities acquired. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the goodwill, thereby possibly requiring an impairment charge in the future. During 2005 we acquired new goodwill of approximately $28.0 million in connection with the completion of the acquisition of BRC. Approximately $11.6 million of this goodwill was acquired in the first 50% acquisition of BRC in 2003 and classified on the balance sheet as part of investment in affiliates until March 31, 2005 when it was classified as part of goodwill on the balance sheet. During 2005 and the six months ended June 30, 2006, there was no impairment to goodwill.

Intangible Assets

We amortize intangible assets acquired if they are determined to have definite useful lives. Certain intangible assets, such as acquired technology and trade names, are amortized on a straight-line basis over their estimated reasonable useful lives. Certain other intangible assets such as customer relationships are amortized using an accelerated method since the value of customer relationships is expected to decline at a faster rate. During 2005, we acquired approximately $12.5 million in intangible assets in connection with the acquisition of the remaining 50% of BRC on March 31, 2005 and recorded related amortization expense in the three and six months ended June 30, 2006 of approximately $0.4 million and $0.9 million, respectively. The valuation of intangible assets for the BRC acquisition was not completed until the end of the third quarter of 2005. Based on the current facts and circumstances, the amortization expense expected to be recorded for the full years 2006 and 2007 will be approximately $1.8 million per year.

Deferred Taxes

Based upon the substantial net operating loss carryovers and expected future operating results, at December 31, 2005 we concluded that it is more likely than not that substantially all of the deferred tax assets may not be realized within a three year period. Consequently, we recorded an increase to the valuation allowance to fully reserve for these deferred tax assets in 2005 and provided for a full valuation allowance on tax benefits realized in the United States for the six months ended June 30, 2006. In addition, we expect to provide a full valuation allowance on future tax benefits realized in the United States until we can sustain a level of profitability that demonstrates our ability to utilize the assets.

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

 Results of Operations

The following table sets forth our revenue and operating income (in thousands) with 2005 data reclassified to reflect our new presentation of operating segments :

	Revenue Three Months Ended June 30,		Revenue Six Months Ended June 30,
	2005	2006	2005	2006
IMPCO Operations (1)	$27,604	$26,135	$52,609	$51,715
BRC Operations (2)	21,001	31,024	21,001	61,525
Total	48,605	57,159	73,610	$113,240

	Operating Income Three Months Ended June 30,		Operating Income Six Months Ended June 30,
	2005	2006	2005	2006
IMPCO Operations (1)	$1,888	$3,195	$4,539	$7,547
BRC Operations (2) (3)	2,948	3,642	2,948	9,014
Corporate Expenses (4)(5)	(2,226)	(2,334)	(7,061)	(5,230)
Total	$2,610	$4,503	$426	$11,331

(1)	IMPCO Operations is a combination of our previously-reported U.S. Operations and International Operations segments.

(2)
The company consolidated BRC’s income statement beginning April 1, 2005. During the three months ended March 31, 2005, IMPCO accounted for BRC on an equity basis and included its 50% share in BRC’s net income of approximately $1.3 million in IMPCO’s net loss.

(3)	Includes $0.1 million of acquired in-process technology expense for the three months ended March 31, 2005 relating to the acquisition of BRC.

(4)	Represents corporate expense not allocated to any of the business segments.

(5)
For the six months ended June 30, 2005, includes $2.2 million for compensation, lifetime medical benefits and for modifications to previously granted stock option awards to two former executive officers of IMPCO.

For the second quarter ended June 30, 2006, revenue increased approximately $8.6 million, or 17.6%, to $57.2 million from $48.6 million for the second quarter ended June 30, 2005. The increase in revenue for the second quarter of 2006 as compared to the second quarter of 2005 was due to increases in revenue from BRC partially offset by decreases in IMPCO operations, primarily in the transportation market. For six months ended June 30, 2006, revenue increased approximately $39.6 million, or 53.8%, to $113.2 million from $73.6 million for the six months ended June 30, 2005 primarily due to the consolidation of BRC revenue beginning April 1, 2005 and improvements in the transportation market.

For the second quarter ended June 30, 2006, operating income increased approximately $1.9 million, or 72.5%, to $4.5 million from $2.6 million for the second quarter ended June 30, 2005. The increase in operating income was due to increase in operating income from both IMPCO operations and BRC operations. The increase in operating income in the second quarter of 2006 as compared to the second quarter of 2005 includes a one-time favorable effect totaling $1.2 million consisting of approximately $0.8 million resulting from the absence of expenses related to our Mexico operations and change in estimate related to the liquidation of our Mexico operations of approximately $0.4 million. For the six months ended June 30, 2006, operating income increased $10.9 million, or 2560.0%, to $11.3 million from $0.4 million for the six months ended June 30, 2005. The increase in operating income during the first half of 2006 was primarily attributed to the inclusion of BRC results for the entire six-month period in 2006 whereas only 50% of BRC’s first quarter results and 100% of BRC’s second quarter results were included in the comparable six-month period in 2005. To a lesser extent, the absence of operating loss from our Mexico operations also contributed to the favorable comparison to the first half of 2005. In addition, cost-cutting measures implemented in 2006 resulted in improvements in IMPCO operations’ operating income, and the absence of approximately $2.2 million in compensation and severance-related costs for two former executive officers during the first half of 2005 also contributed.

IMPCO Operations. Data for 2005 has been reclassified to reflect our new presentation of operating segments (IMPCO Operations is a combination of our previously-reported U.S. Operations and International Operations segments). For the three months ended June 30, 2006, revenue decreased by approximately $1.5 million, or 5.3% as compared to the same period in the prior year. The decrease in revenue during the second quarter of 2006 was due primarily to a $2.5 million decrease in the industrial market and a $1.0 million increase in the transportation market. For the six months ended June 30, 2006, revenue decreased by approximately $0.9 million, or 1.7% as compared to the same period in the prior year. The decrease in revenue during the six months ended June 30, 2006 was due primarily to a $1.2 million decrease in the industrial market and a $0.3 million increase in the transportation market.

For the three months ended June 30, 2006, operating income increased by approximately $1.3 million, or 69.2%, compared to the same period in 2005. The increase was mainly due to a $1.2 million decrease in operating expenses attributed primarily to benefits realized from cost reductions implemented in 2006. In addition, the absence of expenses related to our Mexico operations which closed at the end of 2005, and a $0.4 million decrease in allowance for doubtful accounts as a result of a change in estimated liquidation value of our 50% owned Mexico joint venture also contributed to the improvement in operating income. The decrease in operating expenses was offset by cost of revenue that did not decrease at the same rate as the decrease in revenue due to sales of certain engines in 2006 with higher relative cost. For the six months ended June 30, 2006, operating income increased by approximately $3.0 million, or 66.3%. compared to the same period in 2005. The increase was mainly due to a $2.2 million decrease in operating expenses attributed primarily to benefits realized from cost reductions implemented in 2006. In addition, also contributing to the improvement was approximately $0.7 million from the absence of expenses related to our Mexico operations in 2006 and $0.4 million from a change in estimate of the write-off related to the planned liquidation of our Mexico operations.

BRC Operations.  BRC Operations became a business segment in the second quarter of 2005. For the three months ended June 30, 2006, revenue for this segment increased by approximately $10.0 million, or 47.7% as compared to the same period in the prior year. The increase in revenue during the second quarter of 2006 was due primarily to an increase in the transportation market. For the six months ended June 30, 2006, revenue increased by approximately $40.5 million, or 193.0%, as compared to the same period in the prior year. The increase in revenue during the six months ended June 30, 2006 was due primarily to the consolidation of BRC revenue beginning April 1, 2005 resulting from the acquisition of the remaining 50% of BRC on March 31, 2005 as well as an increase in the transportation market.

For the three months ended June 30, 2006, operating income increased by approximately $0.7 million, or 23.5%, compared to the same period in 2005. The increase was mainly due the increase in revenue partially offset by the inclusion of approximately $0.6 million in amortization and depreciation expenses related to intangible assets and step-up in fair value of fixed assets acquired in the acquisition of the remaining 50% of BRC. For the six months ended June 30, 2006, operating income increased by approximately $6.1 million, or 205.8%, compared to the same period in 2005. The increase is primarily attributed to the inclusion of BRC results for the entire six-month period in 2006 whereas only 50% of BRC’s first quarter results and 100% of BRC’s second quarter results were included in the comparable six-month period in 2005 as well as an increase in revenue revenue partially offset by the inclusion of approximately $1.2 million in amortization and depreciation expenses related to intangible assets and step-up in fair value of fixed assets acquired in the acquisition of the remaining 50% of BRC.

We completed the purchase price allocation of the BRC acquisition in the fourth quarter of 2005 and allocated approximately $12.5 million and $5.1 million to intangible assets and fixed assets, respectively, with estimated useful lives ranging from seven to eleven years for the intangible assets and five to eight years for the fixed assets. For 2006, we recorded amortization expense of approximately $0.9 million for the intangible assets and approximately $0.3 million for depreciation of the step-up in fair value of fixed assets. In future years, the amount of amortization and depreciation will vary due to future changes to the remaining useful lives, movements in the exchange rate between the U.S. dollar and the euro, and the use of an accelerated amortization schedule for the fair value allocated to customer relationships; however, we estimate that the amount of combined amortization and depreciation during 2006 and 2007 will be approximately $2.4 million and $2.3 million, respectively.

Corporate Expenses. Corporate expenses consist of general and administrative expenses at the corporate level to support our business segments in areas such as executive management, finance, human resources, management information systems, legal services and investor relations. Corporate expenses for the three and six months ended June 30, 2006 were $2.3 million and $5.2 million, respectively, or $0.1 million higher and $1.9 million lower than the same periods of 2005, respectively. Corporate expenses decreased primarily due to recognition of expense in the first quarter of 2005 of approximately $1.8 million in compensation expense related to 1.3 million stock options granted in prior fiscal years to a former officer and $0.4 million in severance related costs to former officers.

Other Income (Expense), Net. Other expense, net for the three and six months ended June 30, 2006 was approximately $0.9 million and $1.1 million, respectively, comprised primarily of unrealized foreign exchange losses, compared to other income, net of approximately $1.1 million and $1.0 million, respectively, comprised primarily of unrealized foreign exchange gains, for the corresponding periods in 2005.

Interest Expense. Net interest expense for the three and six months ended June 30, 2006 was approximately $0.1 million and $0.3 million, respectively, compared to net interest expense of approximately $0.1 million and $0.4 million for the corresponding periods in 2005.

Income in Unconsolidated Affiliates. Since our acquisition of the initial 50% of BRC in July 2003, we accounted for BRC’s operating results using the equity method where we recognized 50% of the earnings of BRC in our financial statements. During the first quarter of 2005, we continued this accounting treatment until we completed the acquisition of the remaining 50% of BRC on March 31, 2005. For periods following March 31, 2005, we fully consolidated the results of BRC and eliminated all intercompany transactions. During the first quarter of 2005, we recognized income of approximately $1.1 million, net of an elimination of an intercompany gain of $0.2 million, based on $2.6 million of income reported by BRC. In addition to our share in the earnings of BRC, we recognized our share in the losses of our 50% owned joint ventures in Mexico and India and recorded amortization expense of approximately $0.1 million of the step-up in the fair value of the fixed assets of BRC acquired in connection with the initial 50% acquisition in 2003. During the three and six months ended June 30, 2006, we recognized our shares in the income of BRC’s unconsolidated affiliates in the amounts of $0.2 million and $0.4 million, resepctively.

Provision for Income Taxes. Income tax expense for the second quarter of 2006 was approximately $2.1 million for the international entities based on an effective tax rate of 49%.  Income tax expense for the six months ended June 30, 2006 was approximately $4.8 million for the international entities based on an effective tax rate of 44%.  The U.S. entity recorded income tax provision of approximately $74,000 in the three and six months ended June 30, 2006, of which $39,000 related to foreign tax withholding for dividends received from the Company’s Netherlands subsidiary and $35,000 related to increase in valuation allowance in consideration of goodwill temporary tax differences, included as part of deferred tax liabilities, that is not offset against the deferred tax asset in the determination of the required increase in the valuation allowance. We expect to reduce the valuation allowance if we are profitable or provide a full valuation allowance on future tax benefits realized in the United States if we have additional losses until we can sustain a level of profitability that demonstrates our ability to utilize the assets. We will continue to evaluate the recoverability of the deferred tax assets at each quarter throughout the remainder of 2006. Income tax expense for the three and six months ended June 30, 2005 was approximately $2.0 million and $2.4 million, respectively, for the international entities based on an effective tax rate of 47% and 46%, respectively. The U.S. entity did not recognize a net tax expense during the second quarter of 2005 because we provided a full valuation allowance on any tax benefits in the United States.

Liquidity and Capital Resources

Our ongoing operations are funded by cash generated from operations, debt financings and sales of our equity securities. In addition, these sources of cash provide for capital expenditures and research and development, as well as to invest in and operate our existing operations and prospective new lines of business.

At June 30, 2006, our cash and cash equivalents totaled approximately $17.6 million, compared to cash and cash equivalents of approximately $27.1 million at December 31, 2005.

Credit Agreements and Other Loans

We currently are party to two significant credit agreements:

•
The first significant credit agreement is an asset-based revolving senior credit facility with LaSalle Business Credit LLC dated July 22, 2003, as amended. This revolving senior credit facility carries an interest rate per annum equal to prime plus 1.0%, which amounted to 9.25% at June 30, 2006, and has a borrowing limit equal to 85% of our eligible accounts receivable plus the lesser of $4.5 million or 60% of our eligible inventory as measured from time to time, subject to reasonable reserves established by LaSalle in its discretion. This lender has a senior security interest in substantially all of our assets located in the United States. As of June 30, 2006 this facility carried a maximum borrowing limit of $9.0 million, of which approximately $7.1 million was the actual borrowing capacity. At June 30, 2006 there was no outstanding balance under this senior credit facility and the entire $7.1 million was available for borrowing. In accordance with one amendment dated March 29, 2005, the LaSalle senior credit facility was extended by one year and matures on July 18, 2007. Additionally, we agreed with LaSalle to amend the credit facility covenants in effect under the original agreement, and to replace or revise certain covenants related to: (1) our achievement of certain minimum levels of consolidated and U.S. EBITDA on a quarterly basis; (2) the quarterly consolidated and U.S. fixed charge coverage ratio covenant; (3) the quarterly consolidated and U.S. leverage ratio covenant; and (4) the U.S. and consolidated tangible net worth. In addition, we agreed to incorporate a new covenant that we maintain a minimum defined quarterly level of pre-tax income from both the U.S. and consolidated operations. At June 30, 2006, we were not in compliance with the current U.S. pre-tax income covenant. On August 2, 2006, LaSalle waived our non-compliance with this covenant as of June 30, 2006 in conjunction with an amendment of the credit facility covenants to revise the minimum levels of U.S. pre-tax income from U.S. operations, such that we are required to maintain U.S. minimum pre-tax income of not less than $2.8 million, $3.5 million, and $1.4 million for the three consecutive fiscal quarters ending June 30, 2006, September 30, 2006 and December 31, 2006, respectively. In addition, we agreed with LaSalle that as long as no event of default has occurred or is continuing and the Company’s average excess availability under the senior credit facility is $2.5 million or greater, the U.S. minimum pre-tax income covenant and the U.S. consolidated group minimum tangible net worth covenant will not be measured during that fiscal quarter.

•
The second significant credit agreement is the MTM loan pursuant to which we borrowed approximately $22.0 million from MTM on December 23, 2004. The proceeds of the MTM loan were used to retire approximately $22.0 million of our indebtedness to Bison Capital Structured Equity Partners, LLC, an amount that included a prepayment premium and accrued but unpaid interest. The MTM loan carries a rate equal to 1.5% above three-month EURIBOR per annum, or 4.6% at June 30, 2006, provided that the rate will increase to 3.5% above three-month EURIBOR after and during the continuance of a default under the MTM loan agreement and to 6.5% above three-month EURIBOR on any unpaid portion of the loan outstanding 30 days after the maturity date of December 31, 2009. Beginning on April 1, 2005, the loan is being repaid in quarterly installments, each in the amount of not less than $0.65 million in the first two years, $0.8 million in the third year, $1.0 million in the fourth year and $1.15 million in the final year, with any remaining unpaid principal and interest to be repaid upon maturity. The MTM loan provides for automatic acceleration of the outstanding principal in case of a default due to nonpayment for more than 15 days after the date due or due to the termination of Mariano Costamagna as our Chief Executive Officer or a material breach of his employment agreement. The MTM loan also provides for acceleration of the MTM loan upon notice from MTM in case of any other default under the MTM loan. Mariano Costamagna and Pier Antonio Costamagna have guaranteed the MTM Loan. In return for Messrs. Costamagnas’ guarantee, the Company has pledged its equity interest in BRC as collateral in the event the guarantee is utilized. If we fail to perform the terms of the MTM loan and the Founders are required to fulfill their guarantees, the Founders may require us to reimburse them for their payments as guarantors, or they may take possession of our equity interest in BRC, or both. If the Founders were to take possession of the BRC equity interest in total or partial satisfaction of their rights under the pledge agreement, we would lose our rights to participate in BRC’s earnings and assets. This would have a material adverse effect upon our earnings and our financial position. In addition, the MTM loan contains restrictive covenants limiting our ability to: terminate Mariano Costamagna as our Chief Executive Officer, with certain exceptions for termination upon Mr. Costamagna’s death, incur additional debt obligations (other than unsecured trade credit, capital leases and additional debt obligations pursuant to the LaSalle senior credit facility); merge, consolidate or sell our assets; purchase, retire or redeem our capital stock; and make capital expenditures in excess of $2.5 million in any fiscal year. At June 30, 2006, the amount owed under the MTM loan was approximately $18.8 million and we were compliant with the covenants in the MTM loan and other related terms and conditions . We made a principal and interest payment of $0.8 million in July 2006. On August 2, 2006, we agreed with MTM to amend the MTM loan covenants such that we are permitted to make capital expenditures not to exceed $5.0 million for the fiscal year ending December 31, 2006 and $3.0 million per fiscal year thereafter. The MTM loan has been eliminated for purposes of the balance sheet presentation in the condensed consolidated balance sheet.

In addition, our subsidiary in the Netherlands has a $2.9 million credit facility at the spot exchange rate of $1.2551 to the euro with Fortis Bank. At June 30, 2006, there was no outstanding balance under this credit facility.

BRC is also party to three credit agreements:

•
On December 2, 2004, MTM entered into a five-year unsecured term loan agreement with Unicredit Banca Medio Credito S.p.A. of Italy in which MTM received $12.9 million. The proceeds for the loan were used for working capital purposes and contributed towards the $22.0 million lent to IMPCO on December 23, 2004. The payment terms are such that MTM will pay $0.6 million on a quarterly basis throughout the term of the loan and interest based on the 3-month EURIBOR rate plus 1% per annum, which was 4.1% at June 30, 2006. At June 30, 2006, the amount outstanding was $8.8 million. The loan agreement requires that MTM maintain a debt to equity ratio of less than 0.80 and MTM is not allowed to remit dividends based on income for the fiscal years 2004 and 2005 during the term of the term loan agreement. The amount of income restricted for 2005 amounts to $5.6 million. In addition MTM is required to maintain net assets of at least $24.0 million. At June 30, 2006, MTM was in compliance with these requirements.

•
In 1998 and 2002, BRC entered into unsecured term loan agreements with the Italian Ministry of Industry for the purpose of funding the acquisition of property, plant and equipment and research and development expenditures. The loans are repayable through annual installments through 2011 at a subsidized rate of 3.25%. At June 30, 2006, approximately $0.8 million was owed under these agreements.

•
At June 30, 2006, BRC had unsecured lines of credit amounting to approximately $1.5 million based on the exchange rate at June 30, 2006, with no outstanding balance. Additionally, BRC has up to $9.0 million of commercial credit lines secured by customer accounts receivable, based on exchange rate at June 30, 2006, of which $1.5 million was outstanding at June 30, 2006 and $7.5 million was available for borrowing. The annual interest rate is based on three-month EURIBOR plus 1% which was 4.1% at June 30, 2006. These lines of credit are callable on demand.

Liquidity Ratios

Our ratio of current assets to current liabilities was 1.6:1.0 at June 30, 2006 and at December 31, 2005. At June 30, 2006, our total working capital had increased by $12.2 million to $49.8 million from $37.6 million at December 31, 2005. This increase is due primarily to an increase of $19.7 million in net inventories, an increase of $12.1 million in net receivables and a decrease of $4.8 million in current revolving line of credit offset by a decrease of $9.5 million in cash and an increase of $13.3 million and $1.3 million, respectively, in accounts payable and related party payables.

Cash Flows

Net cash used by operating activities for the six months ended June 30, 2006, was $5.1 million, compared to $0.7 million used by operations for the six months ended June 30, 2005. Cash used by operating activities for the six months ended June 30, 2006 resulted primarily from net income of $5.0 million, adjusted for non-cash charges against income for depreciation and amortization of $3.0 million, provision for doubtful receivables of $0.3 million, provision for obsolescence of inventory of $0.3 million, minority interests in consolidated subsidiaries of $0.7 million, and stock-based compensation expense of $0.5 million, offset by our share in income of unconsolidated affiliates of $0.4 million.

Changes in working capital that negatively affected cash flows consisted primarily of:

•	a $10.5 million increase in accounts receivable at BRC as a result of increased sales compared to the prior year’s comparable period as well as longer collection cycle than the U.S. operations;
•	a $18.2 million increase in net inventory primarily due to our shift in strategy to reduce the time between customer order and our shipment of products; and
•	decreases in accrued expenses and deferred income taxes of $2.2 million and $0.6 million, respectively.

These negative effects were partially offset by positive cash flows from increases in accounts payable and other liabilities of $11.2 million, $1.7 million, respectively, and decreases in other receivable, other current assets and other assets of $0.2 million, $1.2 million and $0.8 million, respectively. In addition $0.7 million in dividends were received from unconsolidated affiliates

For the comparable six months ended June 30, 2005, cash used by operating activities was $0.7 million consisting of net loss of $1.0 million, adjusted for non-cash charges against income or loss for depreciation and amortization of $2.7 million, minority interests in consolidated subsidiaries of $0.5 million, one-time charges for acquired in-process technology for $0.1 million and the expense effect of new measurement dates for the stock options held by former executive officers of $1.8 million offset by our share in income of unconsolidated affiliates of $0.9 million. Changes in working capital that negatively affected cash flows consisted of $3.0 million, $4.8 million and $0.4 million associated with increases in inventory and decreases in accounts payable and other liabilities, respectively, and were partially offset by positive cash flows from decreases in other assets, other current assets, other receivable and accounts receivable of $0.1 million, $0.2 million, $0.2 million and $0.6 million, respectively.

Net cash used in investing activities in the six months ended June 30, 2006, was $3.4 million, a decrease of $7.8 million from net cash used in investing activities during the six months ended June 30, 2005. This decrease is primarily due to net costs of $9.4 million associated with the acquisition of the remaining 50% of BRC completed on March 31, 2005, and partially offset by an increase of $1.6 million in purchases of equipment and leasehold improvements. Investing activities for the six months ended June 30, 2005 included approximately $1.6 million of cash on BRC’s balance sheet as acquired cash on March 31, 2005. Net cash used in investing activities in the six months ended June 30, 2005, was $11.2 million consisting of net BRC acquisition costs of $9.4 million and purchases of equipment and leasehold improvements of $1.8 million.

Net cash used in financing activities for the six months ended June 30, 2006 was $1.8 million or a decrease of $22.3 million from net cash provided by financing activities of $20.5 million in the six months ended June 30, 2005. This decrease was due primarily to the $24.1 million net proceeds from the equity offerings in February 2005 in which 4.6 million shares were sold to investors at a price per share of $5.75 before cumulative underwriter fees and expenses of approximately $2.3 million. Cash flows used in financing activities during the six months ended June 30, 2006 include cash outflows related to net payments of approximately $4.8 million on our revolving credit lines, primarily the LaSalle senior credit facility, net payments for term loans and capital lease obligations of $1.2 million and dividends paid to minority interest in consolidated subsidiaries of $0.7 million offset by cash proceeds of $4.9 million from exercise of stock options and warrants. Cash flows from financing activities during the six months ended June 30, 2005 also included cash outflows related to net payments to the LaSalle senior credit facility of approximately $1.6 million and $2.4 million in payments for term loans.

We believe that our existing capital resources together with revenue from continuing operations should be sufficient to fund operations for the next 12 months. On August 2, 2006, we agreed with LaSalle to amend our senior credit facility covenants to reflect future financial performance of the U.S. consolidated results of IMPCO. However, we cannot assure investors that the lenders will continue to agree to amend the financial covenants or grant further or continuing waivers in the future. If we cannot obtain the necessary waivers or amendments, or return to compliance with these covenants (which would require significantly higher pretax income in the third quarter of 2006) and all other loan covenants, our lenders may accelerate our debt, foreclose on certain of our assets or take other legal action against us that, alone or in the aggregate, may have a material adverse effect on our results of operations.

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

Contractual Obligations

The following table contains supplemental information regarding total contractual obligations as of June 30, 2006. The capital lease obligations are undiscounted and represent total minimum lease payments. The outstanding balance of the MTM loan was approximately $18.8 million at June 30, 2006. We made a principal and interest payment of $0.8 million in July 2006. As a result of the acquisition of the remaining 50% of BRC, BRC’s balance sheet was consolidated into IMPCO’s balance sheet and the MTM loan has been eliminated for purposes of the balance sheet presentation. The capital lease obligations are undiscounted and represent total minimum lease payments. The “other and miscellaneous” category includes obligations under employment contracts.

	Payments Due by Period
(In thousands)		For the Six Months Ending December 31, 2006	Years Ending December 31,
Contractual Obligations	Total		2007	2008	2009	2010	Thereafter
Revolving lines of credit	$1,451	$1,451	$—	$—	$—	$—	$—
Term loans payable - principal	9,611	1,326	2,655	2,658	2,661	154	157
Term loans payable - interest	770	188	297	192	86	5	2
Capital lease obligations	1,356	217	438	464	169	62	6
Operating lease obligations	21,608	1,793	3,161	2,805	2,453	2,101	9,295
Other and miscellaneous	2,774	607	1,092	737	338	—	—
	$37,570	$5,582	$7,643	$6,856	$5,707	$2,322	$9,460

Off-Balance Sheet Arrangements

As of June 30, 2006, we had no off-balance sheet arrangements.

Derivative Financial Instruments

We use in the ordinary course of business derivative financial instruments for the purpose of reducing our exposure to adverse fluctuations in interest and foreign exchange rates. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged. We are not a party to leveraged derivatives and do not hold or issue financial instruments for speculative purposes. On January 5, 2005, our then 50% owned affiliate, BRC initiated a foreign exchange forward contract for the purpose of hedging against foreign currency devaluations that might occur in the future between the euro and the U.S. dollar in connection with the December 22, 2004 $22.0 million loan made between IMPCO and MTM, a subsidiary of BRC. This hedging agreement was not designed to hedge the unrealized foreign exchange gains and losses due to foreign currency movements that occur from time to time that could impact the our consolidated financial results either favorably or unfavorably. We concluded that this agreement did not meet the requirements for hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Accordingly, we recognized foreign exchange gains of approximately $0.4 million and a foreign exchange loss of $0.6 million for the six months ended June 30, 2006 and 2005, respectively, which are classified on the condensed consolidated statements of operations as part of other income/expense. The Company has recorded the fair value of this derivative, which amounted to a $0.2 million liability at June 30, 2006.

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

The MTM loan agreement will be settled in U.S. dollars. MTM, an Italian company, records transactions on its books using the euro as its reporting currency. BRC records the foreign exchange effect of carrying the MTM loan on its books, as well as other assets and liabilities to be settled in a currency other than the euro, even though this loan was being eliminated for financial reporting purposes beginning with the balance sheet at March 31, 2005. For the six months ended June 30, 2006, we recognized in our consolidated statement of operations a loss of approximately $1.4 million in other expense and for the six months ended June 30, 2005, we recognized in our consolidated statement of operations income of approximately $0.6 million in equity in earnings from unconsolidated subsidiaries and gain of approximately $1.4 million in other income.

We seek to hedge our foreign currency economic risk by minimizing our U.S. dollar investment in foreign operations using foreign currency term loans to finance the operations of our foreign subsidiaries. The term loans are denominated in local currencies and translated to U.S. dollars at period end exchange rates.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement methodology to recognize and measure an income tax position taken, or expected to be taken, in a tax return. The evaluation of a tax position is based on a two-step approach. The first step requires us to evaluate whether the tax position would “more likely than not,” be sustained upon examination by the appropriate taxing authority. The second step requires the tax position be measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. In addition, previously recognized benefits from tax positions that no longer meet the new criteria would be derecognized. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) in the period of adoption. This Interpretation is effective for fiscal years beginning after December 15, 2006. We plan to adopt FIN 48 on January 1, 2007. We are currently evaluating FIN 48 and the impact it may have on our results of operations and financial condition.

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

Our most significant foreign currency exposure relates to the euro. On January 5, 2005, BRC entered into forward foreign exchange agreements covering a three-year period for the purpose of hedging the foreign exchange risk between the euro and the U.S. dollar in connection with the quarterly payments made by IMPCO to BRC under the terms of the MTM loan. As of June 30, 2006, the notional amounts of the hedging agreements were $6.0 million. The fair values of these contracts as of June 30, 2006 were $5.8 million. We measured the sensitivity of the fair value of the hedge agreements for two hypothetical cases: a 10% strengthening and a 10% weakening of the spot rate for the U.S. dollar against the euro of $1.2551 to the euro at June 30, 2006. The analysis showed that a 10% strengthening of the U.S. dollar would have resulted in a gain in the fair value of the hedge agreement of $0.4 million similar to the actual gain recorded of $0.4 million. If the U.S. dollar had weakened against the euro by 10%, the hedge agreements would have resulted in a $0.4 million gain during the second quarter of 2006 similar to the $0.4 million gain recorded.

We also recognize foreign exchange gains and losses in relation to the MTM loan, which had a carrying value of approximately $18.8 million at June 30, 2006. BRC recognizes gains and losses on a mark-to-market basis of this loan balance on its books because the loan will be settled in U.S. dollars and BRC maintains its records in its reporting currency, the euro. In the six months ended June 30, 2006, BRC recorded approximately $1.4 million in unrealized foreign exchange loss from marking to market of this loan balance. Hypothetically, if the U.S. dollar had weakened 10% from the spot rate of $1.2551 to the euro at June 30, 2006, to $1.3806, BRC would have recorded an additional loss on foreign exchange of approximately $1.9 million for the six months ended June 30, 2006 bringing the recorded loss on foreign exchange to approximately $3.3 million. If the U.S. dollar had strengthened by 10% to the euro from $1.2551 to $1.1296 at June 30, 2006, BRC would have recorded a $1.9 million gain on foreign exchange for the six months ended June 30, 2006 bringing the recorded loss to a gain of $0.5 million. These gains and losses would partially offset the losses and gains on the fair value adjustments of our hedging agreements.

Additional information relating to our foreign currency exposures are discussed under the heading “Derivative Financial Instruments” included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as of June 30, 2006. Based on this evaluation, we have identified an additional material weakness related to the financial statement close procedures in our non-US operations. We did not have effective procedures to evaluate, analyze and review the financial information submitted by our non-U.S. operations. This control deficiency did not result in an adjustment to our consolidated financial statements. However, this control deficiency could result in a misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Disclosure controls and procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of the Form 10-Q for the period ended June 30, 2006, management, under the supervision of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2006 because the material weakness described in the Company’s management report on internal control over financial reporting included in Item 9A to its Annual Report on Form 10-K for the year ended December 31, 2005, as filed on April 3, 2006 and the material weakness noted above for the six months ended June 30, 2006 have not been remediated.

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

We are highly leveraged and have significant debt service obligations. As of June 30, 2006, we had aggregate outstanding indebtedness of $12.5 million. The LaSalle senior credit facility has a maximum borrowing limit of $9.0 million, which was limited based on our eligible accounts receivable and our eligible inventory as of June 30, 2006 to approximately $7.1 million. There was no outstanding balance as of June 30, 2006 under this facility, leaving approximately $7.1 million unused and available. At June 30, 2006, we also had debt obligations of approximately $18.8 million under the MTM loan, which have been eliminated in consolidation.

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

At June 30, 2006, we were in default on borrowings under the LaSalle senior credit facility for not meeting the U.S. pre-tax income financial covenant at that date. On August 2, 2006, we obtained a waiver of this non-compliance from LaSalle. We may not be successful in obtaining waivers in the future should our operating results fail to achieve the specified amounts of income as defined in the covenants.

On August 2, 2006, we and LaSalle mutually agreed to amend and restate the financial covenants of the LaSalle senior credit facility to reflect future financial performance of the consolidated results of IMPCO and BRC. However, we cannot assure investors that the lenders will continue to agree to amend the financial covenants or grant further or continuing waivers in the future. If we cannot obtain the necessary waivers or amendments, or return to compliance with these covenants (which would require us to generate significantly higher pre-tax income in the third quarter of 2006) and all other loan covenants, our lenders may accelerate our debt, foreclose on certain of our assets or take other legal action against us that, alone or in the aggregate, may have a material adverse effect on our results of operations.

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

Because of certain requirements arising under Italian law, Mariano Costamagna and Pier Antonio Costamagna whom we refer to as Founders of BRC, have jointly and severally guaranteed our performance under the MTM loan. In order to secure their recourse in the event that guaranty is exercised and the Founders are required to make payments of the amounts due, we have pledged to the Founders our entire interest in BRC. If we fail to perform the terms of the MTM loan and the Founders are required to fulfill their guarantees, the Founders may require us to reimburse them for their payments as guarantors, or they may take possession of our equity interest in BRC, or both. If the Founders were to take possession of the BRC equity interest in total or partial satisfaction of their rights under the pledge agreement, we would lose our rights to participate in BRC’s earnings and assets. This would have a material adverse effect upon our earnings and our financial position.

We have a history of significant cash outflows that may limit our ability to grow and may materially and adversely impact our prospective revenue and liquidity.

We have experienced operating losses and net cash outflows. At June 30, 2006, our cash and cash equivalents totaled approximately $17.6 million and our working capital was $49.8 million. We have experienced significant cash outflows in connection with our initial equity investment in BRC and servicing our debt. Based upon our eligible accounts receivable and our eligible inventory as of June 30, 2006 our funds available for borrowing under our senior secured credit facility were approximately $7.1 million, of which no amount was outstanding, leaving approximately $7.1 million unused and available. As of June 30, 2006, we had total stockholders’ equity of $103.7 million and an accumulated deficit of $96.6 million. Moreover, our loan agreement with MTM requires us to repay MTM the principal according to the following schedule, with an additional $5.0 million “balloon payment” of accrued interest and unpaid principal due on December 31, 2009:

Quarters Ending	Quarterly Payment Amount	Payment Per Year
July 1, 2006 through December 31, 2006	$650,000	$1,950,000
January 1, 2007 through December 31, 2007	800,000	3,200,000
January 1, 2008 through December 31, 2008	1,000,000	4,000,000
January 1, 2009 through December 31, 2009	1,150,000	4,600,000
Balloon Payment due December 31, 2009		5,000,000
Total payments		$18,750,000

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

We currently rely primarily on patent and trade secret laws to protect our intellectual property. We currently have six U.S. patents and four unexpired foreign patents. On an average, U.S. patents expire in about 20 years. Our U.S. patents began expiring in October 2002 and will expire on various dates until May 2020.

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

Technology companies in general and our company in particular have a history of depending upon and using broad based employee stock option programs to hire, to motivate and to retain employees in a competitive marketplace. The Financial Accounting Standards Board, or FASB, adopted a new accounting standard that require us to record equity-based compensation expense for stock options and employee stock purchase plan rights granted to employees based on the fair value of the equity instrument at the time of grant. We are required to record these expenses beginning with our first quarter of 2006 and recorded approximately $0.5 million in compensation expense for the six months ended June 30, 2006. The change in accounting rules will lead to increased reported net loss or, when we are profitable, a decrease in reported earnings. This may negatively impact our future stock price. In addition, this change in accounting rules could impact the likelihood of our using broad based employee stock option plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace. However, we have not issued any stock options to employees since 2004 and our board of directors has recently adopted a new bonus incentive plan that authorizes cash and restricted stock awards to employees, but does not authorize stock option awards.

We are dependent on certain key customers, and the loss of one or more customers could have a material adverse effect on our business.

A substantial portion of our business results from sales to key customers. In the six months ended June 30, 2006, no one customer exceeded 10% of our consolidated sales. Sales to the top ten customers during the six months ended June 30, 2006 accounted for approximately 35.5% of our consolidated sales. If several of these key customers were to reduce their orders substantially, we would suffer a decline in revenue and profits, and those declines could be material and adverse.

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

Operating results for any quarter are not indicative of the results that may be achieved for any subsequent quarter or for a full year. In particular, net sales and operating income in Europe and the United States are typically lower during the third and fourth quarters of the year. Many of the factors which impact our operating results are beyond our control and difficult to predict. They include:

•	Seasonal work patterns due to vacations and holidays, particularly in our European manufacturing facilities;

•	Fluctuations in demand for the end-user products in which our products are placed.

We depend on third-party suppliers for key materials and components for our products.

We have established relationships with third-party suppliers that provide materials and components for our products. A supplier’s failure to supply materials or components in a timely manner or to supply materials and components that meet our quality, quantity or cost requirements, combined with a delay in our ability to obtain substitute sources for these materials and components in a timely manner or on terms acceptable to us, would harm our ability to manufacture our products or would significantly increase our production costs, either of which would negatively impact our results of operations and business. In addition, we rely on a limited number of suppliers for certain proprietary die cast parts, electronics, catalysts as well as engines for use in our end products. In the six months ended June 30, 2006, Power Solutions, Inc. supplied approximately 19.0% of our raw materials. Approximately 56.9% of our raw materials during the six months ended June 30, 2006 were supplied by ten entities. We could incur significant costs in the event that we are forced to utilize alternative suppliers.

We may experience unionized labor disputes at original equipment manufacturer facilities.

As we become more dependent on vehicle conversion programs with OEMs, we will become increasingly dependent on OEM production and the associated labor forces at OEM sites. For the six months ended June 30, 2006, direct OEM product sales accounted for 29.7% of IMPCO’s revenue. Labor unions represent most of the labor forces at OEM facilities. In the past, labor disputes have occurred at OEM facilities, which adversely impacted our direct OEM product sales. Such labor disputes are likely to occur in the future and, if so, will negatively impact our sales and profitability.

We face risks associated with marketing, distributing, and servicing our products internationally.

In addition to the United States, we currently operate in Australia, Europe and Japan, and market our products and technologies in other international markets, including both industrialized and developing countries. During the six months ended June 30, 2006, approximately 28.7% of IMPCO’s revenue was derived from sales to customers located within the United States and Canada, and the remaining approximately 71.3 % was derived from sales in Asia, Europe, and Latin America where economics and fuel availability make our products more competitive. Additionally, approximately 78% of IMPCO’s employees and 75% of IMPCO’s approximately 400 distributors and dealers worldwide are located outside the United States. Our combined international operations are subject to various risks common to international activities, such as the following:

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

BRC recognized approximately $1.5 million unrealized loss on foreign exchange during the six months ended June 30, 2006 in connection with MTM’s five-year $22.0 million loan agreement with IMPCO that is denominated in U.S. dollars. Fluctuations in foreign exchange rates in the future could impact the financial results and cause net income and earnings per share to decline dramatically. We may be unable to effectively hedge our exposure to this risk or significantly reduce our foreign exchange risk. BRC entered into a three-year foreign exchange forward contract on January 5, 2005 for the purpose of hedging the quarterly payments being made by IMPCO to BRC under the MTM loan leaving $13.6 million unhedged. However, we determined that the foreign exchange forward contract did not qualify for hedge accounting treatment. We recognize the gains and losses in fair value of these agreements from fluctuations between the euro and U.S. dollar in other income (loss) in our consolidated statements of operations. For the six months ended June 30, 2006, BRC recognized approximately $0.6 million in income as an adjustment to the fair value of the foreign exchange forward contract.

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

Approximately $10.8 million or 5.4% of our total assets at June 30, 2006 were net intangible assets, including technology, customer relationships, trade name, and approximately $38.1 million or 19.0% of our total assets at June 30, 2006 were goodwill that we acquired primarily from BRC. We amortize the intangible assets, with the exception of goodwill, based on our estimate of their remaining useful lives and their values at the time of acquisition. We are required to test goodwill for impairment at least on an annual basis, or earlier if we determine it may be impaired due to change in circumstances. We are required to test the other intangible assets with definite useful lives for impairment whenever events or changes in circumstances indicate that the carrying amounts of the intangible assets may not be recoverable. If impairment exists in any of these assets, we are required to write-down the asset to its estimated recoverable value as of the measurement date. Such impairment write-downs may significantly impact our results of operations.

Future sales of our common stock could adversely affect our stock price.

Substantial sales of our common stock, including shares issued upon exercise of our outstanding options and warrants, in the public market or the perception by the market that these sales could occur, could lower our stock price or make it difficult for us to raise additional equity. As of June 30, 2006, we had 30,016,087 shares of common stock outstanding, excluding 23,856 shares issued but held by IMPCO as treasury stock. Except for the 6,811,733 shares held by Mariano Costamagna and his family members and affiliates which are subject to the “volume”, “manner of sale” and other selling restrictions of Rule 144, all of these shares are currently freely tradable.

As of June 30, 2006 up to 380,704 shares of our common stock were issuable upon exercise of warrants outstanding as of that date. Furthermore, as of June 30, 2006, up to 1,473,971 shares were issuable upon the exercise of options, of which 612,971 were vested and exercisable. Subject to applicable vesting and registration requirements, upon exercise of these options the underlying shares may be resold into the public market. In the case of outstanding options and warrants that have exercise prices less than the market price of our common stock from time to time, investors would experience dilution. We cannot predict if future sales of our common stock, or the availability of our common stock for sale, will harm the market price of our common stock or our ability to raise capital by offering equity securities.

Class action litigation due to stock price volatility or other factors could cause us to incur substantial costs and divert our management’s attention and resources.

From January 1, 2006 through June 30, 2006, our stock price has fluctuated from a low of $4.98 to a high of $12.49. During the 52 weeks ended December 31, 2005, our stock price fluctuated from a low of $2.70 to a high of $8.31. In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. Companies in the technology industries are particularly vulnerable to this kind of litigation due to the high volatility of their stock prices. Accordingly, we may in the future be the target of securities litigation. Any securities litigation could result in substantial costs and could divert the attention and resources of our management.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) In accordance with our director compensation policy, we issued 2,801 shares of restricted common stock on April 25, 2006 to our new non-employee director Douglas R. King for a total price of $2.80. This transaction was not registered under the Securities Act of 1933, as amended, by virtue of an exemption from registration under Section 4(2) of the Securities Act. We used the proceeds of this sale for general corporate purposes.

(b) Not applicable.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2006	504	$6.71	—	—
May 1-31, 2006	439	$8.35	—	—
June 1-30, 2006	212	$10.20	—	—
Total	1,155	$8.02	—	—

NOTE:

These purchases were made in open-market transactions in order to provide for the company’s obligations under our deferred compensation plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.
.
Item 5. Other Information

None.

Item 6. Exhibits.

The following documents are filed as exhibits to this Quarterly Report:

10.1
Fifth Amendment to the Loan and Security Agreement by and among LaSalle Business Credit, LLC, the financial institutions that, from time to time, become party to the Loan Agreement, LaSalle, as agent for the lenders, and IMPCO Technologies, Inc., dated August 2, 2006 (incorporated by reference to Exhibit 10.1 of Form 8-K filed August 3, 2006).

10.2
First Amendment to Loan Agreement by and among M.T.M. Società a Responsabilità Limitata and IMPCO Technologies, Inc. dated August 2, 2006 (incorporated by reference to Exhibit 10.2 of Form 8-K filed August 3, 2006).

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

IMPCO TECHNOLOGIES, INC.

Date: August 9, 2006	By:	/s/ Thomas M. Costales
Thomas M. Costales
Chief Financial Officer, Treasurer and Secretary